Form 10-K
period 2010-12-31
CLEAN HARBORS INC
filed 2011-03-01
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $1.5 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.

         On February 23, 2011, there were outstanding 26,397,931 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement for its 2011 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2011) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2010

Disclosure Regarding Forward-Looking Statements

        In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect managements' opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2011.

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

        We report our business in four operating segments, consisting of:

  •
  Technical Services—provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company-owned incineration, landfill, wastewater, and other treatment facilities.

  •
  Field Services—provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

  •
  Industrial Services—provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial facilities.

  •
  Exploration Services—provides exploration and directional boring services to the energy sector serving oil and gas exploration and production, and power generation.

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

        In order to protect our employees, continue to lower our incident rates, and satisfy our customers' demands to retain the best service providers with the lowest TRIR, DART and EMR rates, we are fully committed to continuously improving our health and safety performance. To meet all of these requirements we launched SafetyFirst!, a comprehensive program companywide. SafetyFirst! is an employee-based program. All employees recognize the importance of protecting themselves, their fellow employees, their customers, and all those around them from harm. They demonstrate through their words and actions that they will reinforce acceptable safety practices and stop unsafe acts before those acts become a statistic. SafetyFirst! is not just a slogan—it's our commitment to keep the protection of our fellow workers in the forefront of everything we do.

Compliance

        We regard compliance with applicable environmental regulations as a critical component of our overall operations. We strive to maintain the highest professional standards in our compliance activities. Our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our compliance staff. The compliance staff is responsible for facilities permitting and regulatory compliance, compliance training, transportation compliance, and related record keeping. To ensure the effectiveness of our regulatory compliance program, our compliance staff monitors daily operational activities and issues a monthly report to senior management concerning the status of environmental compliance and health and safety programs. We also have an Environmental Health and Safety Compliance Internal Audit Program designed to identify any weaknesses or opportunities for improvement in our ongoing compliance programs. We also perform periodic audits and inspections of the disposal facilities owned by other companies which we utilize.

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

Protecting the Environment and Environmental Sustainability

        As reflected in Clean Harbors' tagline "People and Technology Creating a Safer, Cleaner Environment," our core business is to provide industry, government and the public a wide range of environmental, energy and industrial services that protect and restore North America's natural environment.

        As North America's premier provider of environmental as well as energy and industrial services, our first goal is to help our customers prevent the release of hazardous wastes into the environment. We are also the leading service provider in situations involving the recovery and decontamination of pollutants that have been released to the environment. This includes the safe destruction or disposal of those hazardous materials in a manner that ensures these materials are no longer a danger to the environment.

        When providing these services, we are committed to the recycling, reuse and reclamation of these wastes whenever possible using a variety of methods more fully explained below in the sections describing our general operations. In addition to those services, we are also involved in recycling obsolete electronic equipment, light bulbs, batteries and mercury-containing thermostats and lamps known as universal wastes.

        We have also become the leading North American provider of services to protect the ozone layer from the destructive effects of chlorofluorocarbons ("CFCs"), which are 5,000 to 10,000 times more destructive to the ozone layer than other greenhouse gases. Clean Harbors has the most U.S. Environmental Protection Agency (the "EPA") approved CFC disposal capacity regulated under the Montreal Protocol, and we destroyed over 1 million pounds of CFCs in 2010. The destruction of this volume of CFCs at the Company's El Dorado, Arkansas facility led to the registration of over 2.8 million metric tons of avoided carbon dioxide emissions with the Climate Action Reserve, a green house gas registry affiliated with the State of California.

        One of our most highly visible public programs for various governmental and community entities involves the removal of thousands of tons of hazardous wastes, from households throughout the United States and Canada, that might otherwise be improperly disposed of or become dangerous to the communities where they are stored.

        As we provide these wide-ranging services throughout North America, we are committed to ensuring that our own operations are environmentally responsible. Through our efforts to implement numerous energy efficiency improvements, green purchasing, company-wide recycling programs, and various transportation initiatives including greater rail utilization and limits on the speeds and idling time of our many vehicles, we are making our operations more environmentally sustainable.

        Recent initiatives involving our remediation activities include the use of solar-powered probes to recover groundwater at a site undergoing groundwater monitoring. A more comprehensive project is the installation of a 1.5Mw solar array at a closed and capped landfill located in New Jersey to provide electric power for a continuously operating groundwater decontamination pump and treatment system at the site. The solar array will provide virtually all of the power needed to operate the system with a sustainable supply of renewable electric energy, and be an adaptive re-use of an otherwise unusable Brownfield site. We plan to have the solar array installed and operable by the second quarter of 2011.

Strategy

        Our strategy is to develop and maintain ongoing relationships with a diversified group of customers which have recurring needs for environmental, energy or industrial services. We strive to be recognized as the premier supplier of a broad range of value-added services based upon quality, responsiveness, customer service, information technologies, breadth of service offerings and cost effectiveness.

        The principal elements of our business strategy are to:

  •
  Expand Service Offerings and Geographic Coverage—We believe our Technical and Field Services segments have a competitive advantage, particularly in areas where service locations are located at or near a treatment, storage and disposal facility ("TSDF"). By opening additional service locations in close proximity to our TSDFs, we believe that we can, with minimal capital expenditures, increase our market share within the Field Services segment. We believe this will drive additional waste to our existing facilities, thereby increasing utilization and enhancing overall profitability. Furthermore, we believe we can expand our Industrial and Exploration Services segments across a broader geographic area, thereby providing additional services to new markets.

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

  •
  Expand Throughput Capacity of Existing Waste Facilities—We operate an extensive network of hazardous waste management facilities and have made substantial investments in these facilities, which provide us with significant operating leverage as volumes increase. In addition, there are opportunities to expand waste handling capacity at these facilities by modifying the terms of the existing permits and by adding equipment and new technology. Through selected permit modifications, we can expand the range of treatment services offered to our customers without the large capital investment necessary to acquire or build new waste management facilities.

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

Competitive Strengths

  •
  Leading Provider of Environmental, Energy and Industrial Services—We are one of the largest providers of environmental, energy and industrial services and the largest operator of non-nuclear hazardous waste treatment facilities in North America. We provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations.

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

  •
  Integrated Network of Assets—We operate, in the aggregate, the largest number of incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from origin through disposal and to efficiently direct and internalize our waste streams to reduce costs. As our processing of wastes increases, our size allows us to increase our cash flow and earnings as we can internalize a greater volume of waste in our incinerators and landfills.

  •
  Regulatory Compliance—We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital-intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.

  •
  Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, research and development capabilities and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to transport and process with internal resources the substantial majority of all hazardous waste that we manage for our customers. Finally, we are committed to reducing costs, and managing headcount and other operating costs.

  •
  Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 15 executive officers collectively have over 200 years of experience in the environmental, energy and industrial services industries. Our Chief Executive Officer founded our Company in 1980, and the average tenure of the 14 other members of the executive management team exceeds 12 years.

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

        Geographical Information.    For the year ended December 31, 2010, we generated $1,144.1 million or 66.1% of revenues in the United States and Puerto Rico, $586.4 million or 33.9% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2009, we generated $787.9 million or 73.3% of revenues in the United States and Puerto Rico, $285.7 million or 26.6% of revenues in Canada, and less than 1.0% of revenues in other international locations. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 16, "Segment Reporting," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

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

        Our incineration facilities in Kimball, Nebraska, Deer Park, Texas, El Dorado, Arkansas and Aragonite, Utah are designed to process liquid organic wastes, sludge, solids, soil and debris. Our Deer

Park facility has two kilns and a rotary reactor. Our El Dorado incineration facility specializes in the treatment of bulk and containerized hazardous liquids, solids and sludge through two rotary kilns. Our incineration facilities in Kimball and Deer Park have on-site landfills for the disposal of ash produced as a result of the incineration process.

        Our incineration facilities in Mercier, Quebec and Lambton, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic wastes. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.

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

        Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2010, the useful economic lives of these landfills include approximately 25.8 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 33.3 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 2.0 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

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

Industrial Services

        These services include a wide range of industrial maintenance services provided at refineries, chemical plants, pulp and paper mills, manufacturing, and power generation facilities, as well as production support services in the field for oil and gas companies. Many of our industrial services are provided within the oil sands region in Alberta, Canada. Our crews handle a variety of specialized industrial services including plant outage and turnaround services, decoking and pigging, catalyst handling, chemical cleaning, high and ultra-high pressure water cleaning, and large tank and surface impoundment cleaning. Our lodging services primarily consist of premier industrial lodges and drill camp accommodations for companies operating in the Alberta oil sands region. We also offer for rent or sale a variety of oilfield equipment including access rentals, well-site units, and production equipment.

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

        Under federal and state environmental laws in the United States, generators of hazardous waste remain liable for improper disposal of such wastes. Although generators may hire companies that have the proper permits and licenses, because of the generators' potential liability, they are very interested in the reputation and financial strength of the companies they use for the management of their hazardous wastes. We believe that our technical proficiency and reputation are important considerations to our customers in selecting and continuing to utilize our services.

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

        The energy and industrial services industry in which we compete is also highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from national and regional service providers, and hundreds of privately-owned firms that offer energy or industrial services. CEDA International Corporation and Newalta in Canada, and Philip Services Corp. and Veolia Environmental Services in the United States, are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the energy or industrial services offered by us. We believe the availability of specialized equipment, skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this industry.

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

Employees

        As of December 31, 2010, we employed approximately 6,840 active full-time employees, of which 676 employees (10%) are represented by labor unions. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	190
United Steelworkers' Union	212
Unions in Canada:
Communication, Energy and Paper Workers' Union	112
International Brotherhood of Teamsters	64
International Union of Operating Engineers	21
International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers And Helpers	77
Non-union employees	6,164

6,840

        As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.

Intellectual Property

        We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. We hold a total of 18 U.S. and 28 foreign patents (which will expire between 2011 and 2028), and 12 U.S. and four foreign trademarks. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.

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

Insurance and Financial Assurance

        Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $55.0 million, $52.0 million and $52.0 million, respectively, per year, subject to a retention of $0.5 million per occurrence in the United States and a zero retention in Canada. We also have workers' compensation insurance whose limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program; however, our auto liability policy does provide the first $5.0 million of transportation pollution insurance.

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

        For in-transit pollution liability, the pollution liability policy provides coverage for up to $45.0 million per occurrence and $55.0 million aggregate excess above the primary $5.0 million auto liability policy. The combined policies provide us with coverage for up to $50.0 million per occurrence and $60.0 million aggregate for sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site. A $0.5 million deductible applies to this coverage in the United States and a zero retention in Canada.

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

        Under our insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the actuarial calculation of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of other companies in other industries.

        Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. The total amount of the closure and post-closure financial assurance which we have been required by regulators to provide is approximately $324.4 million for U.S. facilities and $22.4 million for Canadian facilities. We have obtained all of the required financial assurance for our facilities from a qualified insurance company, Zurich Insurance N.A., and its affiliated companies. The closure and post-closure obligations of our U.S. facilities are insured by an insurance policy written by Steadfast Insurance Company (a unit of Zurich Insurance N.A.), which will expire in 2013. Our Canadian facilities utilize surety bonds provided through Zurich Insurance Company (Canada), which expire at various dates throughout 2011. In connection with obtaining such insurance and surety bonds, we have provided to Steadfast Insurance Company $73.5 million of letters of credit which we obtained from our lenders under our revolving credit agreement.

        Our other international operations are insured under locally placed insurance policies for insurance that are compulsory to place in a specific country. In addition, we have a global foreign liability policy that will provide excess and difference in condition coverage in all international countries.

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

        RCRA.    RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive "cradle-to-grave" system for the management of a wide range of materials identified as hazardous or solid waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA's program.

        Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements. Under RCRA, hazardous waste management facilities in existence on November 19, 1980 were required to submit a preliminary permit application to the EPA, the so-called Part A Application. By virtue of this filing, a facility obtained interim status, allowing it to operate until licensing proceedings are instituted pursuant to more comprehensive and exacting regulations (the Part B permitting process). Interim Status facilities may continue to operate pursuant to the Part A Application until their Part B permitting process is concluded.

        RCRA requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 7, "Closure and Post-Closure Liabilities," and Note 8, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a discussion of our environmental liabilities. See "Insurance and Financial Assurance" above for a discussion of our financial assurance requirements.

        The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 15, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of the principal such proceedings in which we are involved.

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

        TSCA.    We also operate a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of TSCA. TSCA established a national program for the management of substances classified as PCBs, which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination at customer sites.

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

  •
  Quebec—Environmental Quality Act;

  •
  Alberta—Environmental Protection and Enhancement Act; and

  •
  British Columbia—Waste Management Act.

        These pieces of legislation were developed by the provinces independently and, among other things, generally control the generation, characterization, transport, treatment and disposal of hazardous wastes. Regulations developed by the provinces under the relevant legislation are also developed independently, but are often quite similar in effect and sometimes in application. For example, there is some uniformity in manifest design and utilization.

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

        As discussed in Note 7, "Closure and Post-Closure Liabilities," and Note 8, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we have accrued environmental liabilities as of December 31, 2010, of $176.3 million, substantially all of which we assumed in connection with our acquisitions of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. For the years ended December 31, 2010 and 2009, we spent $10.2 million and $8.6 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets and Teris.

        As discussed more fully above under the heading "Insurance and Financial Assurance," we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed the required financial assurance primarily through a qualified insurance company, Steadfast Insurance Company (a unit of Zurich N.A.).

        As described in Note 15, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material adverse effect on our business and future prospects.

ITEM 1A.    RISK FACTORS

        An investment in our securities involves certain risks, including those described below. You should consider carefully these risks together with all of the information included in this report before investing in our securities.

Risks Affecting Both Our Environmental Services and Energy and Industrial Services Businesses

Our businesses are subject to operational and safety risks.

        Provision of both environmental services and energy and industrial services to our customers involves risks such as equipment defects, malfunctions and failures, and natural disasters, which could potentially result in releases of hazardous materials, injury or death of our employees, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers.

        While we seek to minimize our exposure to such risks through comprehensive training programs, vehicle and equipment maintenance programs and insurance, such programs and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of policy limits or at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, results of operations and financial condition could be adversely affected to a material extent. Furthermore, should our safety record deteriorate, we could be subject to a potential reduction of revenues from our major customers.

Our businesses are subject to significant competition.

        We compete with a large number of companies, which range from large public companies to small operators that provide most of the same or similar services to those we offer. The 2008-2010 downturn in economic conditions, particularly with respect to manufacturing and oil and gas exploration and production, caused increased competition for market share. This competition resulted and could further result in lower prices and reduced gross margins for our services and negatively affect our ability to grow or sustain our current revenue and profit levels in the future.

Our businesses are subject to numerous statutory and regulatory requirements, which may increase in the future.

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

        Our business operations are affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for our services. Typically during the first quarter of each calendar year, there is less demand for environmental remediation due to weather-related reasons, particularly in northern and midwestern United States and in Canada, and an increased possibility of unplanned weather-related plant shutdowns. Conversely, because a large portion of our energy and industrial services business is carried out in Western Canada and involves moving heavy equipment, our ability to provide such services is dependent on weather conditions. Thawing in the spring renders many secondary roads incapable of supporting heavy equipment, and extremely cold weather in the winter season or wet weather during any season can limit our ability to provide timely services. As a result, the operating performance of our energy and industrial services business also tends to be seasonal (with higher revenues during the first quarter of each year and reduced revenues during the second quarter) and may be negatively impacted by adverse weather conditions during any quarter. This seasonality makes it harder for us to manage our businesses and for investors to evaluate our performance.

Future conditions might require us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations.

        Periodically, we review our long-lived tangible and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill assets for impairment at least annually at December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. At the end of each of 2010, 2009 and 2008, we determined that no asset write-downs were required; however, if conditions in either the environmental services or energy and industrial services businesses were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Fluctuations in foreign currency exchange could affect our financial results.

        We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2010, we recorded 34% of our revenues outside of the United States, primarily in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. These risks are non-cash exposures. We manage these risks through normal operating and financing activities. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency fluctuations.

Risks Particularly Affecting Our Environmental Services Business

We assumed significant environmental liabilities as part of past acquisitions and may assume additional such liabilities as part of future acquisitions. Our financial condition and results of operations would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than we now estimate or may estimate in connection with future acquisitions.

        We have accrued environmental liabilities valued as of December 31, 2010, at $176.3 million, substantially all of which we assumed in connection with our acquisitions of substantially all of the assets of the Chemical Services Division, or "CSD," of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.

        We may also assume additional environmental liabilities as part of further acquisitions. Although we will endeavor to accurately estimate and limit environmental liabilities presented by the businesses or facilities to be acquired, some liabilities, including ones that may exist only because of the past operations of an acquired business or facility, may prove to be more difficult or costly to address than we then estimate. It is also possible that government officials responsible for enforcing environmental laws may believe an environmental liability is more significant than we then estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it.

If we are unable to obtain at reasonable cost the insurance, surety bonds, letters of credit, and other forms of financial assurance required for our facilities and operations, our business and results of operations would be adversely affected.

        We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2010, our total estimated closure and post-closure costs requiring financial assurance by regulators were $324.4 million for our U.S. facilities and $22.4 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities from a qualified insurance company, Zurich Insurance N.A., and its affiliated companies. The closure and post-closure obligations of our U.S. facilities are insured by an insurance policy written by Steadfast Insurance Company (a unit of Zurich Insurance N.A.), which will expire in 2013. Our Canadian facilities utilize surety bonds provided through Zurich Insurance Company (Canada), which expire at various dates throughout 2011. In connection with obtaining such insurance and surety bonds, we have provided to Steadfast Insurance Company $73.5 million of letters of credit which we obtained from our lenders under our revolving credit agreement.

        Our ability to continue operating our facilities and conducting our other operations would be adversely affected if we became unable to obtain sufficient insurance, surety bonds, letters of credit and other forms of financial assurance at reasonable cost to meet our regulatory and other business requirements. The availability of insurance, surety bonds, letters of credit and other forms of financial assurance is affected by our insurers', sureties' and lenders' assessment of our risk and by other factors outside of our control such as general conditions in the insurance and credit markets.

The environmental services industry in which we participate is subject to significant economic and business risks.

        Our future operating results of our environmental services business may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has experienced significant downsizing and consolidation, realize benefits from cost reduction programs, generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities, minimize downtime and disruptions of operations, and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our hazardous and industrial waste management business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture and aerospace industries. If those cyclical industries slow significantly, the business that we receive from those industries is likely to slow.

A significant portion of our environmental services business depends upon the demand for cleanup of major spills and other remedial projects and regulatory developments over which we have no control.

        Our operations are significantly affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years. In particular, our participation in oil spill response efforts in both the Gulf of Mexico and Michigan generated third party revenues for the year ended December 31, 2010 of $253.0 million, which accounted for approximately 15% of total revenues. We cannot expect such event revenue to reoccur in 2011.

The extensive environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to expand our facilities.

        Our operations and those of others in the environmental services industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanup of soil and groundwater contamination. For example, any failure to comply with governmental regulations governing the transport of hazardous materials could negatively impact our ability to collect, process and ultimately dispose of hazardous wastes generated by our customers. While increasing environmental regulation often presents new business opportunities for us, it often also results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of regulated materials and related natural resource damages.

        From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings, usually involving our waste treatment, storage and disposal facilities. Although none of these fines or penalties that we have paid in the past has had a material adverse effect upon us, we might in the future be required to make substantial expenditures as a result of governmental proceedings which would have a negative impact on our earnings. Furthermore, regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment, and vehicles based on, among other factors, our compliance record, and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material adverse impact on our financial results. Although we have never had any of our facilities' operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.

        Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In the past, practices have resulted in releases of regulated materials at and from certain of our facilities, or the disposal of regulated materials at third party sites, which may require investigation and remediation, and potentially result in claims of personal injury, property damage and damages to natural resources. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities. We are currently conducting remedial activities at certain of our facilities and paying a portion of the remediation costs at certain sites owned by third parties. While, based on available information, we do not believe these remedial activities will result in a material adverse effect upon our operations or financial condition, these activities or the discovery of previously unknown conditions could result in material costs.

        In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are now, and may in the future be, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, which may result in our payment of significant amounts of liabilities.

        Environmental and land use laws also impact our ability to expand our facilities. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we were to comply with all applicable environmental laws, there is no guarantee that we would be able to obtain the requisite permits from the applicable governmental authorities, and, even if we could, that any permit (and any existing permits we currently hold) will be extended or modified as needed to fit out business needs.

Future changes in environmental regulations may require us to make significant capital expenditures.

        Changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the United States Environmental Protection Agency, or "EPA," promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology, or "MACT," under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $29.3 million since September 7, 2002 in order to bring our Deer Park, Texas and Aragonite, Utah incineration facilities, which we then acquired as part of the CSD assets, and our Kimball, Nebraska facility into compliance with the MACT regulations. Prior to our acquisition in August 2006 of our additional incineration facility in El Dorado, Arkansas, as part of our purchase of all the membership interests in Teris LLC, Teris had spent in excess of $30.0 million in order to bring that facility into compliance with the MACT standards. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.

If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.

        When we include expansion airspace in our calculation of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure and landfill closure and post-closure. It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning the expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow.

Risks Particularly Affecting Our Energy and Industrial Services Business

A large portion of our energy and industrial services business is dependent on the oil and gas industry in Western Canada, and declines in oil and gas exploration and production in that region could adversely affect our business.

        Our energy and industrial services business generates well over 50% of its total revenues from customers in the oil and gas industry operating in Western Canada, although a majority of the services we provide to such customers relate to industrial maintenance and oil and gas production and refining which are less volatile than oil and gas exploration. We also provide significant services to customers in the oil and gas industry operating in the United States or internationally and to customers in other industries such as forestry, mining and manufacturing. However, a major portion of the total revenues of our energy and industrial services business remains dependent on customers in the oil and gas industry operating in Western Canada.

        Accordingly, declines in the general level of oil and gas exploration, production and refining in Western Canada could potentially have significant adverse effects on our total revenues and profitability. Such declines occurred in 2008-2009 and could potentially occur in the future if reductions in the commodity prices of oil and gas result in reduced oil and gas exploration, production and refining. Such future declines could also be triggered by technological and regulatory changes, such as those affecting the availability and cost of alternative energy sources, and other changes in industry and worldwide economic and political conditions.

A significant part of our energy and industrial services business relates to the Alberta oil sands.

        Many of our major customers in the oil and gas industry conduct a significant portion of their operations in the Alberta oil sands. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional drilling. While we believe our major involvement in the oil sands region will provide significant future growth opportunities, such involvement also increases the risk that our business will be adversely affected if future economic activity in the Alberta oil sands were to decline considerably. Major factors that could cause such a decline might include a prolonged reduction in the commodity price of oil, future changes in environmental restrictions and regulations, and technological and regulatory changes relating to production of oil from the oil sands. Due to the downturn in worldwide economic conditions and in the commodity price of oil and gas, certain of our customers have delayed a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.

Our energy and industrial services business is subject to workforce availability.

        Our ability to provide high quality services to our customers is dependent upon our ability to attract and retain well-trained, experienced employees. Prior to 2008, the oil and gas services industry in Western Canada experienced for several years high demand for, and a corresponding shortage of, quality employees resulting, in particular, in employment of a significant number of employees from Eastern Canada on a temporary basis. Although the 2008-2009 downturn in the oil and gas industry increased the pool of quality employees available to meet our customer commitments, the subsequent improvement during 2010 of conditions in the oil and gas industry has increased, and any such improvement which may occur in the future would likely increase, competition for experienced employees.

Risks Relating to Our Level of Debt and Senior Secured Notes

Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.

        As of December 31, 2010, we had outstanding $270.0 million of senior secured notes and $86.1 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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

        Our ability to make scheduled payments of principal or interest with respect to our debt, including our senior secured notes, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and on our future financial results. If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.

The covenants in our debt agreements restrict our ability to operate our business and might lead to a default under our debt agreements.

        Our revolving credit agreement and the indenture governing our senior secured notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

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

  •
  engage in transactions with affiliates.

        As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit facility requires, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our revolving credit facility or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness, including the notes.

        Our revolving credit agreement and the indenture governing our senior secured notes also contain cross-default provisions. Under these provisions, a default under one instrument governing our debt may constitute a default under our other debt instruments that contain cross-default provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

Other Risks Relating to Our Common Stock

The Massachusetts Business Corporation Act and our By-Laws contain certain anti-takeover provisions.

        Sections 8.06 and 7.02 of the Massachusetts Business Corporation Act provide that Massachusetts corporations which are publicly-held must have a staggered board of directors and that written demand by holders of at least 40% of the outstanding shares of each relevant voting group of stockholders is required for stockholders to call a special meeting unless such corporations take certain actions to affirmatively "opt-out" of such requirements. In accordance with these provisions, our By-Laws provide for a staggered Board of Directors which consists of three classes of directors of which one class is elected each year for a three-year term, and require that written application by holders of at least 25% (which is less than the 40% which would otherwise be applicable without such a specific provision in our By-Laws) of our outstanding shares of common stock is required for stockholders to call a special meeting. In addition, our By-Laws prohibit the removal by the stockholders of a director except for cause. These provisions could inhibit a takeover of our company by restricting stockholders' action to replace the existing directors or approve other actions which a party seeking to acquire us might propose. A takeover transaction would frequently afford stockholders an opportunity to sell their shares at a premium over then market prices.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal executive offices are in Norwell, Massachusetts where approximately 137,000 square feet is leased under arrangements expiring in 2022. There are also regional administrative offices in South Carolina and Alberta, Canada. We own or lease property in 36 U.S. states, seven Canadian provinces, Puerto Rico, Bulgaria, China, Mexico, Singapore, Sweden, Thailand and the United Kingdom.

        Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and TSDFs), vehicles and equipment (including environmental remediation equipment). We have 52 active permitted hazardous waste or nonhazardous waste management properties, and 137 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in our Technical Services segment.

        Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2010 regarding our properties. Our principal owned operating properties located in the United States are mortgaged as collateral for our loans.

Hazardous Waste Management Properties

        Included in our 52 active hazardous waste management properties are six incineration locations, nine commercial landfills, seven wastewater treatment plants, 20 TSDFs, two solvent recycling facilities and eight facilities which specialize in PCB management, oil and used oil products recycling. Some of our properties offer multiple capabilities. As described below under "Inactive Facilities," we also own 12 closed or inactive facilities.

        Incinerators.    We own six operating incineration facilities containing a total of nine incinerators as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2010
Arkansas	2	95,072	97.7%
Nebraska	1	58,808	75.2%
Utah	1	66,815	75.1%
Texas	3	165,500	94.0%
Ontario, Canada	1	93,695	96.6%
Quebec, Canada	1	71,650	90.0%

	9	551,540	90.3%

        Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate two hazardous waste liquid injection incinerators.

        Landfills.    In the United States and Canada, we operate nine commercial landfills as described in the following table:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	11,345	38 and 64
Colorado	1	759	20
North Dakota	1	1,012	40
Oklahoma	1	3,822	32
Texas	1	985	20
Utah	1	2,246	20
Alberta, Canada	1	1,098	12
Ontario, Canada	1	6,485	55

	9	27,752

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

        Treatment, Storage and Disposal Facilities.    We operate 20 TSDFs in the United States and Canada as follows:

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

Other Facilities and Properties

        Service Centers and Satellite Locations.    We operate 137 additional service centers and satellite or support locations of which 21 are owned and 116 are leased.

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

ITEM 3.    LEGAL PROCEEDINGS

        See Note 15, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of legal proceedings.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

        Effective December 15, 2008, our common stock began trading on the New York Stock Exchange under the symbol CLH. Prior to that time, our stock was traded on The NASDAQ Global Select Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by the New York Stock Exchange.

2010	High	Low
First Quarter	$65.79	$52.00
Second Quarter	72.14	54.31
Third Quarter	69.70	58.30
Fourth Quarter	86.27	66.75

2009	High	Low
First Quarter	$65.18	$40.90
Second Quarter	57.95	45.71
Third Quarter	61.63	48.87
Fourth Quarter	61.28	52.80

        On February 18, 2011, the closing price of our common stock on the New York Stock Exchange was $93.18 and there were 414 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 37,000 additional stockholders beneficially held the shares in street name on that date.

        We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement and indenture limit the amount of cash dividends we could pay on our common stock. See "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

        The following graph compares the five-year return from investing $100 in each of our common stock, the NASDAQ Market Index, the NYSE Market Index, and an index of environmental services companies (custom peer group) compiled by CoreData. Our common stock commenced trading on the New York Stock Exchange on December 15, 2008, and therefore both the NASDAQ Market Index and the NYSE Market Index are used as comparable indices. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2005, when our common stock closed at $28.81 per share.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NASDAQ MARKET INDEX, NYSE MARKET INDEX, AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDEND REINVESTED

Securities Authorized For Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 31, 2010, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$1,731,244	$1,074,220	$1,030,713	$946,917	$829,809
Cost of revenues (exclusive of items shown separately below)	1,210,740	753,483	707,820	664,440	584,835
Selling, general and administrative expenses	205,812	163,157	159,674	149,180	125,039
Accretion of environmental liabilities	10,307	10,617	10,776	10,447	10,220
Depreciation and amortization	92,473	64,898	44,471	37,590	35,339

Income from operations	211,912	82,065	107,972	85,260	74,376
Other income (expense)	2,795	259	(119)	135	(386)
Loss on early extinguishment of debt	(2,294)	(4,853)	(5,473)	—	(8,529)
Interest expense, net	(27,936)	(15,999)	(8,403)	(13,157)	(12,447)

Income from continuing operations before provision for income taxes	184,477	61,472	93,977	72,238	53,014
Provision for income taxes(1)	56,756	26,225	36,491	28,040	6,339

Income from continuing operations	127,721	35,247	57,486	44,198	46,675
Income from discontinued operations, net of tax	2,794	1,439	—	—	—

Net income	130,515	36,686	57,486	44,198	46,675
Dividends on Series B preferred stock	—	—	—	206	276

Net income attributable to common stockholders	$130,515	$36,686	$57,486	$43,992	$46,399

Basic earnings attributable to common stockholders(2)	$4.96	$1.48	$2.56	$2.22	$2.38

Diluted earnings attributable to common stockholders(2)	$4.93	$1.47	$2.51	$2.14	$2.26

Cash Flow Data:
Net cash from operating activities	$224,108	$93,270	$109,590	$79,995	$61,382
Net cash from investing activities	(125,687)	(118,391)	(84,515)	(42,791)	(98,885)
Net cash from financing activities	(32,230)	3,584	116,795	2,724	(20,330)
Other Financial Data:
Adjusted EBITDA(3)	$314,692	$157,580	$163,219	$133,297	$119,935

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Working capital	$446,253	$386,930	$307,679	$169,585	$124,465
Goodwill	60,252	56,085	24,578	21,572	19,032
Total assets	1,602,475	1,401,068	898,336	769,888	670,808
Long-term obligations (including current portion)(4)	278,800	301,271	53,630	123,483	124,561
Stockholders' equity(2)	780,827	613,825	429,045	202,897	173,186

(1)
For fiscal year 2006, the provision includes a reversal of $14.1 million of the valuation allowance. For fiscal year 2010, the provision includes a reversal of $14.3 million (net of benefit) resulting from the release of interest and penalties related to Canadian and U.S. tax reserves for which the statutes of limitation periods have expired.

(2)
We issued: (i) 0.4 million shares of common stock in December 2007 upon exercise of previously outstanding warrants for an aggregate of $1.2 million and conversion of previously outstanding shares of Series B preferred stock; (ii) 2.875 million shares of common stock in April 2008 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $173.5 million; and (iii) 2.4 million shares of common stock in July 2009 to the former holders of Eveready common shares as partial consideration for our acquisition of Eveready.

(3)
For all periods presented, "Adjusted EBITDA" consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. We also exclude loss on early extinguishment of debt, other expense (income), and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. See below for a reconciliation of Adjusted EBITDA to both net income and net cash provided by operating activities for the specified periods. Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We use Adjusted EBITDA to enhance our understanding of our operating performance, which represents our views concerning our performance in the ordinary, ongoing and customary course of our operations. We historically have found it helpful, and believe that investors have found it helpful, to consider an operating measure that excludes expenses such as debt extinguishment and related costs relating to transactions not reflective of our core operations.

The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our board of directors and discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, largely because we believe that this measure is indicative of the how the fundamental business is performing and is being managed.

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

  The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net income	$130,515	$36,686	$57,486	$44,198	$46,675
Accretion of environmental liabilities	10,307	10,617	10,776	10,447	10,220
Depreciation and amortization	92,473	64,898	44,471	37,590	35,339
Other (income) expense	(2,795)	(259)	119	(135)	386
Loss on early extinguishment of debt	2,294	4,853	5,473	—	8,529
Interest expense, net	27,936	15,999	8,403	13,157	12,447
Provision for income taxes	56,756	26,225	36,491	28,040	6,339
Income from discontinued operations, net of tax	(2,794)	(1,439)	—	—	—

Adjusted EBITDA	$314,692	$157,580	$163,219	$133,297	$119,935

  The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Adjusted EBITDA	$314,692	$157,580	$163,219	$133,297	$119,935
Interest expense, net	(27,936)	(15,999)	(8,403)	(13,157)	(12,447)
Provision for income taxes	(56,756)	(26,225)	(36,491)	(28,040)	(6,339)
Income from discontinued operations, net of tax	2,794	1,439	—	—	—
Allowance for doubtful accounts	1,043	1,006	267	(418)	88
Amortization of deferred financing costs and debt discount	2,921	1,997	1,915	1,940	1,616
Change in environmental liability estimates	(8,328)	(4,657)	(2,047)	597	(9,582)
Deferred income taxes	4,919	4,830	3,197	(7,492)	(6,385)
Stock-based compensation	7,219	968	3,565	4,799	3,387
Excess tax benefit of stock-based compensation	(1,751)	(481)	(3,504)	(6,386)	(5,239)
Income tax benefits related to stock option exercises	1,739	474	3,534	6,427	5,399
Gain on sale of businesses	(2,678)	—	—	—	—
Prepayment penalty on early extinguishment of debt	(900)	(3,002)	(3,552)	—	(6,146)
Environmental expenditures	(10,236)	(8,617)	(14,268)	(6,511)	(7,605)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(49,411)	(11,429)	17,221	(19,142)	(5,000)
Other current assets	(10,550)	1,093	5,529	(2,693)	(11,092)
Accounts payable	38,553	5,050	(17,763)	(4,603)	(4,674)
Other current liabilities	18,774	(10,757)	(2,829)	21,377	5,466

Net cash from operating activities	$224,108	$93,270	$109,590	$79,995	$61,382

(4)
Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities and capital lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Management's Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by us during 2011.

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

        We report the business in four operating segments, consisting of:

  •
  Technical Services—provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company-owned incineration, landfill, wastewater, and other treatment facilities.

  •
  Field Services—provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

  •
  Industrial Services—provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial facilities.

  •
  Exploration Services—provides exploration and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Overview

        During the year ended December 31, 2010, our revenues increased 61% to $1.73 billion, compared with $1.07 billion during the year ended December 31, 2009. This year-over-year revenue growth was primarily due to a full year of operations of Eveready Inc. ("Eveready"), which we acquired in July 2009, our oil spill response efforts in both the Gulf of Mexico and Michigan, and improved performance in our legacy Clean Harbors business. Our revenues were also favorably impacted by $11.6 million due to the strengthening of the Canadian dollar. Our Energy and Industrial Services business, which is primarily made up of the legacy Eveready business, benefited from increased activity in the oil sands region in Northern Alberta, refinery turnaround work and high utilization rates at our camps in our lodging business during the year.

        Our participation in oil spill response efforts in both the Gulf of Mexico and Michigan generated third party revenues during 2010 of $253.0 million, which accounted for approximately 15% of total revenues. Our work in the Gulf of Mexico essentially came through several customers that ranged from private companies to the U.S. Coast Guard. The work fell into four primary areas: skimming, decontamination, water treatment and onshore clean-up. We also supplied equipment that included boats, containment boom, skimmers, and vacuum trucks. In addition, we had a number of recovery and water treatment systems in place. Over the course of the event, our work in the Gulf of Mexico evolved. At the height of the event in the second quarter, we had more than 3,500 response-related personnel working in the region, consisting of our own employees and a temporary workforce that our subcontractors recruited from the affected areas. By the end of the year, the number of response-related personnel was closer to 300.

        Our oil spill work in Michigan began in late July and consisted primarily of our supplying a broad array of equipment and experienced personnel. During the third quarter our spill-related headcount went as high as 450. The containment and clean-up work was completed by the end of the year.

        Our Field Services revenues accounted for 27% of our total revenues for the year ended December 31, 2010, due primarily to our oil spill response efforts in the Gulf of Mexico and Michigan discussed above. Margins in this segment improved due in part to this emergency response work. Excluding the effect of the oil spill response work, revenues for Field Services increased from 2009, driven primarily by the growth of routine maintenance and remedial work that had been deferred by our customers during the economic recession.

        Our Technical Services revenues accounted for 41% of our total revenues for the year ended December 31, 2010. In our Technical Services segment, we achieved year-over-year revenue growth of 7%. Incinerator utilization increased to 90% for the year ended December 31, 2010, compared to 86% in 2009. On a geographic basis, this increase in utilization was driven by our Canadian incineration facilities, which achieved 94% utilization during 2010 and our U.S. locations, which achieved 89% during 2010. Landfill volumes increased 28% year-over-year.

        Our Industrial Services revenues accounted for 29% of our total revenues for the year ended December 31, 2010. The year-over-year increase in revenue of 153.5% was primarily due to 12 full months of revenues, compared to five months of revenues in the prior year, as the Eveready acquisition was consummated on July 31, 2009. Additionally, revenues in this segment increased due to increased activity in transport and our downhole business, continued elevation of oil extraction investment in the Oil Sands region, refinery turnaround work and high utilization rates at our camps in our lodging business. The margins for this segment benefited from our continued Eveready integration efforts.

        Our Exploration Services revenues accounted for 3% of our total revenues for the year ended December 31, 2010. The year-over-year increase of 154.7% was primarily due to 12 full months of revenues, compared to five months of revenues in the prior year, as the Eveready acquisition was consummated on July 31, 2009. Traditionally, the winter months are more active for Exploration Services in Canada, which leads to a seasonal revenue stream. This seasonality was offset partially in 2010 by expansion into the U.S. market, which is less seasonal. The depressed price of natural gas, which led to less exploration and drilling by our customers, limited the performance of this segment during 2010.

        Our costs of revenues increased from $753.5 million for the year ended December 31, 2009 to $1,210.7 million for the year ended December 31, 2010. This increase in expenses was primarily due to the acquisition of Eveready, expenses associated with the oil spill response efforts in the Gulf of Mexico and Michigan and directly related to the increased revenues in the legacy Clean Harbors business. The costs were also impacted by our continued initiative to actively manage our costs, our successful achievement of Eveready synergies, and specific cost cutting measures initiated as a response to the current economic environment leading to an improved gross margin. Our gross profit margin was 30.1% for the year ended December 31, 2010, compared to 29.9% for the year ended December 31,

2009. The year-over-year slight increase in gross margin resulted from the seasonal strength of our environmental business and our emergency response efforts in the Gulf and Michigan, offset partially by the significant top-line contribution of our Industrial Services business, which generates a lower gross margin than our legacy Clean Harbors business.

        During 2010, our net income was also affected by the following:

  •
  Divesting the Pembina Area Landfill and our mobile industrial health business which produced pre-tax gains of $2.7 million recorded in income from discontinued operations.

  •
  Recording a pre-tax gain on sales of marketable securities of $3.2 million.

  •
  A favorable change in estimate of environmental liabilities resulting in a pre-tax benefit of $8.3 million recorded in sales, general and administrative expenses. The benefit was primarily due to (i) new site information, (ii) the successful introduction of new technology for remedial activities, (iii) the installation of more efficient processing equipment and (iv) the discounting effect of delays in certain remedial projects.

  •
  An effective tax rate for the year of 31%, compared with 42% for last year. The decrease in the effective tax rate was primarily attributable to a decrease in unrecognized tax benefits of $15.0 million. Approximately $13.2 million of the $15.0 million decrease was due to expiring statute of limitation periods related to a historical Canadian business combination, and the remaining $1.8 million was related to the conclusion of examinations with state taxing authorities and expiration of various state statutes of limitation periods.

  •
  Recording a $2.3 million loss on the extinguishment of debt for the repayment of $30.0 million of the Company's $300.0 million then outstanding senior secured notes.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, deferred revenue, allowance for doubtful accounts, accounting for landfills, non-landfill closure and post-closure liabilities, remedial liabilities, goodwill, permits and other intangible assets, insurance expense, legal matters, and provision for income taxes. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements. See also Note 2, "Significant Accounting Policies," in Part II, Item 8. "Financial Statements and Supplementary Data," of this report, which discusses the significant assumptions used in applying our accounting policies.

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

            Landfill Capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. Our management applies the following criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a basis to evaluate the likelihood of success of unpermitted expansions:

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

        Exceptions to the criteria set forth above are approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of our Board of Directors. As of December 31, 2010, there were four unpermitted expansions at three locations included in management's landfill calculation, which represented 35.4% of our remaining airspace at that date. As of December 31, 2010, none of these unpermitted expansions were considered exceptions to management's established criteria described above. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.

            Landfill Final Closure and Post-Closure Liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2010 and 2009 was $29.8 million and $28.1 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities at least every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.

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

        Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2010 and 2009 was $8.9 million and $7.7 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.

        Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2010 and 2009 was $137.6 million and $145.5 million, respectively. See Note 8, "Remedial Liabilities," to our consolidated financial statements for the three years ended December 31, 2010, for the changes to the remedial liabilities during the years ended December 31, 2010 and 2009. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third party. As described in Note 15, "Commitments and Contingencies," to our consolidated financial statements for the three years ended December 31, 2010, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

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

        Our management tests for impairment by comparing the fair value of each reporting unit to the carrying value of the net assets assigned to each reporting unit, including goodwill. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test would be performed to measure the amount of impairment loss.

        The fair value of the reporting units is determined using two approaches. For Industrial Services and Exploration Services, the Company utilized both the income approach (a discounted cash flow analysis), and the market approach (a comparison to guideline companies). The Company determined the fair value for Industrial Services and Exploration Services using a weighted-average of the income approach and market approach. For Technical Services and Field Services, the Company utilized the income approach to determine the fair value. The Company utilized only the income approach in the current year as the fair value for Technical Services and Field Services has historically significantly exceeded the carrying value and there were no changes in the current year to indicate otherwise. Significant judgments are inherent in these analyses and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believe that the assumptions used in our impairment analyses are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge.

        As previously disclosed in our report on Form 10-Q for the third quarter of 2010, because actual results of Exploration Services for the first nine months of 2010 were less than originally forecast, we performed an interim impairment test for that reporting unit as of September 30, 2010. The results of Exploration Services were less than forecast because large contracts that were expected to be consummated during 2010 did not then materialize. These contracts are often for large projects that can be valued from $5-10 million in services, resulting in high variability in revenues over a short period of time. The lack of these contracts significantly impacted revenue in the first three quarters of 2010. As a result, revenues and EBITDA for the Exploration Services segment were 37% and 14% less, respectively, than originally forecast as of September 30, 2010. In the fourth quarter of 2010, Exploration Services was awarded several significant contracts. As a result of these new contracts, improved industry prospects as a result of an improving economy, and increased exploration activities by multinational exploration companies in Exploration's primary markets, the Exploration Services reporting unit passed the interim impairment test as of September 30, 2010.

        The impairment analysis performed during the year ended December 31, 2010, utilized final 2011 annual budgeted amounts. The discount rate assumptions were based on an assessment of our weighted average cost of capital ("WACC"). As part of the analysis, we compared the aggregate implied fair value of our reporting units to our market capitalization at December 31, 2010 and assessed for reasonableness. We did not record an impairment charge as a result of our goodwill impairment tests in 2010 for our reporting units. The fair value of Technical Services, Field Services and Industrial Services significantly exceeded their respective carrying values. These three reporting units comprise $51.3 million of our total goodwill balance of $60.3 million.

        As discussed above, we have been closely monitoring the performance of Exploration Services which has a goodwill balance of $9.0 million at December 31, 2010. Based on our annual impairment test, the fair value of Exploration Services exceeded the carrying value by more than 10%. We believe the key assumptions used in our impairment test to be revenue, EBITDA, capital expenditures and the WACC. These key assumptions can be impacted by economic and market conditions particularly in Western Canada, success in bidding on customer contracts, and cost containment. We will continue to monitor the performance of Exploration Services and if the business experiences adverse changes in these key assumptions, we will perform an interim goodwill impairment analysis.

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

        Insurance Accruals.    It is our policy to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general and vehicle liability. The insurance accruals are based on claims filed and estimates of claims not reported and are developed by management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are driven by historical claims data and industry information. Significant changes in the frequency or amount of claims as compared to our historical information could materially affect our self-insurance liabilities. Actual expenditures required in future periods can differ materially from accruals established based on estimates.

        Legal Matters.    As described in Note 15, "Commitments and Contingencies," to the financial statements included in Item 8, "Financial Statements and Supplemental Data," we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2010, we had reserves of $29.7 million (substantially all of which we had established as part of the purchase price for the CSD assets and are included in the $176.3 million accrued environmental liabilities as of December 31, 2010 for closure, post-closure and remediation, as described above) relating to our potential liabilities in connection with such legal proceedings which were then pending or anticipated. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $2.8 million more. Actual expenses incurred in future periods could differ materially from accruals established.

        Provision for Income Taxes.    Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management's best estimate of future taxes to be paid. We are subject to income taxes in both the United States and in foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

        Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. We have established a valuation allowance when, based on an evaluation of objective verifiable evidence, we believe it is more likely than not that some portion or all of deferred tax assets will not be realized.

        A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. We record interest and penalties on these uncertain tax positions as applicable as a component of income tax expense.

Results of Operations

        The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data," of this report.

	Percentage of Total Revenues Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	69.9	70.2	68.7	70.1	70.4
Selling, general and administrative expenses	11.9	15.2	15.5	15.8	15.1
Accretion of environmental liabilities	0.6	1.0	1.0	1.1	1.2
Depreciation and amortization	5.4	6.0	4.3	4.0	4.3

Income from operations	12.2	7.6	10.5	9.0	9.0
Other income (expense)	0.2	—	—	—	(0.1)
Loss on early extinguishment of debt	(0.1)	(0.4)	(0.5)	—	(1.0)
Interest expense, net	(1.6)	(1.5)	(0.8)	(1.4)	(1.5)

Income from continuing operations before provision for income taxes	10.7	5.7	9.2	7.6	6.4
Provision for income taxes	3.3	2.4	3.6	2.9	0.8

Income from continuing operations	7.4	3.3	5.6	4.7	5.6
Income from discontinued operations, net of tax	0.1	0.1	—	—	—

Net income	7.5%	3.4%	5.6%	4.7%	5.6%

Segment data

        Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and compare Adjusted EBITDA contribution by operating segment for the years ended December 31, 2010 and 2009 and the years ended December 31, 2009 and 2008. See footnote 3 under Item 6, "Selected Financial Data," for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to that segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Direct revenue is the revenue allocated to the segment performing the provided service. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment's Adjusted EBITDA contribution.

        In connection with the closing of the Eveready acquisition, we re-aligned and expanded our reportable segments from two segments to four segments. During the quarter ended March 31, 2010, we made changes to the composition of these reportable segments. These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. We have recast the segment information for the years ended December 31, 2009 and 2008 to conform to the current year presentation. This table and subsequent discussions should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," of this report and in particular Note 16, "Segment Reporting," to such financial statements.

Year ended December 31, 2010 versus Year ended December 31, 2009

	Summary of Operations (in thousands)
	December 31,
	2010	2009	$ Change	% Change
Direct Revenues:
Technical Services	$720,603	$673,200	$47,403	7.0%
Field Services	460,864	185,239	275,625	148.8
Industrial Services	504,788	199,110	305,678	153.5
Exploration Services	46,829	18,383	28,446	154.7
Corporate Items	(1,840)	(1,712)	(128)	7.5

Total	1,731,244	1,074,220	657,024	61.2

Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	472,826	432,201	40,625	9.4
Field Services	318,681	142,168	176,513	124.2
Industrial Services	379,314	158,102	221,212	139.9
Exploration Services	34,024	16,091	17,933	111.4
Corporate Items	5,895	4,921	974	19.8

Total	1,210,740	753,483	457,257	60.7

Selling, General & Administrative Expenses:
Technical Services	67,084	64,296	2,788	4.3
Field Services	28,079	21,861	6,218	28.4
Industrial Services	30,191	16,251	13,940	85.8
Exploration Services	1,331	1,588	(257)	(16.2)
Corporate Items	79,127	59,161	19,966	33.7

Total	205,812	163,157	42,655	26.1

Adjusted EBITDA(2):
Technical Services	180,693	176,703	3,990	2.3
Field Services	114,104	21,210	92,894	438.0
Industrial Services	95,283	24,757	70,526	284.9
Exploration Services	11,474	704	10,770	1529.8
Corporate Items	(86,862)	(65,794)	(21,068)	32.0

Total	$314,692	$157,580	$157,112	99.7%

(1)
Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
See footnote 3 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Revenues

        Technical Services revenues increased 7.0%, or $47.4 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increases in volumes being processed through all but our solvent recycling facilities ($30.9 million), an increase due to the integration of portions of the Eveready business into the Technical Services segment ($5.5 million), and the strengthening of the Canadian dollar ($10.9 million). These increases were partially offset by reductions due to changes in product mix and reductions in pricing ($24.8 million) and a reduction in volumes being processed through our solvent recycling facilities ($0.6 million). The remaining increase related primarily to growth in our base business.

        Field Services revenues increased 148.8%, or $275.6 million, in the year ended December 31, 2010 from the comparable period in 2009. Field Services participated in oil spill response efforts in both the Gulf of Mexico and Michigan during the year ended December 31, 2010 which accounted for $253.0 million of our third party revenues. Excluding those oil spill projects, Field Services revenues also increased for the year ended December 31, 2010 from the comparable period in 2009 primarily due to recording 12 full months of revenues, compared to five months of revenues in the prior year, for Field Service business that was formerly Eveready ($5.8 million), increases in our PCB business ($5.0 million), increases in large remedial project business ($4.3 million), increases in our oil recycling business due to increased pricing and volumes ($3.4 million), and the strengthening of the Canadian dollar ($1.3 million).

        Industrial Services revenues increased 153.5%, or $305.7 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to 12 full months of revenues, compared to five months of revenues in the year ended December 31, 2009 as the Eveready acquisition was consummated on July 31, 2009. Additionally, revenues in this segment increased primarily due to activity in the oil sands region of Northern Alberta, refinery turnaround work and high utilization rates at our camps in our lodging business, as well as the strengthening of the Canadian dollar ($5.2 million).

        Exploration Services revenues increased 154.7%, or $28.4 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to 12 full months of revenues compared, to five months of revenues in the year ended December 31, 2009 as the Eveready acquisition was consummated on July 31, 2009. Additionally, revenues in this segment increased due to the strengthening of the Canadian dollar ($0.3 million).

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

Cost of Revenues

        Technical Services cost of revenues increased 9.4%, or $40.6 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increases in salary and labor expenses ($12.2 million), outside transportation costs ($4.9 million), vehicle expenses and equipment repairs ($3.4 million), materials and supplies expenses ($3.4 million), materials for reclaim costs ($3.1 million), fuel expense ($3.0 million), utilities costs ($1.9 million), chemical and consumables expense ($1.0 million), equipment rentals and leased equipment ($0.9 million), year-over-year unfavorable changes in environmental liability estimates ($0.9 million), and the strengthening of the Canadian dollar ($5.7 million).

        Field Services cost of revenues increased 124.2%, or $176.5 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increased subcontractor fees, materials and supplies costs, equipment rental costs and travel and other costs associated with the oil spill project business in the Gulf of Mexico and Michigan of $149.1 million, or 46.8% of total Field Services cost of revenues. Excluding those oil spill projects, Field Services cost of revenues increased $27.5 million, or 19.4%, for the year ended December 31, 2010 from the comparable period in 2009 primarily due to increases in labor and related expenses ($8.2 million), materials for reclaim or resale ($4.9 million), subcontractor costs ($2.7 million), equipment rental ($2.2 million), materials and supplies costs ($2.0 million), fuel costs ($1.7 million), travel costs ($1.2 million), chemicals and consumables expense ($0.8 million) and equipment repairs ($0.7 million), and the strengthening of the Canadian dollar ($1.1 million).

        Industrial Services cost of revenues increased 139.9%, or $221.2 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to a full year of operations of Eveready, which we acquired in July 2009. Costs in this segment increased in proportion to revenues primarily related to increased catering costs associated with the increased lodging services revenues, higher subcontractor fees, equipment rental costs, materials and supplies, labor, fuel and travel costs related to the shutdown activity, and the strengthening of the Canadian dollar ($4.1 million).

        Exploration Services cost of revenues increased 111.4%, or $17.9 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to a full year of operations of Eveready, which we acquired in July 2009. Additionally, costs in this segment increased due to increased fuel prices and travel costs, as well as the strengthening of the Canadian dollar ($0.2 million).

        Corporate Items cost of revenues increased $1.0 million for the year ended December 31, 2010, as compared to the comparable period in 2009 primarily due to increased labor costs ($2.5 million), insurance costs ($1.4 million) and fuel, building repairs and other costs ($0.2 million), offset by a reduction in health insurance related costs ($3.1 million).

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

Selling, General and Administrative Expenses

        Technical Services selling, general and administrative expenses increased 4.3%, or $2.8 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increased salaries, commissions and bonuses offset partially by year-over-year favorable changes in environmental liability estimates.

        Field Services selling, general and administrative expenses increased 28.4%, or $6.2 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to an increase in commissions and bonus expense.

        Industrial Services selling, general and administrative expenses increased 85.8%, or $13.9 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to a full year of operations of Eveready, which we acquired in July 2009.

        Exploration Services selling, general and administrative expenses decreased 16.2%, or $0.3 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to the recovery of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded. Partially offsetting these reductions was the impact of a full year of operations of Eveready, which we acquired in July 2009.

        Corporate Items selling, general and administrative expenses increased 33.7%, or $20.0 million, for the year ended December 31, 2010, as compared to the same period in 2009 primarily due to increases in salaries, payroll taxes and bonuses ($13.1 million), stock-based compensation costs primarily related to the recording of the expense for 2009 and 2010 performance awards ($5.9 million), employer contribution costs related to U.S. and Canadian retirement savings plans ($3.2 million), marketing and branding costs ($1.8 million), rent, taxes and other costs ($0.6 million), year-over-year severance costs ($0.6 million), recruiting costs ($0.6 million), and computer expenses ($0.5 million), offset partially by a reduction in professional fees primarily related to incurring acquisition costs in 2009 associated with the Eveready acquisition ($5.3 million), and year-over-year favorable changes in environmental liability estimates ($1.0 million).

Depreciation and Amortization

	Year Ended December 31, (in thousands)
	2010	2009
Depreciation of fixed assets	$72,917	$50,428
Landfill and other amortization	19,556	14,470

Total depreciation and amortization	$92,473	$64,898

        Depreciation and amortization increased 42.5%, or $27.6 million, for the year ended December 31, 2010 compared to the comparable period in 2009. Depreciation of fixed assets increased primarily due to the acquisitions of Eveready in July 2009 and Sturgeon in April 2010 and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from the acquisition of Eveready as well as an increase in landfill volumes.

Other Income (Expense)

        Other income (expense) increased $2.5 million during the year ended December 31, 2010 compared to the comparable period in 2009, primarily due to a $3.2 million gain on sale of certain marketable securities.

Interest Expense, Net

	Year Ended December 31, (in thousands)
	2010	2009
Interest expense	$28,810	$16,824
Interest income	(874)	(825)

Interest expense, net	$27,936	$15,999

        Interest expense, net increased 74.6%, or $11.9 million, for the year ended December 31, 2010 compared to the comparable period in 2009. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009 and the refinancing of our revolving credit facility.

Year ended December 31, 2009 versus Year ended December 31, 2008

	Summary of Operations (in thousands)
	December 31,
	2009	2008	$ Change	% Change
Direct Revenues:
Technical Services	$673,200	$735,093	$(61,893)	(8.4)%
Field Services	185,239	245,106	(59,867)	(24.4)
Industrial Services	199,110	52,681	146,429	278.0
Exploration Services	18,383	—	18,383	—
Corporate Items	(1,712)	(2,167)	455	(21.0)

Total	1,074,220	1,030,713	43,507	4.2

Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	432,201	484,292	(52,091)	(10.8)
Field Services	142,168	182,834	(40,666)	(22.2)
Industrial Services	158,102	38,296	119,806	312.8
Exploration Services	16,091	—	16,091	—
Corporate Items	4,921	2,398	2,523	105.2

Total	753,483	707,820	45,663	6.5

Selling, General & Administrative Expenses:
Technical Services	64,296	64,199	97	0.2
Field Services	21,861	27,230	(5,369)	(19.7)
Industrial Services	16,251	3,449	12,802	371.2
Exploration Services	1,588	—	1,588	—
Corporate Items	59,161	64,796	(5,635)	(8.7)

Total	163,157	159,674	3,483	2.2

Adjusted EBITDA(2):
Technical Services	176,703	186,602	(9,899)	(5.3)
Field Services	21,210	35,042	(13,832)	(39.5)
Industrial Services	24,757	10,936	13,821	126.4
Exploration Services	704	—	704	—
Corporate Items	(65,794)	(69,361)	3,567	(5.1)

Total	$157,580	$163,219	$(5,639)	(3.5)%

(1)
Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
See footnote 3 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Revenues

        Technical Services revenues decreased 8.4%, or $61.9 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to reductions in volumes being processed through our facilities network ($45.8 million) and the weakening Canadian dollar ($7.7 million). These decreases were partially offset by revenues generated by the two solvent recycling facilities acquired in March 2008, changes in product mix and pricing ($5.3 million) and increases in incinerator and landfill volumes ($12.7 million). The remainder of the total decrease was attributable to reductions in base business and reduced fuel recovery fees.

        Field Services revenues decreased 24.4%, or $59.9 million, for the year ended December 31, 2009 from the comparable period in 2008 due primarily to a decline in base business, a reduction in the volume of long-term project business ($10.3 million), declines in oil pricing ($9.8 million), a reduction in event related revenues ($9.7 million), a decrease in large remedial project business ($7.7 million) and the weakening of the Canadian dollar ($0.9 million).

        The increases in Industrial Services and Exploration Services revenues for the year ended December 31, 2009 were primarily due to our acquisition of Eveready on July 31, 2009.

        There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the economic slowdown, the effects of unseasonable weather conditions, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, the reduced level of emergency response projects, competitive industry pricing, and the effects of lower fuel prices on our fuel recovery fees.

Cost of Revenues

        Technical Services costs of revenues decreased 10.8%, or $52.1 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to reductions in outside disposal and transportation costs ($11.0 million), salary and labor expenses ($8.1 million), fuel costs ($9.5 million), costs of materials, supplies, and equipment rentals ($5.7 million), utility costs ($4.6 million), subcontractor and temporary fees ($4.2 million), and the weakening of the Canadian dollar ($4.2 million).

        Field Services costs of revenues decreased 22.2%, or $40.7 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to decreases in outside transportation and disposal costs ($9.6 million), subcontractor and temporary fees ($6.3 million), labor and related expenses ($6.2 million), fuel charges ($4.2 million), material and supply costs ($3.5 million), materials for reclaim or resale ($4.4 million), travel expenses ($2.2 million), and the weakening of the Canadian dollar ($0.7 million). The decrease in outside transportation and disposal costs was partially attributable to Company-wide initiatives to maximize the utilization of Company owned resources.

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

Selling, General and Administrative Expenses

        Technical Services selling, general and administrative expenses increased $0.1 million for the year ended December 31, 2009 from the comparable period in 2008 primarily due to year-over-year unfavorable changes in environmental liability estimates ($2.4 million) resulting from a benefit recorded in 2008 of $2.3 million compared to an expense recorded in 2009 of $0.1 million, primarily offset by reductions in salaries, commissions and bonuses.

        Field Services selling, general and administrative expenses decreased 19.7%, or $5.4 million, for the year ended December 31, 2009 from the comparable period in 2008 primarily due to reductions in commissions and bonuses.

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

        Depreciation and amortization increased 45.9%, or $20.4 million, for the year ended December 31, 2009 compared to the comparable period in 2008. Depreciation of fixed assets increased primarily due to our acquisition of Eveready on July 31, 2009 and other increased capital expenditures in recent periods. Landfill and other amortization increased 31.2%, primarily due to the increase in other intangibles resulting from the acquisition of Eveready as well as increases in landfill volumes and landfill cell amortization rates.

Interest Expense, Net

	Year Ended December 31, (in thousands)
	2009	2008
Interest expense	$16,824	$13,497
Interest income	(825)	(5,094)

Interest expense, net	$15,999	$8,403

        Interest expense, net increased 90.4%, or $7.6 million, for the year ended December 31, 2009 compared to the comparable period in 2008. The increase in interest expense was primarily due to the issuance of $300.0 million in senior secured notes in August 2009 and the refinancing of our revolving credit facility. The reduction of interest income in the comparable period was primarily due to a reduction in the interest rates being earned on our cash and cash equivalents balances.

Loss on Early Extinguishment of Debt

        During the third quarter of 2010, we recorded a $2.3 million loss on early extinguishment of debt in connection with the redemption of $30.0 million of our then outstanding $300.0 million senior secured notes. The loss included a $0.9 million premium and non-cash expenses of $0.7 million related to unamortized financing costs and $0.7 million of unamortized discount.

        During the third quarter of 2009, we recorded a $4.9 million loss on early extinguishment of debt in connection with the repayment of the Company's $30.0 million term loan which was due in 2010, the Company's $23.7 million outstanding senior secured notes, and the Eveready credit facility assumed in connection with that acquisition. The loss included $0.7 million and $2.2 million in prepayment penalties on the senior secured notes and Eveready credit facility, respectively, other fees of $0.2 million and non-cash expenses of $1.7 million and $0.1 million for unamortized financing costs and discount, respectively.

        During the third quarter of 2008, we recorded a $4.3 million loss on early extinguishment of debt in connection with a redemption of $50.0 million principal amount of outstanding senior secured notes. This loss consisted of a $2.8 million prepayment penalty and a write-off of the $1.1 million unamortized portion of financing costs and $0.4 million of unamortized discount on the redeemed notes.

        During the fourth quarter of 2008, we recorded a $1.2 million loss on early extinguishment of debt in connection with a repurchase pursuant to an excess cash flow offer of $18.5 million principal amount of outstanding senior secured notes for a purchase price of $19.2 million, plus accrued interest. This included a $0.7 million premium payment and a write-off of unamortized financing costs and unamortized discount of $0.4 million and $0.1 million, respectively.

Income from Discontinued Operations

        In connection with our acquisition of Eveready in July 2009, we agreed with the Canadian Commissioner of Competition to divest Eveready's Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. Prior to its sale in April 2010, the Pembina Area Landfill met the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell were recorded as held for sale in our consolidated balance sheet. In connection with this sale, we recognized a pre-tax gain of $1.3 million which, along with the net income through April 30, 2010 for the Pembina Area Landfill, has been recorded in income from discontinued operations on our consolidated statement of income for the year ended December 31, 2010. From January 1, 2010 to April 30, 2010, the Pembina Area Landfill generated $2.2 million of revenues which were included in income from discontinued operations.

        In addition to the above, we sold in the second quarter of 2010 the mobile industrial health business we had acquired as part of the Eveready acquisition and recognized a $1.4 million pre-tax gain on sale which was recorded in income from discontinued operations.

Income Taxes

        Our effective tax rate for fiscal years 2010, 2009 and 2008 was 31%, 42% and 39%, respectively. Our tax rate is affected by recurring items, such as tax rates in Canada and the relative amount of income we earn in Canada, which has increased due to our acquisition of Eveready. In addition, the interest and penalties accrual for uncertain tax positions has a material impact on our effective rate. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the change in our U.S. federal income tax rate:

2010

  •
  A $14.3 million (7.6%) reduction (net of benefit) resulting from the release of interest and penalties related to Canadian and U.S. tax reserves for which the statutes of limitation periods have expired.

  •
  A $6.8 million (3.6%) reduction resulting from rate differences between Canada and the U.S.

  •
  A $2.6 million (1.4%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

  •
  A $2.1 million (1.1%) increase resulting from net Canadian withholding tax expense on interest payments.

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

  •
  A $1.1 million (1.2%) reduction resulting from the release of interest and penalties related to a Canadian tax reserve for which the statute expired.

  •
  A $1.0 million (1.1%) reduction resulting from a change in state deferred taxes.

        Income tax expense (including taxes on income from discontinued operations) for the year ended December 31, 2010 increased $31.0 million to $57.8 million from $26.8 million for the comparable period in 2009 primarily due to increased revenue and earnings offset by a decrease in unrecognized tax benefits of $15.0 million. Approximately $13.2 million of the $15.0 million decrease was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $1.8 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statutes of limitation periods. The income tax expense (including taxes on income from discontinued operations) for the year ended December 31, 2009 decreased $9.7 million to $26.8 million from $36.5 million for the comparable period in 2008 primarily due to decreased earnings.

        A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010 and December 31, 2009, we had a remaining valuation allowance of $12.9 million and $11.2 million, respectively. The allowance as of December 31, 2010 consisted of $11.3 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards. The allowance as of December 31, 2009 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards.

        Our management's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of December 31, 2010 and 2009 included accrued interest and penalties of $26.2 million and $28.0 million, respectively. Tax expense for the years ended December 31, 2010, 2009 and 2008 included interest and penalties, net of federal benefit, of $2.9 million, $3.5 million and $4.3 million, respectively.

Liquidity and Capital Resources

        Highlights:

  •
  Collections received from the two oil spill projects in the Gulf of Mexico and Michigan of $231.1 million offset by vendor payments of approximately $149.9 million; and

  •
  Divestitures in April 2010 of the Pembina Area Landfill for $11.7 million and the mobile industrial health business for $2.4 million (discussed further in Note 10, "Held For Sale," to our financial statements included in Item 8 of this report), offset partially by:

  •
  Redemption on September 28, 2010 of $30.0 million of our then outstanding $300.0 million senior secured notes;

  •
  Purchase of Sturgeon & Son Transportation, Inc. in April 2010 for cash of $13.9 million (discussed further in Note 3, "Business Combinations," to our financial statements included in Item 8 of this report);

  •
  Purchase of investment securities for $10.5 million;

  •
  Tax payments of $56.0 million;

  •
  Interest payments on our senior secured notes of $23.2 million; and

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

        We had accrued environmental liabilities as of December 31, 2010 of approximately $176.3 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

  Cash Flows for 2010

        Cash from operating activities for the year ended December 31, 2010 was $224.1 million, an increase of 140.3%, or $130.8 million, compared with cash from operating activities for the year ended December 31, 2009. The change was primarily related to the activity from the two oil spill projects in the Gulf of Mexico and Michigan which resulted in an increase in income from operations and an increase in accounts payable offset partially by a net increase in accounts receivable.

        Cash used for investing activities for the year ended December 31, 2010 was $125.7 million, an increase of 6.2%, or $7.3 million, compared with cash used for investing activities for the year ended

December 31, 2009. The increase resulted primarily from increased additions to property, plant and equipment, offset partially by lower year-over-year costs associated with acquisitions as well as proceeds related to the divestitures of the Pembina Area Landfill and the mobile industrial health business.

        Cash used for financing activities for the year ended December 31, 2010 was $32.2 million, compared to cash from financing activities of $3.6 million for the year ended December 31, 2009. The change was primarily the result of (i) net proceeds of $292.1 million from the August 2009 issuance of senior secured notes, offset by the payment on debt acquired related to the 2009 acquisitions of EnviroSORT Inc. and Eveready and (ii) the difference between the redemption of debt amounts between years.

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

  Financing Arrangements

        On September 28, 2010, we redeemed $30.0 million (10% of the total of $300.0 million then outstanding) of our 7.625% senior secured notes in accordance with the terms of the notes. The notes permit management, at any time prior to August 15, 2012, but not more than once in any twelve-month period, to make an optional redemption of up to $30.0 million at a redemption price of 103% of the principal amount, plus accrued interest through the redemption date. The financing arrangements and principal terms of the original $300.0 million principal amount of senior secured notes and the $120 million revolving credit facility are discussed further in Note 9, "Financing Arrangements," to our financial statements included in Item 8 of this report.

        Effective October 1, 2010, the interest rate for borrowings under the revolving credit facility was reduced to either, at our option, (i) LIBOR plus an applicable margin ranging from 2.25% to 2.75% (as compared to 3.25% to 3.75% previously in effect) per annum based on the then level of our fixed charge coverage ratio or (ii) Bank of America, N.A.'s base rate plus an applicable margin ranging from 1.25% to 1.75% (as compared to 2.25% to 2.75% previously in effect) per annum based on such fixed charge coverage ratio, and the fee for outstanding letters of credit was reduced to the applicable reduced LIBOR margin described above.

        As of December 31, 2010, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

  Liquidity Impacts of Uncertain Tax Positions

        As discussed in Note 11, "Income Taxes," to our financial statements included in Item 8 of this report, we have recorded as of December 31, 2010, $65.9 million of unrecognized tax benefits, including

$19.7 million of potential interest and $6.5 million of potential penalties. These liabilities are classified as "unrecognized tax benefits and other long-term liabilities" in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Contractual Obligations

        The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2010 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$453,133	$14,992	$42,433	$25,891	$369,817
Pension funding	3,312	262	559	598	1,893
Long-term debt	264,007	—	—	—	264,007
Interest on long-term obligations	115,282	20,164	40,542	40,870	13,706
Capital leases	16,010	8,610	5,672	1,728	—
Operating leases	76,906	21,278	29,778	11,388	14,462

Total contractual obligations	$928,650	$65,306	$118,984	$80,475	$663,885

        As we are not able to reasonably estimate when we would make any cash payments to settle uncertain tax position liabilities of $39.7 million, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $19.7 million and potential penalties of $6.5 million relating to such uncertain tax positions but have not included such amounts in the table above.

        The undiscounted value of closure, post closure and remedial liabilities of $453.1 million is equivalent to the present value of $176.3 million based on discounting of $185.7 million and the remainder of $91.1 million to be accrued for closure and post-closure liabilities over the remaining site lives.

        The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2010 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$86,130	$86,130	$—	$—	$—

        We obtained substantially all of the standby letters of credit described in the above table as security for financial assurances which we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 9, "Financing Arrangements," to our financial statements included in Item 8 of this report for further discussion of our financing arrangements.

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

  Capital Expenditures

        We now anticipate that 2011 capital spending will be between $135 million and $145 million, of which approximately $3.0 million will relate to complying with environmental regulations. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.

  Auction Rate Securities

        As of December 31, 2010, our long-term investments included $5.4 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

        We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future. During 2010, we liquidated $1.3 million of auction rate securities at par. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they were not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other unobservable inputs. As of December 31, 2010, we have recorded an unrealized pre-tax loss of $0.3 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.

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

        During the year ended December 31, 2010, the Compensation Committee of our Board of Directors granted a total of 88,421 performance share awards that are subject to achieving predetermined revenue and EBITDA margin goals by December 31, 2011 and also include continued service conditions. As of December 31, 2010, based on the year-to-date results of operations, management determined that the performance targets for the 2010 performance awards had been achieved and recognized $2.7 million of expense during the year ended December 31, 2010 through sales, general and administrative expenses.

        During the year ended December 31, 2009, the Compensation Committee of our Board of Directors granted a total of 68,251 performance share awards that were subject to achieving predetermined revenue and EBITDA margin goals by December 31, 2010 and also include continued service conditions. Prior to the second quarter of 2010, management believed that it was not then probable that the performance targets would be achieved and therefore recorded no compensation expense during fiscal 2009 and during the first quarter of 2010. Based on the year-to-date results of operations, management determined that the performance targets for the 2009 performance awards had been achieved and recognized $1.7 million of expense during the year ended December 31, 2010 through sales, general and administrative expenses relating to those 2009 awards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2010 (in thousands):

Scheduled Maturity Dates	2011	2012	2013	2014	2015	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$264,007	$264,007
Capital lease obligations	7,954	3,266	1,904	1,491	178	0	14,793

	$7,954	$3,266	$1,904	$1,491	$178	$264,007	$278,800

Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

        In addition to the fixed rate borrowings described in the above table, we had at December 31, 2010 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $120 million (with a $110.0 million sub-limit for letters of credit).

        We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2010, the Canadian subsidiaries transacted approximately 3.5% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $3.1 million and $0.2 million for the year ended December 31, 2010 and 2009, respectively.

        At December 31, 2010, $5.4 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

        We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts

        We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2011

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(dollars in thousands)

	As of December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$302,210	$233,546
Marketable securities	3,174	2,072
Accounts receivable, net of allowances aggregating $23,704 and $8,255, respectively	332,678	274,918
Unbilled accounts receivable	19,117	12,331
Deferred costs	6,891	5,192
Prepaid expenses and other current assets	28,939	18,348
Supplies inventories	44,546	41,417
Deferred tax assets	14,982	18,865
Assets held for sale	—	13,561

Total current assets	752,537	620,250

Property, plant and equipment:
Land	31,654	29,294
Asset retirement costs (non-landfill)	2,242	1,853
Landfill assets	54,519	48,646
Buildings and improvements	147,285	141,685
Camp equipment	62,717	52,753
Vehicles	162,397	120,587
Equipment	537,937	492,831
Furniture and fixtures	2,293	1,695
Construction in progress	33,005	14,413

	1,034,049	903,757
Less—accumulated depreciation and amortization	378,655	313,813

Total property, plant and equipment	655,394	589,944

Other assets:
Long-term investments	5,437	6,503
Deferred financing costs	7,768	10,156
Goodwill	60,252	56,085
Permits and other intangibles, net of accumulated amortization of $60,633 and $48,981, respectively	114,400	114,188
Other	6,687	3,942

Total other assets	194,544	190,874

Total assets	$1,602,475	$1,401,068

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	As of December 31,
	2010	2009
Current liabilities:
Current portion of capital lease obligations	$7,954	$1,923
Accounts payable	136,978	97,923
Deferred revenue	30,745	21,156
Accrued expenses	116,089	90,707
Current portion of closure, post-closure and remedial liabilities	14,518	18,412
Liabilities held for sale	—	3,199

Total current liabilities	306,284	233,320

Other liabilities:
Closure and post-closure liabilities, less current portion of $5,849 and $7,305, respectively	32,830	28,505
Remedial liabilities, less current portion of $8,669 and $11,107, respectively	128,944	134,379
Long-term obligations	264,007	292,433
Capital lease obligations, less current portion	6,839	6,915
Unrecognized tax benefits and other long-term liabilities	82,744	91,691

Total other liabilities	515,364	553,923

Commitments and contingent liabilities
Stockholders' equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 26,386,196 and 26,230,803 shares, respectively	264	262
Treasury stock	(2,467)	(2,068)
Shares held under employee participation plan	(777)	(1,150)
Additional paid-in capital	488,648	476,067
Accumulated other comprehensive income	50,759	26,829
Accumulated earnings	244,400	113,885

Total stockholders' equity	780,827	613,825

Total liabilities and stockholders' equity	$1,602,475	$1,401,068

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	For the years ended December 31,
	2010	2009	2008
Revenues	$1,731,244	$1,074,220	$1,030,713
Cost of revenues (exclusive of items shown separately below)	1,210,740	753,483	707,820
Selling, general and administrative expenses	205,812	163,157	159,674
Accretion of environmental liabilities	10,307	10,617	10,776
Depreciation and amortization	92,473	64,898	44,471

Income from operations	211,912	82,065	107,972
Other income (expense)	2,795	259	(119)
Loss on early extinguishment of debt	(2,294)	(4,853)	(5,473)
Interest expense, net of interest income of $874, 825, and $5,094, respectively	(27,936)	(15,999)	(8,403)

Income from continuing operations before provision for income taxes	184,477	61,472	93,977
Provision for income taxes	56,756	26,225	36,491

Income from continuing operations	127,721	35,247	57,486
Income from discontinued operations, net of tax	2,794	1,439	—

Net income	$130,515	$36,686	$57,486

Earnings per share:
Basic income	$4.96	$1.48	$2.56

Diluted income	$4.93	$1.47	$2.51

Weighted average common shares outstanding	26,311	24,817	22,465

Weighted average common shares outstanding plus potentially dilutive common shares	26,467	24,933	22,866

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$130,515	$36,686	$57,486
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	92,473	64,898	44,471
Allowance for doubtful accounts	1,043	1,006	267
Amortization of deferred financing costs and debt discount	2,921	1,997	1,915
Accretion of environmental liabilities	10,307	10,617	10,776
Changes in environmental liability estimates	(8,328)	(4,657)	(2,047)
Deferred income taxes	4,919	4,830	3,197
Other (income) expense	(2,795)	(259)	119
Stock-based compensation	7,219	968	3,565
Excess tax benefit of stock-based compensation	(1,751)	(481)	(3,504)
Income tax benefit related to stock option exercises	1,739	474	3,534
Gains on sale of businesses	(2,678)	—	—
Write-off of deferred financing costs and debt discount	1,394	1,851	1,921
Environmental expenditures	(10,236)	(8,617)	(14,268)
Changes in assets and liabilities:
Accounts receivable	(49,411)	(11,429)	17,221
Other current assets	(10,550)	1,093	5,529
Accounts payable	38,553	5,050	(17,763)
Other current liabilities	18,774	(10,757)	(2,829)

Net cash from operating activities	224,108	93,270	109,590

Cash flows from investing activities:
Additions to property, plant and equipment	(116,450)	(62,244)	(57,462)
Acquisitions, net of cash acquired	(14,646)	(54,476)	(27,628)
Additions to intangible assets including costs to obtain or renew permits	(4,204)	(2,228)	(2,129)
Purchase of marketable securities	(2,127)	—	(2,529)
Purchase of investment securities	(10,506)	—	—
Proceeds from sales of marketable securities	3,557	105	4,350
Proceeds from sales of fixed assets and assets held for sale	16,053	452	537
Proceeds from insurance settlement	1,336	—	346
Proceeds from sale of long-term investments	1,300	—	—

Net cash used in investing activities	$(125,687)	$(118,391)	$(84,515)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Change in uncashed checks	$(1,266)	$4,034	$2,513
Proceeds from exercise of stock options	862	430	2,082
Proceeds from exercise of warrants	—	—	2,789
Remittance of shares, net	(399)	(415)	(483)
Excess tax benefit of stock-based compensation	1,751	481	3,504
Deferred financing costs paid	(353)	(10,473)	—
Proceeds from employee stock purchase plan	2,449	2,315	1,820
Payments on capital leases	(5,126)	(1,118)	(485)
Proceeds from issuance of common stock, net	—	—	173,541
Payment on acquired debt	—	(230,745)	—
Principal payments on debt and acquired capital leases	(30,000)	(53,032)	(68,486)
Distribution of cash earned on employee participation plan	(148)	—	—
Issuance of senior secured notes, net	—	292,107	—

Net cash from financing activities	(32,230)	3,584	116,795

Effect of exchange rate change on cash	2,473	5,559	(11,884)

Increase in cash and cash equivalents	68,664	(15,978)	129,986
Cash and cash equivalents, beginning of year	233,546	249,524	119,538

Cash and cash equivalents, end of year	$302,210	$233,546	$249,524

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$26,985	$7,833	$13,661
Income taxes paid	56,015	14,608	36,520
Non-cash investing and financing activities:
Property, plant and equipment accrued	7,844	908	6,150
Assets acquired through capital lease	10,130	—	—
Issuance of Clean Harbors common stock for Eveready common shares	—	118,427	—
Issuance of acquisition-related common stock, net	1,015	—	—

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	$0.01 Par Value	Treasury Stock		Additional Paid-in Capital	Comprehensive Income		Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2008	23,733	$237	$(1,653)	$—	$353,950		$(688)	$77,199	$429,045
Net income	—	—	—	—	—	$36,686	—	36,686	36,686
Foreign currency translation	—	—	—	—	—	25,259	25,259	—	25,259
Unrealized gain on long-term investments (net of deferred taxes of $441)	—	—	—	—	—	1,726	1,726	—	1,726
Unfunded pension liability (net of deferred taxes of $254)	—	—	—	—	—	532	532	—	532

Comprehensive income	—	—	—	—	—	$64,203	—	—	—

Stock-based compensation	33	—	—	—	525		—	—	525
Issuance of restricted shares, net of shares remitted	(8)	—	(415)	—	—		—	—	(415)
Shares held under employee participation plan	—	—	—	(1,150)	—		—	—	(1,150)
Exercise of stock options	29	1	—	—	429		—	—	430
Issuance of common stock, net of issuance costs	2,392	24	—	—	118,374		—	—	118,398
Net tax benefit on exercise of stock options	—	—	—	—	474		—	—	474
Employee stock purchase plan	52	—	—	—	2,315		—	—	2,315

Balance at December 31, 2009	26,231	$262	$(2,068)	$(1,150)	$476,067		$26,829	$113,885	$613,825
Net income	—	—	—	—	—	$130,515	—	130,515	130,515
Change in fair value of available of available for sale securities, net of taxes	—	—	—	—	—	(551)	(551)	—	(551)
Foreign currency translation						24,536	24,536	—	24,536
Unfunded pension liability (net of deferred taxes of $24)	—	—	—	—	—	(55)	(55)	—	(55)

Comprehensive income	—	—	—	—	—	$154,445	—	—	—

Stock-based compensation	24	—	—	—	6,518		—	—	6,518
Issuance of restricted shares, net of shares remitted	(6)	—	(399)	—	—		—	—	(399)
Shares held under employee participation plan	—	—	—	373	—		—	—	373
Exercise of stock options	71	2	—	—	860		—	—	862
Issuance of acquisition related common stock, net of issuance costs options	16	—	—	—	1,015		—	—	1,015
Net tax benefit on exercise of stock options	—	—	—	—	1,739		—	—	1,739
Employee stock purchase plan	50	—	—	—	2,449		—	—	2,449

Balance at December 31, 2010	26,386	$264	$(2,467)	$(777)	$488,648		$50,759	$244,400	$780,827

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

        Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is a leading provider of environmental, energy and industrial services throughout North America and is the largest operator of non-nuclear hazardous waste treatment facilities in North America. The Company has a network of more than 175 service locations, including 52 active hazardous waste management properties. These properties include six incineration facilities, nine commercial landfills, seven wastewater treatment facilities, 20 treatment, storage and disposal facilities ("TSDFs"), two solvent recycling facilities and eight locations specializing in polychlorinated biphenyls ("PCB") management and oil storage and recycling. Some of the Company's properties offer multiple capabilities. In addition, the Company has 137 service centers, satellite and support locations and corporate and regional offices. These properties are located in 36 U.S. states, seven Canadian provinces, Mexico and Puerto Rico. The Company also operates international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom.

        In preparing the accompanying audited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2010, until the issuance of the financial statements.

(2) SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements of the Company reflect the application of certain significant accounting policies as described below:

  Principles of Consolidation

        The accompanying consolidated statements include the accounts of Clean Harbors, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable at the time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and disclosure, if any, of contingent assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from those estimates and judgments.

  Reclassifications

        During the quarter ended March 31, 2010, the Company made changes to the composition of its reportable segments. These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. The Company has recast the segment information as of December 31, 2009 and for the years ended December 31, 2009 and 2008 to conform to the current year presentation.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash, Cash Equivalents and Uncashed Checks

        The Company classifies all highly liquid instruments purchased with maturities of three months or less as cash equivalents.

        The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made, at the Company's discretion, either from funds provided by other accounts or under the terms of the Company's revolving credit facility. Therefore, until checks are presented for payment, there is no right of offset by the bank and the Company continues to have control over cash relating to both released as well as unreleased checks. Checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank are classified as uncashed checks as part of accounts payable and added back to cash balances.

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

  Credit Concentration

        Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America and internationally. The Company maintains strict policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. The Company establishes an allowance for doubtful accounts each month based on specific review of particular balances and customers, the credit risk applicable to particular customers, historical collection trends, age of outstanding receivables, existing economic conditions and other information as deemed applicable. Past-due receivable balances are written-off when the Company's internal collection efforts have been deemed unsuccessful in collecting the outstanding balance due. As of December 31 2010 and 2009, no individual customer accounted for more than 10% of net accounts receivable. During each of the years ended December 31, 2010, 2009 and 2008, no individual customer accounted for more than 10% of total revenues.

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

  Property, Plant and Equipment (excluding landfill assets)

        Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Interest in the amount of $0.5 million, $0.2 million and $0.2 million was capitalized to fixed assets during the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation and amortization expense was $72.9 million, $50.4 million and $33.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Land, leasehold and building improvements have a weighted average life of 9.3 years.

        Camp equipment consists of industrial lodging facilities that are utilized in the Company's Industrial Services segment to provide lodging services to companies in the refinery and petrochemical industries.

        The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. For the years ended December 31, 2010, 2009 and 2008, the Company did not record impairment charges related to long-lived assets.

  Goodwill and Intangible Assets

        Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.

        Permits are recorded at historical cost and other intangible assets are recorded at fair value. Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Permits consist of the value of permits acquired in a business combination and direct costs related to obtaining such permits such as legal fees, site surveys, engineering costs and other expenses. Other intangible assets consist of customer relationships, acquired trade names, and non-compete agreements. Other intangible assets are amortized on a straight-line basis over their respective useful lives, which range from 3 to 12 years. In addition, the Company has capitalized legal costs incurred in connection with the defense of the Company's right to accept a new type of waste at one of its facilities under a validly issued permit. Amortization expense was $10.9 million, $7.7 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Long-lived tangible and intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Any resulting impairment losses recorded by the Company could have an adverse impact on the Company's results of operations by either decreasing net income or increasing net loss. There were no impairment charges during the years ended December 31, 2010, 2009 and 2008.

        As previously disclosed in the Company's report on Form 10-Q for the third quarter of 2010, because actual results of the Exploration Services segment for the first nine months of 2010 were less than originally forecast, the Company performed an interim impairment test for that reporting unit as of September 30, 2010 and it passed.

        The Company also assesses goodwill for impairment at least on an annual basis as of December 31 by comparing the fair value of each reporting unit to its carrying value, including goodwill. The Company conducted its annual impairment test of goodwill as of December 31, 2010 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary. The fair value of Technical Services, Field Services and Industrial Services significantly exceeded their respective carrying values. These three reporting units comprise $51.3 million of our total goodwill balance of $60.3 million.

        As discussed above, the Company has been closely monitoring the performance of Exploration Services which has a goodwill balance of $9.0 million at December 31, 2010. Based on the Company's annual impairment test, the fair value of Exploration Services exceeded the carrying value by more than 10%. The Company believes the key assumptions used in its impairment test to be revenue, EBITDA, capital expenditures and the weighted average cost of capital. These key assumptions can be impacted by economic and market conditions particularly in western Canada, success in bidding on customer contracts, and cost containment. There can be no assurance that future events will not result in an impairment of goodwill. If Exploration Services reporting unit's fair value were to fall below its carrying value, a non-cash impairment charge to income from operations could result.

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

  Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The fair value of marketable securities is recorded based on quoted market prices and the fair value of auction rate securities are recorded based on discounted cash flows.

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

        Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $8.7 million, $6.8 million and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.

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

        Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Company's Board of Directors. As of December 31, 2010, there were four unpermitted expansions at three locations included in the Company's landfill accounting model, which represented 35.4% of the Company's remaining airspace at that date. As of December 31, 2010 and 2009, none of the expansions were considered exceptions to the Company's established criteria.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2010, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

			Remaining Highly Probable Airspace (cubic yards) (in thousands)
		Remaining Lives (Years)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	20	985	—	985
Buttonwillow	California	38	8,613	—	8,613
Deer Park	Texas	13	452	—	452
Deer Trail	Colorado	20	759	—	759
Grassy Mountain	Utah	20	1,442	804	2,246
Kimball	Nebraska	15	353	—	353
Lambton	Ontario	55	273	6,212	6,485
Lone Mountain	Oklahoma	32	721	3,101	3,822
Ryley	Alberta	12	1,098	—	1,098
Sawyer	North Dakota	40	1,012	—	1,012
Westmorland	California	64	2,732	—	2,732

			18,440	10,117	28,557

        The Company had 1.5 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2010. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

        The following table presents the remaining highly probable airspace from January 1, 2008 through December 31, 2010 (in thousands of cubic yards):

	2010	2009	2008
Remaining capacity at January 1,	25,765	28,308	28,511
Addition (reduction) of highly probable airspace	3,905	(1,635)	623
Consumed	(1,113)	(908)	(826)

Remaining capacity at December 31,	28,557	25,765	28,308

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

        Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2010 and 2009 was $29.8 million and $28.1 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.

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

        Cell closure, final closure and post closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during both 2010 and 2009) and discounted at the Company's credit-adjusted risk-free interest rate (9.74% for the year ended December 31, 2010, 10.57% for the period January 1 through July 31, 2009 and 9.37% for the period August 1 through December 31, 2009). In 2009, the credit-adjusted risk-free interest rate was recalculated mid-year due to the August 2009 offering of $300.0 million of senior secured notes and the discharge of the outstanding balance of the prior senior secured notes on which the initial 2009 rate had been based.

  Non-Landfill Closure and Post-Closure Liabilities

        Non-landfill closure costs include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs as required by the closure permit. Post-closure periods are performance-based and are not generally specified in terms of years in the closure permit, but generally range from 10 to 30 years or more.

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

        The balance of non-landfill closure and post-closure liabilities at December 31, 2010 and 2009 was $8.9 million and $7.7 million, respectively. Management bases estimates for non-landfill closure and post-closure liabilities on its interpretation of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. The Company's cost estimates are calculated using internal sources as well as input from third party experts. Management uses probability scenarios to estimate when future operations will cease and inflates the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.

  Remedial Liabilities

        Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last eight years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.

        The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 62 Superfund sites as of December 31, 2010. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.

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

        Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. Management's experience has been that the timing of payments for remedial liabilities is not usually estimable, and therefore the amounts of remedial liabilities are not generally discounted. In the case of remedial liabilities assumed in connection with acquisitions, acquired liabilities are recorded under purchase accounting at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the respective acquisition dates, the Company recorded the remedial liabilities assumed as part of acquisitions at their fair value, which were calculated by inflating costs in current dollars using an estimate of future inflation rates as of the respective acquisition dates until the expected time of payment, and then discounting the amount of the payments to their present value using a risk-free discount rate as of the acquisition dates. Discounts were and will be applied to the environmental liabilities as follows:

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Claims for Recovery

        The Company records claims for recovery from third parties relating to remedial liabilities only when realization of the claim is probable. The gross remedial liability is recorded separately from the claim for recovery on the balance sheet. At December 31, 2010 and 2009, the Company had recorded no such claims.

  Letters of Credit

        The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 9, "Financing Arrangements," for further discussion of financing arrangements. As of December 31, 2010 and 2009, the Company had outstanding letters of credit in an aggregate amount of $86.1 million and $88.7 million, respectively, under the revolving credit facility.

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2010	2009	2008
Cumulative translation adjustment of foreign currency statements	$50,966	$26,430	$1,171
Unrealized gain (loss) on long-term investments (net of deferred taxes of ($50), ($109) and $332, respectively)	459	1,010	(716)
Unfunded pension liability (net of deferred taxes of $225, $201 and $455, respectively)	(666)	(611)	(1,143)

	$50,759	$26,829	$(688)

  Foreign Currency

        The Company has operations in Canada and Mexico, and also operates international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom. The functional currencies of Canada, Mexico, Singapore, Sweden, Thailand and the United Kingdom are their respective local currencies. The functional currencies of Bulgaria and China are the Euro and the U.S. dollar, respectively. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of certain foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of income.

  Revenue Recognition

        The Company provides environmental, energy and industrial services through four segments: Technical Services, Field Services, Industrial Services and Exploration Services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. The master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements.

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

        Technical Services revenue is generated from fees charged for hazardous material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of hazardous and non-hazardous waste. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Revenues for treatment and disposal of hazardous waste are recognized upon completion of wastewater treatment, final disposition in a landfill or incineration of the waste, all at Company-owned sites, or when the waste is shipped to a third party for processing and disposal. Revenue for all other Technical Services is also recognized when services are rendered. The Company, at the request of a customer, periodically enters into bundled arrangements for the collection and transportation and disposal of waste. The Company accounts for such arrangements as multiple-element arrangements with separate units of accounting. The Company measures and allocates the consideration from the arrangement to the separate units, based on evidence of fair value for each deliverable. Revenues from waste that is not yet completely processed and disposed and the related costs are deferred until these services are completed.

        Field Services provides cleanup services on customer sites or other locations on a scheduled or emergency response basis, as well as oil and oil products recycling and PCB disposal. The Company's services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recorded as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.

        Industrial Services provides industrial and specialty services such as plant outage and turnaround services, high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, pulp and paper mills, and other industrial

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

facilities. The Company's services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized as services are performed. Revenue for lodging services is recognized in the period the room is used by the customer based on the related lodging agreements.

        Exploration Services provides exploration and directional boring services (such as geospatial data imaging, line clearing, heli-portable and track drilling, seismic surveying, and land development), to the energy sector serving oil and gas exploration, production, and power generation. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues for such services are recognized as services are performed.

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

  Income Taxes

        There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement basis and tax basis of assets and liabilities as well as from net operating loss and tax credit carryforwards as measured by the enacted tax rates, which will be in effect when these differences reverse. The Company evaluates the recoverability of future tax deductions and credits and a valuation allowance is established by tax jurisdiction when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

        The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

  Business Combinations

        For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration is recognized at its fair value on the acquisition date; changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition.

        Future reversal of the Company's current acquisition-related tax reserves of approximately $3.1 million (excluding interest and penalties) will be recorded in earnings, and will affect the Company's annual effective income tax rate. Due to the expiring statutes of limitation periods in Canada, the Company expects that acquisition-related tax reserves will decrease by the full $3.1 million within the next 12 months, which will be recorded in earnings and therefore impact the effective income tax rate.

  Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates. Unless otherwise discussed below, management believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company's financial position, results of operations and cash flows, or do not apply to the Company's operations.

        In 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU, 2009-13 which provides additional guidance on the recognition of revenue from multiple element arrangements. ASU 2009-13 states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The Company will adopt ASU 2009-13 prospectively as of January 1, 2011. The Company does not believe the adoption will have a material effect on its consolidated financial statements and is assessing the new disclosure requirements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS

Eveready

        On July 31, 2009, the Company acquired 100% of the outstanding common shares of Eveready Inc., an Alberta corporation headquartered in Edmonton, Alberta ("Eveready"). Eveready provides industrial maintenance and production, lodging, and exploration services to the oil and gas, chemical, pulp and paper, manufacturing and power generation industries.

        During the quarter ended June 30, 2010, the Company finalized the purchase accounting for the acquisition of Eveready. No further adjustments have been made to the assets acquired and liabilities assumed since the end of the measurement period and there have been no material adjustments since December 31, 2009. The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at July 31, 2009 (in thousands):

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

(iv)
The fair value of the noncontrolling interests approximates the maximum redemption prices on the date of the acquisition.

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

noncontrolling interests at certain prices to be determined in accordance with the agreements. In September 2009, the agreements were amended to provide that the options would be exercisable for fixed prices to be paid in cash on September 1, 2010 in the case of Bullseye and on December 1, 2010 in the case of Rodrigue. The agreements for the noncontrolling interests of Bullseye and Rodrigue were exercised in September 2009 and December 2009, respectively, and the Company classified the maximum redemption amount as accrued expenses at December 31, 2009. On September 1, 2010 and December 1, 2010, respectively, the Company paid the required cash payments. For the years ended December 31, 2010 and 2009, the net income attributable to those noncontrolling interests was immaterial and was included in the Company's net income.

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

Sturgeon

        On April 30, 2010, the Company acquired privately-held Sturgeon & Son Transportation, Inc. ("Sturgeon"), a wholly-owned subsidiary of Sturgeon Services International, Inc., for a final purchase price of $14.9 million which included $13.0 million in cash (including $0.5 million of post-closing adjustments), $1.0 million related to the issuance of 16,000 shares of the Company's common stock and $0.9 million related to the buyout of operating leases. Headquartered in Bakersfield, California, Sturgeon specializes in hazardous waste removal and transportation, as well as on-site refinery industrial services. The Company anticipates that this acquisition will enhance its growing West Coast presence in a number of vertical markets including oilfield and refinery services. In addition, Sturgeon operates an extensive fleet of specialized equipment that has been added to the Company's existing network of assets in the Western U.S.

        During the three months ended September 30, 2010, the Company finalized the purchase accounting for the acquisition of Sturgeon. The Company has recorded $4.8 million of property, plant and equipment, $4.0 million of intangible assets that are being amortized over a weighted average useful life of 9 years and $4.6 million of goodwill to the Technical Services segment, based on final fair value estimates. The goodwill is expected to be deductible for tax purposes. Acquisition-related costs of $0.1 million were included in selling, general, and administrative expenses for the year ended December 31, 2010.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS

        The Company's financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of December 31, 2010, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of December 31, 2010 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

        As of December 31, 2010, all of the Company's auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company's auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. During the three-month period ended June 30, 2010, the Company liquidated $1.3 million in auction rate securities at par. The Company attributes the $0.3 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before their maturity.

        During the year ended December 31, 2010, the Company recorded an unrealized pre-tax gain of $0.2 million on its auction rate securities which is included in accumulated other comprehensive income. In addition, as of December 31, 2010, the Company continued to earn interest on all of its auction rate securities with interest rates resetting generally every 28 days.

        The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements at December 31, 2010 and 2009 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Auction rate securities	$—	$—	$5,437	$5,437
Marketable securities	$3,174	$—	$—	$3,174

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Auction rate securities	$—	$—	$6,503	$6,503
Marketable securities	$2,072	$—	$—	$2,072

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the changes in the Company's long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Balance at January 1	$6,503	$6,237
Sale of auction rate securities at par	(1,300)	—
Unrealized gains included in other comprehensive income	234	266

Balance at December 31	$5,437	$6,503

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes to goodwill for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Balance at January 1	$56,085	$24,578
Acquired from acquisitions	5,393	30,200
Decrease from adjustments related to the Eveready acquisition during the measurement period	(2,454)	—
Foreign currency translation	1,228	1,307

Balance at December 31	$60,252	$56,085

        The increase in goodwill during the year ended December 31, 2010 primarily related to the Company's acquisition of Sturgeon, offset by final purchase price adjustments related to the Company's acquisition of Eveready. The increase in goodwill during the year ended December 31, 2009 was primarily related to the Company's acquisition of Eveready.

        Below is a summary of amortizable other intangible assets (in thousands):

	December 31, 2010				December 31, 2009
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$103,493	$42,430	$61,063	15.9	$100,236	$38,246	$61,990	13.8
Customer lists	58,322	10,418	47,904	8.0	52,327	4,220	48,107	8.9
Other intangible assets	13,218	7,785	5,433	3.5	10,606	6,515	4,091	4.3

	$175,033	$60,633	$114,400	9.7	$163,169	$48,981	$114,188	15.7

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Below is the expected amortization for the net carrying amount of finite-lived intangible assets at December 31, 2010 (in thousands):

Years Ending December 31,	Expected Amortization
2011	$10,772
2012	10,510
2013	9,963
2014	9,226
2015	8,704
Thereafter	65,225

$114,400

(6) ACCRUED EXPENSES

        Accrued expenses consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Insurance	$19,736	$20,319
Interest	7,826	8,860
Accrued disposal costs	2,173	2,108
Accrued compensation and benefits	44,545	20,023
Income, real estate, sales and other taxes	19,529	7,201
Other	22,280	32,196

	$116,089	$90,707

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) CLOSURE AND POST-CLOSURE LIABILITIES

        The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations"), from January 1, 2009 through December 31, 2010 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2009	25,269	7,368	32,637
Liabilities assumed in acquisitions	—	70	70
New asset retirement obligations	1,395	—	1,395
Accretion	2,952	943	3,895
Changes in estimates recorded to statement of income	(946)	(100)	(1,046)
Other changes in estimates recorded to balance sheet	1,143	—	1,143
Settlement of obligations	(2,040)	(597)	(2,637)
Currency translation and other	297	56	353

Balance at December 31, 2009	28,070	7,740	35,810
New asset retirement obligations	1,873	—	1,873
Accretion	2,746	1,054	3,800
Changes in estimates recorded to statement of income	(89)	(49)	(138)
Other changes in estimates recorded to balance sheet	6	379	385
Settlement of obligations	(2,962)	(225)	(3,187)
Currency translation and other	112	24	136

Balance at December 31, 2010	$29,756	$8,923	$38,679

        The 2009 benefit resulting from changes in estimate was primarily due to completing the closure of a landfill cell at lower than anticipated cost as well as delays in timing of certain final cell closure and remedial projects spending. All of the landfill facilities included in the above were active as of December 31, 2010.

        New asset retirement obligations incurred in 2010 are being discounted at the credit-adjusted risk-free rate of 9.74% and inflated at a rate of 1.02%. New asset retirement obligations incurred in the period January 1 through July 31, 2009 were discounted at the credit-adjusted risk-free rate of 10.57% and inflated at a rate of 1.02%. With the August 2009 offering of $300.0 million of senior secured notes and the discharge of the outstanding balance of the previous senior secured notes on which the initial 2009 rate had been based, the credit-adjusted risk-free rate was recalculated to 9.37% for the period August 1 through December 31, 2009.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)

        Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2011	$6,323
2012	7,017
2013	9,212
2014	2,381
2015	8,848
Thereafter	241,835

Undiscounted closure and post-closure liabilities	275,616
Less: Reserves to be provided (including discount of $145.8 million) over remaining site lives	(236,937)

Present value of closure and post-closure liabilities	$38,679

(8) REMEDIAL LIABILITIES

        The changes to remedial liabilities from January 1, 2009 through December 31, 2010 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2009	5,112	90,291	50,485	145,888
Accretion	253	4,192	2,276	6,721
Changes in estimates recorded to statement of income	(323)	(4,466)	1,178	(3,611)
Settlement of obligations	(97)	(3,330)	(2,553)	(5,980)
Currency translation and other	392	74	2,002	2,468

Balance at December 31, 2009	5,337	86,761	53,388	145,486
Accretion	261	3,895	2,351	6,507
Changes in estimates recorded to statement of income	(115)	(4,491)	(3,584)	(8,190)
Settlement of obligations	(103)	(3,838)	(3,108)	(7,049)
Currency translation and other	131	27	701	859

Balance at December 31, 2010	$5,511	$82,354	$49,748	$137,613

        During the year ended December 31, 2010, the benefit resulting from the changes in estimates for remedial liabilities for inactive sites was based primarily on revisions to certain liability estimates due to new site information and the installation of more efficient processing equipment. The benefit resulting from changes in estimates for non-landfill liabilities was primarily due to (i) the successful introduction of new technology for remedial activities, (ii) the discounting effect of delays in certain remedial

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) REMEDIAL LIABILITIES (Continued)

projects and (iii) the completion of remedial projects at lower than anticipated cost, offset partially by (iv) new regulatory compliance obligations.

        During the year ended December 31, 2009, the benefit resulting from changes in estimate for landfill sites and inactive sites was due primarily to (i) the successful introduction of new technology for remedial activities and (ii) the net discounting effect of delays in timing for completion of certain remedial projects and updated site information. The changes in estimate resulting in an increase to the non-landfill liabilities were primarily due to (i) new regulatory compliance obligations, (ii) the net of timing changes and implementation of technology upgrades, and (iii) the discounting effect of delays in certain remedial projects and updated site information.

        Anticipated payments at December 31, 2010 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2011	$8,669
2012	12,540
2013	13,664
2014	7,443
2015	7,219
Thereafter	127,982

Undiscounted remedial liabilities	177,517
Less: discount	(39,904)

Total remedial liabilities	$137,613

        In light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2010 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $137.6 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $20.6 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.

        The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) REMEDIAL LIABILITIES (Continued)

        Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (20 facilities)	$47,011	34.2%	$9,549
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (16 facilities)	82,354	59.8	10,209
Superfund sites owned by third parties on which wastes generated or shipped by the sellers of the CSD assets (or their predecessors) of such sites are present (13 sites)	8,248	6.0	825

Total	$137,613	100.0%	$20,583

(1)
Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

        Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$37,516	27.3%	$5,260
Bridgeport, NJ	Closed incinerator	23,890	17.3	3,031
Mercier, Quebec(2)	Open incinerator and legal proceedings	13,856	10.1	1,440
San Jose, CA	Open treatment, storage, or disposal facilities	9,121	6.6	935
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (32 facilities)	44,982	32.7	9,092
Various(2)	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the sellers of the CSD assets (or their predecessors) are present (13 sites)	8,248	6.0	825

Total		$137,613	100.0%	$20,583

(1)
Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) REMEDIAL LIABILITIES (Continued)

(2)
$26.7 million of the $137.6 million remedial liabilities and $2.8 million of the $20.6 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 15, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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

(9) FINANCING ARRANGEMENTS

        The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2010	December 31, 2009
Senior secured notes, at 7.625%, due August 15, 2016	270,000	300,000
Revolving credit facility, due July 31, 2013	—	—
Less unamortized issue discount	(5,993)	(7,567)

Long-term obligations	$264,007	$292,433

        On September 28, 2010, the Company redeemed $30.0 million (10% of the total of $300.0 million then outstanding) of its 7.625% senior secured notes in accordance with the terms of the notes. In connection with the partial redemption, the Company recorded an aggregate $2.3 million loss on early extinguishment of debt, which consisted of a $0.9 million premium and non-cash expenses of $0.7 million related to unamortized financing costs and $0.7 million of unamortized discount. At December 31, 2010 and 2009, the revolving credit facility had no outstanding loan balances, $33.9 million and $31.3 million, respectively, available to borrow and $86.1 million and $88.7 million, respectively, of letters of credit outstanding. During 2010, the Company did not borrow against the revolving credit facility. The fair value of the Company's outstanding long-term debt is based on quoted market price and was $278.3 million and $294.9 million at December 31, 2010 and December 31, 2009, respectively.

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

        At any time and from time to time prior to August 15, 2012, but not more than once in any twelve-month period, the Company may also redeem up to 10% of the original aggregate principal amount of the senior secured notes at a redemption price of 103% of the principal amount, plus any accrued and unpaid interest. As described above, the Company redeemed on September 28, 2010, $30.0 million of the then outstanding senior secured notes in accordance with this provision. Prior to August 15, 2012, the Company may also redeem up to 35% of the aggregate principal amount of the senior secured notes at a redemption price of 107.625% of the principal amount, plus any accrued and unpaid interest, using proceeds from certain equity offerings, and may also redeem some or all of the senior secured notes at a redemption price of 100% of the principal amount plus a make-whole premium and any accrued and unpaid interest. Holders may require the Company to repurchase the senior secured notes at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest, upon a change of control of the Company.

        The senior secured notes are guaranteed by substantially all the Company's current and future domestic restricted subsidiaries. The senior secured notes are the Company's and the guarantors' senior secured obligations ranking equally, subject to the lien priorities summarized below, with all of the Company's and the guarantors' existing and future senior obligations (including obligations under the Company's credit agreement) and senior to any future indebtedness that is expressly subordinated to the senior secured notes and the guarantees. The senior secured notes and the guarantees are secured by a first lien on substantially all of the assets of the Company and its domestic restricted subsidiaries (the "Notes Collateral"), except for accounts receivable, related general intangibles and instruments and proceeds related thereto (the "Revolver Collateral") and certain other excluded collateral as provided in the indenture and subject to certain exceptions and permitted liens. The senior secured notes and the guarantees are also secured by a second lien on the Revolver Collateral that, along with a second lien on the Notes Collateral, secure the Company's obligations under its revolving credit facility. The senior secured notes are not guaranteed by, or secured by the assets of, the Company's foreign subsidiaries.

        If the Company or its domestic subsidiaries sell assets under specified circumstances, the Company must offer to repurchase the senior secured notes from certain of the net proceeds of such sale at a purchase price equal to 100% of the principal amount, plus any accrued and unpaid interest, to the applicable repurchase date.

        The indenture which governs the Company's senior secured notes contains covenants which restrict, among other matters, the Company's ability to (i) incur additional debt (except for certain permitted types) unless the pro forma ratio of the Company's total fixed charges (including interest and certain other obligations) to the Company's consolidated EBITDA (as defined in the indenture) would exceed 2.25 to 1.0, and (ii) pay dividends on the Company's common stock and make certain other restricted payments if the aggregate amount of such dividends and other restricted payments paid after the original issuance of the notes would exceed certain amounts based primarily upon 50% of the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) FINANCING ARRANGEMENTS (Continued)

Company's consolidated net income earned following the end of the fiscal quarter in which the notes were originally issued. However, no event of default would arise under the indenture if the Company is unable to comply with such financial criteria in the future. Furthermore, although the indenture does provide for certain events of default which could result in an acceleration of the notes, such events of default are considerably less restrictive than under a normal bank credit agreement. In particular, if the Company were to default on indebtedness other than the notes, the cross-default provision of the indenture would cause an event of default to arise under the indenture only if the aggregate principal amount of the other indebtedness in default were in excess of $25.0 million and the trustee or the holders of at least 25% of the outstanding notes elect to declare an event of default under the indenture.

        Revolving Credit Facility.    Under its revolving credit facility, the Company has the right to borrow and obtain letters of credit for a combined maximum of up to $120.0 million, with a sub-limit of $110.0 million for letters of credit. Availability under the facility is subject to a borrowing base comprised of 85% of the Company's and its U.S. subsidiaries' eligible accounts receivable and 97% of eligible cash pledged under the facility. The facility will expire on July 31, 2013. Bank of America, N.A. ("BofA") is the administrative agent and collateral agent for the lenders and the issuing bank for letters of credit.

        Prior to October 1, 2010, borrowings under the revolving credit facility bore interest at a rate of, at the Company's option, either (i) LIBOR plus an applicable margin ranging from 3.25% to 3.75% per annum based on the then level of the Company's fixed charge coverage ratio or (ii) BofA's base rate plus an applicable margin ranging from 2.25% to 2.75% per annum based on such fixed charge coverage ratio. Effective October 1, 2010, the interest rate for borrowings under the revolving credit facility was reduced to either, at the Company's option, (i) LIBOR plus an applicable margin ranging from 2.25% to 2.75% per annum based on the then level of the Company's fixed charge coverage ratio or (ii) Bank of America, N.A.'s base rate plus an applicable margin ranging from 1.25% to 1.75% per annum based on such fixed charge coverage ratio. In addition, there is an unused line fee, calculated on the then unused portion of the lenders' $120.0 million maximum commitment, ranging from 0.50% to 0.75% per annum of the unused commitment. For outstanding letters of credit, the Company pays to the lenders a fee equal to the then applicable LIBOR margin described above, and to BofA a standard fronting fee and customary fees and charges in connection with all amendments, extensions, draws and other actions with respect to letters of credit.

        The Company's obligations under the revolving letter of credit facility (including revolving loans and reimbursement obligations for outstanding letters of credit) are guaranteed by substantially all of its U.S. subsidiaries and secured by a first lien on the Revolver Collateral and a second lien on the Notes Collateral as described above.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) HELD FOR SALE

        The Company had no assets held for sale at December 31, 2010. In connection with the Company's acquisition of Eveready, the Company agreed with the Canadian Commissioner of Competition to divest the Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to the Company's existing landfill in the region. At the end of April 2010, the Company completed the sale of the Pembina Area Landfill for $11.7 million. In connection with this sale, the Company recognized a pre-tax gain of $1.3 million which has been recorded in income from discontinued operations on the Company's consolidated statement of income for the year ended December 31, 2010. Prior to the sale, the Pembina Area Landfill met the held for sale criteria and the fair value of its assets and liabilities less estimated costs to sell were classified as held for sale in the Company's consolidated balance sheet. During the period from January 1, 2010 to April 30, 2010, the Pembina Area Landfill generated $2.2 million of revenues and $2.5 million of pre-tax income (including the pre-tax gain on sale) which are included in income from discontinued operations. During the period from August 1, 2009 to December 31, 2009, the Pembina Area Landfill generated $3.1 million of revenues and $2.0 million of pre-tax income which are included in income from discontinued operations.

        At December 31, 2009, the components of assets and liabilities held for sale in the consolidated balance sheet were as follows (in thousands):

December 31, 2009
Current assets	$1,994
Property, plant and equipment	10,494
Permits and other intangibles	1,073

Assets held for sale	$13,561

Current liabilities	$801
Closure and post-closure liabilities	2,398

Liabilities held for sale	$3,199

        In April 2010, the Company sold its mobile industrial health business acquired as part of the Eveready acquisition for $2.4 million and recognized a pre-tax gain of $1.4 million in relation to this sale. The gain was recorded in income from discontinued operations in the Company's consolidated statement of income. Revenues and pre-tax income related to the mobile industrial health business were not material for the period from January 1, 2010 to April 2010. At December 31, 2009, the mobile industrial health business did not meet the criteria of assets held for sale.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES

        The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Domestic	161,969	$57,763	$77,420
Foreign	26,388	5,742	16,557

Total	188,357	$63,505	$93,977

        The provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Current:
Federal	48,974	$12,059	$21,235
State	10,397	3,163	7,432
Foreign	(5,687)	6,868	3,556

	53,684	22,090	32,223

Deferred
Federal	1,207	4,965	3,178
State	(647)	968	(1,231)
Foreign	3,598	(1,204)	2,321

	4,158	4,729	4,268

Net provision for income taxes	57,842	$26,819	$36,491

        The Company's effective tax rate (including taxes on income from discontinued operations) for fiscal years 2010, 2009 and 2008 was 31 percent, 42 percent and 39 percent, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Tax expense at statutory rate	65,925	$22,227	$32,892
State income taxes, net of federal benefit	6,966	2,067	3,760
Foreign rate differential	(6,752)	(4,213)	(4,533)
Non-deductible transaction costs	—	1,921
Uncertain tax position releases, net of benefit	(14,282)	—	—
Uncertain tax position interest and penalties, net of benefit	2,636	3,482	4,095
Other	3,349	1,335	277

Net provision for income taxes	$57,842	$26,819	$36,491

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)

        The components of the total net deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Workers compensation accrual	$4,750	$3,903
Provision for doubtful accounts	8,191	4,536
Closure, post-closure and remedial liabilities	35,885	39,660
Accrued expenses	11,960	11,226
Accrued compensation	1,394	1,630
Net operating loss carryforwards(1)	2,246	2,750
Tax credit carryforwards(2)	17,324	14,120
Uncertain tax positions accrued interest and federal benefit	10,341	9,524
Stock-based compensation	2,749	—
Other	4,359	3,952

Total deferred tax asset	99,199	91,301
Deferred tax liabilities:
Property, plant and equipment	(64,626)	(53,174)
Permits and customer databases	(19,412)	(19,263)

Total deferred tax liability	(84,038)	(72,437)

Total net deferred tax asset before valuation allowance	15,161	18,864

Less valuation allowance	(12,919)	(11,242)

Net deferred tax asset	$2,242	$7,622

(1)
As of December 31, 2010, the net operating loss carryforwards included (i) state net operating loss carryovers of $28.4 million which begin to expire in 2019, and (ii) other foreign net operating losses of $3.1 million which begin to expire in 2013.

(2)
As of December 31, 2010, foreign tax credit carryforwards of $17.3 million expire between 2012 and 2020 as follows:

Years Ending December 31,	Expected Amount
2012	$722
2013	4,853
2014	3,732
2015	749
2016	1,331
Thereafter	5,937

$17,324

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)

        During 2010, the Company decreased taxes payable for adjustments related to realized and recognized tax benefits of $4.0 million related to exercises of non-qualified stock options and the vesting of restricted stock of which $1.7 million resulted in an increase to paid-in capital.

        The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2010 and 2009, the amount of earnings for which no repatriation tax has been provided was $52.7 million and $46.8 million, respectively. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if distributed.

        A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2010 and 2009, the Company had a valuation allowance of $12.9 million and $11.2 million, respectively. The allowance as of December 31, 2010 consisted of $11.3 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards. The allowance as of December 31, 2009 consisted of $9.2 million of foreign tax credits, $0.9 million of state net operating loss carryforwards and $1.1 million of foreign net operating loss carryforwards. The Company believes that it is not more likely than not that such amounts will be utilized.

        On August 10, 2010, Congress enacted the Education Jobs & Medicaid Assistance Act which became effective January 1, 2011. The Act contains various provisions that attempt to limit a taxpayer's ability to fully claim tax credits for previously paid foreign taxes when determining the taxpayer's U.S. income tax liability. The Company continues to permanently reinvest its foreign earnings and is carrying a valuation allowance of $11.3 million for foreign tax credits. The Company will continue to assess the future impact of the Act on its earnings and its ability to utilize foreign tax credits in the future.

        The reform of U.S. taxation, including taxation of foreign sourced income, continues to be a topic of discussion for Congress. A significant change to the U.S. tax system, including the taxation of international income, could have a material adverse effect on the Company's consolidated results of operations.

        Included in the balance of tax contingencies for uncertain tax positions at December 31, 2010 and 2009 was $65.9 million and $66.3 million, respectively, of unrecognized tax benefits (including interest and penalties) that, if recognized, would affect the annual effective income tax rate.

        The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2010 included accrued interest and penalties of $19.7 million and $6.5 million, respectively. Tax expense recorded against the liability for unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 included interest and penalties of $4.1 million, $4.7 million and $6.0 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)

        The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2008 through December 31, 2010, were as follows (in thousands):

	2010	2009	2008	Description
Unrecognized tax benefits as of January 1	$48,178	$46,480	$50,071
Gross increases in tax positions in prior periods	—	124	423	Additional state liabilities
Gross increases during the current period	498	—	355	Additional Canadian liabilities
Settlements	—	—	—
Lapse of statute of limitations	(8,929)	—	(1,748)	U.S. and Canadian
Foreign currency translation	(38)	1,574	(2,621)	Functional currency is Canadian dollars—booked to currency translation adjustment

Unrecognized tax benefits as of December 31	$39,709	$48,178	$46,480

        Total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, decreased by approximately $15.0 million. The $15.0 million (which included interest and penalties of $6.0 million) was recorded in earnings and therefore impacted the effective income tax rate. Approximately $13.2 million was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $1.8 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.

        As of December 31, 2010, the Company had recorded $65.9 million of liabilities for unrecognized tax benefits of which $26.2 million related to interest and penalties. As of December 31, 2009, the Company had recorded $76.2 million of liabilities for unrecognized tax benefits of which $28.0 million related to interest and penalties.

        The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2004 through 2009. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2003 through 2009. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.

        Due to expiring statute of limitation periods, the Company anticipates that total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $6.0 million within the next 12 months. The $6.0 million (which includes interest and penalties of $2.4 million) is related to various state, local and foreign jurisdictional tax laws and will be recorded in earnings and therefore will impact the effective income tax rate, net of tax benefits.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) EARNINGS PER SHARE

        The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Years Ended December 31,
	2010	2009	2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$127,721	$35,247	$57,486
Income from discontinued operations, net of tax	2,794	1,439	—

Net income	$130,515	$36,686	$57,486

Denominator:
Basic shares outstanding	26,311	24,817	22,465
Dilutive effect of equity-based compensation awards	156	116	401

Dilutive shares outstanding	26,467	24,933	22,866

Basic earnings per share
Income from continuing operations	$4.85	$1.42	$2.56
Income from discontinued operations, net of tax	0.11	0.06	—

Net income	$4.96	$1.48	$2.56

Diluted earnings per share
Income from continuing operations	$4.82	$1.41	$2.51
Income from discontinued operations, net of tax	0.11	0.06	—

Net income	$4.93	$1.47	$2.51

        For each of the years ended December 31, 2010, 2009 and 2008, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the above calculations except as follows. For the year ended December 31, 2010, there were no anti-dilutive awards. For the year ended December 31, 2009, the above calculation excluded the dilutive effects of 66 thousand outstanding performance stock awards for which the performance criteria were not attained at that time, 18 thousand stock options that were not then in-the-money, and 23 thousand unvested shares then held in the employee participation plan trust. For the year ended December 31, 2008, the dilutive effects of 85 thousand outstanding performance stock awards were excluded from the above calculation as the performance criteria were not attained at that time.

(13) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN

        In 1992 the Company adopted an equity incentive plan (the "1992 Plan"), which provided for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provided for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2010 options granted under the 1992 Plan for an aggregate of 6,000 shares, which will remain in effect until such options are either exercised or expire in accordance with their terms. The 2000 Plan expired on April 15, 2010, but there were outstanding on December 31, 2010 options granted under the 2000 Plan

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

for an aggregate of 104,574 shares which will remain in effect until such options are either exercised or expire in accordance with their terms.

        In 2010, the Company adopted an equity incentive plan ("the 2010 Plan"), which provides for awards of up to 3,000,000 shares of Common Stock (subject to certain anti-dilution adjustments) in the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, and (v) certain other stock-based awards.

        As of December 31, 2010 and 2009, the Company had the following types of stock-based compensation awards outstanding under the 1992 Plan, the 2000 Plan and the 2010 Plan: stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards generally vest over five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria as described below.

        Total stock-based compensation cost charged to income from operations for the years ended December 31, 2010, 2009 and 2008 was $7.2 million, $1.0 million and $3.6 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $2.7 million, $0.4 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Option Awards

        The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards based on the assumptions in the following table. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. The expected forfeiture rates used to calculate compensation expense were 5% for non-executive employees and 3% for executives and directors.

        The Company ceased issuing stock option awards in May 2008 and as of December 31, 2010, all remaining options then outstanding had vested. The following weighted-average assumptions were used in calculating the grant date fair value of stock option awards issued during the year ended December 31, 2008:

2008
Expected volatility	40.81%
Risk-free interest rate	2.31%-3.10%
Expected life (years)	3.3
Dividend yield	none

        Expected volatility was based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the stock option awards. The risk-free rate for the stock options was the average yield rate of the 3- and 5-year term on the U.S. Treasury Constant Maturities at the inception of each quarterly stock option period. The expected life of the stock options awards

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

was based on using the simplified method as described in Staff Accounting Bulletin No. 110. Due to the Company changing the awards granted beginning in 2006 from stock options to restricted stock awards and performance stock awards, the historical data did not provide a reasonable basis upon which to estimate expected term and therefore the Company continued to calculate the expected life of the outstanding stock options by using the simplified method. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock and has no present intention to pay such cash dividends in the future.

        The following table summarizes activity under the Plans relating to stock options:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/10 (in thousands)
Outstanding at January 1, 2010	187,274	$21.68
Expired	(1,000)	2.50
Forfeited	(5,000)	12.98
Exercised	(70,700)	12.17

Outstanding and vested at December 31, 2010	110,574	$28.33	2.70	$6,165

Exercisable at December 31, 2010	110,574	$28.33	2.70	$6,165

        The weighted-average grant date fair values of option grants for the year ended December 31, 2008 was $20.78. As of December 31, 2010, there was no total unrecognized compensation cost related to stock option awards under the Company's stock incentive plans. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $2.8 million, $1.2 million, and $9.6 million, respectively.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

        The following table summarizes information about restricted stock awards for the year ended December 31, 2010:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2010	52,157	$51.35
Granted	55,425	59.27
Vested	(16,273)	44.19
Forfeited	(10,500)	52.76

Unvested at December 31, 2010	80,809	$58.06

        As of December 31, 2010, there was $3.3 million of total unrecognized compensation cost arising from restricted stock awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of restricted stock vested during 2010, 2009 and 2008 was $1.4 million, $0.7 million and $0.6 million, respectively.

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

        For the performance stock awards granted in 2010, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2010 or 2011. Based on the Company's performance during 2010, the Committee determined that those performance targets had been achieved and the Company therefore recognized $2.7 million of expense through sales, general and administrative expenses for the year ended December 31, 2010 with respect to the performance stock awards granted in 2010.

        For the performance awards granted in 2009, the Compensation Committee established two-year performance targets which could potentially be achieved in either 2009 or 2010. Prior to the second quarter of 2010, the Company's management believed that it was not then probable that the performance targets would be achieved in either 2009 or 2010 and the Company therefore recorded no compensation expense during 2009. Based on the Company's performance during 2010, the Compensation Committee determined that the performance targets for the 2009 performance awards had been achieved during 2010, and the Company therefore recognized $1.7 million of expense through sales, general and administrative expenses for the year ended December 31, 2010 with respect to the performance stock awards granted in 2009.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

        The following table summarizes information about performance stock awards for the year ended December 31, 2010:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2010	80,807	$46.88
Granted	88,421	55.23
Vested	(6,662)	51.85
Forfeited	(8,811)	51.45

Unvested at December 31, 2010	153,755	$51.20

        As of December 31, 2010, there was $2.7 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards probable of vesting under the Company's stock incentive plans that will be recognized over the next 1.5 years. The total fair value of performance awards vested during 2010, 2009 and 2008 was $0.6 million, $1.1 million and $0.8 million, respectively.

Employee Stock Purchase Plan

        In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of one million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 50,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company's stockholders approved an increase of 500,000 in the maximum number of shares which can be issued under the ESPP. As of December 31, 2010, the Company had reserved 379,918 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2010 and 2009 was $10.77 and $9.82, respectively.

Common Stock Awards

        In the year ended December 31, 2010, the Company issued under the Company's 2000 Plan and 2010 Plan 1,750 shares of common stock at a weighted average grant-date fair value of $65.28 which vested immediately. In the year ended December 31, 2009, the Company issued under the Company's 2000 Plan 2,400 shares of common stock at a weighted average grant-date fair value of $52.66 which vested immediately.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

Employee Participation Plan

        Prior to the Company's acquisition of Eveready on July 31, 2009, Eveready's predecessor had established an employee participation plan (the "Participation Plan") under which employees were offered an opportunity to purchase at the then market price up to a specified number of the predecessor's units ("Purchased Units") from the predecessor's treasury. For each employee who elected to participate (a "Participant"), Eveready's predecessor matched the Purchased Units with an equal number of units ("Matching Units") purchased on the open market and deposited the Matching Units into a trust (the "Trust"), with 20% of the Matching Units vesting each December 31 from 2007 through 2011 provided the Participant remained employed by Eveready's predecessor at the vesting date. Participants had the option to finance the Purchased Units with a loan from Bank of Montreal (a "BMO loan"), which carries an annual interest rate of LIBOR plus 0.5% for a term of 10 years with payment commencing in year six, secured by both the Purchased and the Matching Units. Upon the conversion of Eveready's predecessor into Eveready effective December 31, 2008, the Purchased Units held by Participants and Matching Units held by the Trust were converted (on the same ratio as other outstanding units) into Eveready common shares.

        When the Company acquired Eveready on July 31, 2009, the Eveready common shares held both by Participants and by the Trust were exchanged for cash and shares of the Company's common stock on the same terms as other outstanding Eveready common shares. The Matching Units assigned to employees that were active at the acquisition date were exchanged for 23 thousand shares of the Company's common stock, and such common shares continued to be held in the Trust and vest according to the original vesting schedule. The Company has also agreed with its employees who were Participants in the Participation Plan to pay a cash bonus (a "Shortfall Bonus") to each such employee who remains employed by the Company on December 31, 2011 (or whose employment was involuntarily terminated by the Company in connection with the acquisition) to the extent (if any) that on December 31, 2011 there is a shortfall between (i) the amount which such employee originally paid for Purchased Units and (ii) the aggregate of (x) the market value on December 31, 2011 (but not less than $48.00 per Company share) of the Company's shares derived from the Purchased Units and Matching Units held by such employee and (y) the cash portion of the acquisition consideration received for such employee's Eveready shares as described above. To the extent that any such employee has an outstanding BMO loan balance on December 31, 2011, the amount of any such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding loan balance, with the remainder (if any) of such net bonus paid to the employee. Based on the market value of $84.08 per share of the Company's common stock on December 31, 2010, the maximum amount of such Shortfall Bonus was $3.4 million on December 31, 2010.

        The Company classifies the Participation Plan as an equity award and compensation expense of $0.6 million and $0.3 million was recognized for the years ended December 31, 2010 and 2009, respectively. The potential Shortfall Bonus is classified as a liability award and measured based on the award's fair value at each reporting date until the date of settlement. The fair value of the Shortfall Bonus is determined to be the difference between (i) the Participants' original investment in the Participation Plan and (ii) the aggregate of the market value (but not less than $48.00 per Company share) of the Company's shares derived from both Purchased Units and Matching Units and the cash portion of the acquisition consideration received, adjusted for the portion of requisite service that has been rendered as of the measurement date. Compensation cost for the period is based on the change or a portion of the change, depending on the percentage of the requisite service that has been

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

rendered at the reporting date, in the fair value of the potential Shortfall Bonus. Compensation cost relating to the potential Shortfall Bonus for the year ended December 31, 2010 and 2009 was $0.1 million and $0.3 million, respectively.

        On December 31, 2010, 7,537 shares vested and during 2010, 1,796 shares were forfeited and continued to be held by the Trust. As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost arising from the remaining unvested shares in the Trust. This cost is expected to be recognized over a weighted average period of 1.0 year.

(14) EMPLOYEE BENEFIT PLANS

        The Company has responsibility for a defined benefit plan that covers 26 active non-supervisory Canadian employees. The Company accounts for the defined benefit plan in accordance with ASC 960, Defined Benefit Pension Plans ("ASC 960"), which required separate recognition of the over funded or under funded status of the pension plan as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations to current and retired employees.

        The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2010	2009	2008
Service cost	$144	$115	$199
Interest cost	421	416	374
Expected return on fair value of assets	(466)	(368)	(459)
Actuarial loss	31	78	11

Net periodic pension cost	$130	$241	$125

        Weighted average assumptions used to determine pension benefit obligations at year end and net pension cost for the following years were as follows:

	2010	2009	2008
Discount rate	5.75%	5.75%	6.30%
Expected return on fair value of assets	6.75%	6.75%	6.75%
Rate of compensation increase	3.75%	3.25%	2.75%

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

        The accumulated benefit obligation was $7.7 million and $6.8 million at December 31, 2010 and 2009, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2010	2009
Change in benefit obligations:
Benefit obligation at the beginning of year	$7,138	$6,324
Service cost	144	115
Interest cost	421	416
Employee contributions	27	29
Actuarial gain (loss)	87	(238)
Benefits paid	(253)	(557)
Currency translation	369	1,049

Benefit obligation at end of year	$7,933	$7,138

	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$6,683	$5,122
Actual return on plan assets	445	776
Employer contributions	406	392
Employee contributions	27	29
Benefits paid	(253)	(556)
Currency translation	352	920

Fair value of plan assets at end of year	$7,660	$6,683

	2010	2009
Unfunded pension liability (included in other long-term liabilities)	$(273)	$(456)

        The Company's pension assets measured at fair value by asset class at December 31, 2010 and 2009 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Canadian equities	$2,298	$—	$—	$2,298
Canadian corporate and other bonds	—	2,221	—	2,221
United States equities	1,226	—	—	1,226
International equities	1,072	—	—	1,072
Canadian government bonds	536	—	—	536
Cash and cash equivalents	307	—	—	307

Total	$5,439	$2,221	$—	$7,660

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) EMPLOYEE BENEFIT PLANS (Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Canadian equities	$2,072	$—	$—	$2,072
Canadian corporate and other bonds	—	1,871	—	1,871
United States equities	1,002	—	—	1,002
International equities	869	—	—	869
Canadian government bonds	535	—	—	535
Cash and cash equivalents	334	—	—	334

Total	$4,812	$1,871	$—	$6,683

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows at December 31, (in thousands):

	2010	2009	2008
Net loss (gain)	$111	$(701)	$858
Amortization of net loss	(32)	(85)	(10)

Total recognized in other comprehensive income	$79	$(786)	$848

        Amounts recognized in accumulated other comprehensive income during the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $1.1 million and $1.6 million, respectively.

        The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $35 thousand.

        The Company's investment policy targets up to a 55% allocation to equity securities, a 39% allocation to debt securities, and a 6% allocation to cash. The asset mix is frequently reviewed by the fund manager by examining the domestic and international macroeconomic factors and relative valuation levels of equity versus fixed income markets as well as internal forecasts of interest rate trends. The objective is to add value through longer-term asset mix positioning rather than short-term trading. The portfolio's volatility is kept to a minimum by implementing only incremental asset mix changes. Management believes that this investment policy fits the long-term nature of pension obligations.

        The Company's weighted average asset allocations at December 31, 2010 and 2009 were as follows:

	2010	2009
Canadian equities	30%	31%
Canadian corporate bonds	29%	28%
United States equities	16%	15%
International equities	14%	13%
Canadian government bonds	7%	8%
Cash and cash equivalents	4%	5%

Total	100%	100%

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) EMPLOYEE BENEFIT PLANS (Continued)

        The Company expects to contribute $220 thousand to this pension plan in 2011.

        Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

Year	Expected benefit payments
2011	$262
2012	276
2013	283
2014	281
2015	317
2016-2020	1,893

        The Company has profit-sharing plans under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees and a Canadian Registered Retired Savings Plan covering all Canadian employees. Both plans allow employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $3.3 million, $1.0 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively related to the U.S. plan and $1.3 million for the year ended December 31, 2010 related to the Canadian plan.

(15) COMMITMENTS AND CONTINGENCIES

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

        At December 31, 2010 and December 31, 2009, the Company had recorded reserves of $29.7 million and $28.8 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2010 and December 31, 2009, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.8 million more and $4.7 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2010, the $29.7 million of reserves consisted of (i) $26.7 million related to pending legal or administrative proceedings, including Superfund liabilities,

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

which were included in remedial liabilities on the consolidated balance sheets and (ii) $3.0 million primarily related to federal and state enforcement actions, which are included in accrued expenses on the consolidated balance sheets. The reasonably possible additional liability amounts resulting from the legal or administrative proceedings discussed below included $2.8 million related to remedial liabilities, and such $2.8 million is therefore included in the reasonably possible additional liability amounts in the tables under the column heading "Remedial Liabilities (Including Superfund Liabilities) for Non-Landfill Operations" in Note 8, "Remedial Liabilities."

        As of December 31, 2010, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2010, were as follows:

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

        In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a Canadian dollar ("CDN") total of $1.6 million as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies.

        On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At December 31, 2010 and December 31, 2009, the Company had accrued $13.5 million and $12.8 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The increase resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar and interest accretion.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

        CH El Dorado is defending vigorously the claims asserted against Teris in those proceedings, and the Company believes that the resolution of those proceedings related to the fire will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition to CH El Dorado's defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance or the reserves which Teris had established on its books prior to the acquisition. The seller's parent also guaranteed the indemnification obligation of the seller to the Company.

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

Superfund Proceedings

        The Company has been notified that either the Company or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 62 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 62 sites, two involve facilities that are now owned by the Company and 60 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

        The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 60 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 13 are currently requiring expenditures on remediation including one site that the Company is contesting the extent of the prior owner's liability with the PRP group, ten are now settled, and 12 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and two of the Listed Third Party Sites (the Breslube-Penn and Casmalia sites) are further described below. There are also three third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities: one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other two sites as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company's acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

        BR Facility.    The Company acquired in 2002 as part of the CSD assets a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the United States Environmental Protection Agency (the "EPA") issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the "LDEQ"), and has begun conducting the remedial investigation and feasibility study under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

        Breslube-Penn Site.    At one of the 35 Listed Third Party Sites, the Breslube-Penn site, the EPA brought suit in 1997 in the U.S. District Court for the Western District of Pennsylvania against a large number of PRPs for recovery of the EPA's response costs in connection with that site. The named defendants are alleged to be jointly and severally liable for the remediation of the site and all response costs associated with the site. One of the prior owners, GSX Chemical Services of Ohio ("GSX"), was a named defendant in the original complaint. In 2006, the EPA filed an amended complaint naming the Company as defendant, alleging that the Company was the successor in interest to the liability of GSX. The Company has reached an agreement with the EPA and the PRP group that will be cleaning up the site, and executed the final settlement documents in December 2010.

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

        The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At December 31, 2010 and December 31, 2009, the amount of the Company's reserves relating to the Marine Shale site was $3.8 million and $3.7 million, respectively.

        Certain Other Third Party Sites.    At 14 of the 60 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

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

Federal and State Enforcement Actions

        From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2010 and 2009, there were two proceedings and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. During the year, the Company settled two matters involving two of its operating subsidiaries with no material impact to the Company's results of operations. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Guarantees

        Each Participant in the Eveready Employee Participation Plan (the "Participation Plan") described in Note 13, "Stock-Based Compensation and Employee Participation Plan," had the option to finance the acquisition of Purchased Units either through the employee's own funds or a Bank of Montreal ("BMO") loan to the Participant secured by both the Purchased and Matching Units. Because of the decline in the market value of the predecessor's units and of Eveready shares subsequent to the purchase by the Participants of the Purchased Units, Eveready subsequently provided to BMO a guarantee of the BMO loans in the maximum amount at December 31, 2010 and 2009 of CDN $4.4 million and $5.4 million, respectively (plus interest and collection costs). At December 31, 2010 and 2009, the aggregate amount of such guarantee, after giving effect to the market value on that date of the Company's shares derived from the Purchased and Matching Units which secure the BMO loans,

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

was CDN $0.2 million and CDN $1.0 million, respectively. At December 31, 2010 and 2009, the Company had accrued CDN $0.5 million and CDN $0.6 million, respectively, related to such guarantee. As described in Note 13, "Stock-Based Compensation and Employee Participation Plan," the Company has also agreed with certain of its employees who were Participants in the Plan to pay on December 31, 2011 to those employees a cash bonus (a "Shortfall Bonus") under certain circumstances; the maximum amount of the potential Shortfall Bonus as of December 31, 2010 and 2009 was $3.4 million and $3.0 million, respectively. To the extent, if any, that the Company becomes obligated to pay on December 31, 2011 a Shortfall Bonus to any employees who then have outstanding balances in their respective BMO loans, the amount of such Shortfall Bonus (net of withholding taxes) shall first be applied against such outstanding BMO loan balances, thereby decreasing the amount, if any, which the Company might be obligated to pay directly to BMO under the guarantee which Eveready provided to BMO on the BMO loans.

Leases

        The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from 1 to 20 years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2010 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2011	$8,610	$21,278
2012	3,602	16,986
2013	2,070	12,792
2014	1,548	7,165
2015	180	4,223
Thereafter	—	14,462

Total minimum lease payments	16,010	$76,906

Less: imputed interest at interest rates ranging from 5.00% to 22.00%	1,217

Present value of future minimum lease payments	14,793
Less: current portion of capital lease obligations	7,954

Long-term capital lease obligations	$6,839

        During the years 2010, 2009 and 2008, rent expense including short-term rentals, was approximately $71.7 million, $53.6 million, and $46.7 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

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

        In December 2010, the Company paid $10.5 million to acquire a minority interest in a privately-held company. Subsequent to the purchase of those securities but prior to December 31, 2010, the privately-held company exercised its irrevocable call right for those shares and tendered payment for a total of $10.5 million. The Company is disputing the fair value asserted by the privately-held company and believes that the shares had a fair value on the date of the exercise of the call right greater than the amount tendered. Due to the exercise of the irrevocable call right, the Company did not own those shares of that privately-held company as of December 31, 2010, and accordingly has recorded the $10.5 million in prepaid expenses and other current assets. The potential recovery of any additional amount depends upon several contested factors, and is considered a gain contingency and therefore has not been recorded in the Company's consolidated financial statements.

        Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy is $0.275 million. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2010 and 2009, the Company had accrued $12.1 million and $9.9 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 1.24% and 1.59%, respectively. Actual expenditures in future periods can differ materially from accruals based on estimates.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

        Anticipated payments at December 31, 2010 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2011	$4,407
2012	2,722
2013	1,862
2014	1,228
2015	751
Thereafter	1,359

Undiscounted self-insurance liabilities	12,329
Less: discount	235

Total self-insurance liabilities (included in accrued expenses)	$12,094

(16) SEGMENT REPORTING

        The Company has four reportable segments consisting of Technical Services, Field Services, Industrial Services and Exploration Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded are other income and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the Company's estimate based on similar transactions with outside customers. During the quarter ended March 31, 2010, the Company made changes to the composition of the reportable segments. These changes consisted primarily of re-assigning certain departments from the Field Services segment to the Industrial Services segment to align with management reporting changes. The Company has reflected the impact of the change in its segment reporting in all periods presented to provide financial information that consistently reflects the Company's current approach to managing the operations.

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

        The following table reconciles third party revenues to direct revenues for the years ended December 31, 2010, 2009 and 2008 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Year Ended December 31, 2010
	Technical Services	Field Services (1)	Industrial Services (2)	Exploration Services (2)	Corporate Items	Totals
Third party revenues	$695,610	$490,876	$500,206	$44,539	$13	$1,731,244
Intersegment revenues, net	24,993	(30,012)	4,582	2,290	(1,853)	—

Direct revenues	$720,603	$460,864	$504,788	$46,829	$(1,840)	$1,731,244

	For the Year Ended December 31, 2009
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$648,398	$205,019	$202,508	$17,991	304	$1,074,220
Intersegment revenues, net	24,802	(19,780)	(3,398)	392	(2,016)	—

Direct revenues	$673,200	$185,239	$199,110	$18,383	$(1,712)	$1,074,220

	For the Year Ended December 31, 2008
	Technical Services	Field Services	Industrial Services	Exploration Services	Corporate Items	Totals
Third party revenues	$710,135	$264,153	$56,408	$—	$17	$1,030,713
Intersegment revenues, net	24,958	(19,047)	(3,727)	—	(2,184)	—

Direct revenues	$735,093	$245,106	$52,681	$—	$(2,167)	$1,030,713

(1)
During the year ended December 31, 2010, third party revenues for the Field Services segment included revenues associated with the oil spill response efforts in the Gulf of Mexico and Michigan of $253.0 million.

(2)
The year-over-year revenue growth from 2009 to 2010 was primarily due to a full year of operations of Eveready, which the Company acquired in July 2009.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

        The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other (income) expense, and loss on early extinguishment of debt to segments.

	For the Year Ended December 31,
	2010	2009	2008
Adjusted EBITDA:
Technical Services	$180,693	$176,703	$186,602
Field Services	114,104	21,210	35,042
Industrial Services	95,283	24,757	10,936
Exploration Services	11,474	704	—
Corporate Items	(86,862)	(65,794)	(69,361)

Total	314,692	157,580	163,219

Reconciliation to Consolidated Statements of Income:
Depreciation and amortization	92,473	64,898	44,471
Accretion of environmental liabilities	10,307	10,617	10,776

Income from operations	211,912	82,065	107,972
Other (income) expense	(2,795)	(259)	119
Loss on early extinguishment of debt	2,294	4,853	5,473
Interest expense, net of interest income	27,936	15,999	8,403

Income from continuing operations before provision for income taxes	$184,477	$61,472	$93,977

Revenue, property, plant and equipment and intangible assets outside of the United States

        For the year ended December 31, 2010, the Company generated $1,144.1 million or 66.1% of revenues in the United States and Puerto Rico, $586.4 million or 33.9% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2009, the Company generated $787.9 million or 73.3% of revenues in the United States and Puerto Rico, $285.7 million or 26.6% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2008, the Company generated $897.2 million or 87.0% of revenues in the United States and Puerto Rico, $132.8 million or 12.9% of revenues in Canada, and less than 1.0% of revenues in Mexico.

        As of December 31, 2010, the Company had property, plant and equipment, net of depreciation and amortization of $655.4 million, and permits and other intangible assets of $114.4 million. Of these totals, $351.7 million or 53.7% of property, plant and equipment and $62.5 million or 54.6% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2009, the Company had property, plant and equipment, net of depreciation and amortization of $589.9 million, and permits and other intangible assets of $114.2 million. Of these totals, $305.6 million or 51.8% of property, plant and equipment and $62.5 million or 54.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries).

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

        The following table presents assets by reported segment and in the aggregate (in thousands).

	December 31, 2010	December 31, 2009
Property, plant and equipment, net
Technical Services	$263,220	$259,873
Field Services	34,529	24,273
Industrial Services	273,423	232,981
Exploration Services	52,746	47,224
Corporate Items	31,476	25,593

Total property, plant and equipment, net	$655,394	$589,944

Intangible assets:
Technical Services
Goodwill	$33,448	$25,856
Permits and other intangibles, net	66,830	65,162

Total Technical Services	100,278	91,018

Field Services
Goodwill	3,088	3,372
Permits and other intangibles, net	3,719	4,240

Total Field Services	6,807	7,612

Industrial Services
Goodwill	14,686	16,229
Permits and other intangibles, net	27,867	29,972

Total Industrial Services	42,553	46,201

Exploration Services
Goodwill	9,030	10,628
Permits and other intangibles, net	15,984	14,814

Total Exploration Services	25,014	25,442

Total	$174,652	$170,273

        The following table presents the total assets by reported segment.

	December 31, 2010	December 31, 2009
Technical Services	$529,280	$514,084
Field Services	38,154	44,279
Industrial Services	383,715	302,392
Exploration Services	87,534	83,471
Corporate Items	563,792	456,842

Total	$1,602,475	$1,401,068

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) SEGMENT REPORTING (Continued)

        The following table presents the total assets by geographical area.

	December 31, 2010	December 31, 2009
United States	$933,550	$796,671
Canada	664,534	602,480
Other foreign	4,391	1,917

Total	$1,602,475	$1,401,068

(17) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2010
Revenues	$354,896	$471,639	$487,651	$417,058
Cost of revenues	260,417	324,280	335,273	290,770
Gross profit	94,479	147,359	152,378	126,288
Income from operations	23,619	71,923	73,372	42,998
Other income (expense)	446	2,708	(669)	310
Income from discontinued operations, net of tax	382	2,412	—	—
Net income	10,430	57,929	38,827	23,329
Basic income per share	0.40	2.20	1.47	0.88
Diluted income per share	0.40	2.19	1.47	0.88

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2009
Revenues	$206,306	$215,337	$305,608	$346,969
Cost of revenues	143,513	146,254	210,900	252,816
Gross profit	62,793	69,083	94,708	94,153
Income from operations	10,713	16,430	26,999	27,923
Other income (expense)	33	11	111	104
Income from discontinued operations, net of tax	—	—	412	1,027
Net income	4,955	8,624	9,185	13,922
Basic income per share	0.21	0.36	0.36	0.53
Diluted income per share	0.21	0.36	0.36	0.53

        Earnings per share are computed independently for each of the quarters presented. Accordingly, the 2010 and 2009 quarterly basic and diluted earnings per share do not equal the total computed for the year.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

        On August 14, 2009, $300.0 million of senior secured notes were issued by the parent company, Clean Harbors, Inc., and guaranteed by substantially all of the parent's subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several. On September 28, 2010, the Company redeemed $30.0 million (10% of the total of $300.0 million then outstanding) of its 7.625% senior secured notes in accordance with the terms of the notes. As of December 31, 2010, the principal balance of the outstanding senior secured notes was $270.0 million. The notes are not guaranteed by the Company's Canadian or other foreign subsidiaries. The following presents condensed consolidating financial statements for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

        Following is the condensed consolidating balance sheet at December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$100,476	$124,582	$77,152	$—	$302,210
Intercompany receivables	371,559	—	—	(371,559)	—
Other current assets	15,521	279,895	154,911	—	450,327
Property, plant and equipment, net	—	302,028	353,366	—	655,394
Investments in subsidiaries	628,723	259,294	91,654	(979,671)	—
Intercompany debt receivable	—	368,804	3,701	(372,505)	—
Other long-term assets	7,768	87,888	98,888	—	194,544

Total assets	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475

Liabilities and Stockholders' Equity:
Current liabilities	$13,935	$201,384	$90,965	$—	$306,284
Intercompany payables	—	222,750	148,809	(371,559)	—
Closure, post-closure and remedial liabilities, net	—	141,280	20,494	—	161,774
Long-term obligations	264,007	—	—	—	264,007
Capital lease obligations, net	—	249	6,590	—	6,839
Intercompany debt payable	3,701	—	368,804	(372,505)	—
Other long-term liabilities	61,577	2,531	18,636	—	82,744

Total liabilities	343,220	568,194	654,298	(744,064)	821,648
Stockholders' equity	780,827	854,297	125,374	(979,671)	780,827

Total liabilities and stockholders' equity	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of income for the year ended December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,136,249	$612,059	$(17,064)	$1,731,244
Cost of revenues (exclusive of items shown separately below)	—	777,607	450,197	(17,064)	1,210,740
Selling, general and administrative expenses	100	141,746	63,966	—	205,812
Accretion of environmental liabilities	—	9,181	1,126	—	10,307
Depreciation and amortization	—	49,005	43,468	—	92,473

Income from operations	(100)	158,710	53,302	—	211,912
Other income (expense)	—	489	2,306	—	2,795
Loss on early extinguishment of debt	(2,294)	—	—	—	(2,294)
Interest (expense), net	(28,037)	226	(125)	—	(27,936)
Equity in earnings of subsidiaries	186,377	49,869	—	(236,246)	—
Intercompany dividend income (expense)	—	—	13,282	(13,282)	—
Intercompany interest income (expense)	—	32,910	(32,910)	—	—

Income from continuing operations before provision for income taxes	155,946	242,204	35,855	(249,528)	184,477
Provision for income taxes	25,431	37,754	(6,429)	—	56,756

Income from continuing operations	130,515	204,450	42,284	(249,528)	127,721
Income from discontinued operations, net of tax	—	—	2,794	—	2,794

Net income	$130,515	$204,450	$45,078	$(249,528)	$130,515

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of income for the year ended December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$780,495	$285,246	$8,479	$1,074,220
Cost of revenues (exclusive of items shown separately below)	—	547,103	197,901	8,479	753,483
Selling, general and administrative expenses	145	121,780	41,232	—	163,157
Accretion of environmental liabilities	—	9,610	1,007	—	10,617
Depreciation and amortization	—	45,573	19,325	—	64,898

Income from operations	(145)	56,429	25,781	—	82,065
Other income	—	125	134	—	259
Loss on early extinguishment of debt	(2,538)	—	(2,315)	—	(4,853)
Interest (expense), net	(14,340)	(861)	(798)	—	(15,999)
Equity in earnings of subsidiaries	74,367	29,403	—	(103,770)	—
Intercompany dividend income (expense)	—	—	12,038	(12,038)	—
Intercompany interest income (expense)	—	19,478	(19,478)	—	—

Income from continuing operations before provision for income taxes	57,344	104,574	15,362	(115,808)	61,472
Provision for income taxes	20,658	802	4,765	—	26,225

Income from continuing operations	36,686	103,772	10,597	(115,808)	35,247
Income from discontinued operations, net of tax	—	—	1,439	—	1,439

Net income	$36,686	$103,772	$12,036	$(115,808)	$36,686

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the consolidating statement of income for the year ended December 31, 2008 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$886,880	$150,299	$(6,466)	$1,030,713
Cost of revenues (exclusive of items shown separately below)	—	622,351	91,935	(6,466)	707,820
Selling, general and administrative expenses	22	138,078	21,574	—	159,674
Accretion of environmental liabilities	—	9,718	1,058	—	10,776
Depreciation and amortization	—	39,527	4,944	—	44,471

Income from operations	(22)	77,206	30,788	—	107,972
Other (expense) income	—	(121)	2	—	(119)
Loss on early extinguishment of debt	(5,473)	—	—	—	(5,473)
Interest income (expense), net	(9,026)	(658)	1,281	—	(8,403)
Equity in earnings of subsidiaries	91,282	23,137	—	(114,419)	—
Intercompany dividend income (expense)	10,160	—	12,913	(23,073)	—
Intercompany interest income (expense)	—	12,457	(12,457)	—	—

Income before provision for income taxes	86,921	112,021	32,527	(137,492)	93,977
Provision for income taxes	29,435	283	6,773	—	36,491

Net income	$57,486	$111,738	$25,754	$(137,492)	$57,486

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(4,666)	$125,974	$102,800	$224,108
Cash flows from investing activities:
Additions to property, plant and equipment	—	(55,814)	(60,636)	(116,450)
Acquisitions, net of cash acquired	—	(14,646)	—	(14,646)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,534)	(2,670)	(4,204)
Purchase of marketable securities	—	—	(2,127)	(2,127)
Purchase of investment securities	(10,506)	—	—	(10,506)
Proceeds from sales of fixed assets and assets held for sale	—	1,018	15,035	16,053
Proceeds from sales of marketable securities	—	—	3,557	3,557
Proceeds from sale of long-term investments	—	1,300	—	1,300
Proceeds from insurance settlement	—	—	1,336	1,336
Investment in subsidiaries	(236,700)	236,700	—	—

Net cash from investing activities	(247,206)	167,024	(45,505)	(125,687)

Cash flows from financing activities:
Change in uncashed checks	—	(995)	(271)	(1,266)
Proceeds from exercise of stock options	862	—	—	862
Proceeds from employee stock purchase plan	2,449	—	—	2,449
Remittance of shares, net	(399)	—	—	(399)
Excess tax benefit of stock-based compensation	1,751	—	—	1,751
Deferred financing costs paid	(353)	—	—	(353)
Payments of capital leases	—	(492)	(4,634)	(5,126)
Principle payment on debt	(30,000)	—	—	(30,000)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	19,363	(19,363)	—
Intercompany debt	236,700	(236,700)	—	—

Net cash from financing activities	211,010	(218,824)	(24,416)	(32,230)

Effect of exchange rate change on cash	—	—	2,473	2,473

Increase in cash and cash equivalents	(40,862)	74,174	35,352	68,664
Cash and cash equivalents, beginning of period	141,338	50,408	41,800	233,546

Cash and cash equivalents, end of period	$100,476	$124,582	$77,152	$302,210

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

        Following is the condensed consolidating statement of cash flows for the year ended December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$33,494	$33,952	$25,824	$93,270

Cash flows from investing activities:
Additions to property, plant and equipment	—	(49,628)	(12,616)	(62,244)
Acquisitions, net of cash acquired	(402)	—	(54,074)	(54,476)
Sales of marketable securities	—	—	105	105
Proceeds from sales of fixed assets	—	298	154	452
Investment in subsidiaries	(378,520)	237,442	141,078	—
Costs to obtain or renew permits	—	(896)	(1,332)	(2,228)

Net cash from investing activities	(378,922)	187,216	73,315	(118,391)

Cash flows from financing activities:
Change in uncashed checks	—	565	3,469	4,034
Proceeds from exercise of stock options	430	—	—	430
Remittance of shares, net	(415)	—	—	(415)
Excess tax benefit from stock-based compensation	481	—	—	481
Proceeds from employee stock purchase plan	2,315	—	—	2,315
Deferred financing costs paid	(10,473)	—	—	(10,473)
Payments on capital leases	—	(384)	(734)	(1,118)
Payment on acquired debt	—	—	(230,745)	(230,745)
Principal payments on debt	(53,032)	—	—	(53,032)
Issuance of senior secured notes, net	292,107	—	—	292,107
Intercompany debt	(222,040)	—	222,040	—
Intercompany financing	118,800	(402)	(118,398)	—
Dividends (paid) received	236,699	(260,701)	24,002	—
Interest (payments) / received	—	22,228	(22,228)	—

Net cash from financing activities	364,872	(238,694)	(122,594)	3,584

Effect of exchange rate change on cash	—	—	5,559	5,559

Increase in cash and cash equivalents	19,444	(17,526)	(17,896)	(15,978)
Cash and cash equivalents, beginning of year	121,894	67,934	59,696	249,524

Cash and cash equivalents, end of year	$141,338	$50,408	$41,800	$233,546

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

(19) PENDING ACQUISITION

        On January 25, 2011, the Company signed a definitive agreement to acquire Badger Daylighting Ltd. ("Badger,") an Alberta corporation headquartered in Calgary, Alberta, in an all-cash transaction for a total consideration of approximately CDN $247 million. Badger is North America's largest provider of hydrovac services, which are used primarily for safe digging in the utility and

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) PENDING ACQUISITION (Continued)

petroleum industries. Badger maintains a network of operating centers throughout Canada and the United States. Badger has more than 400 employees and operates a fleet of approximately 410 custom-built hydrovac units. Badger shares trade on the Toronto Stock Exchange under the symbol "BAD".

        Under the terms of the agreement, the Company will acquire 100% of Badger's outstanding common shares in exchange for approximately CDN $222 million in cash (CDN $20.50 for each Badger share), and the assumption of approximately CDN $25 million of Badger net debt. The Company anticipates that this acquisition will be a strong addition to its broad array of current service offerings and that the Company will leverage its sales and marketing strength to accelerate Badger's growth throughout the U.S. The acquisition is subject to approval by regulators and Badger shareholders, as well as other customary closing conditions, and is expected to be completed during the second quarter of 2011.

CLEAN HARBORS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2010

(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2008	$950	$244	$189	$1,005
2009	$1,005	$1,006	$1,179	$832
2010	$832	$1,245	$(7)	$2,084

(a)
Amounts deemed uncollectible, net of recoveries.

Sales Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2008	$5,155	$16,265	$15,702	$5,718
2009	$5,718	$12,559	$10,854	$7,423
2010	$7,423	$29,497	$15,300	$21,620

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

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves	Balance End of Period
2008	$10,025	$786	$—	$10,811
2009	$10,811	$(719)	$1,150	$11,242
2010	$11,242	$1,677	$—	$12,919

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

        Based on their evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria in the Internal Control—Integrated Framework.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2010, which is included below in this Item 9A of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Norwell, Massachusetts

        We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2011

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2011 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2011.

        For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2010 Annual Meeting of Stockholders, the following table includes information as of December 31, 2010 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted-average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	110,574	$28.33	2,969,110

(1)
Includes: (i) the Company's 1992 Equity Incentive Plan (the "1992 Plan") which expired in 2002, but under which there were on December 31, 2010 outstanding options for an aggregate of 6,000 shares; (ii) the Company's 2000 Stock Incentive Plan which expired in 2010, but under which there were on December 31, 2010 outstanding options for an aggregate of 104,574 shares; and (iii) the Company's 2010 Stock Incentive Plan ("the 2010 Plan") under which there were on December 31, 2010 no outstanding options but 2,969,110 shares were available for grant of future options, restricted stock awards and certain other forms of equity incentives. As described in Note 13, "Stock-Based Compensation and Employee Participation Plan," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, during 2010 the Company adopted the 2010 Plan which provides for awards of up to 3,000,000 shares of Common Stock (subject to certain anti-dilution adjustments) in the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, and (v) certain other stock-based awards.

        In addition, as described in Note 13, "Stock-Based Compensation and Employee Participation Plan," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2010, there were 379,918 shares reserved for future issuance under the ESPP.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2011.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM Alan S. McKim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM Alan S. McKim	Chairman of the Board of Directors, President and Chief Executive Officer	March 1, 2011
/s/ JAMES M. RUTLEDGE James M. Rutledge	Executive Vice President, Chief Financial Officer	March 1, 2011
/s/ JOHN R. BEALS John R. Beals	Vice President, Controller and Chief Accounting Officer	March 1, 2011
* Gene Banucci	Director	March 1, 2011
* John P. DeVillars	Director	March 1, 2011
* Edward G. Galante	Director	March 1, 2011
* John F. Kaslow	Director	March 1, 2011
* Rod Marlin	Director	March 1, 2011
* Daniel J. McCarthy	Director	March 1, 2011
* John T. Preston	Director	March 1, 2011
* Andrea Robertson	Director	March 1, 2011
* Thomas J. Shields	Director	March 1, 2011
* Lorne R. Waxlax	Director	March 1, 2011

*By:	/s/ ALAN S. MCKIM Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Acquisition Agreement dated as of April 29, 2009, among Clean Harbors, Inc., Clean Harbors Canada, Inc., and Eveready Inc. (including the Plan of Arrangement attached as Schedule A to such Agreement).	(6)
2.7	Acquisition Agreement dated as of January 26, 2011, among Clean Harbors, Inc., Clean Harbors Industrial Services Canada, Inc., and Badger Daylighting Ltd. (including the Plan of Arrangement attached as Schedule A to such Agreement).	(7)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(8)
3.4B	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
4.33	Second Amended and Restated Credit Agreement dated as of July 31, 2009 among Clean Harbors, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	(10)
4.33A	Security Agreement, dated as of July 31, 2009, among Clean Harbors, Inc., as the Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. named therein as other Grantors, and Bank of America, N.A., as Administrative Agent	(11)
4.33B	Amendment No. 1 dated as of August 14, 2009 to Second Amended and Restated Credit Agreement and Amendment to Security Agreement by and among (i) with respect to amendments to the Credit Agreement, Clean Harbors, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto, and (ii) with respect to amendments to the Security Agreement, Clean Harbors, Inc., as the Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. named therein as other Grantors, and Bank of America, N.A., as Administrative Agent	(11)

Item No.	Description	Location
4.33C	Supplement No. 1 dated as of December 31, 2009, to Security Agreement dated as of July 31, 2009, among Clean Harbors, Inc. as the Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. named therein as other Grantors, and Bank of America, N.A. as Administrative Agent	(12)
4.33D	Amendment No. 2 dated as of October 1, 2010 to Second Amended and Restated Credit Agreement by and among Clean Harbors, Inc., as the Borrower, Bank of America, N.A., and the other Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders	(13)
4.35	Indenture dated as of August 14, 2009, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	(11)
4.35A	Supplemental Indenture dated as of December 31, 2009 among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as New Guarantors or Successor Guarantors, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	(12)
4.37	Security Agreement dated as of August 14, 2009, among Clean Harbors, Inc. and each of the subsidiaries of Clean Harbors, Inc. listed therein, as Grantors, and U.S. Bank National Association, as Notes Collateral Agent	(11)
4.37A	Supplement No. 1 dated as of December 31, 2009, to Security Agreement dated as of August 14, 2009, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. named therein as Grantors, and U.S. Bank National Association, as Notes Collateral Agent	(12)
4.38	Intercreditor Agreement dated as of August 14, 2009, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. listed therein, Bank of America, N.A., as the Initial ABL Agent, and U.S. Bank National Association, as Trustee and Collateral Agent under the Senior Secured Notes Indenture	(11)
10.42*	Clean Harbors, Inc. 2000 Stock Incentive Plan	(14)
10.42A*	Standard form of Non-Qualified Stock Option Agreement for employees [for use under 2000 Stock Incentive Plan]	(15)
10.42B*	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers [for use under 2000 Stock Incentive Plan]	(15)
10.42C*	Form of Non-Qualified Stock Option Agreement for non-employee directors [for use under 2000 Stock Incentive Plan]	(15)
10.42D*	Clean Harbors, Inc. 2000 Stock Incentive Plan, as amended February 21, 2007	(16)
10.42E*	Form of Restricted Stock Award Agreement [for use under 2000 Stock Incentive Plan]	(17)
10.42F*	Form of Performance-Based Restricted Stock Award [for use under 2000 Stock Incentive Plan]	(18)
10.42G*	Amendment dated March 9, 2009 to 2000 Stock Incentive Plan, as amended February 21, 2007	(19)
10.43*	Key Employee Retention Plan	(20)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	Filed herewith

Item No.	Description	Location
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(21)
10.52A*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated on May 10, 2010]	(22)
10.53*	Clean Harbors, Inc. Annual CEO Incentive Bonus Plan	(23)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(22)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	Filed herewith
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	Filed herewith
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	Filed herewith
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text	(24)

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

(7)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 28, 2011.

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

(12)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2009.

(13)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 2010.

(14)
Incorporated by reference to the Company's definitive Proxy Statement filed on April 28, 2000.

(15)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2004.

(16)
Incorporated by reference to the similarly numbered exhibit to the Company's definitive Proxy Statement filed on April 16, 2007.

(17)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 2005.

(18)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2006.

(19)
Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on March 13, 2009.

(20)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(21)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 1, 2005.

(22)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2010.

(23)
Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2009.

(24)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.