Form 10-Q
period 2011-03-31
CLEAN HARBORS INC
filed 2011-05-06
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	26,469,944
(Class)	(Outstanding at May 4, 2011)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$531,763	$302,210
Marketable securities	4,143	3,174
Accounts receivable, net of allowances aggregating $18,813 and $23,704, respectively	347,532	332,678
Unbilled accounts receivable	16,891	19,117
Deferred costs	6,359	6,891
Prepaid expenses and other current assets	30,007	28,939
Supplies inventories	43,817	44,546
Deferred tax assets	17,364	14,982
Total current assets	997,876	752,537
Property, plant and equipment:
Land	32,751	31,654
Asset retirement costs (non-landfill)	2,249	2,242
Landfill assets	51,146	54,519
Buildings and improvements	148,913	147,285
Camp equipment	70,987	62,717
Vehicles	176,983	162,397
Equipment	562,446	537,937
Furniture and fixtures	2,600	2,293
Construction in progress	38,173	33,005
	1,086,248	1,034,049
Less—accumulated depreciation and amortization	402,964	378,655
Total property, plant and equipment, net	683,284	655,394
Other assets:
Long-term investments	5,379	5,437
Deferred financing costs	12,941	7,768
Goodwill	61,786	60,252
Permits and other intangibles, net of accumulated amortization of $63,996 and $60,633, respectively	113,650	114,400
Other	5,728	6,687
Total other assets	199,484	194,544
Total assets	$1,880,644	1,602,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$7,214	$7,954
Accounts payable	135,998	136,978
Deferred revenue	28,500	30,745
Accrued expenses	95,847	116,089
Current portion of closure, post-closure and remedial liabilities	14,761	14,518
Total current liabilities	282,320	306,284
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,061 and $5,849, respectively	29,877	32,830
Remedial liabilities, less current portion of $9,700 and $8,669, respectively	128,005	128,944
Long-term obligations	525,416	264,007
Capital lease obligations, less current portion	6,216	6,839
Unrecognized tax benefits and other long-term liabilities	86,940	82,744
Total other liabilities	776,454	515,364

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 40,000,000 shares; issued and outstanding 26,450,206 and 26,386,196 shares, respectively	264	264
Treasury stock	(4,251)	(2,467)
Shares held under employee participation plan	(777)	(777)
Additional paid-in capital	492,264	488,648
Accumulated other comprehensive income	67,240	50,759
Accumulated earnings	267,130	244,400
Total stockholders’ equity	821,870	780,827
Total liabilities and stockholders’ equity	$1,880,644	$1,602,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenues	$434,962	$354,896
Cost of revenues (exclusive of items shown separately below)	312,577	260,417
Selling, general and administrative expenses	54,794	45,484
Accretion of environmental liabilities	2,389	2,702
Depreciation and amortization	25,460	22,674
Income from operations	39,742	23,619
Other income	2,899	446
Interest expense, net of interest income of $244 and $102, respectively	(6,478)	(6,928)
Income from continuing operations before provision for income taxes	36,163	17,137
Provision for income taxes	13,433	7,089
Income from continuing operations	22,730	10,048
Income from discontinued operations, net of tax	—	382
Net income	$22,730	$10,430

Earnings per share:
Basic	$0.86	$0.40
Diluted	$0.86	$0.40

Weighted average common shares outstanding	26,399	26,251
Weighted average common shares outstanding plus potentially dilutive common shares	26,579	26,371

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$22,730	$10,430
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,460	22,674
Allowance for doubtful accounts	205	519
Amortization of deferred financing costs and debt discount	614	732
Accretion of environmental liabilities	2,389	2,702
Changes in environmental liability estimates	(260)	(772)
Deferred income taxes	486	(227)
Stock-based compensation	1,744	791
Excess tax benefit of stock-based compensation	(1,105)	(151)
Income tax benefit related to stock option exercises	1,105	151
Other expense (income)	455	(446)
Environmental expenditures	(2,340)	(2,162)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(10,341)	(20,158)
Other current assets	2,949	(5,811)
Accounts payable	(6,876)	(4,681)
Other current liabilities	(22,359)	(11,798)
Net cash from operating activities	14,856	(8,207)
Cash flows from investing activities:
Additions to property, plant and equipment	(34,115)	(16,552)
Acquisitions, net of cash acquired	(2,152)	—
Additions to intangible assets, including costs to obtain or renew permits	(322)	(586)
Proceeds from sales of marketable securities	388	—
Proceeds from sales of fixed assets	1,013	828
Net cash from investing activities	(35,188)	(16,310)
Cash flows from financing activities:
Change in uncashed checks	(5,216)	(3,203)
Proceeds from exercise of stock options	39	81
Remittance of shares, net	(1,784)	(15)
Proceeds from employee stock purchase plan	699	574
Deferred financing costs paid	(5,628)	(53)
Payments on capital leases	(1,690)	(470)
Distribution of cash earned on employee participation plan	(189)	(148)
Excess tax benefit of stock-based compensation	1,105	151
Issuance of senior secured notes, including premium	261,250	—
Net cash from financing activities	248,586	(3,083)
Effect of exchange rate change on cash	1,299	658
Increase (decrease) in cash and cash equivalents	229,553	(26,942)
Cash and cash equivalents, beginning of period	302,210	233,546
Cash and cash equivalents, end of period	$531,763	$206,604

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$10,789	$12,184
Income taxes paid	8,274	4,751
Non-cash investing and financing activities:
Property, plant and equipment accrued	$17,571	$2,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Shares Held Under			Accumulated
	Number of Shares	$ 0.01 Par Value	Treasury Stock	Employee Participation Plan	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2011	26,386	$264	$(2,467)	$(777)	$488,648		$50,759	$244,400	$780,827
Net income	—	—	—	—	—	$22,730	—	22,730	22,730
Change in fair value of available for sale securities, net of taxes	—	—	—	—	—	754	754	—	754
Foreign currency translation	—	—	—	—	—	15,727	15,727	—	15,727
Total comprehensive income	—	—	—	—	—	$39,211	—	—	—
Stock-based compensation	68	—	—	—	1,773		—	—	1,773
Issuance of restricted shares, net of shares remitted	(19)	—	(1,784)	—	—		—	—	(1,784)
Exercise of stock options	3	—	—	—	39		—	—	39
Net tax benefit on exercise of stock options	—	—	—	—	1,105		—	—	1,105
Employee stock purchase plan	12	—	—	—	699		—	—	699
Balance at March 31, 2011	26,450	$264	$(4,251)	$(777)	$492,264		$67,240	$267,130	$821,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the quarter ended March 31, 2011, the Company re-aligned its management reporting structure. Under the new structure, the Company’s operations are managed in four segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, the Company re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  The Company has recast the March 31, 2010 and December 31, 2010 segment information to conform to the current year presentation. See Note 12, “Segment Reporting.” Under the new structure, the four operating segments consist of:

•                 Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company owned incineration, landfill, wastewater, and other treatment facilities.

•                 Field Services — provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•                 Industrial Services — provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities.

•                 Oil and Gas Field Services — provides fluid handling, fluid hauling, down hole servicing, exploration, mapping and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Technical Services and Field Services are included as part of Clean Harbors Environmental Services, and Industrial Services and Oil and Gas Field Services are included as part of Clean Harbors Energy and Industrial Services.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2011, until the issuance of the financial statements.

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

In 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU, 2009-13 which provides additional guidance on the recognition of revenue from multiple element arrangements. ASU 2009-13 states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied prospectively to new or materially modified arrangements after the effective date or retrospectively. The Company adopted ASU 2009-13 prospectively as of January 1, 2011 and although the adoption did not materially impact its financial condition, results of operations, or cash flow, this guidance may impact the Company’s determination of the separation of deliverables for future arrangements.

(3) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of March 31, 2011, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of March 31, 2011 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of March 31, 2011, all of the Company’s auction rate securities continue to have AAA underlying credit ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the $0.3 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity.

During the three months ended March 31, 2011, the Company recorded an unrealized pre-tax loss of $0.1 million on its auction rate securities which is included in accumulated other comprehensive income. During the same period in 2010 there was no change to the unrealized pre-tax loss on auction rate securities.  As of March 31, 2011, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011

Auction rate securities	$—	$—	$5,379	$5,379
Marketable securities	$4,143	$—	$—	$4,143

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Auction rate securities	$—	$—	$5,437	$5,437
Marketable securities	$3,174	$—	$—	$3,174

The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at January 1,	$5,437	$6,503
Unrealized loss included in other comprehensive income	(58)	—
Balance at March 31,	$5,379	$6,503

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the three months ended March 31, 2011 were as follows (in thousands):

2011
Balance at January 1, 2011	$60,252
Acquired from an acquisition	691
Foreign currency translation	843
Balance at March 31, 2011	$61,786

Below is a summary of amortizable other intangible assets (in thousands):

	March 31, 2011				December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$104,678	$43,558	$61,120	17.6	$103,493	$42,430	$61,063	15.9
Customer lists	59,551	12,210	47,341	7.7	58,322	10,418	47,904	8.0
Other intangible assets	13,417	8,228	5,189	3.3	13,218	7,785	5,433	3.5
	$177,646	$63,996	$113,650	10.1	$175,033	$60,633	$114,400	9.7

The aggregate amortization expense for the three months ended March 31, 2011 was $2.9 million.

Below is the expected amortization for the net carrying amount of finite lived intangible assets at March 31, 2011 (in thousands):

Years Ending December 31,	Expected Amortization
2011 (nine months)	$8,748
2012	11,553
2013	10,663
2014	9,951
2015	9,376
Thereafter	63,359
$113,650

(5) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Insurance	$20,365	$19,736
Interest	5,197	7,826
Accrued disposal costs	2,376	2,173
Accrued compensation and benefits	25,778	44,545
Income, real estate, sales and other taxes	18,048	19,529
Other	24,083	22,280
	$95,847	$116,089

(6) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”), for the three months ended March 31, 2011 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2011	$29,756	$8,923	$38,679
New asset retirement obligations	632	—	632
Accretion	554	275	829
Changes in estimate recorded to statement of income	(257)	89	(168)
Other changes in estimates recorded to balance sheet	(4,681)	—	(4,681)
Settlement of obligations	(217)	(228)	(445)
Currency translation and other	77	15	92
Balance at March 31, 2011	$25,864	$9,074	$34,938

All of the landfill facilities included in the above were active as of March 31, 2011.

New asset retirement obligations incurred in 2011 are being discounted at the credit-adjusted risk-free rate of 8.79% and inflated at a rate of 1.01%.

(7) REMEDIAL LIABILITIES

The changes to remedial liabilities for the three months ended March 31, 2011 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2011	$5,511	$82,354	$49,748	$137,613
Accretion	66	935	559	1,560
Changes in estimate recorded to statement of income	—	390	(482)	(92)
Settlement of obligations	(18)	(1,008)	(869)	(1,895)
Currency translation and other	81	4	434	519
Balance at March 31, 2011	$5,640	$82,675	$49,390	$137,705

(8) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2011	December 31, 2010
Senior secured notes, at 7.625%, due August 15, 2016	$520,000	$270,000
Revolving credit facility, due July 31, 2013	—	—
Unamortized bond premium and discount, net	5,416	(5,993)
Long-term obligations	$525,416	$264,007

As of December 31, 2010, the Company had outstanding $270 million of aggregate principal amount 7.625% senior secured notes due 2016.  On March 24, 2011, the Company issued an additional $250.0 million aggregate principal amount of such notes (the “new notes”).  Under the purchase agreement, the new notes were priced for purposes of resale at 104.5% of the aggregate principal amount, representing an effective yield to maturity of 6.132%. In addition to such 104.5% purchase price, the purchase price paid to the Company for the new notes also included interest accrued on the new notes from and including February 15, 2011.The net proceeds from the issuance and sale of the new notes, after deducting the initial purchasers’ discount and estimated other transaction expenses, were approximately $255.6 million.

The new notes and the $270.0 million of notes issued on the initial issue date will be treated as a single class for all purposes including, without limitation, waivers, amendments, redemptions and other offers to purchase. The new notes and the notes issued on the initial issue date are referred to in this report collectively as the “notes” or the “senior secured notes.”

The principal terms of the notes are as follows:

Senior Secured Notes.  The notes will mature on August 15, 2016.  The notes bear interest at a rate of 7.625% per annum. Interest is payable semi-annually on February 15 and August 15 of each year. The notes were issued pursuant to an indenture dated as of August 14, 2009 (the “indenture”), as supplemented as of December 31, 2009, among the Company, as issuer, the Company’s domestic subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and notes collateral agent.

The fair value of the Company’s currently outstanding notes is based on quoted market prices and was $547.4 million at March 31, 2011 and $278.3 million at December 31, 2010.

The Company may redeem some or all of the notes at any time on or after August 15, 2012 at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on August 15 of the year set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Percentage
2012	103.813%
2013	101.906%
2014 and thereafter	100.000%

At any time on or after September 29, 2011 but prior to August 15, 2012, the Company may also redeem up to 10% of the original aggregate principal amount of the notes at a redemption price of 103% of the principal amount, plus any accrued and unpaid interest. Prior to August 15, 2012, the Company may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.625% of the principal amount, plus any accrued and unpaid interest, using proceeds from certain equity offerings, and may also redeem some or all of the senior secured notes at a redemption price of 100% of the principal amount plus a make-whole premium and any accrued and unpaid interest. Holders may require the Company to repurchase the notes at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest, upon a change of control of the Company.

The notes are guaranteed by substantially all the Company’s current and future domestic restricted subsidiaries. The notes are the Company’s and the guarantors’ senior secured obligations ranking equally, subject to the lien priorities summarized below, with all of the Company’s and the guarantors’ existing and future senior obligations (including obligations under the Company’s credit agreement) and senior to any future indebtedness that is expressly subordinated to the senior secured notes and the guarantees. The notes and the guarantees are secured by a first lien on substantially all of the assets of the Company and its domestic restricted subsidiaries (the “Notes Collateral”), except for accounts receivable, related general intangibles and instruments and proceeds related thereto (the “ABL Collateral”) and certain other excluded collateral as provided in the indenture and subject to certain exceptions and permitted liens. The notes and the guarantees are also secured by a second lien on the ABL Collateral that, along with a second lien on the Notes Collateral, secure the Company’s obligations under its “ABL facility” under its revolving credit agreement. The notes are not guaranteed by, or secured by the assets of, the Company’s Canadian or other foreign subsidiaries.

If the Company or its domestic subsidiaries sell assets under specified circumstances, the Company must offer to repurchase the senior secured notes from certain of the net proceeds of such sale at a purchase price equal to 100% of the principal amount, plus any accrued and unpaid interest, to the applicable repurchase date.

In connection with the issuance of the new notes, the Company and the guarantors entered into a registration rights agreement dated March 24, 2011, with the initial purchasers. Under such agreement, the Company and the guarantors are required to file with the SEC an exchange offer registration statement and use reasonable best efforts to cause the exchange offer to be consummated within 180 days following the sale of the new notes, thereby enabling holders to exchange the new notes for registered notes with terms substantially identical to the terms of the new notes. Under specified circumstances, including if the exchange offer would not be permitted by applicable law or SEC policy, the registration rights agreement would require that the Company and the guarantors file a shelf registration statement and use reasonable best efforts to have such registration statement declared effective within 90 days following the event giving rise to the requirement to file the shelf registration statement for the resale of the new notes. If the Company and the guarantors default on their registration obligations under the registration rights agreement, additional interest (referred to as special interest), up to a maximum amount of 1.0% per annum, will be payable on the new notes until all such registration defaults are cured.

Revolving Credit Facility.  At March 31, 2011, the revolving credit facility had no outstanding loans, $37.6 million available to borrow and $82.4 million of letters of credit outstanding.  The financing arrangements and principal terms of the revolving credit facility are discussed further in the Company’s 2010 Annual Report on Form 10-K. There have not been any material changes in such terms during the first three months of 2011.

(9) INCOME TAXES

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three months ended March 31, 2011 was 37.1%, compared to 41.0% for the same period in 2010. The decrease in the effective tax rate was primarily due to the increase in overall profits while permanent tax differences remained relatively constant.  Also contributing to the rate reduction was the increased revenues and profits attributable to Canada, which has lower corporate income tax rates than the United States.

Total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, remained relatively constant in the first quarter of 2011.  There were no expiring statute of limitation periods that occurred during the first quarter of 2011 or 2010.

As of March 31, 2011, the Company’s unrecognized tax benefits and related reserves were $66.9 million, which included $20.5 million of interest and $6.6 million of penalties.  As of December 31, 2010, the Company’s unrecognized tax benefits and related reserves were $65.9 million, which included $19.7 million of interest and $6.5 million of penalties.

Due to expiring statute of limitation periods, the Company anticipates that total unrecognized tax benefits and related reserves, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $6.2 million within the next twelve months.  The $6.2 million (which includes interest and penalties of $2.6 million) is primarily related to a historical Canadian business combination and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate, net of tax benefits.

(10) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$22,730	$10,048
Income from discontinued operations	—	382
Net income	$22,730	$10,430

Denominator:
Basic shares outstanding	26,399	26,251
Dilutive effect of share-based compensation awards	180	120
Dilutive shares outstanding	26,579	26,371

Basic earnings per share
Income from continuing operations	$0.86	$0.38
Income from discontinued operations	—	0.02
Net income	$0.86	$0.40
Diluted earnings per share
Income from continuing operations	$0.86	$0.38
Income from discontinued operations	—	0.02
Net income	$0.86	$0.40

For the three months ended March 31, 2011, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the above calculations. For the three months ended March 31, 2010, the above calculation excludes the dilutive effects of 65 thousand outstanding performance stock awards for which the performance criteria were not attained at that time, and 18 thousand stock options that were not then in-the-money.

(11) COMMITMENTS AND CONTINGENCIES

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

At March 31, 2011 and December 31, 2010, the Company had recorded reserves of $30.4 million and $29.7 million, respectively, in the Company’s financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At both March 31, 2011 and December 31, 2010, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as

$2.8 million more. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2011, the $30.4 million of reserves consisted of (i) $27.6 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $2.8 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of March 31, 2011, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2011, were as follows:

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

In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970’s and early 1980’s. The four municipalities claim a Canadian dollar (“CDN”) total of $1.6 million as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies.

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At March 31, 2011 and December 31, 2010, the Company had accrued $14.1 million and $13.5 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The increase resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar and interest accretion.

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

CH El Dorado is defending vigorously the claims asserted against Teris in those proceedings, and the Company believes that the resolution of those proceedings related to the fire will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. In addition to CH El Dorado’s defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance or the reserves which Teris had established on its books prior to the acquisition. The seller’s parent also guaranteed the indemnification obligation of the seller to the Company.

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

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 60 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 12 are currently requiring expenditures on remediation, ten are now settled, and 13 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and one of the Listed Third Party Sites (the Casmalia site) are further described below. There are also two third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities: one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other third party site as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At both March 31, 2011 and December 31, 2010, the amount of the Company’s reserves relating to the Marine Shale site was $3.8 million.

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

Federal and State Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2011 and December 31, 2010, there were three proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Other Contingencies

In December 2010, the Company paid $10.5 million to acquire a minority interest in a privately-held company. Subsequent to the purchase of those securities but prior to December 31, 2010, the privately-held company exercised its irrevocable call right for those shares and tendered payment for a total of $10.5 million. The Company is disputing the fair value asserted by the privately-held company and believes that the shares had a fair value on the date of the exercise of the call right greater than the amount tendered. Due to the exercise of the irrevocable call right, the Company did not own those shares of that privately-held company as of December 31, 2010, and accordingly has recorded the $10.5 million in prepaid expenses and other current assets. The potential recovery of any additional amount depends upon several contested factors, and is considered a gain contingency and therefore has not been recorded in the Company’s consolidated financial statements.

(12) SEGMENT REPORTING

During the quarter ended March 31, 2011, the Company re-aligned its management reporting structure. Under the new structure, the Company’s operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, the Company re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  The Company has recast the March 31, 2010 and December 31, 2010 segment information to conform to the current year presentation.

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

The following table reconciles third party revenues to direct revenues for the three-month periods ended March 31, 2011 and 2010 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended March 31, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$185,447	$62,259	$108,583	$78,634	$39	$434,962
Intersegment revenues, net	5,141	(3,951)	(2,873)	2,193	(510)	—
Direct revenues	$190,588	$58,308	$105,710	$80,827	$(471)	$434,962

	For the Three Months Ended March 31, 2010
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$153,527	$50,653	$92,320	$58,500	$(104)	$354,896
Intersegment revenues, net	4,939	(4,177)	(1,226)	907	(443)	—
Direct revenues	$158,466	$46,476	$91,094	$59,407	$(547)	$354,896

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to segments.

	For the Three Months Ended March 31,
	2011	2010

Adjusted EBITDA:
Technical Services	$45,337	$33,180
Field Services	6,331	5,031
Industrial Services	23,343	19,860
Oil and Gas Field Services	14,665	11,496
Corporate Items	(22,085)	(20,572)
Total	$67,591	$48,995

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,389	$2,702
Depreciation and amortization	25,460	22,674
Income from operations	39,742	23,619
Other income	(2,899)	(446)
Interest expense, net of interest income	6,478	6,928
Income from continuing operations before provision for income taxes	$36,163	$17,137

The following table presents assets by reported segment and in the aggregate (in thousands):

	March 31, 2011	December 31, 2010
Property, plant and equipment, net
Technical Services	$261,315	$259,582
Field Services	33,579	32,311
Industrial Services	189,857	180,781
Oil and Gas Field Services	160,870	151,244
Corporate Items	37,663	31,476
Total property, plant and equipment, net	$683,284	$655,394
Intangible assets:
Technical Services
Goodwill	$33,624	$33,448
Permits and other intangibles, net	65,734	66,075
Total Technical Services	99,358	99,523
Field Services
Goodwill	3,088	3,088
Permits and other intangibles, net	3,588	3,652
Total Field Services	6,676	6,740
Industrial Services
Goodwill	11,321	10,934
Permits and other intangibles, net	17,766	17,906
Total Industrial Services	29,087	28,840
Oil and Gas Field Services
Goodwill	13,753	12,782
Permits and other intangibles, net	26,562	26,768
Total Oil and Gas Field Services	40,315	39,550
Total	$175,436	$174,653

The following table presents the total assets by reported segment (in thousands):

	March 31, 2011	December 31, 2010
Technical Services	$525,652	$525,286
Field Services	39,377	35,253
Industrial Services	231,369	221,472
Oil and Gas Field Services	262,398	272,479
Corporate Items	821,848	547,985
Total	$1,880,644	$1,602,475

The following table presents the total assets by geographical area (in thousands):

	March 31, 2011	December 31, 2010
United States	$1,188,646	$933,550
Canada	688,075	664,534
Other foreign	3,923	4,391
Total	$1,880,644	$1,602,475

(13) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

As of December 31, 2010, the Company had outstanding $270.0 million aggregate principal amount of 7.625% senior secured notes due 2016 issued by the parent company, Clean Harbors, Inc., and on March 24, 2011, the parent company issued an additional $250.0 million aggregate principal amount of such notes.  The combined $520.0 million of the parent’s senior secured notes outstanding at March 31, 2011 is guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.The parent’s notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at March 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$369,241	$111,037	$51,485	$—	$531,763
Intercompany receivables	389,220	—	—	(389,220)	—
Other current assets	16,409	262,561	187,143	—	466,113
Property, plant and equipment, net	—	310,996	372,288	—	683,284
Investments in subsidiaries	645,574	260,897	91,654	(998,125)	—
Intercompany debt receivable	—	379,577	3,701	(383,278)	—
Other long-term assets	13,195	86,767	99,522	—	199,484
Total assets	$1,433,639	$1,411,835	$805,793	$(1,770,623)	$1,880,644
Liabilities and Stockholders’ Equity:
Current liabilities	$18,930	$176,998	$86,392	$—	$282,230
Intercompany payables	—	226,383	162,837	(389,220)	—
Closure, post-closure and remedial liabilities, net	—	136,500	21,382	—	157,882
Long-term obligations	525,416	—	—	—	525,416
Capital lease obligations, net	—	82	6,134	—	6,216
Intercompany debt payable	3,701	—	379,577	(383,278)	—
Other long-term liabilities	63,723	2,571	20,646	—	86,940
Total liabilities	611,770	542,534	676,968	(772,498)	1,058,774
Stockholders’ equity	821,869	869,301	128,825	(998,125)	821,870
Total liabilities and stockholders’ equity	$1,433,639	$1,411,835	$805,793	$(1,770,623)	$1,880,644

Following is the condensed consolidating balance sheet at December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$100,476	$124,582	$77,152	$—	$302,210
Intercompany receivables	371,559	—	—	(371,559)	—
Other current assets	15,521	279,895	154,911	—	450,327
Property, plant and equipment, net	—	302,028	353,366	—	655,394
Investments in subsidiaries	628,723	259,294	91,654	(979,671)	—
Intercompany debt receivable	—	368,804	3,701	(372,505)	—
Other long-term assets	7,768	87,888	98,888	—	194,544
Total assets	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475
Liabilities and Stockholders’ Equity:
Current liabilities	$13,935	$201,384	$90,965	$—	$306,284
Intercompany payables	—	222,750	148,809	(371,559)	—
Closure, post-closure and remedial liabilities, net	—	141,280	20,494	—	161,774
Long-term obligations	264,007	—	—	—	264,007
Capital lease obligations, net	—	249	6,590	—	6,839
Intercompany debt payable	3,701	—	368,804	(372,505)	—
Other long-term liabilities	61,577	2,531	18,636	—	82,744
Total liabilities	343,220	568,194	654,298	(744,064)	821,648
Stockholders’ equity	780,827	854,297	125,374	(979,671)	780,827
Total liabilities and stockholders’ equity	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475

Following is the consolidating statement of income for the three months ended March 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$248,367	$192,788	$(6,193)	$434,962
Cost of revenues	—	175,438	143,332	(6,193)	312,577
Selling, general and administrative expenses	42	36,111	18,641	—	54,794
Accretion of environmental liabilities	—	2,087	302	—	2,389
Depreciation and amortization	—	12,998	12,462	—	25,460
Income from operations	(42)	21,733	18,051	—	39,742
Other income (expense)	—	3,336	(437)	—	2,899
Interest (expense) income	(6,676)	168	30	—	(6,478)
Equity in earnings of subsidiaries	33,331	7,301	—	(40,632)	—
Intercompany dividend income (expense)	—	—	3,456	(3,456)	—
Intercompany interest income (expense)	—	8,730	(8,730)	—	—
Income before provision for income taxes	26,613	41,268	12,370	(44,088)	36,163
Provision for income taxes	3,883	6,327	3,223	—	13,433
Net income	$22,730	$34,941	$9,147	$(44,088)	$22,730

Following is the consolidating statement of income for the three months ended March 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$200,843	$159,321	$(5,268)	$354,896
Cost of revenues	—	146,850	118,835	(5,268)	260,417
Selling, general and administrative expenses	25	32,071	13,388	—	45,484
Accretion of environmental liabilities	—	2,420	282	—	2,702
Depreciation and amortization	—	12,049	10,625	—	22,674
Income from operations	(25)	7,453	16,191	—	23,619
Other income	—	276	170	—	446
Interest (expense) income	(7,243)	13	302	—	(6,928)
Equity in earnings of subsidiaries	19,018	4,661	—	(23,679)	—
Intercompany dividend income (expense)	—	—	3,286	(3,286)	—
Intercompany interest income (expense)	—	7,878	(7,878)	—	—
Income from continuing operations before provision for income taxes	11,750	20,281	12,071	(26,965)	17,137
Provision for income taxes	1,320	2,304	3,465	—	7,089
Income from continuing operations	10,430	17,977	8,606	(26,965)	10,048
Income from discontinued operations, net of tax	—	—	382	—	382
Net income	$10,430	$17,977	$8,988	$(26,965)	$10,430

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$2,898	$3,937	$8,021	$14,856
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,884)	(19,231)	(34,115)
Acquisitions, net of cash acquired	—	—	(2,152)	(2,152)
Costs to obtain or renew permits	—	(217)	(105)	(322)
Proceeds from sales of fixed assets	—	67	946	1,013
Proceeds from sales of marketable securities	—	—	388	388
Net cash from investing activities	—	(15,034)	(20,154)	(35,188)

Cash flows from financing activities:
Change in uncashed checks	—	(2,087)	(3,129)	(5,216)
Proceeds from exercise of stock options	39	—	—	39
Proceeds from employee stock purchase plan	699	—	—	699
Remittance of shares, net	(1,784)	—	—	(1,784)
Excess tax benefit of stock-based compensation	1,105	—	—	1,105
Deferred financing costs paid	(5,628)	—	—	(5,628)
Payments on capital leases	—	(186)	(1,504)	(1,690)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, net	261,250	—	—	261,250
Dividends (paid) received	10,186	(24,306)	14,120	—
Interest (payments) / received	—	24,132	(24,132)	—
Net cash from financing activities	265,867	(2,447)	(14,834)	248,586
Effect of exchange rate change on cash	—	—	1,299	1,299
Increase (decrease) in cash and cash equivalents	268,765	(13,544)	(25,668)	229,553
Cash and cash equivalents, beginning of period	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of period	$369,241	$111,038	$51,484	$531,763

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(1,820)	$2,090	$(8,477)	$(8,207)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(8,158)	(8,394)	(16,552)
Costs to obtain or renew permits	—	(393)	(193)	(586)
Proceeds from sale of fixed assets	—	780	48	828
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(236,700)	228,929	(8,539)	(16,310)

Cash flows from financing activities:
Change in uncashed checks	—	(2,216)	(987)	(3,203)
Proceeds from exercise of stock options	81	—	—	81
Proceeds from employee stock purchase plan	574	—	—	574
Remittance of shares, net	(15)	—	—	(15)
Excess tax benefit of stock-based compensation	151	—	—	151
Deferred financing costs paid	(53)	—	—	(53)
Payments on capital leases	—	(38)	(432)	(470)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	9,136	(9,136)	—
Intercompany notes	236,700	(236,700)	—	—
Net cash from financing activities	237,438	(229,818)	(10,703)	(3,083)
Effect of exchange rate change on cash	—	—	658	658
Increase (decrease) in cash and cash equivalents	(1,082)	1,201	(27,061)	(26,942)
Cash and cash equivalents, beginning of period	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of period	$140,256	$51,609	$14,739	$206,604

(14) SUBSEQUENT EVENTS

Status of Acquisition of Badger

As disclosed in the Company’s 2010 Annual Report on Form 10-K, on January 25, 2011, the Company entered into a definitive agreement to acquire Badger Daylighting Ltd. (“Badger”), an Alberta corporation headquartered in Calgary, Alberta. Under the terms of the acquisition agreement, a condition to the respective obligations of each of the Company and Badger to complete the transaction was approval of the transaction by a required affirmative vote of at least 66 2/3 % of Badger’s shareholders and option holders voting on the matter. At a meeting held on April 26, 2011, the Badger shareholders and option holders failed to approve the transaction by such required vote. In accordance with the terms of the acquisition agreement, the Company terminated the agreement on April 26, 2011. The acquisition agreement provides that if the Company terminates the agreement because of a failure by the Badger shareholders and option holders to approve the transaction by the required vote, Badger will be obligated to reimburse the Company’s out of pocket expenses incurred in connection with the proposed transaction and the transactions contemplated thereby, including the financing thereof, up to a maximum of CDN $1.5 million. The Company is now preparing a demand for reimbursement in accordance with such provision of the agreement.

Proposed Acquisition of Peak

On April 5, 2011, the Company signed a definitive agreement to acquire Peak Energy Services Ltd. (“Peak,”) an Alberta corporation headquartered in Calgary, Alberta, in an all-cash transaction. Peak is a diversified energy services organization operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada.  Peak also provides water technology solutions to a variety of customers throughout North America. Peak employs approximately 900 people. Peak shares trade on the Toronto Stock Exchange under the symbol “PES.”  The Company anticipates that this acquisition will expand its presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support.

The agreement provides that, subject to the terms and conditions stated therein, the Company will acquire 100% of Peak’s outstanding common shares (other than the 3.15% of Peak’s outstanding common shares which the Company currently owns) in exchange for approximately CDN $161 million in cash (CDN $0.95 for each Peak share), including cash payments to holders of in-the-money stock options, and the assumption of Peak net debt which at March 31, 2011 is estimated to be approximately CDN $35 million. The proposed total acquisition price, which includes the previous investment in Peak shares referred to above, will be approximately CDN $200 million.  The acquisition is subject to approval by regulators and Peak shareholders, as well as other customary closing conditions, and is expected to be completed during the second quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

During the quarter ended March 31, 2011, we re-aligned our management reporting structure. Under the new structure, our operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, we re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  This new structure reflects the way management makes operating decisions and manages the growth and profitability of the business.  The amounts presented for all periods herein have been recast to reflect the impact of such changes.  Under the new structure, the four operating segments consist of:

•                 Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company owned incineration, landfill, wastewater, and other treatment facilities.

•                 Field Services — provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•                 Industrial Services — provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities.

•                 Oil and Gas Field Services — provides fluid handling, fluid hauling, down hole servicing, exploration, mapping and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Technical Services and Field Services are included as part of Clean Harbors Environmental Services, and Industrial Services and Oil and Gas Field Services are included as part of Clean Harbors Energy and Industrial Services.

Overview

During the three months ended March 31, 2011, our revenues were $435.0 million, compared with $354.9 million during the three months ended March 31, 2010.  This year-over-year revenue growth was driven by broad-based growth across all of our segments.  Our revenues were also favorably impacted by $8.2 million due to the strengthening of the Canadian dollar.

Our Technical Services revenues accounted for 44% of our total revenues for the three months ended March 31, 2011.  The year-over-year increase in revenues of more than 20% was primarily due to revenue growth at our treatment, storage and disposal facilities of nearly 30% and revenue growth at our wastewater treatment plants of more than 50% as a result of increased refinery volumes and water-related volumes from the Marcellus Shale field.  Utilization at our incinerators and landfills was steady in what is typically this segment’s seasonally weakest quarter.

Our Field Services revenues accounted for 13% of our total revenues for the three months ended March 31, 2011. The year-over-year increase in revenues of more than 25% resulted primarily from the continued momentum of large-scale project work that began to accelerate in late 2010.  In addition, we generated a year-over-year increase of $3.2 million from our significant emergency response work primarily related to the oil spill response efforts in the Gulf of Mexico,

Our Industrial Services revenues accounted for 24% of our total revenues for the three months ended March 31, 2011. The year-over-year increase in revenue of 16% was primarily due to incremental revenues from refinery turnaround work, continued elevation of oil extraction investment in the oil sands region of Canada which increased demand for our services, and high utilization rates at our camps in our lodging business.

Our Oil and Gas Field Services revenues accounted for 19% of our total revenues for the three months ended March 31, 2011. The year-over-year increase of 36.1% was primarily due to the prolonged and seasonably cold weather in Western Canada which supported an extended period of drilling activity.  Also, continued investments in U.S. gas and oil production resulted in increased demand for our services, particularly in our down hole business.

Our costs of revenues increased 20%, from $260.4 million in the first quarter of 2010 to $312.6 million in the first quarter of 2011 primarily related to the increased revenues.  Our gross profit margin was 28.1% for the three months ended March 31, 2011, compared to 26.6% for the same period ended March 31, 2010.   Margins in the quarter benefited from the successful implementation of pricing initiatives and tightly managed overall costs.  In addition, we were effective at passing through higher fuel expenses in the current quarter.

During the three months ended March 31, 2011, our net income was also affected by the following:

•                   Recording a pre-tax benefit of $3.4 million in other income resulting from compensation received from the Santa Clara Valley Transit Authority for the release by eminent domain of certain rail rights in connection with our hazardous waste facility located in San Jose, California.  Management believes that this transaction will not have a material impact on our future operations.

•                    An effective tax rate for the current quarter of 37%, compared with 41% for the same period last year. The decrease in the effective tax rate is primarily attributable to the increased revenues and profits attributable to Canada which has lower corporate income tax rates than the United States.  Permanent items remained relatively constant.

Environmental Liabilities

We have accrued environmental liabilities, as of March 31, 2011, of approximately $172.6 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the three months ended March 31, 2011, of $0.3 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general and administrative costs.  During the three months ended March 31, 2011, the total benefit of $0.3 million was recorded in cost of revenues. See further detail discussed in Note 6, “Closure and Post-Closure Liabilities,” and Note 7, “Remedial Liabilities,” to our financial statements included in Item 1 of this report.

Results of Operations

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1, “Financial Statements,” in this report.

	Percentage of Total Revenues
	For the Three Months Ended March 31,
	2011	2010

Revenues	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	71.9	73.4
Selling, general and administrative expenses	12.6	12.8
Accretion of environmental liabilities	0.5	0.7
Depreciation and amortization	5.9	6.4
Income from operations	9.1	6.7
Other income	0.7	0.1
Interest expense, net of interest income	(1.5)	(2.0)
Income from continuing operations before provision for income taxes	8.3	4.8
Provision for income taxes	3.1	2.0
Income from continuing operations	5.2	2.8
Income from discontinued operations, net of tax	—	0.1
Net income	5.2%	2.9%

Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense and provision for income taxes, less other income and income from discontinued operations, net of tax.  Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under accounting principles generally accepted in the United States. Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

The following is a reconciliation of net income to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2011	2010
Net income	$22,730	$10,430
Accretion of environmental liabilities	2,389	2,702
Depreciation and amortization	25,460	22,674
Other income	(2,899)	(446)
Interest expense, net	6,478	6,928
Provision for income taxes	13,433	7,089
Income from discontinued operations, net of tax	—	(382)
Adjusted EBITDA	$67,591	$48,995

The following reconciles Adjusted EBITDA to cash from operations:

	For the Three Months Ended March 31
	2011	2010
Adjusted EBITDA	$67,591	48,995
Interest expense, net	(6,478)	(6,928)
Provision for income taxes	(13,433)	(7,089)
Income from discontinued operations, net of tax	—	382
Allowance for doubtful accounts	205	519
Amortization of deferred financing costs and debt discount	614	732
Change in environmental liability estimates	(260)	(772)
Deferred income taxes	486	(227)
Stock-based compensation	1,744	791
Excess tax benefit of stock-based compensation	(1,105)	(151)
Income tax benefits related to stock option exercises	1,105	151
Eminent domain compensation	3,354	—
Environmental expenditures	(2,340)	(2,162)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(10,341)	(20,158)
Other current assets	2,949	(5,811)
Accounts payable	(6,876)	(4,681)
Other current liabilities	(22,359)	(11,798)
Net cash from operating activities	$14,856	$(8,207)

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended March 31, 2011 and 2010 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes made in the first quarter of 2011 in how we manage our business.  This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data” and in particular Note 16, “Segment Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1, “Financial Statements” and in particular Note 12, “Segment Reporting” in this report.

Three months ended March 31, 2011 versus the three months ended March 31, 2010

	Summary of Operations (in thousands)
	For the Three Months Ended March 31,
			$	%
	2011	2010	Change	Change

Direct Revenues:
Technical Services	$190,588	$158,466	$32,122	20.3%
Field Services	58,308	46,476	11,832	25.5
Industrial Services	105,710	91,094	14,616	16.0
Oil and Gas Field Services	80,827	59,407	21,420	36.1
Corporate Items	(471)	(547)	76	-13.9
Total	434,962	354,896	80,066	22.6

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	128,178	110,046	18,132	16.5
Field Services	46,114	35,703	10,411	29.2
Industrial Services	74,805	66,491	8,314	12.5
Oil and Gas Field Services	61,474	45,611	15,863	34.8
Corporate Items	2,006	2,566	(560)	-21.8
Total	312,577	260,417	52,160	20.0

Selling, General & Administrative Expenses:
Technical Services	17,073	15,240	1,833	12.0
Field Services	5,863	5,742	121	2.1
Industrial Services	7,562	4,743	2,819	59.4
Oil and Gas Field Services	4,688	2,300	2,388	103.8
Corporate Items	19,608	17,459	2,149	12.3
Total	54,794	45,484	9,310	20.5

Adjusted EBITDA:
Technical Services	45,337	33,180	12,157	36.6
Field Services	6,331	5,031	1,300	25.8
Industrial Services	23,343	19,860	3,483	17.5
Oil and Gas Field Services	14,665	11,496	3,169	27.6
Corporate Items	(22,085)	(20,572)	(1,513)	7.4
Total	$67,591	$48,995	$18,596	38.0%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 20.3%, or $32.1 million, in the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in volumes being processed primarily through our treatment, storage and disposal facilities, incinerators and waste water treatment plants ($9.0 million), increases in product mix and pricing ($7.7 million), the strengthening of the Canadian dollar ($1.3 million), and increases in base business.

Field Services revenues increased 25.5%, or $11.8 million, in the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in our significant emergency response work ($3.2 million) primarily related to the oil spill response efforts in the Gulf of Mexico, PCB business ($2.3 million), transformer services business ($0.9 million), and increases in base business.

Industrial Services revenues increased 16.0%, or $14.6 million, for the three months ended March 31, 2011 from the comparable period in 2010 primarily due to an increase in our lodging business ($4.1 million), the strengthening of the Canadian dollar ($3.5 million), growth in the oil sands region of Canada, and increased refinery shutdown work.

Oil and Gas Field Services revenues increased 36.1%, or $21.4 million, for the three months ended March 31, 2011 from the comparable period in 2010 primarily due to the prolonged and seasonably cold winter in Western Canada supporting an extended period of drilling activity, the benefit of the economic recovery for the energy services business, increased price of oil generated increased exploration activity in North Western Canada, and the strengthening of the Canadian dollar ($3.2 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the effects of unseasonable weather conditions, the effects of fuel prices on our fuel recovery fee, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, the level of emergency response projects, and competitive industry pricing.

Cost of Revenues

Technical Services costs of revenues increased 16.5%, or $18.1 million, in the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in outside transportation costs ($4.1 million), salary and labor expense ($3.4 million), fuel expense ($2.6 million), turnaround and downtime costs at our incinerators ($1.9 million), outside disposal and rail costs ($1.6 million), materials for reclaim or resale costs ($1.2 million), materials and supplies expense ($0.9 million), the strengthening of the Canadian dollar ($0.9 million), chemicals and consumables expense ($0.8 million), and equipment rentals and leased equipment ($0.8 million), offset partially by year-over-year favorable changes in environmental liability estimates ($0.1 million).

Field Services costs of revenues increased 29.2%, or $10.4 million, in the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in subcontractor fees ($2.3 million), labor and related expense ($2.3 million), materials and supplies expense ($1.6 million), outside disposal costs ($1.1 million), materials for reclaim or resale costs ($0.9 million), fuel charges ($0.7 million), equipment rental expense ($0.6 million), travel costs ($0.4 million), and vehicle expense ($0.4 million). The increase in outside disposal costs was primarily attributable to large remedial project work in the Midwest and Northeast regions of the U.S.

Industrial Services costs of revenues increased 12.5%, or $8.3 million, for the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expense ($8.0 million), the strengthening of the Canadian dollar ($2.5 million), catering costs associated with the increased lodging revenue ($1.6 million), vehicle expense ($1.5 million), travel costs ($1.4 million), fuel expense ($1.3 million), materials and supplies expense ($0.8 million), chemicals and consumables expense ($0.7 million), and utilities costs ($0.6 million), offset partially by reductions in lease operator expense due to lease buyouts ($8.1 million) and subcontractor costs ($1.8 million).

Oil and Gas Field Services costs of revenues increased 34.8%, or $15.9 million, for the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expense ($7.1 million), fuel expense ($3.0 million), the strengthening of the Canadian dollar ($2.5 million), vehicle expense ($1.6 million), travel costs ($1.4 million), materials and supplies expense ($1.0 million), and equipment repairs ($1.0 million), offset partially by reductions in lease operator expense due to lease buyouts ($0.8 million) and leased equipment expense ($0.6 million).

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 12.0%, or $1.8 million, in the three months ended March 31, 2011 from the comparable period in 2010 primarily due to year-over-year unfavorable changes in environmental liability estimates, increased commissions and bonus expense and increased professional fees.

Field Services selling, general and administrative expenses increased 2.1%, or $0.1 million, in the three months ended March 31, 2011 from the comparable period in 2010.

Industrial Services selling, general and administrative expenses increased 59.4%, or $2.8 million, in the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in commissions and bonus expense and professional fees.

Oil and Gas Field Services selling, general and administrative expenses increased 103.8%, or $2.4 million, in the three months ended March 31, 2011 from the comparable period in 2010 primarily due to increases in salaries, commissions and bonus expense, and professional fees.

Corporate Items selling, general and administrative expenses increased 12.3%, or $2.1 million, for the three months ended March 31, 2011, as compared to the same period in 2010 primarily due to increases in stock-based compensation costs primarily related to the recording of the expense for 2009 and 2010 performance awards ($1.0 million), salaries, payroll taxes and bonuses ($0.8 million) which included a year-over-year reduction of $0.3 million for severance costs, employer contribution costs related to U.S. and Canadian retirement savings plans ($0.6 million), offset partially by year-over-year favorable changes in environmental liability estimates ($0.2 million).

Depreciation and Amortization

	Three Months Ended March 31,
	2011	2010
Depreciation of fixed assets	$20,168	$17,883
Landfill and other amortization	5,292	4,791
Total depreciation and amortization	$25,460	$22,674

Depreciation and amortization increased 12.3%, or $2.8 million, in the first quarter of 2011 compared to the same period in 2010. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.

Other Income

Other income increased by $2.5 million primarily as a result of compensation of $3.4 million received from the Santa Clara Valley Transit Authority for the release by eminent domain of certain rail rights in connection with our hazardous waste facility located in San Jose, California. Management believes that this transaction will not have a material impact on our future operations.

Interest Expense, Net

	Three Months Ended March 31,
	2011	2010
Interest expense	$6,722	$7,030
Interest income	(244)	(102)
Interest expense, net	$6,478	$6,928

Interest expense, net decreased 6.5%, or $0.5 million in the first quarter of 2011 compared to the same period in 2010. The decrease in interest expense was primarily due to the $30.0 million redemption of senior secured notes on September 28, 2010. The increase of interest income in the same period was due to increased cash balances primarily related to increased operations.

Income from Discontinued Operations

In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. As of March 31, 2010, the Pembina Area Landfill met the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell was recorded as held for sale in our consolidated balance sheet and the net income is presented as income from discontinued operations on our consolidated statements of income at March 31, 2010. For the three months ended March 31, 2010, the Pembina Area Landfill recorded $1.6 million of revenues which was included in the calculation of income from discontinued operations.

Income Taxes

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three months ended March 31, 2011 was 37.1%, compared to 41.0% for the same period in 2010. Income tax expense (including taxes on income from discontinued operations) for the three months ended March 31, 2011 increased $6.2 million to $13.4 million from $7.2 million for the comparable period in 2010.  The increased tax expense for the three months ended March 31, 2011 was primarily due to increased earnings.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The liability for unrecognized tax benefits and related reserves as of March 31, 2011 and December 31, 2010, included accrued interest and penalties of $27.1 million and $26.2 million, respectively.  Tax expense for each of the three months ended March 31, 2011 and 2010 included interest and penalties of $0.8 million.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the three months ended March 31, 2011, cash and cash equivalents increased $229.6 million primarily due to the following:

•                  On March 24, 2011, the Company issued $250 million aggregate principal amount of 7.625% senior secured notes due 2016 priced for purposes of resale at 104.5% of the aggregate principal amount, offset partially by:

•                  Payment in March 2011 of approximately $21.4 million for bonuses and commissions earned throughout 2010.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, for potential acquisitions (including our pending proposed acquisition of Peak Energy Services Ltd.), and to fund capital expenditures.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of March 31, 2011 of approximately $172.6 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

Cash Flows for the three months ended March 31, 2011

Cash from operating activities in the first three months of 2011 was $14.9 million, compared with cash used for operating activities of $8.2 million in the first three months of 2010. The change was primarily the result of an increase in income from operations and a smaller net increase in accounts receivable.

Cash used for investing activities in the first three months of 2011 was $35.2 million, an increase of 115.7%, or $18.9 million, compared with cash used for investing activities in the first three months of 2010.  The increase resulted primarily from year-over-year higher costs associated with additions to property, plant and equipment and acquisitions.

Cash from financing activities in the first three months of 2011 was $248.6 million, compared with cash used for financing activities of $3.1 million in the first three months of 2010. The change was primarily the result of the issuance of $250.0 million aggregate principal amount of 7.625% senior secured notes on March 24, 2011.

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

Financing Arrangements

The financing arrangements and principal terms of the $520 million principal amount of senior secured notes which were outstanding at March 31, 2011 are discussed further in Note 8, “Financing Arrangements,” to our financial statements included in Item 1 of this report. The financing arrangements and principal terms of the $120 million revolving credit facility are discussed further in Note 10, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, we were in compliance with the covenants of our debt agreements.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 9, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of March 31, 2011, $66.9 million of unrecognized tax benefits and related reserves, including $20.5 million of potential interest and $6.6 million of potential penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of March 31, 2011, our long-term investments included $5.4 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they were not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other unobservable inputs. As of March 31, 2011, we have recorded an unrealized pre-tax loss of $0.3 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at March 31, 2011 (in thousands):

Scheduled Maturity Dates	Nine Months Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$525,416	$525,416
Capital lease obligations	6,204	3,548	1,960	1,535	183	—	13,430
	$6,204	$3,548	$1,960	$1,535	$183	$525,416	$538,846
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

In addition to the fixed rate borrowings described in the above table, we had at March 31, 2011 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $120 million (with a $110.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2011, the Canadian subsidiaries transacted approximately 3.8% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.9 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, $5.4 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 11, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.

Item 1A—Risk Factors

During the three months ended March 31, 2011, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Reserved

Item 5—Other Information—None.

Item 6—Exhibits

Item No.	Description	Location

31	Rule 13a-14a/15d-14(a) Certifications	Filed herewith.

32	Section 1350 Certifications	Filed herewith.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

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

Date: May 6, 2011

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Executive Vice President and Chief Financial Officer

Date: May 6, 2011