Form 10-Q
period 2011-06-30
CLEAN HARBORS INC
filed 2011-08-09
CIK 822818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	53,013,677
(Class)	(Outstanding at August 3, 2011)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$377,576	$302,210
Marketable securities	128	3,174
Accounts receivable, net of allowances aggregating $15,729 and $23,704, respectively	352,809	332,678
Unbilled accounts receivable	30,588	19,117
Deferred costs	6,289	6,891
Prepaid expenses and other current assets	32,828	28,939
Supplies inventories	47,270	44,546
Deferred tax assets	18,884	14,982
Total current assets	866,372	752,537
Property, plant and equipment:
Land	32,782	31,654
Asset retirement costs (non-landfill)	2,371	2,242
Landfill assets	52,514	54,519
Buildings and improvements	158,705	147,285
Camp equipment	99,611	62,717
Vehicles	206,388	162,397
Equipment	675,494	537,937
Furniture and fixtures	3,700	2,293
Construction in progress	43,150	33,005
	1,274,715	1,034,049
Less—accumulated depreciation and amortization	426,439	378,655
Total property, plant and equipment, net	848,276	655,394
Other assets:
Long-term investments	5,311	5,437
Deferred financing costs	15,061	7,768
Goodwill	88,511	60,252
Permits and other intangibles, net of accumulated amortization of $67,035 and $60,633, respectively	127,068	114,400
Other	14,481	6,687
Total other assets	250,432	194,544
Total assets	$1,965,080	$1,602,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$6,520	$7,954
Accounts payable	156,106	136,978
Deferred revenue	28,462	30,745
Accrued expenses	118,716	116,089
Current portion of closure, post-closure and remedial liabilities	15,626	14,518
Total current liabilities	325,430	306,284
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,313 and $5,849, respectively	28,595	32,830
Remedial liabilities, less current portion of $9,313 and $8,669, respectively	127,859	128,944
Long-term obligations	524,994	264,007
Capital lease obligations, less current portion	9,109	6,839
Unrecognized tax benefits and other long-term liabilities	91,725	82,744
Total other liabilities	782,282	515,364

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 52,986,122 and 52,772,392 shares, respectively	530	528
Treasury stock	(4,274)	(2,467)
Shares held under employee participation plan	(777)	(777)
Additional paid-in capital	495,237	488,384
Accumulated other comprehensive income	70,366	50,759
Accumulated earnings	296,286	244,400
Total stockholders’ equity	857,368	780,827
Total liabilities and stockholders’ equity	$1,965,080	$1,602,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$447,235	$471,639	$882,197	$826,535
Cost of revenues (exclusive of items shown separately below)	307,754	324,280	620,331	584,697
Selling, general and administrative expenses	58,254	50,729	113,048	96,213
Accretion of environmental liabilities	2,407	2,602	4,796	5,304
Depreciation and amortization	26,936	22,105	52,396	44,779
Income from operations	51,884	71,923	91,626	95,542
Other income	2,868	2,708	5,767	3,154
Interest expense, net of interest income of $302 and $546 for the quarter and year-to-date ended 2011 and $165 and $267 for the quarter and year-to-date ended 2010, respectively	(10,642)	(7,646)	(17,120)	(14,574)
Income from continuing operations, before provision for income taxes	44,110	66,985	80,273	84,122
Provision for income taxes	14,954	11,468	28,387	18,557
Income from continuing operations	29,156	55,517	51,886	65,565
Income from discontinued operations, net of tax	—	2,412	—	2,794
Net income	$29,156	$57,929	$51,886	$68,359

Earnings per share:
Basic	$0.55	$1.10	$0.98	$1.30
Diluted	$0.55	$1.10	$0.97	$1.29

Weighted average common shares outstanding	52,939	52,581	52,869	52,542
Weighted average common shares outstanding plus potentially dilutive common shares	53,362	52,849	53,261	52,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$51,886	$68,359
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,396	44,779
Allowance for doubtful accounts	402	833
Amortization of deferred financing costs and debt discount	898	1,475
Accretion of environmental liabilities	4,796	5,304
Changes in environmental liability estimates	(773)	(3,893)
Deferred income taxes	819	388
Stock-based compensation	2,880	3,107
Excess tax benefit of stock-based compensation	(1,617)	(782)
Income tax benefit related to stock option exercises	1,617	777
Gains on sales of businesses	—	(2,678)
Other income	(2,413)	(3,154)
Environmental expenditures	(5,564)	(4,717)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	18,063	(61,294)
Other current assets	(5,252)	(20,868)
Accounts payable	(33,024)	48,411
Other current liabilities	(9,485)	21,270
Net cash from operating activities	75,629	97,317
Cash flows from investing activities:
Additions to property, plant and equipment	(65,460)	(35,490)
Acquisitions, net of cash acquired	(205,922)	(13,751)
Additions to intangible assets, including costs to obtain or renew permits	(1,066)	(2,192)
Proceeds from sales of marketable securities	388	2,575
Proceeds from sales of fixed assets and assets held for sale	4,891	15,594
Proceeds from insurance settlement	—	1,336
Proceeds from sale of long-term investments	—	1,300
Net cash used in investing activities	(267,169)	(30,628)
Cash flows from financing activities:
Change in uncashed checks	13,746	(3,600)
Proceeds from exercise of stock options	783	318
Remittance of shares, net	(1,807)	(113)
Proceeds from employee stock purchase plan	1,556	1,187
Deferred financing costs paid	(8,099)	(53)
Payments on capital leases	(3,316)	(1,752)
Distribution of cash earned on employee participation plan	(189)	(148)
Excess tax benefit of stock-based compensation	1,617	782
Issuance of senior secured notes, including premium	261,250	—
Net cash from financing activities	265,541	(3,379)
Effect of exchange rate change on cash	1,365	(1,556)
Increase in cash and cash equivalents	75,366	61,754
Cash and cash equivalents, beginning of period	302,210	233,546
Cash and cash equivalents, end of period	$377,576	$295,300

Supplemental information:

Cash payments for interest and income taxes:
Interest paid	$11,551	$13,572
Income taxes paid	26,545	10,845
Non-cash investing and financing activities:
Property, plant and equipment accrued	$24,586	$4,738
Assets acquired through capital lease	—	9,418
Issuance of acquisition-related common stock, net	—	1,015

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Shares Held Under			Accumulated
	Number of Shares	$ 0.01 Par Value	Treasury Stock	Employee Participation Plan	Additional Paid-in Capital	Comprehensive Income	Other Comprehensive Income	Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2011	52,772	$528	$(2,467)	$(777)	$488,384		$50,759	$244,400	$780,827
Net income	—	—	—	—	—	$51,886	—	51,886	51,886
Change in fair value of available for sale securities, net of taxes	—	—	—	—	—	(791)	(791)	—	(791)
Foreign currency translation	—	—	—	—	—	20,398	20,398	—	20,398
Total comprehensive income	—	—	—	—	—	$71,493	—	—	—
Stock-based compensation	168	—	—	—	2,899		—	—	2,899
Issuance of restricted shares, net of shares remitted	(42)	—	(1,807)	—	—		—	—	(1,807)
Exercise of stock options	40	2	—	—	781		—	—	783
Net tax benefit on exercise of stock options	—	—	—	—	1,617		—	—	1,617
Employee stock purchase plan	48	—	—	—	1,556		—	—	1,556
Balance at June 30, 2011	52,986	$530	$(4,274)	$(777)	$495,237		$70,366	$296,286	$857,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Current Report on Form 8-K filed on July 15, 2011.

On June 8, 2011, the Company’s Board of Directors authorized a two-for-one stock split of the Company’s common stock in the form of a stock dividend of one share for each outstanding share. The stock dividend was payable on July 26, 2011 to holders of record at the close of business on July 6, 2011. The stock split followed the approval, at the Company’s 2011 annual meeting of stockholders, of a proposal to increase the Company’s authorized shares of common stock from 40 million to 80 million. The stock split did not change the proportionate interest that a stockholder maintained in the Company. All share and per share information, including options, restricted and performance stock awards, stock option exercises, employee stock purchase plan purchases, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statements of income and stockholders’ equity, have been retroactively adjusted to reflect the two-for-one stock split. In addition, awards granted and weighted average fair value of awards granted in Note 12, “Stock-Based Compensation,” have also been retroactively adjusted.

During the quarter ended March 31, 2011, the Company re-aligned its management reporting structure. Under the new structure, the Company’s operations are managed in four segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment. Accordingly, the Company re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes. The Company has recast the segment information to conform to the current year presentation. See Note 14, “Segment Reporting.”

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

•                 Industrial Services — provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing, surface rentals and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities.

•                 Oil and Gas Field Services — provides fluid handling, fluid hauling, down hole servicing, surface rentals, exploration, mapping and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of the Company reflect the application of certain new or updated significant accounting policies as described below:

Property, Plant and Equipment (excluding landfill assets)

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Interest in the amount of $0.4 million and $0.2 million was capitalized to fixed assets during the six months ended June 30, 2011, and 2010, respectively. Depreciation and amortization expense was $42.0 million and $35.9 million for the six months ended June 30, 2011, and 2010, respectively.

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and building improvements
Buildings	30—40 years
Land, leasehold and building improvements	5—40 years
Camp equipment	12—15 years
Vehicles	3—12 years
Equipment
Capitalized software and computer equipment	3 years
Solar equipment	20 years
Containers and railcars	15—20 years
All other equipment	3—10 years
Furniture and fixtures	5—8 years

Land, leasehold and building improvements have a weighted average life of 9.3 years.

Camp equipment consists of industrial lodging facilities that are utilized in the Company’s Industrial Services segment to provide lodging services to companies in the refinery and petrochemical industries.

Solar equipment consists of a solar array that is used to provide electric power for a continuously operating groundwater decontamination pump and treatment system at a closed and capped landfill located in New Jersey. The solar array was installed and became operable during the second quarter of 2011.

The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. For the three and six months ended June 30, 2011, and 2010, the Company has not recorded impairment charges related to long-lived assets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates.  Unless otherwise discussed below, management believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows, or do not apply to the Company’s operations.

In 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 which provides additional guidance on the recognition of revenue from multiple element arrangements. ASU 2009-13 states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective for fiscal years beginning after June 15, 2010 and may be applied prospectively to new or materially modified arrangements after the effective date or retrospectively. The Company adopted ASU 2009-13 prospectively as of January 1, 2011 and although the adoption did not materially impact its financial condition, results of operations, or cash flow, this guidance may impact the Company’s determination of the separation of deliverables for future arrangements.

In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance will require a change in the presentation of the financial statements and will require retrospective application.  The Company will adopt this guidance as of January 2012 and has not determined which approach it will adopt.

(3) BUSINESS COMBINATIONS

Peak

On June 10, 2011, the Company acquired 100% of the outstanding common shares of Peak Energy Services Ltd. (“Peak”) (other than the 3.15% of Peak’s outstanding common shares which the Company already owned) in exchange for approximately CDN $158.7 million in cash (CDN $0.95 for each Peak share) and the assumption and payment of Peak net debt of approximately CDN $37.5 million. The total acquisition price, which includes the previous investment in Peak shares referred to above, was approximately CDN $200.2 million, or U.S. $205.1 million based on an exchange rate of 0.976057 CDN $ to one U.S. $ on June 10, 2011.

Peak is a diversified energy services corporation headquartered in Calgary, Alberta, operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada. Peak also provides water technology solutions to a variety of customers throughout North America. Peak employs approximately 900 people. Peak shares previously traded on the Toronto Stock Exchange under the symbol “PES.” The Company anticipates that this acquisition will expand its presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support. The Peak business has been integrated within the Oil and Gas Field Services and Industrial Services segments of the Company’s operations and reporting structure.

The following table summarizes the preliminary purchase price for Peak at the acquisition date (in thousands of U.S. dollars).

Cash paid for Peak common shares	$162,585
Fair value of previously owned common shares (1)	4,117
Peak net debt assumed (2)	38,431
Total estimated purchase price	$205,133

(1)            The Company previously owned a 3.15% interest in Peak which was recorded in marketable securities. On June 10, 2011, the Company acquired the remaining outstanding shares of Peak and as a result, the Company remeasured the fair value of its previously held common shares and recognized the resulting gain of $1.9 million in other income. The unrealized gain on the Peak investment was previously recorded in accumulated other comprehensive income. For this purpose, the fair value of the Company’s previous investment in Peak was deemed to be $4.1 million, calculated based on the closing price of Peak’s shares on the Toronto Stock Exchange on the date before the acquisition was publicly announced.

(2)   The outstanding Peak debt, net of $15.7 million of cash assumed, which consisted of three term loan facilities, was paid off on June 10, 2011.

Acquisition related costs of $0.6 million and $0.7 million were included in selling, general and administrative expenses in the Company’s consolidated statements of income for the three and six months ended June 30, 2011, respectively.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands). The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company’s acquisition accounting.  Final determination of the fair value may result in further adjustments to the values presented below.

Asset (Liability)
Current assets (i)	$45,797
Property, plant and equipment	149,344
Identifiable intangible assets	14,107
Other assets	8,800
Current liabilities	(27,717)
Other liabilities	(8,344)
Total identifiable net assets	$181,987
Goodwill (ii)	23,146
Total	$205,133

(i)                                     The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary fair value of $33.4 million. The gross amount due was $35.3 million.

(ii)                                  Goodwill, which is attributable to expected operating and cross-selling synergies, is not expected to be deductible for tax purposes. Goodwill of $9.3 million and $13.8 million has been recorded in the Oil and Gas Field Services and Industrial Services segments, respectively; however, the amount and the allocation are subject to change pending the finalization of the Company’s valuation.

The Company has determined that the separate disclosure of Peak’s earnings is impracticable for the three and six months ended June 30, 2011 due to the integration of Peak operations into the Company upon acquisition. Revenues attributable to Peak included in the Company’s consolidated statements of income for the three and six months ended June 30, 2011 were $9.6 million.

The following unaudited pro forma combined summary data presents information as if Peak had been acquired at the beginning of 2010 and assumes that there was nothing that is considered a material, non-recurring pro forma adjustment directly attributable to the acquisition. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Peak been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	Three months ended June 30,	Six months ended June 30,
	2010	2010

Pro forma combined revenues	$494,359	$881,916
Pro forma combined net income	$56,488	$69,148

Status of Proposed Acquisition of Badger

The Company entered on January 25, 2011 into a definitive agreement to acquire Badger Daylighting Ltd. (“Badger”), an Alberta corporation headquartered in Calgary, Alberta. Under the terms of the acquisition agreement, a condition to the respective obligations of each of the Company and Badger to complete the transaction was approval of the transaction by a required affirmative vote of at least 66 2/3 % of Badger’s shareholders and option holders voting on the matter. At a meeting held on April 26, 2011, the Badger shareholders and option holders failed to approve the transaction by the required vote. In accordance with the terms of the acquisition agreement, the Company terminated the agreement on April 26, 2011. The acquisition agreement provided that if the Company terminated the agreement because of a failure by the Badger shareholders and option holders to approve the transaction by the required vote, Badger was obligated to reimburse the Company’s out of pocket expenses incurred in connection with the proposed transaction including the financing thereof, up to a maximum of CDN $1.5 million. Based on a demand letter sent to Badger in May 2011, the Company received U.S. $1.1 million from Badger in June for reimbursement in accordance with this provision of the agreement.

(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of June 30, 2011, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of June 30, 2011 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time these securities are expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of June 30, 2011, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the $0.4 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity.

During the six months ended June 30, 2011 and 2010, the Company recorded an unrealized pre-tax loss of $0.1 million and a pre-tax gain of $0.1 million, respectively, on its auction rate securities, which was included in accumulated other comprehensive income. As of June 30, 2011, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011

Auction rate securities	$—	$—	$5,311	$5,311
Marketable securities	$128	$—	$—	$128

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Auction rate securities	$—	$—	$5,437	$5,437
Marketable securities	$3,174	$—	$—	$3,174

The decrease in marketable securities since December 31, 2010 was primarily due to the Peak acquisition on June 10, 2011. The Company previously owned a 3.15% interest in Peak which was recorded in marketable securities.

The following tables present the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010
Balance at April 1,	$5,379	$6,503
Sale of auction rate securities	—	(1,300)
Unrealized (losses) gains included in other comprehensive income	(68)	112
Balance at June 30,	$5,311	$5,315

	Six Months Ended June 30,
	2011	2010
Balance at January 1,	$5,437	$6,503
Sale of auction rate securities	—	(1,300)
Unrealized (losses) gains included in other comprehensive income	(126)	112
Balance at June 30,	$5,311	$5,315

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the six months ended June 30, 2011 were as follows (in thousands):

2011
Balance at January 1, 2011	$60,252
Acquired from acquisitions	27,062
Foreign currency translation	1,197
Balance at June 30, 2011	$88,511

The increase in goodwill during the six months ended June 30, 2011 was primarily attributed to the acquisition of Peak.  The goodwill related to Peak includes estimates that are subject to change based upon final fair value determinations. Below is a summary of amortizable other intangible assets (in thousands):

	June 30, 2011				December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$105,748	$44,464	$61,284	17.7	$103,493	$42,430	$61,063	15.9

Customer relationships	69,781	14,008	55,773	7.0	58,322	10,418	47,904	8.0

Other intangible assets	18,574	8,563	10,011	4.1	13,218	7,785	5,433	3.5

	$194,103	$67,035	$127,068	9.4	$175,033	$60,633	$114,400	9.7

The aggregate amortization expense for the three and six months ended June 30, 2011 was $2.9 million and $5.8 million, respectively.

The increase in customer relationships and other intangible assets was primarily attributed to the acquisition of Peak. Amounts are provisional and subject to change upon completion of final valuations. The total amounts assigned and the weighted average amortization period by major intangible asset classes as it relates to the Peak acquisition are as follows:

	Total Amount Assigned	Weighted Average Amortization Period (in years)
Customer relationships	$10,020	5.3
Other intangibles	4,258	6.0
	$14,278	5.0

Below is the expected future amortization for the net carrying amount of finite lived intangible assets at June 30, 2011 (in thousands):

Years Ending December 31,	Expected Amortization
2011 (six months)	$8,607
2012	14,076
2013	13,246
2014	12,597
2015	12,047
Thereafter	66,495
$127,068

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Insurance	$20,852	$19,736
Interest	15,149	7,826
Accrued disposal costs	2,123	2,173
Accrued compensation and benefits	39,115	44,545
Income, real estate, sales and other taxes	16,776	19,529
Other	24,701	22,280
	$118,716	$116,089

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the six months ended June 30, 2011 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2011	$29,756	$8,923	$38,679
New asset retirement obligations	1,169	—	1,169
Accretion	1,100	554	1,654
Changes in estimates recorded to statement of income	(400)	29	(371)
Other changes in estimates recorded to balance sheet	(4,681)	121	(4,560)
Settlement of obligations	(1,467)	(306)	(1,773)
Currency translation and other	91	19	110
Balance at June 30, 2011	$25,568	$9,340	$34,908

All of the landfill facilities included in the above were active as of June 30, 2011.

New asset retirement obligations incurred in 2011 are being discounted at the credit-adjusted risk-free rate of 8.79% and inflated at a rate of 1.01%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the six months ended June 30, 2011 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2011	$5,511	$82,354	$49,748	$137,613
Accretion	134	1,888	1,120	3,142
Changes in estimates recorded to statement of income	(8)	271	(665)	(402)
Settlement of obligations	(31)	(1,801)	(1,959)	(3,791)
Currency translation and other	96	6	508	610
Balance at June 30, 2011	$5,702	$82,718	$48,752	$137,172

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2011	December 31, 2010

Senior secured notes, at 7.625%, due August 15, 2016	$520,000	$270,000
Revolving credit facility, due May 31, 2016	—	—
Unamortized notes premium and discount, net	4,994	(5,993)
Long-term obligations	$524,994	$264,007

On May 31, 2011, the Company increased its previous $120.0 million revolving credit facility to a $250.0 million revolving credit facility (described below).

As of December 31, 2010, the Company had outstanding $270.0 million aggregate principal amount of 7.625% senior secured notes due 2016.  On March 24, 2011, the Company issued an additional $250.0 million aggregate principal amount of such notes (the “new notes”).  Under the purchase agreement, the new notes were priced for purposes of resale at 104.5% of the aggregate principal amount, representing an effective yield to maturity of 6.132%. In addition to such 104.5% purchase price, the purchase price paid to the Company for the new notes also included interest accrued on the new notes from and including February 15, 2011. The net proceeds from the issuance and sale of the new notes, after deducting the initial purchasers’ discount and estimated other transaction expenses, were approximately $255.6 million.

The new notes and the $270.0 million of notes issued on the initial issue date are treated as a single class for all purposes including, without limitation, waivers, amendments, redemptions and other offers to purchase. The new notes and the notes issued on the initial issue date are referred to in this report collectively as the “notes” or the “senior secured notes.”

The principal terms of the notes are as follows:

Senior Secured Notes.  The notes will mature on August 15, 2016.  The notes bear interest at a rate of 7.625% per annum. Interest is payable semi-annually on February 15 and August 15 of each year. The notes were issued pursuant to an indenture dated as of August 14, 2009 (as supplemented from time to time, the “indenture”) among the Company, as issuer, the Company’s domestic subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and notes collateral agent.

The fair value of the Company’s currently outstanding notes is based on quoted market prices and was $538.3 million at June 30, 2011 and $278.3 million at December 31, 2010.

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

In connection with the issuance of the new notes, the Company and the guarantors entered into a registration rights agreement dated March 24, 2011, with the initial purchasers. Under such agreement, the Company and the guarantors were required to file with the SEC an exchange offer registration statement and use reasonable best efforts to cause the exchange offer to be consummated within 180 days following the sale of the new notes, thereby enabling holders to exchange the new notes for registered notes with terms substantially identical to the terms of the new notes. Under specified circumstances, including if the exchange offer would not be permitted by applicable law or SEC policy, the registration rights agreement would require that the Company and the guarantors file a shelf registration statement and use reasonable best efforts to have such registration statement declared effective within 90 days following the event giving rise to the requirement to file the shelf registration statement for the resale of the new notes. If the Company and the guarantors should default on their registration obligations under the registration rights agreement, additional interest (referred to as special interest), up to a maximum amount of 1.0% per annum, would become payable on the new notes until all such registration defaults are cured. The Company filed on July 15, 2011 an exchange offer registration statement, which the SEC made effective on July 27, 2011. The Company commenced the exchange offer on August 1, 2011, and the exchange offer is now scheduled to be consummated on or about August 30, 2011.

Revolving Credit Facility. On May 31, 2011, the Company entered into an amendment and restatement of the previously existing revolving credit facility with Bank of America, N.A. (“BofA”), as agent for the lenders under the facility.  The principal changes to the terms of the facility were to:

(i) increase the maximum amount of borrowings and letters of credit which the Company may obtain under the facility from $120.0 million to $150.0 million (with a $140.0 million sub-limit for letters of credit);

(ii) add one of the Company’s Canadian subsidiaries (the “Canadian Borrower”) as a party to the facility and allow the Canadian Borrower to obtain up to $100.0 million of borrowings and letters of credit (with a $75.0 million sub-limit for letters of credit), with the obligations of the Canadian Borrower under the facility secured by a first lien on the accounts receivable of the  Canadian Borrower and the Company’s other Canadian subsidiaries, and the Company and its U.S. subsidiaries guaranteeing the obligations of the Canadian Borrower but the Canadian Borrower and the Company’s other Canadian subsidiaries having no guarantee or other responsibility for the obligations of the Company or its U.S. subsidiaries under the facility;

(iii) reduce the interest rate on borrowings under the facility, in the case of LIBOR loans, from LIBOR plus an applicable margin ranging (based on the level of the Company’s fixed charge coverage ratio for the most recently completed four fiscal quarter measurement period) from 2.25% to 2.75% per annum to LIBOR plus an applicable margin ranging from 1.75% to 2.25% per annum and, in the case of base rate loans, from BofA’s base rate plus an applicable margin ranging from 1.25% to 1.75% per annum to BofA’s base rate plus an applicable margin ranging from 0.75% to 1.25% per annum; and

(iv)  extend the term of the facility so that it will expire on the first to occur of (a) May 31, 2016 or (b) 60 days prior to the maturity of the Company’s outstanding senior secured notes on August 15, 2016 if the notes have not by then been refinanced, defeased or reserved against the borrowing base on terms reasonably acceptable to the agent under the amended and restated credit agreement.

The financing arrangements and principal terms of the revolving credit facility are discussed further in the Company’s Current Report on Form 8-K filed on July 15, 2011. There have been no material changes in such terms other than those noted above during the first six months of 2011.

(10) INCOME TAXES

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and six months ended June 30, 2011 was 33.9 percent and 35.4 percent, respectively, compared to 17.7 percent and 22.4 percent, respectively, for the same periods in 2010. The increase in the effective tax rate for the six months ended June 30, 2011 was primarily attributable to the decrease in unrecognized tax benefits recorded in the second quarter of 2010. Excluding this discrete item, the rate decreased by 2.4%

as compared to the six months ended June 30, 2010, primarily due to the increased profits attributable to Canada, which has a lower corporate income tax rate as compared to the United States, and the recording of an energy investment tax credit for a solar energy project placed in service.

As of June 30, 2011, the Company’s unrecognized tax benefits and related reserves were $67.5 million, which included $21.3 million of interest and $6.6 million of penalties. As of December 31, 2010, the Company’s unrecognized tax benefits and related reserves were $65.9 million, which included $19.7 million of interest and $6.5 million of penalties.

Due to expiring statute of limitation periods, the Company anticipates that total unrecognized tax benefits and related reserves, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $6.3 million within the next twelve months.  The $6.3 million (which includes interest and penalties of $2.7 million) is primarily related to a historical Canadian business combination and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$29,156	$55,517	$51,886	$65,565
Income from discontinued operations	—	2,412	—	2,794
Net income	$29,156	$57,929	$51,886	$68,359

Denominator:
Basic shares outstanding	52,939	52,581	52,869	52,542
Dilutive effect of equity-based compensation awards	423	268	392	254
Dilutive shares outstanding	53,362	52,849	53,261	52,796

Basic earnings per share:
Income from continuing operations	$0.55	$1.05	$0.98	$1.25
Income from discontinued operations, net of tax	—	0.05	—	0.05
Net income	$0.55	$1.10	$0.98	$1.30
Diluted earnings per share:
Income from continuing operations	$0.55	$1.05	$0.97	$1.24
Income from discontinued operations, net of tax	—	0.05	—	0.05
Net income	$0.55	$1.10	$0.97	$1.29

All shares and per share amounts included in the above table have been adjusted for the two-for-one stock split discussed in Note 1, “Basis of Presentation.” For the three- and six-month periods ended June 30, 2011, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the above calculations except as follows. For the three- and six-month periods ended June 30, 2011, the above calculation excluded the dilutive effects of 70 thousand outstanding performance stock awards for which the performance criteria were not attained at that time.  For the three- and six-month periods ended June 30, 2010, the above calculation excluded the dilutive effects of 294 thousand outstanding performance stock awards for which the performance criteria were not attained at that time and 36 thousand options that were not then in-the-money.

(12) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three- and six-month periods ended June 30, 2011, as well as the related weighted-average grant-date fair values:

	Three and Six Months Ended June 30, 2011
	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards	154,214	$48.43
Performance stock awards	69,948	$48.13
Total awards	224,162

All shares and weighted-average grant date fair values included in the above table have been adjusted for the two-for-one stock split discussed in Note 1, “Basis of Presentation.” Certain performance stock awards granted in June 2011 are subject to both achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions.  As of June 30, 2011, based on year-to-date results of operations, management did not believe that it was probable that the performance targets, which must be attained by December 31, 2012, would be achieved and as a result, no expense was recorded during the three and six months ended June 30, 2011 related to the 2011 performance stock awards.

(13) COMMITMENTS AND CONTINGENCIES

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

At June 30, 2011 and December 31, 2010, the Company had recorded reserves of $29.6 million and $29.7 million, respectively, in the Company’s financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2011 and December 31, 2010, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.7 million and $2.8 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2011, the $29.6 million of reserves consisted of (i) $27.5 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $2.1 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of June 30, 2011, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2011, were as follows:

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At June 30, 2011 and December 31, 2010, the Company had accrued $14.3 million and $13.5 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The increase resulted primarily from a foreign exchange rate adjustment due to the strengthening of the Canadian dollar and interest accretion.

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

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 60 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 12 are currently requiring expenditures on remediation, ten are now settled, and 13 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and one of the Listed Third Party Sites (the Casmalia sites) are further described below. There are also two third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities; one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other third party site as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At June 30, 2011 and December 31, 2010, the amount of the Company’s reserves relating to the Marine Shale site was $3.8 million.

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

Federal and State Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2011 and December 31, 2010, there were two and three proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. During the second quarter, the Company resolved one matter involving one of its operating subsidiaries with no impact to the Company’s financial results of operations.  The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

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

(14) SEGMENT REPORTING

During the quarter ended March 31, 2011, the Company re-aligned its management reporting structure. Under the new structure, the Company’s operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, the Company re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  The Company has recast the segment information to conform to the current year presentation.

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

The following table reconciles third party revenues to direct revenues for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended June 30, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$202,330	$72,615	$111,376	$60,617	$297	$447,235
Intersegment revenues, net	4,210	(5,623)	(1,087)	2,964	(464)	—
Direct revenues	$206,540	$66,992	$110,289	$63,581	$(167)	$447,235

	For the Three Months Ended June 30, 2010
	Technical Services	Field Services (1)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$167,409	$162,723	$98,804	$42,663	$40	$471,639
Intersegment revenues, net	7,137	(9,086)	(405)	2,715	(361)	—
Direct revenues	$174,546	$153,637	$98,399	$45,378	$(321)	$471,639

	For the Six Months Ended June 30, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$387,777	$134,874	$219,959	$139,251	$336	$882,197
Intersegment revenues, net	9,351	(9,574)	(3,960)	5,157	(974)	—
Direct revenues	$397,128	$125,300	$215,999	$144,408	$(638)	$882,197

	For the Six Months Ended June 30, 2010
	Technical Services	Field Services (1)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$320,936	$213,376	$191,124	$101,163	$(64)	$826,535
Intersegment revenues, net	12,076	(13,263)	(1,631)	3,622	(804)	—
Direct revenues	$333,012	$200,113	$189,493	$104,785	$(868)	$826,535

(1)          During the three and six months ended June 30, 2010, third party revenues for the Field Services segment included revenues associated with the oil spill response efforts in the Gulf of Mexico of $108.6 million.

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Adjusted EBITDA:
Technical Services	$59,614	$44,385	$104,951	$77,565
Field Services	12,515	41,603	18,846	46,634
Industrial Services	25,862	24,122	49,205	43,982
Oil and Gas Field Services	8,427	5,966	23,092	17,462
Corporate Items	(25,191)	(19,446)	(47,276)	(40,018)
Total	$81,227	$96,630	$148,818	$145,625

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,407	$2,602	$4,796	$5,304
Depreciation and amortization	26,936	22,105	52,396	44,779
Income from operations	51,884	71,923	91,626	95,542
Other income	(2,868)	(2,708)	(5,767)	(3,154)
Interest expense, net of interest income	10,642	7,646	17,120	14,574
Income from continuing operations before provision for income taxes	$44,110	$66,985	$80,273	$84,122

The following table presents assets by reported segment and in the aggregate (in thousands):

	June 30, 2011	December 31, 2010
Property, plant and equipment, net
Technical Services	$266,968	$259,582
Field Services	34,821	32,311
Industrial Services	221,852	180,781
Oil and Gas Field Services	283,384	151,244
Corporate or other assets	41,251	31,476
Total property, plant and equipment, net	$848,276	$655,394
Intangible assets:
Technical Services
Goodwill	$33,654	$33,448
Permits and other intangibles, net	65,089	66,075
Total Technical Services	98,743	99,523
Field Services
Goodwill	3,088	3,088
Permits and other intangibles, net	3,491	3,651
Total Field Services	6,579	6,739
Industrial Services
Goodwill	28,583	10,934
Permits and other intangibles, net	18,147	17,906
Total Industrial Services	46,730	28,840
Oil and Gas Field Services
Goodwill	23,186	12,782
Permits and other intangibles, net	40,341	26,768
Total Oil and Gas Field Services	63,527	39,550
Total	$215,579	$174,652

The following table presents the total assets by reported segment (in thousands):

	June 30, 2011	December 31, 2010
Technical Services	$529,173	$525,286
Field Services	44,494	35,253
Industrial Services	279,602	221,472
Oil and Gas Field Services	419,870	272,479
Corporate Items	691,941	547,985
Total	$1,965,080	$1,602,475

The following table presents the total assets by geographical area (in thousands):

	June 30, 2011	December 31, 2010
United States	$1,060,846	$933,550
Canada	899,986	664,534
Other foreign	4,248	4,391
Total	$1,965,080	$1,602,475

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

As of December 31, 2010, the Company had outstanding $270.0 million aggregate principal amount of 7.625% senior secured notes due 2016 issued by the parent company, Clean Harbors, Inc., and on March 24, 2011, the parent company issued an additional $250.0 million aggregate principal amount of such notes.  The combined $520.0 million of the parent’s senior secured notes outstanding at June 30, 2011 is guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.  The parent’s notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at June 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$196,896	$118,563	$62,117	$—	$377,576
Intercompany receivables	358,947	—	—	(358,947)	—
Other current assets	16,322	270,797	201,677	—	488,796
Property, plant and equipment, net	—	337,544	510,732	—	848,276
Investments in subsidiaries	900,630	354,556	154,525	(1,409,711)	—
Intercompany debt receivable	—	480,525	3,701	(484,226)	—
Other long-term assets	14,660	86,969	148,803	—	250,432
Total assets	$1,487,455	$1,648,954	$1,081,555	$(2,252,884)	$1,965,080
Liabilities and Stockholders’ Equity:
Current liabilities	$37,492	$164,082	$123,856	$—	$325,430
Intercompany payables	—	206,330	152,617	(358,947)	—
Closure, post-closure and remedial liabilities, net	—	134,710	21,744	—	156,454
Long-term obligations	524,994	—	—	—	524,994
Capital lease obligations, net	—	744	8,365	—	9,109
Intercompany debt payable	3,701	—	480,525	(484,226)	—
Other long-term liabilities	63,900	6,676	21,149	—	91,725
Total liabilities	630,087	512,542	808,256	(843,173)	1,107,712
Stockholders’ equity	857,368	1,136,412	273,299	(1,409,711)	857,368
Total liabilities and stockholders’ equity	$1,487,455	$1,648,954	$1,081,555	$(2,252,884)	$1,965,080

Following is the condensed consolidating balance sheet at December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$100,476	$124,582	$77,152	$—	$302,210
Intercompany receivables	371,559	—	—	(371,559)	—
Other current assets	15,521	279,895	154,911	—	450,327
Property, plant and equipment, net	—	302,028	353,366	—	655,394
Investments in subsidiaries	628,723	259,294	91,654	(979,671)	—
Intercompany debt receivable	—	368,804	3,701	(372,505)	—
Other long-term assets	7,768	87,888	98,888	—	194,544
Total assets	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475
Liabilities and Stockholders’ Equity:
Current liabilities	$13,935	$201,384	$90,965	$—	$306,284
Intercompany payables	—	222,750	148,809	(371,559)	—
Closure, post-closure and remedial liabilities, net	—	141,280	20,494	—	161,774
Long-term obligations	264,007	—	—	—	264,007
Capital lease obligations, net	—	249	6,590	—	6,839
Intercompany debt payable	3,701	—	368,804	(372,505)	—
Other long-term liabilities	61,577	2,531	18,636	—	82,744
Total liabilities	343,220	568,194	654,298	(744,064)	821,648
Stockholders’ equity	780,827	854,297	125,374	(979,671)	780,827
Total liabilities and stockholders’ equity	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475

Following is the consolidating statement of income for the three months ended June 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$263,194	$189,238	$(5,197)	$447,235
Cost of revenues (exclusive of items shown separately below)	—	178,057	134,894	(5,197)	307,754
Selling, general and administrative expenses	8	38,621	19,625	—	58,254
Accretion of environmental liabilities	—	2,090	317	—	2,407
Depreciation and amortization	—	12,693	14,243	—	26,936
Income from operations	(8)	31,733	20,159	—	51,884
Other income	—	394	2,474	—	2,868
Interest (expense) income	(10,630)	5	(17)	—	(10,642)
Equity in earnings of subsidiaries	43,534	24,411	—	(67,945)	—
Intercompany dividend income (expense)	—	—	3,537	(3,537)	—
Intercompany interest income (expense)	—	8,970	(8,970)	—	—
Income from operations before provision for income taxes	32,896	65,513	17,183	(71,482)	44,110
Provision for income taxes	3,740	6,849	4,365	—	14,954
Net income (loss)	$29,156	$58,664	$12,818	$(71,482)	$29,156

Following is the consolidating statement of income for the three months ended June 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$322,580	$147,607	$1,452	$471,639
Cost of revenues (exclusive of items shown separately below)	—	214,558	108,270	1,452	324,280
Selling, general and administrative expenses	25	36,973	13,731	—	50,729
Accretion of environmental liabilities	—	2,320	282	—	2,602
Depreciation and amortization	—	11,478	10,627	—	22,105
Income from operations	(25)	57,251	14,697	—	71,923
Other income	—	38	2,670	—	2,708
Interest (expense) income	(7,229)	36	(453)	—	(7,646)
Equity in earnings of subsidiaries	74,197	22,155	—	(96,352)	—
Intercompany dividend income (expense)	—	—	3,326	(3,326)	—
Intercompany interest income (expense)	—	8,329	(8,329)	—	—
Income from continuing operations before provision for income taxes	66,943	87,809	11,911	(99,678)	66,985
Provision for income taxes	9,014	12,060	(9,606)	—	11,468
Income from continuing operations	57,929	75,749	21,517	(99,678)	55,517
Income from discontinued operations, net of tax	—	—	2,412	—	2,412
Net income	$57,929	$75,749	$23,929	$(99,678)	$57,929

Following is the consolidating statement of income for the six months ended June 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$511,561	$382,026	$(11,390)	$882,197
Cost of revenues (exclusive of items shown separately below)	—	353,495	278,226	(11,390)	620,331
Selling, general and administrative expenses	50	74,732	38,266	—	113,048
Accretion of environmental liabilities	—	4,177	619	—	4,796
Depreciation and amortization	—	25,691	26,705	—	52,396
Income from operations	(50)	53,466	38,210	—	91,626
Other income	—	3,730	2,037	—	5,767
Interest (expense) income	(17,306)	173	13	—	(17,120)
Equity in earnings of subsidiaries	76,865	31,712	—	(108,577)	—
Intercompany dividend income (expense)	—	—	6,993	(6,993)	—
Intercompany interest income (expense)	—	17,700	(17,700)	—	—
Income from operations before provision for income taxes	59,509	106,781	29,553	(115,570)	80,273
Provision for income taxes	7,623	13,176	7,588	—	28,387
Net income	$51,886	$93,605	$21,965	$(115,570)	$51,886

Following is the consolidating statement of income for the six months ended June 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$523,423	$306,928	$(3,816)	$826,535
Cost of revenues (exclusive of items shown separately below)	—	361,408	227,105	(3,816)	584,697
Selling, general and administrative expenses	50	69,044	27,119	—	96,213
Accretion of environmental liabilities	—	4,740	564	—	5,304
Depreciation and amortization	—	23,527	21,252	—	44,779
Income from operations	(50)	64,704	30,888	—	95,542
Other income	—	314	2,840	—	3,154
Interest (expense) income	(14,472)	49	(151)	—	(14,574)
Equity in earnings of subsidiaries	93,215	26,816	—	(120,031)	—
Intercompany dividend income (expense)	—	—	6,612	(6,612)	—
Intercompany interest income (expense)	—	16,207	(16,207)	—	—
Income from continuing operations before provision for income taxes	78,693	108,090	23,982	(126,643)	84,122
Provision for income taxes	10,334	14,364	(6,141)	—	18,557
Income from continuing operations	68,359	93,726	30,123	(126,643)	65,565
Income from discontinued operations, net of tax	—	—	2,794	—	2,794
Net income	$68,359	$93,726	$32,917	$(126,643)	$68,359

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$4,474	$28,763	$42,392	$75,629
Cash flows from investing activities:
Additions to property, plant and equipment	—	(40,991)	(24,469)	(65,460)
Acquisitions, net of cash acquired	—	—	(205,922)	(205,922)
Costs to obtain or renew permits		(298)	(768)	(1,066)
Proceeds from sales of fixed assets	—	361	4,530	4,891
Proceeds from sales of marketable securities	—	—	388	388
Investment in subsidiaries	(173,540)	115,784	57,756	—
Net cash from investing activities	(173,540)	74,856	(168,485)	(267,169)

Cash flows from financing activities:
Change in uncashed checks	—	11,329	2,417	13,746
Proceeds from exercise of stock options	783	—	—	783
Proceeds from employee stock purchase plan	1,556	—	—	1,556
Remittance of shares, net	(1,807)	—	—	(1,807)
Excess tax benefit of stock-based compensation	1,617	—	—	1,617
Deferred financing costs paid	(8,099)	—	—	(8,099)
Payments on capital leases	—	(318)	(2,998)	(3,316)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250	—	—	261,250
Dividends (paid) / received	10,186	(24,306)	14,120	—
Interest (payments) / received	—	24,132	(24,132)	—
Intercompany debt	—	(120,475)	120,475	—
Net cash from financing activities	265,486	(109,638)	109,693	265,541
Effect of exchange rate change on cash	—	—	1,365	1,365
Increase in cash and cash equivalents	96,420	(6,019)	(15,035)	75,366
Cash and cash equivalents, beginning of period	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of period	$196,896	$118,563	$62,117	$377,576

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(155)	$65,613	$31,859	$97,317
Cash flows from investing activities:
Additions to property, plant and equipment	—	(17,535)	(17,955)	(35,490)
Acquisitions, net of cash acquired	—	(13,751)	—	(13,751)
Costs to obtain or renew permits	—	(946)	(1,246)	(2,192)
Proceeds from sale of fixed assets and assets held for sale	—	930	14,664	15,594
Proceeds from sale of marketable securities	—	—	2,575	2,575
Proceeds from sale of long-term investments	—	1,300	—	1,300
Proceeds from insurance settlement	—	—	1,336	1,336
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(236,700)	206,698	(626)	(30,628)

Cash flows from financing activities:
Change in uncashed checks	—	(1,317)	(2,283)	(3,600)
Proceeds from exercise of stock options	318	—	—	318
Proceeds from employee stock purchase plan	1,187	—	—	1,187
Remittance of shares, net	(113)	—	—	(113)
Excess tax benefit of stock-based compensation	782	—	—	782
Deferred financing costs paid	(53)	—	—	(53)
Payments of capital leases	—	(79)	(1,673)	(1,752)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	9,136	(9,136)	—
Intercompany debt	236,700	(236,700)	—	—
Net cash from financing activities	238,821	(228,960)	(13,240)	(3,379)
Effect of exchange rate change on cash	—	—	(1,556)	(1,556)
Increase in cash and cash equivalents	1,966	43,351	16,437	61,754
Cash and cash equivalents, beginning of period	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of period	$143,304	$93,759	$58,237	$295,300

(16) ADDITIONAL ACQUISITIONS

On July 29, 2011, the Company acquired from Logan International Inc. and certain of its subsidiaries substantially all of the assets of Logan’s Destiny Resource Services (“Destiny”) division. Destiny is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States.  The purchase price was approximately CDN $38 million in cash, subject to a post-closing adjustment based upon an assumed target amount of working capital.  Acquisition related costs of $0.1 million were included in selling, general and administrative expenses in the Company’s consolidated statements of income for both the three and six months ended June 30, 2011.  The Company acquired Destiny to expand its growing Oil and Gas Field Services segment and expects Destiny to enhance the Company’s service offerings to its customers and its reputation as a leading provider of comprehensive field services for the oil and gas sectors. The Company is in the process of performing its acquisition accounting.

On May 31 and July 29, 2011, respectively, the Company signed an agreement to acquire all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States and an agreement to acquire all of the outstanding stock of a privately owned Canadian company which manufactures products relating to the Company’s lodging business. The combined purchase price for both such companies under such agreements is approximately U.S. $100 million. Each such proposed acquisition is subject to customary closing conditions, and no assurance can be given that either or both of such proposed acquisitions will be consummated.

The Company funded the acquisition of Destiny on July 29, 2011, and plans to the fund the acquisition of the two additional private companies described in the preceding paragraph, using a portion of the Company’s available cash at June 30, 2011.

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

During the quarter ended March 31, 2011, we re-aligned our management reporting structure. Under the new structure, our operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, we re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  This new structure reflects the way management makes operating decisions and manages the growth and profitability of the business.  The amounts presented for the three and six months ended June 30, 2010 have been recast to reflect the impact of such changes.  Under the new structure, the four operating segments consist of:

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

•                 Industrial Services — provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing, surface rentals and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities.

•                 Oil and Gas Field Services — provides fluid handling, fluid hauling, down hole servicing, surface rentals, exploration, mapping and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Technical Services and Field Services are included as part of Clean Harbors Environmental Services, and Industrial Services and Oil and Gas Field Services are included as part of Clean Harbors Energy and Industrial Services.

Overview

During the second quarter of 2011, we completed the acquisition of Peak Energy Services Ltd. (“Peak”) and integrated the Peak operations with our existing systems and processes. Peak is a diversified energy services organization headquartered in Calgary, Alberta, operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada.  Peak also provides water technology solutions to a variety of customers throughout North America. Peak employs approximately 900 people. We anticipate that this acquisition will expand our presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support. The Peak business has been integrated within the Oil and Gas Field Services and Industrial Services segments of our operations and reporting structure.

We acquired 100% of Peak’s outstanding common shares (other than the 3.15% of Peak’s outstanding common shares which we already owned) in exchange for approximately CDN $158.7 million in cash (CDN $0.95 for each Peak share), and the assumption and payment of Peak net debt of approximately CDN $37.5 million. The total acquisition price, which includes the previous investment in Peak shares referred to above, was approximately CDN $200.2 million or U.S. $205.1 million based on an exchange rate of 0.976057 CDN $ to one U.S. $ on June 10, 2011.

During the three months ended June 30, 2011, our revenues were $447.2 million, compared with $471.6 million during the three months ended June 30, 2010.  Revenue for the three months ended June 30, 2010 included our emergency response efforts in the Gulf of Mexico of $108.6 million. The year-over-year revenue growth, exclusive of the oil spill project work at the Gulf, was driven by broad-based growth across all of our segments.  Our revenues were also favorably impacted by $9.1 million due to the strengthening of the Canadian dollar.

Our Technical Services revenues accounted for 46% of our total revenues for the three months ended June 30, 2011.  The year-over-year increase in revenues of more than 18% was primarily due to revenue growth at our incinerators, treatment, storage and disposal facilities, and landfills.  The utilization rate at our incinerators was more than 92% with strong contributions from both our U.S. and Canadian facilities.  Landfill volumes increased 7% year-over-year.

Our Field Services revenues accounted for 15% of our total revenues for the three months ended June 30, 2011. Exclusive of the Gulf oil spill project revenues generated during the three months ended June 30, 2010, the year-over-year increase in Field Services revenues of more than 20% resulted primarily from a steady stream of large-scale project work.

Our Industrial Services revenues accounted for 25% of our total revenues for the three months ended June 30, 2011. The year-over-year increase in revenue of 12% was primarily due to work performed for an unplanned shutdown at one of our customer’s sites, continued investment in the oil sands region of Canada, incremental revenues from refinery turnaround work, revenues associated with the Peak acquisition and high utilization rates at the camps in our lodging business.

Our Oil and Gas Field Services revenues accounted for 14% of our total revenues for the three months ended June 30, 2011. The year-over-year increase of 40% was primarily due to contributions from the acquisition of Peak and continued investments in U.S. gas and oil production resulting in increased demand for our services.

Our cost of revenues decreased from $324.3 million in the second quarter of 2010 to $307.8 million in the second quarter of 2011.  The second quarter of 2010 included $65.5 million of costs associated with the Gulf oil spill project.   Exclusive of those oil spill costs, our cost of revenues increased primarily because of our increased revenues.  Our gross profit margin was 31.2% for both the three months ended June 30, 2011 and 2010.   Margins in the quarter benefited from the successful implementation of pricing initiatives and tightly managed overall costs.  In addition, we were effective at passing through higher fuel expenses in the current quarter.

During the three months ended June 30, 2011, our net income was also affected by the following:

•                  A $1.9 million gain on remeasurement of marketable securities recorded as a result of the Peak acquisition. We previously owned a 3.15% interest in Peak which was recorded in marketable securities. On June 10, 2011, we acquired the remaining outstanding shares of Peak and as a result, we remeasured the fair value of the previously held common shares and recognized the resulting gain in other income. The unrealized gain on the Peak investment was previously recorded in accumulated other comprehensive income.

•                  An effective tax rate for the current quarter of 33.9%, compared with 17.7% for the same period last year. The increase in the effective tax rate was primarily attributable to the decrease in unrecognized tax benefits recorded in the second quarter of 2010.  Excluding this decrease, the rate decreased 3.2% as compared to the three months ended June 30, 2010, primarily due to the recording of an energy investment tax credit for a solar energy project placed in service and the increased profits attributable to Canada, which has a lower corporate income tax rate as compared to the United States.

Environmental Liabilities

We have accrued environmental liabilities as of June 30, 2011, of approximately $172.1 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the six months ended June 30, 2011, of $0.8 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general and administrative costs.  During the six months ended June 30, 2011, a benefit of approximately $0.4 million was recorded in cost of revenues and a benefit of approximately $0.4 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our consolidated financial statements included in Item 1 of this report.

Results of Operations

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” of our Annual Report on Form 10-K for the year ended December 31, 2010, Item 8, “Financial Statements and Supplementary Data,” included in our Current Report on Form 8-K filed on July 15, 2011 and Item 1, “Financial Statements,” in this report.

	Percentage of Total Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	68.8	68.8	70.3	70.8
Selling, general and administrative expenses	13.1	10.7	12.8	11.6
Accretion of environmental liabilities	0.5	0.6	0.6	0.6
Depreciation and amortization	6.0	4.7	5.9	5.4
Income from operations	11.6	15.2	10.4	11.6
Other income	0.6	0.6	0.6	0.4
Interest expense, net of interest income	(2.4)	(1.6)	(1.9)	(1.8)
Income from continuing operations before provision for income taxes	9.8	14.2	9.1	10.2
Provision for income taxes	3.3	2.4	3.2	2.2
Income from continuing operations	6.5	11.8	5.9	8.0
Income from discontinued operations, net of tax	—	0.5	—	0.3
Net income	6.5%	12.3%	5.9%	8.3%

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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$29,156	$57,929	$51,886	$68,359
Accretion of environmental liabilities	2,407	2,602	4,796	5,304
Depreciation and amortization	26,936	22,105	52,396	44,779
Other income	(2,868)	(2,708)	(5,767)	(3,154)
Interest expense, net	10,642	7,646	17,120	14,574
Provision for income taxes	14,954	11,468	28,387	18,557
Income from discontinued operations, net of tax	—	(2,412)	—	(2,794)
Adjusted EBITDA	$81,227	$96,630	$148,818	$145,625

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Six Months Ended June 30,
	2011	2010
Adjusted EBITDA	$148,818	$145,625
Interest expense, net	(17,120)	(14,574)
Provision for income taxes	(28,387)	(18,557)
Income from discontinued operations, net of tax	—	2,794
Allowance for doubtful accounts	402	833
Amortization of deferred financing costs and debt discount	898	1,475
Change in environmental liability estimates	(773)	(3,893)
Deferred income taxes	819	388
Stock-based compensation	2,880	3,107
Excess tax benefit of stock-based compensation	(1,617)	(782)
Income tax benefits related to stock option exercises	1,617	777
Eminent domain compensation	3,354	—
Gain on sales of businesses	—	(2,678)
Environmental expenditures	(5,564)	(4,717)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	18,063	(61,294)
Other current assets	(5,252)	(20,868)
Accounts payable	(33,024)	48,411
Other current liabilities	(9,485)	21,270
Net cash from operating activities	$75,629	$97,317

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three and six months ended June 30, 2011 and 2010 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes made in the first quarter of 2011 in how we manage our business. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 8, “Financial Statements and Supplementary Data,” and in particular Note 16, “Segment

Reporting,” included in our Current Report on Form 8-K filed on July 15, 2011 and Item 1, “Financial Statements” and in particular Note 14, “Segment Reporting,” in this report.

Three months ended June 30, 2011 versus the three months ended June 30, 2010

	Summary of Operations (in thousands)
	For the Three Months Ended June 30,
			$	%
	2011	2010	Change	Change

Direct Revenues:
Technical Services	$206,540	$174,546	$31,994	18.3%
Field Services	66,992	153,637	(86,645)	(56.4)
Industrial Services	110,289	98,399	11,890	12.1
Oil and Gas Field Services	63,581	45,378	18,203	40.1
Corporate Items	(167)	(321)	154	(48.0)
Total	447,235	471,639	(24,404)	(5.2)

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	129,765	112,797	16,968	15.0
Field Services	47,569	104,324	(56,755)	(54.4)
Industrial Services	76,890	69,144	7,746	11.2
Oil and Gas Field Services	50,158	37,056	13,102	35.4
Corporate Items	3,372	959	2,413	251.6
Total	307,754	324,280	(16,526)	(5.1)

Selling, General & Administrative Expenses:
Technical Services	17,161	17,364	(203)	(1.2)
Field Services	6,908	7,710	(802)	(10.4)
Industrial Services	7,537	5,133	2,404	46.8
Oil and Gas Field Services	4,996	2,356	2,640	112.1
Corporate Items	21,652	18,166	3,486	19.2
Total	58,254	50,729	7,525	14.8

Adjusted EBITDA:
Technical Services	59,614	44,385	15,229	34.3
Field Services	12,515	41,603	(29,088)	(69.9)
Industrial Services	25,862	24,122	1,740	7.2
Oil and Gas Field Services	8,427	5,966	2,461	41.3
Corporate Items	(25,191)	(19,446)	(5,745)	29.5
Total	$81,227	$96,630	$(15,403)	(15.9)%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 18.3%, or $32.0 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to changes in product mix and increases in pricing ($12.5 million), increases in volumes being processed through our landfills, treatment, storage and disposal facilities, incinerators and waste water treatment plants ($8.4 million), the strengthening of the Canadian dollar ($1.7 million) and an increase in base business. These increases were partially offset by reductions in volumes being processed through our solvent recycling facilities ($1.0 million).

Field Services revenues decreased 56.4%, or $86.6 million, in the three months ended June 30, 2011 from the comparable period in 2010.  Field Services performed oil spill project business in the Gulf of Mexico during the three months ended June 30, 2010 which accounted for $108.6 million of our third party revenues.  Excluding the Gulf oil spill project in 2010, Field Services revenues increased for the three months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in our other event related revenues ($2.9 million), our polychlorinated biphenyls (“PCB”) business ($3.7 million), our large remedial project business ($1.7 million), and our oil recycling business due to increased pricing and volumes ($1.0 million).  The remaining increase related primarily to growth in our base business.

Industrial Services revenues increased 12.1%, or $11.9 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to an increase in shutdown work performed for approximately $6.0 million, revenues related to the acquisition of Peak ($3.0 million), an increase in our lodging business ($1.1 million), the strengthening of the Canadian dollar ($2.1 million), and growth in the oil sands region of Canada.

Oil and Gas Field Services revenues increased 40.1%, or $18.2 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak on June 10, 2011 ($6.6 million), increased drilling activities, response to a pipeline break in the High Level, Alberta market and the strengthening of the Canadian dollar ($2.1 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 15.0%, or $17.0 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($3.8 million), outside transportation costs ($2.7 million), fuel expense ($2.2 million), vehicle and equipment repair costs ($1.8 million), materials and supplies expenses ($1.7 million), outside disposal and rail costs ($1.5 million), materials for reclaim costs ($1.2 million), equipment rental fees ($0.6 million), chemicals and consumables expenses ($0.4 million), and the strengthening of the Canadian dollar ($1.0 million).

Field Services cost of revenues decreased 54.4%, or $56.8 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to decreased subcontractor fees, materials and supplies costs, equipment rental costs, travel and other costs associated with the oil spill project business in the Gulf of Mexico of $65.5 million that occurred in the second quarter of 2010.  Excluding those 2010 oil spill project costs, Field Services cost of revenues increased $8.7 million for the three months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in materials for reclaim or resale ($2.5 million), equipment rental fees ($1.6 million), labor and related expenses ($1.2 million), outside disposal costs ($0.9 million), travel costs ($0.5 million) and fuel costs ($0.5 million).

Industrial Services cost of revenues increased 11.2%, or $7.7 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to increased salary and labor expenses ($7.2 million), vehicle expenses ($2.5 million), fuel expenses ($1.1 million), catering costs associated with the increased lodging services revenues ($0.8 million), chemicals and consumables ($0.8 million), travel costs related to the shutdown activity ($0.7 million), material and supplies expenses ($0.5 million), and the strengthening of the Canadian dollar ($1.0 million) offset partially by decreases in lease operator expenses due to buyout of leases ($9.4 million).

Oil and Gas Field Services cost of revenues increased 35.4%, or $13.1 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to salary and labor expenses ($5.9 million), subcontractor fees ($2.2 million), vehicle expenses ($2.1 million), fuel expenses ($1.4 million), equipment repair expenses ($0.6 million), and the strengthening of the Canadian dollar ($1.0 million), offset partially by decreases in lease operator expenses due to buyout of leases ($0.9 million). These increases resulted partially from costs associated with the acquisition of Peak in June 2011.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 1.2%, or $0.2 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to decreased salaries and commissions and bonus expense.

Field Services selling, general and administrative expenses decreased 10.4%, or $0.8 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to a decrease in commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 46.8%, or $2.4 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to increased salaries, commissions and bonus expense and professional fees.

Oil and Gas Field Services selling, general and administrative expenses increased 112.1%, or $2.6 million, in the three months ended June 30, 2011 from the comparable period in 2010 primarily due to increased salaries, commissions and bonus expense, travel and professional fees.

Corporate Items selling, general and administrative expenses increased 19.2%, or $3.5 million, for the three months ended June 30, 2011, as compared to the same period in 2010 primarily due to increases in salaries and bonuses ($0.7 million), increased health insurance costs ($0.9 million), increased employer contribution costs related to U.S. and Canadian retirement savings plans ($0.9 million), and a year-over-year decrease in favorable changes in environmental liability estimates ($3.0 million), offset partially by reductions in year-over-year severance costs ($0.8 million) and stock-based compensation costs ($1.1 million) primarily related to recording cumulative expense of approximately $2.0 million in the second quarter of 2010 associated with the 2009 and 2010 performance awards then being deemed probable of achieving the performance criteria.

Depreciation and Amortization

	Three Months Ended June 30, (in thousands)
	2011	2010
Depreciation of fixed assets	$21,784	$17,978
Landfill and other amortization	5,152	4,127
Total depreciation and amortization	$26,936	$22,105

Depreciation and amortization increased 21.9%, or $4.8 million, in the second quarter of 2011 compared to the same period in 2010. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.

Other Income

Other income increased $0.2 million in the three months ended June 30, 2011 compared to the same period in 2010.  Other income in the three months ended June 30, 2011 included a $1.9 million gain on remeasurement of marketable securities as a result of the Peak acquisition. We remeasured our previously held common shares in Peak at their fair value and recognized the resulting gain in other income. Other income in the three months ended June 30, 2010 included a gain on sale of certain other marketable securities of $2.4 million.

Interest Expense, Net

	Three Months Ended June 30, (in thousands)
	2011	2010
Interest expense	$10,944	$7,811
Interest income	(302)	(165)
Interest expense, net	$10,642	$7,646

Interest expense, net increased $3.0 million in the second quarter of 2011 compared to the same period in 2010. The increase in interest expense was primarily due to the issuance of $250.0 million in senior secured notes in March 2011 and the amendment of our revolving credit facility in May 2011.

Six months ended June 30, 2011 versus the six months ended June 30, 2010

	Summary of Operations (in thousands)
	For the Six Months Ended June 30,
			$	%
	2011	2010	Change	Change

Direct Revenues:
Technical Services	$397,128	$333,012	$64,116	19.3%
Field Services	125,300	200,113	(74,813)	(37.4)
Industrial Services	215,999	189,493	26,506	14.0
Oil and Gas Field Services	144,408	104,785	39,623	37.8
Corporate Items	(638)	(868)	230	(26.5)
Total	882,197	826,535	55,662	6.7

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	257,943	222,843	35,100	15.8
Field Services	93,683	140,027	(46,344)	(33.1)
Industrial Services	151,695	135,635	16,060	11.8
Oil and Gas Field Services	111,632	82,667	28,965	35.0
Corporate Items	5,378	3,525	1,853	52.8
Total	620,331	584,697	35,634	6.1

Selling, General & Administrative Expenses:
Technical Services	34,234	32,604	1,630	5.0
Field Services	12,771	13,452	(681)	(5.1)
Industrial Services	15,099	9,876	5,223	52.9
Oil and Gas Field Services	9,684	4,656	5,028	108.0
Corporate Items	41,260	35,625	5,635	15.8
Total	113,048	96,213	16,835	17.5

Adjusted EBITDA:
Technical Services	104,951	77,565	27,386	35.3
Field Services	18,846	46,634	(27,788)	(59.6)
Industrial Services	49,205	43,982	5,223	11.9
Oil and Gas Field Services	23,092	17,462	5,630	32.2
Corporate Items	(47,276)	(40,018)	(7,258)	18.1
Total	$148,818	$145,625	$3,193	2.2%

(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 19.3%, or $64.1 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to changes in product mix and increases in pricing ($21.0 million), increases in volumes being processed through our landfills, treatment, storage and disposal facilities, incinerators and waste water treatment plants ($16.2 million), the strengthening of the Canadian dollar ($2.9 million) and an increase in base business. These increases were partially offset by reductions in volumes being processed through our solvent recycling facilities ($0.9 million).

Field Services revenues decreased 37.4%, or $74.8 million, in the six months ended June 30, 2011 from the comparable period in 2010.  Field Services performed oil spill project business in the Gulf of Mexico during the six months ended June 30, 2011 which accounted for $108.6 million of our third party revenues.  Excluding those 2010 oil spill project costs, Field Services revenues increased for the six months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in our other event related revenues ($6.1 million), our PCB business ($6.1 million), increases in large remedial project business ($1.9 million), and increases in our oil recycling business due to increased pricing and volumes ($1.0 million).

Industrial Services revenues increased 14.0%, or $26.5 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to an increase in shutdown work performed for approximately $15.0 million, an increase in our lodging business ($5.2 million), revenues related to the acquisition of Peak ($3.0 million), the strengthening of the Canadian dollar ($7.8 million), and growth in the oil sands region of Canada.

Oil and Gas Field Services revenues increased 37.8%, or $39.6 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak on June 10, 2011 ($6.6 million), the prolonged and seasonably cold winter in Western Canada supporting an extended period of drilling activity, the benefit of the economic recovery for the energy services business, the increased price of oil generating increased exploration activity in North Western Canada, response to a pipeline break in the High Level, Alberta market and the strengthening of the Canadian dollar ($5.9 million).

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

Cost of Revenues

Technical Services cost of revenues increased 15.8%, or $35.1 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($7.2 million), outside transportation costs ($6.7 million), fuel expense ($4.8 million), outside disposal and rail expenses ($3.1 million), materials and supplies expenses ($2.7 million), materials for reclaim costs ($2.4 million), turnaround and downtime costs ($2.2 million), vehicle expenses and equipment repairs ($2.1 million), equipment rentals and leased equipment costs ($1.4 million), chemicals and consumables costs ($1.1 million), and the strengthening of the Canadian dollar ($1.9 million).

Field Services cost of revenues decreased 33.1%, or $46.3 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to decreased subcontractor fees, materials and supplies costs, equipment rental costs and travel and other costs associated with the oil spill project business in the Gulf of Mexico of $65.5 million that occurred in the second quarter of 2010. Excluding those 2010 oil spill project costs, Field Services cost of revenues increased $19.2 million for the six months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in labor and related expenses ($3.5 million), materials for reclaim or resale ($3.4 million), subcontractor costs ($2.6 million), equipment rental fees ($2.1 million), outside disposal costs ($2.0 million), materials and supplies costs ($1.3 million), fuel costs ($1.2 million), travel costs ($0.9 million) and vehicle expenses ($0.5 million).

Industrial Services cost of revenues increased 11.8%, or $16.1 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to salary and labor expenses ($15.3 million), vehicle expenses ($4.0 million), catering costs associated with the increased lodging services revenues ($2.4 million), fuel expenses (2.3 million), travel costs related to the shutdown activity ($2.1 million), chemicals and consumables ($1.5 million), material and supplies expenses ($1.3 million), and utilities costs ($0.9 million), and the strengthening of the Canadian dollar ($5.4 million), offset partially by decreases in lease operator expenses due to buyout of leases ($17.5 million) and subcontractor fees ($2.0 million).

Oil and Gas Field Services cost of revenues increased 35.0%, or $29.0 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($13.0 million), fuel expenses ($4.4 million), vehicle expenses ($3.7 million), subcontractor fees ($2.2 million), equipment repair expenses ($1.6 million), travel costs ($1.5 million), materials and supplies costs ($0.8 million), and the strengthening of the Canadian dollar ($4.6 million), offset partially by decreases in lease operator expenses due to buyout of leases ($1.7 million) and leased equipment costs ($0.8 million).  These increases resulted partially by costs associated with the acquisition of Peak in June 2011.

Corporate Items cost of revenues increased $1.9 million for the six months ended June 30, 2011, as compared to the same period in 2010 primarily due to increased health insurance related costs ($2.0 million) and fuel and vehicle expenses ($0.4 million), offset partially by a reduction in insurance costs ($0.7 million).

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 5.0%, or $1.6 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to increased salaries, commissions and bonuses and year-over-year unfavorable changes in environmental liability estimates.

Field Services selling, general and administrative expenses decreased 5.1%, or $0.7 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to a decrease in commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 52.9%, or $5.2 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to increases in salaries, commissions and bonus expense and professional fees.

Oil and Gas Field Services selling, general and administrative expenses increased 108.0%, or $5.0 million, in the six months ended June 30, 2011 from the comparable period in 2010 primarily due to due to increases in salaries, commissions and bonus expense, and professional fees.

Corporate Items selling, general and administrative expenses increased 15.8%, or $5.6 million, for the six months ended June 30, 2011, as compared to the same period in 2010 primarily due to increases in salaries and bonuses ($1.6 million), increased employer contribution costs related to U.S. and Canadian retirement savings plans ($1.5 million), health insurance related costs ($0.8 million), and year-over-year decrease in favorable changes in environmental liability estimates ($2.8 million), offset partially by a reduction in year-over-year severance costs ($1.1 million).

Depreciation and Amortization

	Six Months Ended June 30, (in thousands)
	2011	2010
Depreciation of fixed assets	$41,954	$35,861
Landfill and other amortization	10,442	8,918
Total depreciation and amortization	$52,396	$44,779

Depreciation and amortization increased 17.0%, or $7.6 million, in the first six months of 2011 compared to the same period in 2010. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangible assets resulting from recent acquisitions.

Other Income

Other income increased $2.6 million in the six months ended June 30, 2011 compared to the same period in 2010.  Other income in the six months ended June 30, 2011 included compensation of $3.4 million received from the Santa Clara Valley Transit Authority for the release by eminent domain of certain rail rights in connection with our hazardous waste facility located in San Jose, California, as well as a $1.9 million gain on remeasurement of marketable securities as a result of the Peak acquisition. We remeasured our previously held common shares in Peak at their fair value and recognized the resulting gain in other income. Other income in the six months ended June 30, 2010 included a gain on sale of certain other marketable securities of $2.4 million.

Interest Expense, Net

	Six Months Ended June 30, (in thousands)
	2011	2010
Interest expense	$17,666	$14,841
Interest income	(546)	(267)
Interest expense, net	$17,120	$14,574

Interest expense, net increased $2.5 million in the first six months of 2011 compared to the same period in 2010. The increase in interest expense was primarily due to the issuance of $250.0 million in senior secured notes in March 2011 and the amendment of our revolving credit facility in May 2011.

Income from Discontinued Operations

In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. Prior to its sale in April 2010, the Pembina Area Landfill met the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell were recorded as held for sale in our consolidated balance sheet. In connection with this sale, we recognized a pre-tax gain of $1.3 million which, along with the net income through April 30, 2010 for the Pembina Area Landfill, has been recorded in income from discontinued operations on our consolidated statement of income for the six months ended June 30, 2011. From January 1, 2010 to April 30, 2010, the Pembina Area Landfill recorded $2.2 million of revenues which are included in income from discontinued operations.

In addition to the above, we sold the mobile industrial health business in the second quarter of 2010 and recognized a $1.4 million pre-tax gain on sale which was recorded in income from discontinued operations.

Income Taxes

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and six months ended June 30, 2011 was 33.9% and 35.4%, compared to 17.7% and 22.4% for the same periods in 2010.  The increase in the rate is primarily attributable to the decrease in unrecognized tax benefits recorded in the second quarter of 2010.  Excluding this discrete item, the rate decreased 2.4% as compared to the six months ended June 30, 2010 primarily due to the increased profits attributable to Canada, which has a lower corporate income tax rate as compared to the United States, and the recording of an energy investment tax credit for a solar energy project placed in service.

Income tax expense (including taxes on income from discontinued operations) for the three months ended June 30, 2011 increased $2.5 million to $15.0 million from $12.5 million for the comparable period in 2010. Income tax expense (including taxes on income from discontinued operations) for the six months ended June 30, 2011 increased $8.7 million to $28.4 million from $19.7 million for the comparable period in 2010.  The increased tax expense for the three and six months ended June 30, 2011 was primarily attributable to the decrease in unrecognized tax benefits recorded in the second quarter of 2010.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The liability for unrecognized tax benefits and related reserves as of June 30, 2011 and December 31, 2010, included accrued interest and penalties of $27.9 million and $26.2 million, respectively.  Tax expense for the three months ended June 30, 2011 and 2010 included interest and penalties of $0.9 million and $0.8 million, respectively. Tax expense for each of the six months ended June 30, 2011 and 2010 included interest and penalties of $1.7 million.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the six months ended June 30, 2011, cash and cash equivalents increased $75.4 million primarily due to the following:

•                  On March 24, 2011, we issued $250 million aggregate principal amount of 7.625% senior secured notes due 2016 priced for purposes of resale at 104.5% of the aggregate principal amount;

•                  In March 2011, we paid approximately $21.4 million for bonuses and commissions earned throughout 2010; and

•                  In June 2011, we acquired Peak Energy Services Ltd. for a purchase price of approximately $205.1 million, including the assumption of approximately $38.4 million of Peak net debt which we paid in full on the acquisition date.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions (including approximately $140.0 million for Destiny Resources Services and two other proposed acquisitions discussed in Note 16, “Additional Acquisitions,” to our consolidated financial statements included in Item 1 of this report.)  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of June 30, 2011 of approximately $172.1 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required.

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

Cash Flows for the six months ended June 30, 2011

Cash from operating activities in the first six months of 2011 was $75.6 million, a decrease of $22.3%, or $21.7 million, compared with cash from operating activities in the first six months of 2010. The change was primarily the result of a net reduction in certain working capital items and a decrease in income from operations.

Cash used for investing activities in the first six months of 2011 was $267.2 million, an increase of 772.3%, or $236.5 million, compared with cash used for investing activities in the first six months of 2010.  The increase was due primarily from the acquisition of Peak resulting in year-over-year higher costs associated with additions to property, plant and equipment and acquisitions.

Cash from financing activities in the first six months of 2011 was $265.5 million, compared with cash used for financing activities of $3.4 million in the first six months of 2010. The change was primarily the result of the issuance of $250.0 million aggregate principal amount of 7.625% senior secured notes on March 24, 2011.

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

Financing Arrangements

The financing arrangements and principal terms of our $520.0 million principal amount of senior secured notes which were outstanding at June 30, 2011, and our amended $250.0 million revolving credit facility are discussed further in Note 9, “Financing Arrangements,” to our financial statements included in Item 1 of this report.

As of June 30, 2011, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 10, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of June 30, 2011, $67.5 million of unrecognized tax benefits and related reserves, including $21.3 million of potential interest and $6.6 million of potential penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of June 30, 2011, our long-term investments included $5.3 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of June 30, 2011, we have recorded an unrealized pre-tax loss of $0.4 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at June 30, 2011 (in thousands):

Scheduled Maturity Dates	Six Months Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$520,000	$520,000
Capital lease obligations	5,715	5,602	2,531	1,596	185	—	15,629
	$5,715	$5,602	$2,531	$1,596	$185	$520,000	$535,629
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

In addition to the fixed rate borrowings described in the above table, we had at June 30, 2011 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $250.0 million (with a $110.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2011, the Canadian subsidiaries transacted approximately 3.2% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.3 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.1 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, $5.3 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 13, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.

Item 1A—Risk Factors

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of risk factors which investors should carefully consider before investing in our securities. The information below updates such discussion with respect to recent changes which have occurred in such risk factors, particularly as a result of our acquisition on June 10, 2011 of Peak Energy Services Ltd., or “Peak,” our issuance on March 24, 2011 of $250.0 million aggregate principal amount of 7.625% senior secured notes, or the “new notes,” and the increase on May 31, 2011 in our revolving credit facility from $120.0 million to $250.0 million. The new notes were issued in addition to the $270.0 million of then outstanding senior notes and are treated as a single class for all purposes including, without limitation, waivers, amendments, redemptions and other offers to purchase. This information should be read in conjunction with the risk factors and other information disclosed in our Annual Report on Form 10-K and this report on Form 10-Q.

Risks Relating to the Peak Acquisition

If we are unable to successfully integrate Peak’s business and operations and realize synergies in the expected time frame, our future results would be adversely affected.

Our integration of Peak’s business and operations into our business and operations will require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems and integrating Peak’s systems and operations, and the integration process may be costly and time-consuming. The integration of Peak will require the focused attention of both Clean Harbors’ and Peak’s management teams, including a significant commitment of their time and resources. The need for both Clean Harbors’ and Peak’s managements to focus on integration matters could have a material and adverse impact on the revenues and operating results of the combined company. The success of the acquisition will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Clean Harbors and Peak through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices between the two companies. To realize these anticipated benefits, however, the businesses of Clean Harbors and Peak must be successfully combined.

If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisition may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses, failure to implement the business plan for the combined businesses, unanticipated issues in integrating manufacturing, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and Peak’s customers and employees or to achieve the anticipated benefits of the acquisition. These integration matters could have a material adverse effect on our business.

Our acquisition of Peak may expose us to unknown liabilities.

Because we acquired all of Peak’s outstanding common shares, our investment in Peak will be subject to all of Peak’s liabilities other than Peak’s debt which we paid at the time of the acquisition. If there are unknown Peak obligations, including contingent liabilities, our business could be materially and adversely affected. We may learn additional information about Peak’s business that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, our acquisition of Peak might not be successful. Among other things, if Peak’s liabilities are greater than expected, or if there are obligations of which we were not aware of the time of completion of the acquisition, our business could be materially and adversely affected.

We may make further acquisitions in the future with the goal of expanding our business. However, we may be unable to complete such transactions and, if completed, such transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

We have in the past significantly increased the size of our Company and the types of services we offer to our customers through acquisitions. Since December 31, 2005, we have acquired two public companies (Eveready Inc. in July 2009, and Peak Energy Services Ltd. in June 2011) and 11 private companies. We may in the future make additional acquisitions, including our proposed acquisition of two additional private companies for which we signed, in May and July 2011, acquisition agreements providing for a total combined purchase price of approximately $100.0 million. Each such proposed acquisition is subject to customary closing conditions and no assurance can be given that either or both of the proposed acquisitions will be consummated. Except for those two proposed additional acquisitions, we may not be able to identify and negotiate the potential acquisition of suitable acquisition candidates on terms and conditions favorable to us.

Our ability to achieve the benefits from any potential future acquisitions, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and company resources that would otherwise be available for the ongoing management of our existing operations. While we have had success integrating our prior acquisitions described above, each acquisition presents unique objectives, circumstances and challenges.

Any properties or facilities that we acquire may also be subject to unknown liabilities, such as undisclosed environmental contamination, for which we may have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

Risks Relating to Our Level of Debt and the Notes

Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations under the notes.

As of June 30, 2011, after giving effect to our sale of the new notes on March 24, 2011, and payment of related fees and expenses, and the increase on May 31, 2011 in the revolving credit facility to $250.0 million from $120.0 million, we had outstanding $525.0 million of debt and $82.3 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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

Our ability to make scheduled payments of principal or interest with respect to our debt, including the notes, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and on our future financial results. Our ability to generate cash depends on, among other things, the demand for our services, which is subject to market conditions in the environmental, energy and industrial services industries, the occurrence of events requiring major remedial projects, changes in government environmental regulation, general economic conditions, and financial, competitive, regulatory and other factors affecting our operations, many of which are beyond our control. Our operations may not generate sufficient cash flow, and future borrowings may not be available under our revolving credit facility or otherwise, in an amount sufficient to enable us to pay our debt and fee obligations respecting our letters of credit, or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.

Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.

Although our revolving credit agreement and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional amount of indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at June 30, 2011 up to an additional approximately $167.7 million for purposes of additional borrowings and letters of credit. The indenture governing the notes also allows us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks will increase.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements.

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

CLEAN HARBORS, INC.
Registrant

	By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Date: August 9, 2011

	By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman and Chief Financial Officer

Date: August 9, 2011