Form 10-Q
period 2011-09-30
CLEAN HARBORS INC
filed 2011-11-09
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number 001-34223
_______________________
CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2997780
(State of Incorporation)	(IRS Employer Identification No.)

42 Longwater Drive, Norwell, MA	02061-9149
(Address of Principal Executive Offices)	(Zip Code)
(781) 792-5000
(Registrant’s Telephone Number, Including area code)
_______________________
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	53,061,946
(Class)	(Outstanding at November 3, 2011)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$257,159	$302,210
Marketable securities	93	3,174
Accounts receivable, net of allowances aggregating $14,285 and $23,704, respectively	414,079	332,678
Unbilled accounts receivable	41,728	19,117
Deferred costs	5,831	6,891
Prepaid expenses and other current assets	37,278	28,939
Supplies inventories	53,614	44,546
Deferred tax assets	16,488	14,982
Total current assets	826,270	752,537
Property, plant and equipment:
Land	36,664	31,654
Asset retirement costs (non-landfill)	2,353	2,242
Landfill assets	51,935	54,519
Buildings and improvements	184,242	147,285
Camp equipment	102,683	62,717
Vehicles	218,111	162,397
Equipment	696,638	537,937
Furniture and fixtures	3,635	2,293
Construction in progress	32,841	33,005
	1,329,102	1,034,049
Less—accumulated depreciation and amortization	448,383	378,655
Total property, plant and equipment, net	880,719	655,394
Other assets:
Long-term investments	4,239	5,437
Deferred financing costs	14,325	7,768
Goodwill	134,696	60,252
Permits and other intangibles, net of accumulated amortization of $68,531 and $60,633, respectively	140,970	114,400
Other	9,166	6,687
Total other assets	303,396	194,544
Total assets	$2,010,385	$1,602,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$8,570	$7,954
Accounts payable	201,561	136,978
Deferred revenue	28,627	30,745
Accrued expenses	138,911	116,089
Current portion of closure, post-closure and remedial liabilities	15,899	14,518
Total current liabilities	393,568	306,284
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,086 and $5,849, respectively	27,420	32,830
Remedial liabilities, less current portion of $10,813 and $8,669, respectively	124,183	128,944
Long-term obligations	524,590	264,007
Capital lease obligations, less current portion	7,531	6,839
Unrecognized tax benefits and other long-term liabilities	92,887	82,744
Total other liabilities	776,611	515,364

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 53,038,399 and 52,772,392 shares, respectively	530	528
Treasury stock	(4,274)	(2,467)
Shares held under employee participation plan	(777)	(777)
Additional paid-in capital	499,086	488,384
Accumulated other comprehensive income	12,222	50,759
Accumulated earnings	333,419	244,400
Total stockholders’ equity	840,206	780,827
Total liabilities and stockholders’ equity	$2,010,385	$1,602,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$556,053	$487,651	$1,438,250	$1,314,186
Cost of revenues (exclusive of items shown separately below)	386,518	335,273	1,006,849	919,970
Selling, general and administrative expenses	65,704	53,619	178,752	149,832
Accretion of environmental liabilities	2,435	2,495	7,231	7,799
Depreciation and amortization	34,604	22,892	87,000	67,671
Income from operations	66,792	73,372	158,418	168,914
Other income (loss)	164	(669)	5,931	2,485
Loss on early extinguishment of debt	—	(2,294)	—	(2,294)
Interest expense, net of interest income of $153 and $700 for the quarter and year-to-date ended 2011 and $297 and $564 for the quarter and year-to-date ended 2010, respectively	(10,927)	(7,198)	(28,047)	(21,772)
Income from continuing operations before provision for income taxes	56,029	63,211	136,302	147,333
Provision for income taxes	18,896	24,384	47,283	42,941
Income from continuing operations	37,133	38,827	89,019	104,392
Income from discontinued operations, net of tax	—	—	—	2,794
Net income	$37,133	$38,827	$89,019	$107,186

Earnings per share:
Basic	$0.70	$0.74	$1.68	$2.04
Diluted	$0.70	$0.73	$1.67	$2.03

Weighted average common shares outstanding	53,023	52,658	52,921	52,581
Weighted average common shares outstanding plus potentially dilutive common shares	53,370	52,963	53,298	52,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$89,019	$107,186
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	87,000	67,671
Allowance for doubtful accounts	623	163
Amortization of deferred financing costs and debt discount	1,230	2,221
Accretion of environmental liabilities	7,231	7,799
Changes in environmental liability estimates	(2,467)	(5,391)
Deferred income taxes	(197)	540
Stock-based compensation	5,329	5,220
Excess tax benefit of stock-based compensation	(1,949)	(1,221)
Income tax benefit related to stock option exercises	1,949	1,215
Gains on sales of businesses	—	(2,678)
Other income	(2,577)	(2,485)
Write-off deferred financing costs and debt discount	—	1,394
Environmental expenditures	(8,551)	(8,704)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(32,670)	(63,714)
Other current assets	(14,113)	(18,456)
Accounts payable	30,241	47,828
Other current liabilities	(8,762)	15,342
Net cash from operating activities	151,336	153,930
Cash flows from investing activities:
Additions to property, plant and equipment	(113,644)	(74,741)
Acquisitions, net of cash acquired	(336,960)	(13,846)
Additions to intangible assets, including costs to obtain or renew permits	(2,356)	(3,262)
Purchase of available for sale securities	—	(1,486)
Proceeds from sales of marketable securities	425	2,627
Proceeds from sales of fixed assets and assets held for sale	5,925	15,963
Proceeds from insurance settlement	—	1,336
Proceeds from sale of long-term investments	1,000	1,300
Net cash used in investing activities	(445,610)	(72,109)
Cash flows from financing activities:
Change in uncashed checks	(2,580)	(4,682)
Proceeds from exercise of stock options	1,089	550
Remittance of shares, net	(1,897)	(198)
Proceeds from employee stock purchase plan	2,451	1,769
Deferred financing costs paid	(8,442)	(53)
Payments on capital leases	(5,775)	(3,361)
Distribution of cash earned on employee participation plan	(189)	(148)
Excess tax benefit of stock-based compensation	1,949	1,221
Principal payment on debt	—	(30,000)
Issuance of senior secured notes, including premium	261,250	—
Net cash from financing activities	247,856	(34,902)
Effect of exchange rate change on cash	1,367	451
(Decrease) increase in cash and cash equivalents	(45,051)	47,370
Cash and cash equivalents, beginning of period	302,210	233,546
Cash and cash equivalents, end of period	$257,159	$280,916

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$30,169	$26,230
Income taxes paid	35,085	39,813
Non-cash investing and financing activities:
Property, plant and equipment accrued	$20,288	$4,775
Assets acquired through capital lease	1,471	10,130
Issuance of acquisition-related common stock, net	—	1,015
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan			Accumulated Other Comprehensive Income
	Number of Shares	$ 0.01 Par Value	Treasury Stock		Additional Paid-in Capital	Comprehensive Income		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2011	52,772	$528	$(2,467)	$(777)	$488,384		$50,759	$244,400	$780,827
Net income	—	—	—	—	—	89,019	—	89,019	89,019
Change in fair value of available for sale securities, net of taxes	—	—	—	—	—	(805)	(805)	—	(805)
Foreign currency translation	—	—	—	—	—	(37,732)	(37,732)	—	(37,732)
Total comprehensive income	—	—	—	—	—	50,482	—	—	—
Stock-based compensation	184	—	—	—	5,305		—	—	5,305
Issuance of restricted shares, net of shares remitted	(40)	—	(1,807)	—	(90)		—	—	(1,897)
Exercise of stock options	53	2	—	—	1,087		—	—	1,089
Net tax benefit on exercise of stock options	—	—	—	—	1,949		—	—	1,949
Employee stock purchase plan	69	—	—	—	2,451		—	—	2,451
Balance at September 30, 2011	53,038	$530	$(4,274)	$(777)	$499,086		$12,222	$333,419	$840,206

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

On June 8, 2011, the Company’s Board of Directors authorized a two-for-one stock split of the Company’s common stock in the form of a stock dividend of one share for each outstanding share. The stock dividend was paid on July 26, 2011 to holders of record at the close of business on July 6, 2011. The stock split followed the approval, at the Company’s 2011 annual meeting of stockholders, of a proposal to increase the Company’s authorized shares of common stock from 40 million to 80 million. The stock split did not change the proportionate interest that a stockholder maintained in the Company. All share and per share information, including options, restricted and performance stock awards, stock option exercises, employee stock purchase plan purchases, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statements of income and stockholders’ equity, have been retroactively adjusted to reflect the two-for-one stock split. In addition, awards granted and weighted average fair value of awards granted in Note 12, “Stock-Based Compensation,” have also been retroactively adjusted.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of the Company reflect the application of certain new or updated significant accounting policies as described below:

Property, Plant and Equipment (excluding landfill assets)

Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Interest in the amount of $0.4 million and $0.3 million was capitalized to fixed assets during the nine months ended September 30, 2011, and 2010, respectively. Depreciation expense was $70.4 million and $53.9 million for the nine months ended September 30, 2011, and 2010, respectively.

The Company depreciates the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and building improvements
Buildings	30—40 years
Land, leasehold and building improvements	5—40 years
Camp equipment	12—15 years
Vehicles	3—12 years
Equipment
Capitalized software and computer equipment	3 years
Solar equipment	20 years
Containers and railcars	15—20 years
All other equipment	3—10 years
Furniture and fixtures	5—8 years

Land, leasehold and building improvements have a weighted average life of 8.3 years.

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

The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. For the three and nine months ended September 30, 2011, and 2010, the Company has not recorded impairment charges related to long-lived assets.

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

In September 2011, the FASB issued ASU 2011-08 which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this standard on January 1, 2012 and management does not expect this pronouncement will have a material impact on its financial statements.

(3) BUSINESS COMBINATIONS

Acquisitions during the third quarter

During the quarter ended September 30, 2011, the Company acquired (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $144.2 million, including the assumption and payment of debt of $25.2 million, and preliminary post-closing adjustments of $6.5 million based upon the assumed target amounts of working capital.

The Company's current period acquisitions discussed above will (i) enhance the Company's service offerings to its customers and its reputation as a leading provider of comprehensive field services for the oil and gas sectors; (ii) provide a complement to Clean Harbors' catalyst handling, industrial and specialty industrial services for the refinery and petrochemical industry; and (iii) help expand its growing lodging business, respectively. These current period acquisitions have been integrated with the Oil and Gas Field Services, Technical Services and Industrial Services segments of the Company's operations and reporting structure.

The following table summarizes the preliminary aggregate purchase price for the current period acquisitions at their acquisition dates (in thousands of U.S. dollars).

Cash consideration	$112,450
Debt assumed and paid-off on acquisition date	25,183
Estimated net amount due to the sellers for working capital adjustments	6,524
Total estimated purchase price	$144,157

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands). The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company's acquisition accounting.

At the Acquisition Dates (As reported at September 30, 2011)
Current assets (i)	$40,028
Property, plant and equipment	60,109
Customer relationships and other intangibles	23,371
Other assets	196
Current liabilities	(19,522)
Asset retirement obligations and remedial liabilities	(193)
Other liabilities	(4,469)
Total identifiable net assets	99,520
Goodwill (ii)	44,637
Total	$144,157

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary aggregate fair value of $21.4 million. Combined gross amounts due were $22.1 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $16.3 million, $12.8 million and $15.5 million has been assigned to the Oil and Gas Field Services segment, the Technical Services segment, and the Industrial Services segment, respectively. Certain amounts will not be deductible for tax purposes.

Management has determined the preliminary purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. Such amounts are subject to adjustment based on the additional information necessary to determine fair values.

Acquisition related costs of $0.5 million and $0.7 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the three and nine months ended September 30, 2011, respectively.

The results of operations of the acquired businesses have been included in the Company's consolidated financial statements since the respective acquisition dates. Revenues attributable to the current period acquisitions included in the Company's consolidated statements of income for each of the three and nine months ended September 30, 2011 were approximately $13.1 million. The Company has determined that the separate disclosure of earnings for those current period acquisitions is impracticable for the three and nine months ended September 30, 2011 due to the integration of those businesses' operations into the Company upon acquisition.

The following unaudited pro forma combined summary data presents information as if the current period acquisitions had been acquired at the beginning of 2010 and 2011 and assumes that there were no material, non-recurring pro forma adjustment directly attributable to the acquisitions. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and those three acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Pro forma combined revenues	$575,010	$513,253	$1,545,216	$1,392,234
Pro forma combined net income	$35,822	$36,496	$93,372	$102,460

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
_______________________

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

Acquisition related costs of $0.1 million and $0.7 million were included in selling, general and administrative expenses in the Company’s consolidated statements of income for the three and nine months ended September 30, 2011, respectively.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands). The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company's acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments to the values presented below.

	June 10, 2011 (As reported at June 30, 2011)	Measurement Period Adjustments	June 10, 2011 (As adjusted)
Current assets (i)	$45,797	$(811)	$44,986
Property, plant and equipment	149,344	921	150,265
Identifiable intangible assets	14,107	(921)	13,186
Other assets	8,800	(7,691)	1,109
Current liabilities	(27,717)	(643)	(28,360)
Asset retirement obligations	—	(103)	(103)
Other liabilities	(8,344)	218	(8,126)
Total identifiable net assets	$181,987	$(9,030)	$172,957
Goodwill (ii)	23,146	9,030	32,176
Total	$205,133	$—	$205,133
_______________________

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary fair value of $33.3 million. The gross amount due was $34.7 million.

(ii)
Goodwill, which is attributable to expected operating and cross-selling synergies, will not be deductible for tax purposes. Goodwill of $13.0 million and $19.2 million has been recorded in the Oil and Gas Field Services and Industrial Services segments, respectively; however, the amount and the allocation are subject to change pending the finalization of the Company’s valuation.

The Company has determined that the separate disclosure of Peak’s earnings is impracticable for the three and nine months ended September 30, 2011 due to the integration of Peak operations into the Company upon acquisition. Revenues attributable to Peak included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2011 were $58.2 million and $67.8 million, respectively.

The following unaudited pro forma combined summary data presents information as if Peak had been acquired at the beginning of 2010 and 2011 and assumes that there was no material, non-recurring pro forma adjustment directly attributable to the acquisition. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Peak been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Pro forma combined revenues	$560,130	$527,425	$1,537,520	$1,422,979
Pro forma combined net income	$37,558	$41,378	$91,295	$103,795

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

(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. As of September 30, 2011, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of September 30, 2011 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time these securities are expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As of September 30, 2011, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. During the three months ended September 30, 2011, the Company liquidated $1.0 million in auction rate securities at par. The Company attributes the $0.5 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity.

During the nine months ended September 30, 2011 and 2010, the Company recorded an unrealized pre-tax loss of $0.2 million and a pre-tax gain of $0.2 million, respectively, on its auction rate securities, which was included in accumulated other comprehensive income. As of September 30, 2011, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Auction rate securities	$—	$—	$4,239	$4,239
Marketable securities	$93	$—	$—	$93

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Auction rate securities	$—	$—	$5,437	$5,437
Marketable securities	$3,174	$—	$—	$3,174

The decrease in marketable securities since December 31, 2010 was primarily due to the Peak acquisition on June 10, 2011. The Company previously owned a 3.15% interest in Peak which was recorded in marketable securities.

The following tables present the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Balance at July 1,	$5,311	$5,315
Sale of auction rate securities	(1,000)	—
Unrealized (losses) gains included in other comprehensive income	(72)	115
Balance at September 30,	$4,239	$5,430

	Nine Months Ended
	September 30,
	2011	2010
Balance at January 1,	$5,437	$6,503
Sale of auction rate securities	(1,000)	(1,300)
Unrealized (losses) gains included in other comprehensive income	(198)	227
Balance at September 30,	$4,239	$5,430

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

2011
Balance at January 1, 2011	$60,252
Acquired from acquisitions	80,394
Foreign currency translation	(5,950)
Balance at September 30, 2011	$134,696

The increase in goodwill during the nine months ended September 30, 2011 was primarily attributed to the recent acquisitions. The goodwill related to these acquisitions includes estimates that are subject to change based upon final fair value determinations. Below is a summary of amortizable other intangible assets (in thousands):

	September 30, 2011				December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$106,504	$44,569	$61,935	18.0	$103,493	$42,430	$61,063	15.9

Customer relationships	82,206	15,234	66,972	8.2	58,322	10,418	47,904	8.0

Other intangible assets	20,791	8,728	12,063	4.7	13,218	7,785	5,433	3.5

	$209,501	$68,531	$140,970	14.1	$175,033	$60,633	$114,400	9.4

The aggregate amortization expense for the three and nine months ended September 30, 2011 was $3.2 million and $8.7 million, respectively. The aggregate amortization expense for the three and nine months ended September 30, 2010 was $2.8 million and $8.0 million respectively.

The increase in customer relationships and other intangible assets was primarily attributed to the recent acquisitions. Amounts are provisional and subject to change upon completion of final valuations. The total amounts assigned and the weighted average amortization period by major intangible asset classes as it relates to these acquisitions as of September 30, 2011, are as follows:

	Peak Total Amount Assigned	Peak Weighted Average Amortization Period (in years)	Other Acquisitions Total Amount Assigned	Other Acquisitions Weighted Average Amortization Period (in years)
Customer relationships	$9,246	6.7	$16,556	15.0
Other intangibles	3,069	5.9	2,953	14.1
	$12,315	6.5	$19,509	14.9

Below is the expected future amortization for the net carrying amount of finite lived intangible assets at September 30, 2011 (in thousands):

Years Ending December 31,	Expected Amortization
2011 (three months)	$4,028
2012	13,466
2013	12,927
2014	12,302
2015	11,678
Thereafter	86,569
$140,970

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Insurance	$21,886	$19,736
Interest	5,222	7,826
Accrued disposal costs	2,238	2,173
Accrued compensation and benefits	47,277	44,545
Income, real estate, sales and other taxes	24,637	19,529
Other	37,651	22,280
	$138,911	$116,089

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the nine months ended September 30, 2011 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2011	$29,756	$8,923	$38,679
Liabilities assumed in acquisitions	—	196	196
New asset retirement obligations	1,749	—	1,749
Accretion	1,654	842	2,496
Changes in estimates recorded to statement of income	(936)	(15)	(951)
Other changes in estimates recorded to balance sheet	(6,150)	121	(6,029)
Settlement of obligations	(3,011)	(441)	(3,452)
Currency translation and other	(141)	(41)	(182)
Balance at September 30, 2011	$22,921	$9,585	$32,506

All of the landfill facilities included in the above were active as of September 30, 2011.

New asset retirement obligations incurred in 2011 are being discounted at the credit-adjusted risk-free rate of 8.79% and inflated at a rate of 1.01%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the nine months ended September 30, 2011 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2011	$5,511	$82,354	$49,748	$137,613
Liabilities assumed in acquisitions	—	—	100	100
Accretion	203	2,849	1,683	4,735
Changes in estimates recorded to statement of income	(8)	(933)	(575)	(1,516)
Settlement of obligations	(49)	(2,741)	(2,309)	(5,099)
Currency translation and other	(134)	(7)	(696)	(837)
Balance at September 30, 2011	$5,523	$81,522	$47,951	$134,996

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2011	December 31, 2010

Senior secured notes, at 7.625%, due August 15, 2016	$520,000	$270,000
Revolving credit facility, due May 31, 2016	—	—
Unamortized notes premium and discount, net	4,590	(5,993)
Long-term obligations	$524,590	$264,007

On May 31, 2011, the Company increased its previous $120.0 million revolving credit facility to a $250.0 million revolving credit facility (described below).

As of December 31, 2010, the Company had outstanding $270.0 million aggregate principal amount of 7.625% senior secured notes due 2016.  On March 24, 2011, the Company issued an additional $250.0 million aggregate principal amount of such notes (the “new notes”).  Under the purchase agreement, the new notes were priced for purposes of resale at 104.5% of the aggregate principal amount, representing an effective yield to maturity of 6.132%. In addition to such 104.5% purchase price, the purchase price paid to the Company for the new notes also included interest accrued on the new notes from and including February 15, 2011. The net proceeds from the issuance and sale of the new notes, after deducting the initial purchasers’ discount and estimated other transaction expenses, were approximately $255.7 million.

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

The fair value of the Company’s currently outstanding notes is based on quoted market prices and was $540.8 million at September 30, 2011 and $278.3 million at December 31, 2010.

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

At any time on or after September 29, 2011 but prior to August 15, 2012, the Company may also redeem up to $30.0 million (10% of the aggregate principal amount of the notes originally issued under the indenture) of the notes at a redemption price of 103% of the principal amount, plus any accrued and unpaid interest. Prior to August 15, 2012, the Company may also redeem up to $105.0 million (35% of the aggregate principal amount of the notes originally issued under the indenture) of the notes at a redemption price of 107.625% of the principal amount, plus any accrued and unpaid interest, using proceeds from certain equity offerings, and may also redeem some or all of the senior secured notes at a redemption price of 100% of the principal amount plus a make-whole premium and any accrued and unpaid interest. Holders may require the Company to repurchase the notes at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest, upon a change of control of the Company.

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

(ii) add one of the Company’s Canadian subsidiaries (the “Canadian Borrower”) as a party to the facility and allow the Canadian Borrower to obtain up to $100.0 million of borrowings and letters of credit (with a $75.0 million sub-limit for letters of credit), with the obligations of the Canadian Borrower under the facility secured by a first lien on the accounts receivable of the  Canadian Borrower and the Company’s other Canadian subsidiaries and the Company and its U.S. subsidiaries guaranteeing the obligations of the Canadian Borrower, but the Canadian Borrower and the Company’s other Canadian subsidiaries having no guarantee or other responsibility for the obligations of the Company or its U.S. subsidiaries under the facility;

(iii) reduce the interest rate on borrowings under the facility, in the case of LIBOR loans, from LIBOR plus an applicable margin ranging (based primarily on the level of the Company’s fixed charge coverage ratio for the most recently completed four fiscal quarter measurement period) from 2.25% to 2.75% per annum to LIBOR plus an applicable margin ranging from 1.75% to 2.25% per annum and, in the case of base rate loans, from BofA’s base rate plus an applicable margin ranging from 1.25% to 1.75% per annum to BofA’s base rate plus an applicable margin ranging from 0.75% to 1.25% per annum; and

(iv)  extend the term of the facility so that it will expire on the first to occur of (a) May 31, 2016 or (b) 60 days prior to the maturity of the Company’s outstanding senior secured notes on August 15, 2016 if the notes have not by then been refinanced, defeased or reserved against the borrowing base on terms reasonably acceptable to the agent under the amended and restated credit agreement.

The financing arrangements and principal terms of the revolving credit facility are discussed further in the Company’s Current Report on Form 8-K filed on June 3, 2011. There have been no material changes in such terms during the first nine months of 2011.

(10) INCOME TAXES

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and nine months ended September 30, 2011 was 33.7 percent and 34.7 percent, respectively, compared to 38.6 percent and 29.1 percent, respectively, for the same periods in 2010. The decrease in the effective tax rate for the three months ended September 30, 2011 was primarily attributable to the valuation allowance release that was recorded during the current quarter. The increase in the effective tax rate for the nine months ended September 30, 2011 was primarily attributable to the decrease in unrecognized tax benefits recorded in the third quarter of 2010. Excluding this discrete item, the rate decreased by 3.6% as compared to the nine months ended September 30, 2010, primarily due to the increased profits attributable to Canada, which has a lower corporate income tax rate as compared to the United States, the recording of an energy investment tax credit for a solar energy project placed in service, and the partial release of a valuation allowance that is associated with the Company's foreign tax credits.

As of September 30, 2011, the Company’s unrecognized tax benefits and related reserves were $68.2 million, which included $22.0 million of interest and $6.6 million of penalties. As of December 31, 2010, the Company’s unrecognized tax benefits and related reserves were $65.9 million, which included $19.7 million of interest and $6.5 million of penalties.

Due to expiring statute of limitation periods, the Company anticipates that total unrecognized tax benefits and related reserves, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $5.9 million within the next twelve months.  The $5.9 million (which includes interest and penalties of $2.5 million) is primarily related to a historical Canadian business combination and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$37,133	$38,827	$89,019	$104,392
Income from discontinued operations	—	—	—	2,794
Net income	$37,133	$38,827	$89,019	$107,186

Denominator:
Basic shares outstanding	53,023	52,658	52,921	52,581
Dilutive effect of equity-based compensation awards	347	305	377	271
Dilutive shares outstanding	53,370	52,963	53,298	52,852

Basic earnings per share:
Income from continuing operations	$0.70	$0.74	$1.68	$1.99
Income from discontinued operations, net of tax	—	—	—	0.05
Net income	$0.70	$0.74	$1.68	$2.04
Diluted earnings per share:
Income from continuing operations	$0.70	$0.73	$1.67	$1.98
Income from discontinued operations, net of tax	—	—	—	0.05
Net income	$0.70	$0.73	$1.67	$2.03

All shares and per share amounts included in the above table have been adjusted for the two-for-one stock split discussed in Note 1, “Basis of Presentation.” For the three- and nine-month periods ended September 30, 2011, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the above calculations except as follows. For the three- and nine-month periods ended September 30, 2011, the above calculation excluded the dilutive effects of 73 thousand outstanding performance stock awards for which the performance criteria were not attained at that time.  For the three- and nine-month periods ended September 30, 2010, the above calculation excluded the dilutive effects of 170 thousand outstanding performance stock awards for which the performance criteria were not attained at that time and 36 thousand options that were not then in-the-money.

(12) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three- and nine-month periods ended September 30, 2011, as well as the related weighted-average grant-date fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	26,091	$54.13	180,305	$48.45
Performance stock awards	3,551	$50.87	73,499	$50.87
Total awards	29,642		253,804

All shares and weighted average grant date fair values included in the above table have been adjusted for the two-for-one stock split discussed in Note 1, “Basis of Presentation.” Certain performance stock awards granted in June 2011 are subject to both achieving predetermined revenue and EBITDA targets for a specified period of time and service conditions.  As of September 30, 2011, based on year-to-date results of operations, management determined that it was probable that the performance targets for the 2011 performance awards will be achieved by December 31, 2011. As a result, the Company recognized cumulative expense through sales, general and administration expenses during the three and nine months ended September 30, 2011 related to the 2011 performance stock awards.

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

At September 30, 2011 and December 31, 2010, the Company had recorded reserves of $29.2 million and $29.7 million, respectively, in the Company’s financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2011 and December 31, 2010, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.6 million and $2.8 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2011, the $29.2 million of reserves consisted of (i) $26.6 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $2.6 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of September 30, 2011, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2011, were as follows:

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

On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At September 30, 2011 and December 31, 2010, the Company had accrued $13.4 million and $13.5 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

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

Superfund Proceedings

The Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 63 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 63 sites, two involve facilities that are now owned by the Company and 61 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 61 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, 11 are currently requiring expenditures on remediation, ten are now settled, and 14 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and one of the Listed Third Party Sites (the Casmalia sites) are further described below. There are also two third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities; one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other third party site as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company’s acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the “Site Group”) to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At September 30, 2011 and December 31, 2010, the amount of the Company’s reserves relating to the Marine Shale site was $3.9 million and $3.8 million, respectively.

Certain Other Third Party Sites.  At 14 of the 61 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company’s acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining 61 third party sites not discussed above. However, the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

Other Notifications.  Between September 2004 and May 2006, the Company also received notices from certain of the prior owners of the CSD assets seeking indemnification from the Company at five third party sites which are not included in the third party sites described above that have been designated as Superfund sites or potential Superfund sites and for which those prior owners have been identified as PRPs or potential PRPs. The Company has responded to such letters asserting that the Company has no obligation to indemnify those prior owners for any cleanup and related costs (if any) which they may incur in connection with these five sites. The Company intends to assist those prior owners by providing information that is now in the Company’s possession with respect to those five sites and, if appropriate, to participate in negotiations with the government agencies and PRP groups involved. The Company has also investigated the sites to determine the existence of potential liabilities independent from the liability of those former owners, and concluded that at this time the Company is not liable for any portion of the potential cleanup of the five sites and therefore has not established a reserve.

Federal, State and Provincial Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2011 and December 31, 2010, there were one and three proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. During the nine months ended September 30, 2011, the Company resolved two matters with no impact to the Company's financial results of operations. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Other Contingencies

In December 2010, the Company paid $10.5 million to acquire a minority interest in a privately-held company. Subsequent to the purchase of those securities but prior to December 31, 2010, the privately-held company exercised its irrevocable call right for those shares and tendered payment for a total of $10.5 million. The Company is disputing the fair value asserted by the privately-held company and believes that the shares had a fair value on the date of the exercise of the call right greater than the amount tendered. Due to the exercise of the irrevocable call right, the Company did not own those shares of that privately-held company as of December 31, 2010, and accordingly has recorded the $10.5 million in prepaid expenses and other current assets. The potential recovery of any additional amount depends upon several contested factors, and is considered a gain contingency and therefore has not been recorded in the Company’s consolidated financial statements. At September 30, 2011, the Company still has $10.5 million recorded in prepaid expenses and other current assets.

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

The following table reconciles third party revenues to direct revenues for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended September 30, 2011
	Technical Services	Field Services (1)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$209,245	$117,448	$113,543	$115,554	$263	$556,053
Intersegment revenues, net	4,612	(6,274)	4,323	(2,091)	(570)	—
Direct revenues	$213,857	$111,174	$117,866	$113,463	$(307)	$556,053

	For the Three Months Ended September 30, 2010
	Technical Services	Field Services (2)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$177,266	$183,120	$79,723	$47,503	$39	$487,651
Intersegment revenues, net	5,577	(8,814)	2,239	1,529	(531)	—
Direct revenues	$182,843	$174,306	$81,962	$49,032	$(492)	$487,651

	For the Nine Months Ended September 30, 2011
	Technical Services	Field Services (1)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$597,022	$252,322	$333,502	$254,805	$599	$1,438,250
Intersegment revenues, net	13,963	(15,848)	363	3,066	(1,544)	—
Direct revenues	$610,985	$236,474	$333,865	$257,871	$(945)	$1,438,250

	For the Nine Months Ended September 30, 2010
	Technical Services	Field Services (2)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$498,202	$396,496	$270,847	$148,666	$(25)	$1,314,186
Intersegment revenues, net	17,653	(22,077)	608	5,151	(1,335)	—
Direct revenues	$515,855	$374,419	$271,455	$153,817	$(1,360)	$1,314,186
_______________________
(1)          During the three and nine months ended September 30, 2011, third party revenues for the Field Services segment included revenues associated with the Yellowstone River oil spill response efforts of $41.5 million.

(2)          During the three and nine months ended September 30, 2010, third party revenues for the Field Services segment included revenues associated with the oil spill response efforts in the Gulf of Mexico and Michigan of $123.8 million and $232.4 million, respectively.

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA:
Technical Services	$59,005	$46,195	$163,956	$123,760
Field Services	22,746	48,430	41,592	95,064
Industrial Services	22,677	18,947	71,882	62,929
Oil and Gas Field Services	28,416	10,473	51,508	27,935
Corporate Items	(29,013)	(25,286)	(76,289)	(65,304)
Total	$103,831	$98,759	$252,649	$244,384

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,435	$2,495	$7,231	$7,799
Depreciation and amortization	34,604	22,892	87,000	67,671
Income from operations	66,792	73,372	158,418	168,914
Other (income) loss	(164)	669	(5,931)	(2,485)
Loss on early extinguishment of debt	—	2,294	—	2,294
Interest expense, net of interest income	10,927	7,198	28,047	21,772
Income from continuing operations before provision for income taxes	$56,029	$63,211	$136,302	$147,333

The following table presents assets by reported segment and in the aggregate (in thousands):

	September 30, 2011	December 31, 2010
Property, plant and equipment, net
Technical Services	$292,652	$259,582
Field Services	36,130	32,311
Industrial Services	231,979	180,781
Oil and Gas Field Services	278,546	151,244
Corporate Items	41,412	31,476
Total property, plant and equipment, net	$880,719	$655,394
Intangible assets:
Technical Services
Goodwill	$45,965	$33,448
Permits and other intangibles, net	79,509	66,075
Total Technical Services	125,474	99,523
Field Services
Goodwill	3,088	3,088
Permits and other intangibles, net	3,331	3,651
Total Field Services	6,419	6,739
Industrial Services
Goodwill	45,941	10,934
Permits and other intangibles, net	20,531	17,906
Total Industrial Services	66,472	28,840
Oil and Gas Field Services
Goodwill	39,702	12,782
Permits and other intangibles, net	37,599	26,768
Total Oil and Gas Field Services	77,301	39,550
Total	$275,666	$174,652

The following table presents the total assets by reported segment (in thousands):

	September 30, 2011	December 31, 2010
Technical Services	$588,389	$525,286
Field Services	44,998	35,253
Industrial Services	322,631	221,472
Oil and Gas Field Services	463,863	272,479
Corporate Items	590,504	547,985
Total	$2,010,385	$1,602,475

The following table presents the total assets by geographical area (in thousands):

	September 30, 2011	December 31, 2010
United States	$1,109,827	$933,550
Canada	894,850	664,534
Other foreign	5,708	4,391
Total	$2,010,385	$1,602,475

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

As of December 31, 2010, the Company had outstanding $270.0 million aggregate principal amount of 7.625% senior secured notes due 2016 issued by the parent company, Clean Harbors, Inc., and on March 24, 2011, the parent company issued an additional $250.0 million aggregate principal amount of such notes.  The combined $520.0 million of the parent’s senior secured notes outstanding at September 30, 2011 is guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.  The parent’s notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at September 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$91,557	$145,150	$20,452	$—	$257,159
Intercompany receivables	346,750	—	148,818	(495,568)	—
Other current assets	15,139	329,710	224,262	—	569,111
Property, plant and equipment, net	—	389,481	491,238	—	880,719
Investments in subsidiaries	1,002,994	377,275	94,626	(1,474,895)	—
Intercompany debt receivable	—	443,819	3,701	(447,520)	—
Other long-term assets	16,327	115,352	171,717	—	303,396
Total assets	$1,472,767	$1,800,787	$1,154,814	$(2,417,983)	$2,010,385
Liabilities and Stockholders’ Equity:
Current liabilities	$39,568	$208,021	$145,979	$—	$393,568
Intercompany payables	—	495,568	—	(495,568)	—
Closure, post-closure and remedial liabilities, net	—	131,490	20,113	—	151,603
Long-term obligations	524,590	—	—	—	524,590
Capital lease obligations, net	—	573	6,958	—	7,531
Intercompany debt payable	3,701	—	443,819	(447,520)	—
Other long-term liabilities	64,702	8,326	19,859	—	92,887
Total liabilities	632,561	843,978	636,728	(943,088)	1,170,179
Stockholders’ equity	840,206	956,809	518,086	(1,474,895)	840,206
Total liabilities and stockholders’ equity	$1,472,767	$1,800,787	$1,154,814	$(2,417,983)	$2,010,385

Following is the condensed consolidating balance sheet at December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$100,476	$124,582	$77,152	$—	$302,210
Intercompany receivables	371,559	—	—	(371,559)	—
Other current assets	15,521	279,895	154,911	—	450,327
Property, plant and equipment, net	—	302,028	353,366	—	655,394
Investments in subsidiaries	628,723	259,294	91,654	(979,671)	—
Intercompany debt receivable	—	368,804	3,701	(372,505)	—
Other long-term assets	7,768	87,888	98,888	—	194,544
Total assets	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475
Liabilities and Stockholders’ Equity:
Current liabilities	$13,935	$201,384	$90,965	$—	$306,284
Intercompany payables	—	222,750	148,809	(371,559)	—
Closure, post-closure and remedial liabilities, net	—	141,280	20,494	—	161,774
Long-term obligations	264,007	—	—	—	264,007
Capital lease obligations, net	—	249	6,590	—	6,839
Intercompany debt payable	3,701	—	368,804	(372,505)	—
Other long-term liabilities	61,577	2,531	18,636	—	82,744
Total liabilities	343,220	568,194	654,298	(744,064)	821,648
Stockholders’ equity	780,827	854,297	125,374	(979,671)	780,827
Total liabilities and stockholders’ equity	$1,124,047	$1,422,491	$779,672	$(1,723,735)	$1,602,475

Following is the consolidating statement of income for the three months ended September 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$327,093	$237,589	$(8,629)	$556,053
Cost of revenues (exclusive of items shown separately below)	—	229,272	165,875	(8,629)	386,518
Selling, general and administrative expenses	27	39,889	25,788	—	65,704
Accretion of environmental liabilities	—	2,120	315	—	2,435
Depreciation and amortization	—	16,069	18,535	—	34,604
Income from operations	(27)	39,743	27,076	—	66,792
Other income	—	51	113	—	164
Interest (expense) income	(10,739)	(10)	(178)	—	(10,927)
Equity in earnings of subsidiaries	52,408	18,548	—	(70,956)	—
Intercompany dividend income (expense)	—	—	3,491	(3,491)	—
Intercompany interest income (expense)	—	6,759	(6,759)	—	—
Income from operations before provision for income taxes	41,642	65,091	23,743	(74,447)	56,029
Provision for income taxes	4,509	8,335	6,052	—	18,896
Net income (loss)	$37,133	$56,756	$17,691	$(74,447)	$37,133

Following is the consolidating statement of income for the three months ended September 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$346,045	$142,426	$(820)	$487,651
Cost of revenues (exclusive of items shown separately below)	—	235,915	100,178	(820)	335,273
Selling, general and administrative expenses	25	40,903	12,691	—	53,619
Accretion of environmental liabilities	—	2,218	277	—	2,495
Depreciation and amortization	—	12,367	10,525	—	22,892
Income from operations	(25)	54,642	18,755	—	73,372
Other income (loss)	—	74	(743)	—	(669)
Loss on early extinguishment of debt	(2,294)	—	—	—	(2,294)
Interest (expense) income	(7,196)	78	(80)	—	(7,198)
Equity in earnings of subsidiaries	56,001	8,641	—	(64,642)	—
Intercompany dividend income (expense)	—	—	3,292	(3,292)	—
Intercompany interest income (expense)	—	8,243	(8,243)	—	—
Income from continuing operations before provision for income taxes	46,486	71,678	12,981	(67,934)	63,211
Provision for income taxes	7,659	12,596	4,129	—	24,384
Income from continuing operations	38,827	59,082	8,852	(67,934)	38,827
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	$38,827	$59,082	$8,852	$(67,934)	$38,827

Following is the consolidating statement of income for the nine months ended September 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$838,654	$619,615	$(20,019)	$1,438,250
Cost of revenues (exclusive of items shown separately below)	—	582,767	444,101	(20,019)	1,006,849
Selling, general and administrative expenses	77	114,621	64,054	—	178,752
Accretion of environmental liabilities	—	6,297	934	—	7,231
Depreciation and amortization	—	41,760	45,240	—	87,000
Income from operations	(77)	93,209	65,286	—	158,418
Other income	—	3,781	2,150	—	5,931
Interest (expense) income	(28,045)	163	(165)	—	(28,047)
Equity in earnings of subsidiaries	129,273	50,260	—	(179,533)	—
Intercompany dividend income (expense)	—	—	10,484	(10,484)	—
Intercompany interest income (expense)	—	24,459	(24,459)	—	—
Income from operations before provision for income taxes	101,151	171,872	53,296	(190,017)	136,302
Provision for income taxes	12,132	21,511	13,640	—	47,283
Net income	$89,019	$150,361	$39,656	$(190,017)	$89,019

Following is the consolidating statement of income for the nine months ended September 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$869,468	$449,354	$(4,636)	$1,314,186
Cost of revenues (exclusive of items shown separately below)	—	597,323	327,283	(4,636)	919,970
Selling, general and administrative expenses	75	109,947	39,810	—	149,832
Accretion of environmental liabilities	—	6,958	841	—	7,799
Depreciation and amortization	—	35,894	31,777	—	67,671
Income from operations	(75)	119,346	49,643	—	168,914
Other income (loss)	—	388	2,097	—	2,485
Loss on early extinguishment of debt	(2,294)	—	—	—	(2,294)
Interest (expense) income	(21,668)	127	(231)	—	(21,772)
Equity in earnings of subsidiaries	149,216	35,457	—	(184,673)	—
Intercompany dividend income (expense)	—	—	9,904	(9,904)	—
Intercompany interest income (expense)	—	24,450	(24,450)	—	—
Income from continuing operations before provision for income taxes	125,179	179,768	36,963	(194,577)	147,333
Provision for income taxes	17,993	26,960	(2,012)	—	42,941
Income from continuing operations	107,186	152,808	38,975	(194,577)	104,392
Income from discontinued operations, net of tax	—	—	2,794	—	2,794
Net income	$107,186	$152,808	$41,769	$(194,577)	$107,186

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(16,908)	$77,653	$90,591	$151,336
Cash flows from investing activities:
Additions to property, plant and equipment	—	(75,274)	(38,370)	(113,644)
Acquisitions, net of cash acquired	—	(50,166)	(286,794)	(336,960)
Costs to obtain or renew permits	—	(486)	(1,870)	(2,356)
Proceeds from sales of fixed assets	—	545	5,380	5,925
Proceeds from sale of marketable securities	—	—	425	425
Proceeds from sale of long term investments	—	1,000	—	1,000
Investment in subsidiaries	(258,597)	178,884	79,713	—
Net cash from investing activities	(258,597)	54,503	(241,516)	(445,610)

Cash flows from financing activities:
Change in uncashed checks	—	(1,363)	(1,217)	(2,580)
Proceeds from exercise of stock options	1,089	—	—	1,089
Proceeds from employee stock purchase plan	2,451	—	—	2,451
Remittance of shares, net	(1,897)	—	—	(1,897)
Excess tax benefit of stock-based compensation	1,949	—	—	1,949
Deferred financing costs paid	(8,442)	—	—	(8,442)
Payments on capital leases	—	(532)	(5,243)	(5,775)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250	—	—	261,250
Dividends (paid) / received	10,186	(24,306)	14,120	—
Interest (payments) / received	—	35,088	(35,088)	—
Intercompany debt	—	(120,475)	120,475	—
Net cash from financing activities	266,586	(111,588)	92,858	247,856
Effect of exchange rate change on cash	—	—	1,367	1,367
(Decrease) increase in cash and cash equivalents	(8,919)	20,568	(56,700)	(45,051)
Cash and cash equivalents, beginning of period	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of period	$91,557	$145,150	$20,452	$257,159

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(3,688)	$100,673	$56,945	$153,930
Cash flows from investing activities:
Additions to property, plant and equipment	—	(42,501)	(32,240)	(74,741)
Acquisitions, net of cash acquired	—	(13,846)	—	(13,846)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,203)	(2,059)	(3,262)
Purchase of available for sale securities	—	—	(1,486)	(1,486)
Proceeds from sale of fixed assets and assets held for sale	—	997	14,966	15,963
Proceeds from sale of marketable securities	—	—	2,627	2,627
Proceeds from sale of long-term investments	—	1,300	—	1,300
Proceeds from insurance settlement	—	—	1,336	1,336
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(236,700)	181,447	(16,856)	(72,109)

Cash flows from financing activities:
Change in uncashed checks	—	(1,347)	(3,335)	(4,682)
Proceeds from exercise of stock options	550	—	—	550
Proceeds from employee stock purchase plan	1,769	—	—	1,769
Remittance of shares, net	(198)	—	—	(198)
Excess tax benefit of stock-based compensation	1,221	—	—	1,221
Deferred financing costs paid	(53)	—	—	(53)
Payments of capital leases	—	(284)	(3,077)	(3,361)
Principle payment on debt	(30,000)	—	—	(30,000)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	19,363	(19,363)	—
Intercompany debt	236,700	(236,700)	—	—
Net cash from financing activities	209,989	(218,968)	(25,923)	(34,902)
Effect of exchange rate change on cash	—	—	451	451
(Decrease) increase in cash and cash equivalents	(30,399)	63,152	14,617	47,370
Cash and cash equivalents, beginning of period	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of period	$110,939	$113,560	$56,417	$280,916

(16) SUBSEQUENT EVENT

On November 2, 2011, the Company announced that it expects to temporarily idle the hazardous waste incinerator in Ville Mercier, Quebec, for approximately eighteen months from the beginning of the first quarter of 2012. Factors influencing the decision include uncertainties over the local economic environment and the Company's ability to transfer waste streams to its other facilities. The Company has performed an analysis of the long-lived assets and concluded that there was no impairment from the temporary idling of the incinerator. The Company will continue to monitor for impairment as necessary. The Company expects to recognize idling costs and severance costs in the fourth quarter of 2011 which in the aggregate are not material.

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

During the quarter ended March 31, 2011, we re-aligned our management reporting structure. Under the new structure, our operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, we re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  This new structure reflects the way management makes operating decisions and manages the growth and profitability of the business.  The amounts presented for the three and nine months ended September 30, 2010 have been recast to reflect the impact of such changes.  Under the new structure, the four operating segments consist of:

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

Overview

During the quarter ended September 30, 2011, we acquired (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $144.2 million, including the assumption and payment of debt of $25.0 million, and preliminary post-closing adjustments of $6.5 million based upon the assumed target amounts of working capital.

Our current period acquisitions discussed above will (i) enhance our service offerings to our customers and our reputation as a leading provider of comprehensive field services for the oil and gas sectors; (ii) provide a complement to our catalyst handling, industrial and specialty industrial services for the refinery and petrochemical industry; and (iii) help expand our growing lodging business, respectively. These current period acquisitions have been integrated with the Oil and Gas Field Services, Technical Services and Industrial Services segments of our operations and reporting structure.

On June 10, 2011, we completed the acquisition of Peak Energy Services Ltd. (“Peak”) and integrated the Peak operations with our existing systems and processes. Peak is a diversified energy services organization headquartered in Calgary, Alberta, operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada.  Peak also provides water technology solutions to a variety of customers throughout North America. Peak employs approximately 900 people. We anticipate that this acquisition will expand our presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support. The Peak business has been integrated within the Oil and Gas Field Services and Industrial Services segments of our operations and reporting structure.

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

During the three months ended September 30, 2011, our revenues were $556.1 million, compared with $487.7 million during the three months ended September 30, 2010.  Revenue for the three months ended September 30, 2011 included our emergency response efforts related to the Yellowstone River oil spill in Montana of $41.5 million. The same period in the prior year included revenue associated with the oil spill response efforts at the Gulf of Mexico and Michigan of $123.8 million. The year-over-year revenue growth, exclusive of the oil spill project work, was driven by broad-based growth across all of our segments.  Our revenues were also favorably impacted by $8.3 million due to the strengthening of the Canadian dollar.

Our Technical Services revenues accounted for 38% of our total revenues for the three months ended September 30, 2011.  The year-over-year increase in revenues of 17% was primarily due to revenue growth at our incinerators, treatment, storage and disposal facilities, and landfills.  The utilization rate at our incinerators was 89% and our landfill volumes increased more than 16% year-over-year.

Our Field Services revenues accounted for 20% of our total revenues for the three months ended September 30, 2011. Exclusive of the oil spill project revenues generated during the three months ended September 30, 2010 and 2011, the year-over-year increase in Field Services revenues of approximately 38% resulted primarily from a steady stream of large-scale project work.

Our Industrial Services revenues accounted for 21% of our total revenues for the three months ended September 30, 2011. The year-over-year increase in revenue of 44% was primarily due to work performed for an unplanned shutdown at one of our customer’s sites, continued investment in the oil sands region of Canada, incremental revenues from refinery turnaround work, revenues associated with the acquisitions including Peak, and high utilization rates at the camps in our lodging business.

Our Oil and Gas Field Services revenues accounted for 20% of our total revenues for the three months ended September 30, 2011. The year-over-year increase of 131% was primarily due to contributions from the acquisitions including Peak, increased activity in Western Canada due to increased oil prices, and continued investments in U.S. gas and oil production resulting in increased demand for our services.

Our cost of revenues increased from $335.3 million in the third quarter of 2010 to $386.5 million in the third quarter of 2011.  The third quarter of 2011 included $28.9 million of cost of revenues associated with the Yellowstone oil spill project and 2010 included $74.4 million of cost of revenues associated with the Gulf of Mexico and Michigan oil spill projects.   Exclusive of those oil spill costs, our cost of revenues increased primarily due to costs associated with our recent acquisitions and because of our increased revenues.  Our gross profit margin was 30.5% for the three months ended September 30, 2011, which is down slightly from 31.2% in the same period last year when we benefited from the $124 million in higher emergency response revenue.

During the three months ended September 30, 2011, our net income was also affected by an effective tax rate for the current quarter of 33.7%, compared with 38.6% for the same period last year. The decrease in the effective tax rate was primarily attributable to a valuation allowance release in the third quarter of 2011 associated with our foreign tax credits and the increased profits attributable to Canada, which has a lower corporate income tax rate as compared to the United States.

Environmental Liabilities

We have accrued environmental liabilities as of September 30, 2011, of approximately $167.5 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the nine months ended September 30, 2011 of $2.5 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general and administrative costs.  During the nine months ended September 30, 2011, a benefit of approximately $1.0 million was recorded in cost of revenues and a benefit of approximately $1.5 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our consolidated financial statements included in Item 1 of this report.

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

	Percentage of Total Revenues
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	69.5	68.8	70.0	70.0
Selling, general and administrative expenses	11.8	11.0	12.4	11.4
Accretion of environmental liabilities	0.4	0.5	0.5	0.6
Depreciation and amortization	6.2	4.7	6.0	5.1
Income from operations	12.1	15.0	11.1	12.9
Other income	—	(0.1)	0.4	0.2
Loss on early extinguishment of debt	—	(0.4)	—	(0.2)
Interest expense, net of interest income	(2.0)	(1.5)	(2.0)	(1.7)
Income from continuing operations before provision for income taxes	10.1	13.0	9.5	11.2
Provision for income taxes	3.4	5.0	3.3	3.3
Income from continuing operations	6.7	8.0	6.2	7.9
Income from discontinued operations, net of tax	—	—	—	0.2
Net income	6.7%	8.0%	6.2%	8.1%

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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$37,133	$38,827	$89,019	$107,186
Accretion of environmental liabilities	2,435	2,495	7,231	7,799
Depreciation and amortization	34,604	22,892	87,000	67,671
Other (income) loss	(164)	669	(5,931)	(2,485)
Loss on early extinguishment of debt	—	2,294	—	2,294
Interest expense, net	10,927	7,198	28,047	21,772
Provision for income taxes	18,896	24,384	47,283	42,941
Income from discontinued operations, net of tax	—	—	—	(2,794)
Adjusted EBITDA	$103,831	$98,759	$252,649	$244,384

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Nine Months Ended
	September 30,
	2011	2010
Adjusted EBITDA	$252,649	$244,384
Interest expense, net	(28,047)	(21,772)
Provision for income taxes	(47,283)	(42,941)
Income from discontinued operations, net of tax	—	2,794
Allowance for doubtful accounts	623	163
Amortization of deferred financing costs and debt discount	1,230	2,221
Change in environmental liability estimates	(2,467)	(5,391)
Deferred income taxes	(197)	540
Stock-based compensation	5,329	5,220
Excess tax benefit of stock-based compensation	(1,949)	(1,221)
Income tax benefits related to stock option exercises	1,949	1,215
Eminent domain compensation	3,354	—
Gain on sales of businesses	—	(2,678)
Prepayment penalty on early extinguishment of debt	—	(900)
Environmental expenditures	(8,551)	(8,704)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32,670)	(63,714)
Other current assets	(14,113)	(18,456)
Accounts payable	30,241	47,828
Other current liabilities	(8,762)	15,342
Net cash from operating activities	$151,336	$153,930

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three and nine months ended September 30, 2011 and 2010 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes made in the first quarter of 2011 in how we manage our business. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 8, “Financial Statements and Supplementary Data,” and in particular Note 16, “Segment Reporting,” included in our Current Report on Form 8-K filed on July 15, 2011 and Item 1, “Unaudited Financial Statements” and in particular Note 14, “Segment Reporting,” in this report.

Three months ended September 30, 2011 versus the three months ended September 30, 2010

	Summary of Operations (in thousands)
	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change

Direct Revenues:
Technical Services	$213,857	$182,843	$31,014	17.0%
Field Services	111,174	174,306	(63,132)	(36.2)
Industrial Services	117,866	81,962	35,904	43.8
Oil and Gas Field Services	113,463	49,032	64,431	131.4
Corporate Items	(307)	(492)	185	(37.6)
Total	556,053	487,651	68,402	14.0

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	136,685	119,737	16,948	14.2
Field Services	81,960	117,569	(35,609)	(30.3)
Industrial Services	86,950	58,090	28,860	49.7
Oil and Gas Field Services	77,549	38,647	38,902	100.7
Corporate Items	3,374	1,230	2,144	174.3
Total	386,518	335,273	51,245	15.3

Selling, General & Administrative Expenses:
Technical Services	18,167	16,911	1,256	7.4
Field Services	6,468	8,307	(1,839)	(22.1)
Industrial Services	8,239	4,925	3,314	67.3
Oil and Gas Field Services	7,498	(88)	7,586	8,620.5
Corporate Items	25,332	23,564	1,768	7.5
Total	65,704	53,619	12,085	22.5

Adjusted EBITDA:
Technical Services	59,005	46,195	12,810	27.7
Field Services	22,746	48,430	(25,684)	(53.0)
Industrial Services	22,677	18,947	3,730	19.7
Oil and Gas Field Services	28,416	10,473	17,943	171.3
Corporate Items	(29,013)	(25,286)	(3,727)	14.7
Total	$103,831	$98,759	$5,072	5.1%
_______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 17.0%, or $31.0 million in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to changes in product mix and increases in pricing ($10.5 million), increases in volumes being processed through our landfills, treatment, storage and disposal facilities, and waste water treatment plants ($8.0 million), the strengthening of the Canadian dollar ($1.8 million), a slight increase due to an acquisition in August 2011 and an increase in our base business. These increases were partially offset by reductions in volumes being processed through our incinerators and solvent recycling facilities ($1.2 million).

Field Services revenues decreased 36.2%, or $63.1 million, in the three months ended September 30, 2011 from the comparable period in 2010.  Field Services performed emergency response work related to the Yellowstone River oil spill in Montana during the three months ended September 30, 2011 and in the Gulf of Mexico and Michigan during the three months ended September 30, 2010 which accounted for $41.5 million and $123.8 million, respectively, of our third party revenues.  Excluding those oil spill project revenues, Field Services revenues increased for the three months ended September 30, 2011 from the comparable period in 2010 primarily due to our large remedial project business ($3.9 million), our polychlorinated biphenyls (“PCB”) business ($2.9 million), and our oil recycling business due to increased pricing and volumes ($0.7 million).  The remaining increase related primarily to growth in our base business.

Industrial Services revenues increased 43.8%, or $35.9 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to an increase in our lodging business ($19.1 million), an increase in shutdown work performed at our refinery customers in Western Canada, the strengthening of the Canadian dollar ($3.4 million), and growth in the oil sands region of Canada. These increases resulted partially from revenues associated with recent acquisitions including Peak in June 2011.

Oil and Gas Field Services revenues increased 131.4%, or $64.4 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($35.1 million), increased exploration activities partially from revenues associated with an acquisition in July 2011 and from increased oil prices ($18.9 million), and an increase in the energy services business ($14.1 million) offset partially by intersegment expenses incurred.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries particularly in the Alberta oil sands and other parts of Western Canada, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 14.2%, or $16.9 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($4.2 million), vehicle and equipment repair costs ($2.7 million), outside disposal and rail costs ($2.6 million), fuel expense ($2.5 million), chemicals and consumables expenses ($1.3 million), turnaround and downtime costs ($1.1 million), materials and supplies costs ($0.9 million), materials for reclaim costs ($0.8 million), equipment rental and leased equipment costs ($0.7 million), subcontractor fees ($0.6 million), and the strengthening of the Canadian dollar ($1.0 million) offset partially by favorable changes in environmental liability estimates ($0.5 million) and a reduction in outside transportation costs ($0.3 million).

Field Services cost of revenues decreased 30.3%, or $35.6 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to decreased subcontractor fees, materials and supplies costs, equipment rental costs, travel and other costs associated with our large event business ($46.6 million). This decrease resulted largely from the level of work performed on the Yellowstone oil spill project during the third quarter of 2011 being significantly less than that of the oil spill project business in the Gulf of Mexico and Michigan that occurred during the comparable period of 2010.  Excluding those oil spill project costs, Field Services cost of revenues increased $11.0 million for the three months ended September 30, 2011 from the comparable period in 2010 primarily due to increases in subcontractor fees ($1.7 million), materials and supplies costs ($1.2 million), materials for reclaim or resale ($1.1 million), equipment rental fees ($1.0 million), outside disposal costs ($1.0 million), labor and related expenses ($0.8 million), travel costs ($0.8 million) and fuel costs ($0.7 million).

Industrial Services cost of revenues increased 49.7%, or $28.9 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to increased salary and labor expenses ($13.1 million), subcontractor fees ($4.0 million), material and supplies expenses ($3.3 million), catering costs associated with the increased lodging services revenues ($2.8 million), vehicle expenses ($2.1 million), fuel expenses ($1.5 million), travel costs related to the shutdown activity ($0.6 million), and the strengthening of the Canadian dollar ($2.3 million) offset partially by decreases in lease operator expenses due to buyout of leases ($3.7 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Oil and Gas Field Services cost of revenues increased 100.7%, or $38.9 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to salary and labor expenses ($17.7 million), materials and supplies costs ($3.2 million), vehicle expenses ($2.8 million), subcontractor fees ($2.7 million), fuel expenses ($2.5 million), travel costs ($2.2 million), equipment repair expenses ($1.9 million), and the strengthening of the Canadian dollar ($2.3 million), offset partially by decreases in lease operator expenses due to buyout of leases ($0.9 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Corporate Items cost of revenues increased $2.1 million for the three months ended September 30, 2011, as compared to the same period in 2010 primarily due to increased health insurance related costs ($0.9 million), materials and supplies costs ($0.5 million) and labor and related costs ($0.4 million).

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 7.4%, or $1.3 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to increased salaries and commissions and bonus expense.

Field Services selling, general and administrative expenses decreased 22.1%, or $1.8 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to a decrease in commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 67.3%, or $3.3 million, in the three months ended September 30, 2011 from the comparable period in 2010 primarily due to increased salaries, commissions and bonus expense.

Oil and Gas Field Services selling, general and administrative expenses were $7.5 million for the three months ended September 30, 2011, as compared to ($0.1) million for the same period in 2010. The increase was primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense, and due to the recovery in 2010 of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded.

Corporate Items selling, general and administrative expenses increased 7.5%, or $1.8 million, for the three months ended September 30, 2011, as compared to the same period in 2010 primarily due to increases in professional fees primarily related to acquisition costs ($1.3 million), salaries and bonuses ($1.0 million), rent expense ($0.7 million), severance costs ($0.6 million), stock-based compensation costs ($0.3 million) and the impact on our balance sheet of the strengthening of the Canadian dollar ($0.3 million), offset partially by a reductions in year-over-year expense associated with employer contribution costs related to U.S. and Canadian retirement savings plans ($1.6 million) and marketing and branding costs ($1.5 million).

Depreciation and Amortization

	Three Months Ended September 30,
	(in thousands)
	2011	2010
Depreciation of fixed assets	$28,456	$18,056
Landfill and other amortization	6,148	4,836
Total depreciation and amortization	$34,604	$22,892

Depreciation and amortization increased 51.2%, or $11.7 million, in the third quarter of 2011 compared to the same period in 2010. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.

Loss on Early Extinguishment of Debt

During the third quarter of 2010, we recorded a $2.3 million loss on the early extinguishment of debt for the redemption of $30.0 million of our then outstanding $300.0 million senior secured notes.  The loss included a $0.9 million premium and non-cash expenses of $0.7 million related to unamortized financing costs and $0.7 million of unamortized discount.

Interest Expense, Net

	Three Months Ended September 30,
	(in thousands)
	2011	2010
Interest expense	$11,080	$7,495
Interest income	(153)	(297)
Interest expense, net	$10,927	$7,198

Interest expense, net increased $3.7 million in the third quarter of 2011 compared to the same period in 2010. The increase in interest expense was primarily due to the issuance of $250.0 million in senior secured notes in March 2011 and the amendment of our revolving credit facility in May 2011.

Nine months ended September 30, 2011 versus the nine months ended September 30, 2010

	Summary of Operations (in thousands)
	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Direct Revenues:
Technical Services	$610,985	$515,855	$95,130	18.4%
Field Services	236,474	374,419	(137,945)	(36.8)
Industrial Services	333,865	271,455	62,410	23.0
Oil and Gas Field Services	257,871	153,817	104,054	67.6
Corporate Items	(945)	(1,360)	415	(30.5)
Total	1,438,250	1,314,186	124,064	9.4

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	394,628	342,580	52,048	15.2
Field Services	175,643	257,596	(81,953)	(31.8)
Industrial Services	238,645	193,725	44,920	23.2
Oil and Gas Field Services	189,181	121,314	67,867	55.9
Corporate Items	8,752	4,755	3,997	84.1
Total	1,006,849	919,970	86,879	9.4

Selling, General & Administrative Expenses:
Technical Services	52,401	49,515	2,886	5.8
Field Services	19,239	21,759	(2,520)	(11.6)
Industrial Services	23,338	14,801	8,537	57.7
Oil and Gas Field Services	17,182	4,568	12,614	276.1
Corporate Items	66,592	59,189	7,403	12.5
Total	178,752	149,832	28,920	19.3

Adjusted EBITDA:
Technical Services	163,956	123,760	40,196	32.5
Field Services	41,592	95,064	(53,472)	(56.2)
Industrial Services	71,882	62,929	8,953	14.2
Oil and Gas Field Services	51,508	27,935	23,573	84.4
Corporate Items	(76,289)	(65,304)	(10,985)	16.8
Total	$252,649	$244,384	$8,265	3.4%
 _______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 18.4%, or $95.1 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to changes in product mix and increases in pricing ($31.6 million), increases in volumes being processed through our landfills, treatment, storage and disposal facilities, incinerators and waste water treatment plants ($23.1 million), the strengthening of the Canadian dollar ($4.4 million), a slight increase due to an acquisition in August 2011 and an increase in our base business. These increases were partially offset by reductions in volumes being processed through our solvent recycling facilities ($1.2 million).

Field Services revenues decreased 36.8%, or $137.9 million, in the nine months ended September 30, 2011 from the comparable period in 2010.  Field Services performed emergency response work related to the Yellowstone River oil spill in Montana during the nine months ended September 30, 2011 and in the Gulf of Mexico and Michigan during the nine months ended September 30, 2010 which accounted for $41.5 million and $232.4 million, respectively, of our third party revenues.  Excluding those oil spill project revenues, Field Services revenues increased for the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to our PCB business ($9.0 million), increases in large remedial project business ($5.8 million), and increases in our oil recycling business due to increased pricing and volumes ($1.7 million), and the strengthening of the Canadian dollar ($0.4 million).

Industrial Services revenues increased 23.0%, or $62.4 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to an increase in our lodging business ($24.4 million), an increase in shutdown work performed at our refinery customers in Western Canada ($17.0 million), the strengthening of the Canadian dollar ($10.6 million), and growth in the oil sands region of Canada. These increases resulted partially from revenues associated with recent acquisitions including Peak in June 2011.

Oil and Gas Field Services revenues increased 67.6%, or $104.1 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($41.3 million), increased exploration activity in North Western Canada generated from the increased price of oil, from revenues associated with an acquisition in July 2011, and the prolonged and seasonably cold winter in Western Canada supporting an extended period of drilling activity ($33.5 million), the benefit of the economic recovery for the energy services business, response to a pipeline break in the High Level, Alberta market and the strengthening of the Canadian dollar ($8.3 million).

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

Cost of Revenues

Technical Services cost of revenues increased 15.2%, or $52.0 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($11.4 million), fuel expense ($8.2 million), outside transportation costs ($6.5 million), outside disposal and rail expenses ($5.7 million), vehicle expenses and equipment repairs ($4.8 million), materials and supplies costs ($3.6 million), turnaround and downtime costs ($3.4 million), materials for reclaim costs ($3.2 million), chemicals and consumables costs ($2.4 million), equipment rentals and leased equipment costs ($2.1 million), subcontractor, temporary and owner operator fees ($1.4 million), and the strengthening of the Canadian dollar ($2.7 million), offset partially by a year-over-year increase in favorable changes in environmental liability estimates ($0.8 million).

Field Services cost of revenues decreased 31.8%, or $82.0 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to decreased subcontractor fees, materials and supplies costs, equipment rental costs, fuel costs, travel and other costs associated with our large event business ($109.3 million). This decrease resulted largely from the level of work performed on the Yellowstone oil spill project during the nine months ended September 30, 2011 being significantly less than that of the oil spill project business in the Gulf of Mexico and Michigan that occurred during the comparable period of 2010.  Excluding those oil spill project costs, Field Services cost of revenues increased $27.3 million for the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to increases in materials for reclaim or resale ($4.5 million), labor and related expenses ($4.3 million), equipment rental fees ($3.0 million), outside disposal costs ($3.0 million), fuel costs ($2.5 million), subcontractor fees ($2.3 million), materials and supplies costs ($2.3 million), travel costs ($1.6 million) and vehicle expenses ($0.7 million).

Industrial Services cost of revenues increased 23.2%, or $44.9 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to salary and labor expenses ($28.4 million), vehicle expenses ($6.1 million), catering costs associated with the increased lodging services revenues ($5.3 million), material and supplies expenses ($4.6 million), fuel expenses (4.1 million), travel costs related to the shutdown activity ($2.7 million), subcontractor fees ($2.1 million), chemicals and consumables ($1.5 million), and utilities costs ($1.2 million), and the strengthening of the Canadian dollar ($7.3 million), offset partially by decreases in lease operator expenses due to buyout of leases ($21.2 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Oil and Gas Field Services cost of revenues increased 55.9%, or $67.9 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($30.7 million), fuel expenses ($7.1 million), vehicle expenses ($6.5 million), subcontractor fees ($4.9 million), materials and supplies costs ($4.0 million), travel costs ($3.6 million), equipment repair expenses ($3.5 million), insurance costs ($1.0 million), and the strengthening of the Canadian dollar ($6.6 million), offset partially by decreases in lease operator expenses due to buyout of leases ($2.6 million) and leased equipment costs ($1.0 million).  These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Corporate Items cost of revenues increased $4.0 million for the nine months ended September 30, 2011, as compared to the same period in 2010 primarily due to increased health insurance related costs ($2.9 million), materials and supplies costs ($0.6 million) and fuel and vehicle expenses ($0.6 million), offset partially by a reduction in insurance costs ($1.0 million).

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 5.8%, or $2.9 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to increased salaries, commissions and bonuses and a year-over-year decrease in favorable changes in environmental liability estimates.

Field Services selling, general and administrative expenses decreased 11.6%, or $2.5 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to a decrease in commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 57.7%, or $8.5 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense and travel costs.

Oil and Gas Field Services selling, general and administrative expenses increased 276.1%, or $12.6 million, in the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense, and due to the recovery in 2010 of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded.

Corporate Items selling, general and administrative expenses increased 12.5%, or $7.4 million, for the nine months ended September 30, 2011, as compared to the same period in 2010 primarily due to increases in salaries and bonuses ($2.6 million), professional fees primarily related to acquisition costs ($1.6 million), rent expense ($0.9 million), health insurance related costs ($0.7 million), and year-over-year decrease in favorable changes in environmental liability estimates ($3.0 million), offset partially by a reduction in marketing and branding costs ($1.8 million) and year-over-year severance costs ($0.5 million).

Depreciation and Amortization

	Nine Months Ended September 30,
	(in thousands)
	2011	2010
Depreciation of fixed assets	$70,410	$53,917
Landfill and other amortization	16,590	13,754
Total depreciation and amortization	$87,000	$67,671

Depreciation and amortization increased 28.6%, or $19.3 million, in the first nine months of 2011 compared to the same period in 2010. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangible assets resulting from recent acquisitions.

Other Income (Loss)

Other income (loss) increased $3.4 million in the nine months ended September 30, 2011 compared to the same period in 2010.  Other income in the nine months ended September 30, 2011 included compensation of $3.4 million received from the Santa Clara Valley Transit Authority for the release by eminent domain of certain rail rights in connection with our hazardous waste facility located in San Jose, California, as well as a $1.9 million gain on remeasurement of marketable securities as a result of the Peak acquisition. We remeasured our previously held common shares in Peak at their fair value and recognized the resulting gain in other income. Other income in the nine months ended September 30, 2010 included a gain on sale of certain other marketable securities of $2.4 million.

Loss on Early Extinguishment of Debt

During the third quarter of 2010, we recorded a $2.3 million loss on the early extinguishment of debt for the redemption of $30.0 million of our then outstanding $300.0 million senior secured notes.  The loss included a $0.9 million premium and non-cash expenses of $0.7 million related to unamortized financing costs and $0.7 million of unamortized discount.

Interest Expense, Net

	Nine Months Ended September 30,
	(in thousands)
	2011	2010
Interest expense	$28,747	$22,336
Interest income	(700)	(564)
Interest expense, net	$28,047	$21,772

Interest expense, net increased $6.3 million in the first nine months of 2011 compared to the same period in 2010. The increase in interest expense was primarily due to the issuance of $250.0 million in senior secured notes in March 2011 and the amendment of our revolving credit facility in May 2011.

Income from Discontinued Operations

In connection with our acquisition of Eveready, we agreed with the Canadian Commissioner of Competition to divest Eveready’s Pembina Area Landfill, located near Drayton Valley, Alberta, due to its proximity to our existing landfill in the region. Prior to its sale in April 2010, the Pembina Area Landfill met the held for sale criteria and therefore the fair value of its assets and liabilities less estimated costs to sell were recorded as held for sale in our consolidated balance sheet. In connection with this sale, we recognized a pre-tax gain of $1.3 million which, along with the net income through April 30, 2010 for the Pembina Area Landfill, has been recorded in income from discontinued operations on our consolidated statement of income for the nine months ended September 30, 2011. From January 1, 2010 to April 30, 2010, the Pembina Area Landfill recorded $2.2 million of revenues which are included in income from discontinued operations.

In addition to the above, we sold the mobile industrial health business in the second quarter of 2010 and recognized a $1.4 million pre-tax gain on sale which was recorded in income from discontinued operations.

Income Taxes

The Company’s effective tax rate (including taxes on income from discontinued operations) for the three and nine months ended September 30, 2011 was 33.7% and 34.7%, compared to 38.6% and 29.1% for the same periods in 2010.  The decrease in the effective tax rate for the three months ended September 30, 2011 was primarily attributable to the valuation allowance release that was recorded this quarter.  The increase in the effective tax rate for the nine months ended September 30, 2011 was primarily attributable to the decrease in unrecognized tax benefits recorded in the third quarter of 2010. Excluding this discrete item, the rate decreased 3.6% as compared to the nine months ended September 30, 2010 primarily due to the increased profits attributable to Canada, which has a lower corporate income tax rate as compared to the United States, the recording of an energy investment tax credit for a solar energy project placed in service, and the partial release of a valuation allowance that is associated with the Company's foreign tax credits.

Income tax expense (including taxes on income from discontinued operations) for the three months ended September 30, 2011 decreased $5.5 million to $18.9 million from $24.4 million for the comparable period in 2010. Income tax expense

(including taxes on income from discontinued operations) for the nine months ended September 30, 2011 increased $3.3 million to $47.3 million from $44.0 million for the comparable period in 2010.  The decreased tax expense for the three months ended September 30, 2011 was primarily attributable to a valuation allowance release that occurred this quarter. The release is associated with the Company's foreign tax credits. The increased tax expense for the nine months ended September 30, 2011 was primarily attributable to the decrease in unrecognized tax benefits recorded in the third quarter of 2010.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.  The liability for unrecognized tax benefits and related reserves as of September 30, 2011 and December 31, 2010, included accrued interest and penalties of $28.6 million and $26.2 million, respectively.  Tax expense for the each of the three months ended September 30, 2011 and 2010 included interest and penalties of $0.9 million . Tax expense for the nine months ended September 30, 2011 and 2010 included interest and penalties of $2.6 million and $3.2 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the nine months ended September 30, 2011, cash and cash equivalents decreased $45.1 million primarily due to the following:

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

•	During the third quarter of 2011, we completed three acquisitions for a combined cash consideration of approximately $137.6 million.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

We had accrued environmental liabilities as of September 30, 2011 of approximately $167.5 million, substantially all of which we assumed in connection with our acquisitions of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required.

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

Cash Flows for the nine months ended September 30, 2011

Cash from operating activities in the first nine months of 2011 was $151.3 million, a decrease of 1.7%, or $2.6 million, compared with cash from operating activities in the first nine months of 2010. The change was primarily the result of a net reduction in certain working capital items and a decrease in income from operations.

Cash used for investing activities in the first nine months of 2011 was $445.6 million, an increase of 518.0% or $373.5 million, compared with cash used for investing activities in the first nine months of 2010.  The increase was due primarily from higher year-over-year costs associated with acquisitions and additions to property, plant and equipment.

Cash from financing activities in the first nine months of 2011 was $247.9 million, compared with cash used for financing activities of $34.9 million in the first nine months of 2010. The change was primarily the result of the issuance of $250.0 million aggregate principal amount of 7.625% senior secured notes on March 24, 2011 and redemption of debt in the third quarter of 2010.

Cash Flows for the nine months ended September 30, 2010

Cash from operating activities in the first nine months of 2010 was $153.9 million, an increase of 131.4% or $87.4 million, compared with cash from operating activities in the first nine months of 2009. The change was primarily related to the activity from the two oil spill projects in the Gulf of Mexico and Michigan which resulted in an increase in income from operations and an increase in accounts payable offset by a net increase in accounts receivable.

Cash used for investing activities in the first nine months of 2010 was $72.1 million, a decrease of 28.8% or $29.1 million, compared with cash used for investing activities in the first nine months of 2009.  The decrease resulted primarily from proceeds related to the divestitures of the Pembina Area Landfill and the mobile industrial health business, offset by increased additions to property, plant and equipment.

Cash used for financing activities in the first nine months of 2010 was $34.9 million, compared with cash from financing activities of $2.2 million in the first nine months of 2009. The change was primarily the result of (i) net proceeds of $292.1 million from the August 2009 issuance of senior secured notes, offset by the payment on debt acquired related to the 2009 acquisitions of EnviroSORT Inc. and Eveready and (ii) the difference between the redemption of debt amounts between years.

Financing Arrangements

The financing arrangements and principal terms of our $520.0 million principal amount of senior secured notes which were outstanding at September 30, 2011, and our amended $250.0 million revolving credit facility are discussed further in Note 9, “Financing Arrangements,” to our financial statements included in Item 1 of this report.

As of September 30, 2011, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 10, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of September 30, 2011, $68.2 million of unrecognized tax benefits and related reserves, including $22.0 million of potential interest and $6.6 million of potential penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of September 30, 2011, our long-term investments included $4.2 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. During the three months ended September 30, 2011, we liquidated $1.0 million in auction rate securities at par. As of September 30, 2011, we have recorded an unrealized pre-tax loss of $0.5 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at September 30, 2011 (in thousands):

	Three Months Remaining
Scheduled Maturity Dates	2011	2012	2013	2014	2015	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$520,000	$520,000
Capital lease obligations	4,869	5,253	3,585	2,077	317	—	16,101
	$4,869	$5,253	$3,585	$2,077	$317	$520,000	$536,101
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

In addition to the fixed rate borrowings described in the above table, we had at September 30, 2011 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $250.0 million (with a $110.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2011, the Canadian subsidiaries transacted approximately 3.6% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.4 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $1.0 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, $4.2 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15e or 15d-15e that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, on June 10, 2011, the Company acquired Peak and during the third quarter of 2011, the Company completed three additional acquisitions. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Peak and all other acquisitions during the year to date. The Company will report on its assessment of the effectiveness of internal control over financial reporting for the integrated operations as of December 31, 2011.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 13, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.

Item 1A—Risk Factors

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of risk factors which investors should carefully consider before investing in our securities. The information below updates such discussion with respect to recent changes which have occurred in such risk factors, particularly as a result of our acquisitions during the second and third quarters of 2011 including Peak Energy Services Ltd., or “Peak" acquired on June 10, 2011. In addition, we have added such risk factors related to our issuance on March 24, 2011 of $250.0 million aggregate principal amount of 7.625% senior secured notes, or the “new notes,” and the increase on May 31, 2011 in our revolving credit facility from $120.0 million to $250.0 million. The new notes were issued in addition to the $270.0 million of then outstanding senior notes and are treated as a single class for all purposes including, without limitation, waivers, amendments, redemptions and other offers to purchase. This information should be read in conjunction with the risk factors and other information disclosed in our Annual Report on Form 10-K and this report on Form 10-Q.

Risks Relating to our acquisitions

If we are unable to successfully integrate the businesses and operations of our acquisitions and realize synergies in the expected time frame, our future results would be adversely affected.

Our integration of the businesses and operations of our acquisitions into our business and operations will require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems and integrating these businesses' systems and operations, and the integration process may be costly and time-consuming. The integration of these businesses will require the focused attention of both Clean Harbors’ and their management teams, including a significant commitment of their time and resources. The need for both Clean Harbors’ and their managements to focus on integration matters could have a material and adverse impact on the revenues and operating results of the combined company. The success of the acquisitions will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Clean Harbors and these businesses through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices among the companies. To realize these anticipated benefits, however, the businesses of Clean Harbors and these businesses must be successfully combined.

If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisitions may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration processes could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses, failure to implement the business plan for the combined businesses, unanticipated issues in integrating manufacturing, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and these businesses' customers and employees or to achieve the anticipated benefits of the acquisitions. These integration matters could have a material adverse effect on our business.

Our acquisitions may expose us to unknown liabilities.

Because we acquired all the outstanding common shares of Peak, and two other acquisitions, our investment in these businesses will be subject to all of their liabilities other than their respective debts which we paid at the time of the acquisition. If there are unknown obligations, including contingent liabilities, our business could be materially and adversely affected. We may learn additional information about these businesses that adversely affects us, such as unknown liabilities, issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, our acquisition of these businesses might not be successful. Among other things, if these businesses liabilities are greater than expected, or if there are obligations of which we were not aware of the time of completion of the acquisitions, our business could be materially and adversely affected.

We may make further acquisitions in the future with the goal of expanding our business. However, we may be unable to complete such transactions and, if completed, such transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

We have in the past significantly increased the size of our Company and the types of services we offer to our customers through acquisitions. Since December 31, 2005, we have acquired two public companies (Eveready Inc. in July 2009, and Peak Energy Services Ltd. in June 2011) and 13 private companies. We may in the future make additional acquisitions.

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

As of September 30, 2011, after giving effect to our sale of the new notes on March 24, 2011 and payment of related fees and expenses, and the increase on May 31, 2011 in the revolving credit facility to $250.0 million from $120.0 million, we had outstanding $520.0 million of debt and $82.6 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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

Although our revolving credit agreement and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional amount of indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at September 30, 2011 up to an additional approximately $167.4 million for purposes of additional borrowings and letters of credit. The revolving credit agreement and the indenture governing the notes also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks will increase.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Reserved

Item 5—Other Information—None.

Item 6—Exhibits

Item No.	Description	Location
4.35C
Supplemental Indenture dated as of August 17, 2011 among Clean Harbors, Inc., as Issuer, DuraTherm, Inc., as the new Guarantor, and U.S. Bank National Association, as Trustee and Notes Collateral Agent
Filed herewith

31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements.
*
_______________________

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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Date:	November 9, 2011

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman and Chief Financial Officer

Date:	November 9, 2011