Form 10-K
period 2011-12-31
CLEAN HARBORS INC
filed 2012-02-29
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
COMMISSION FILE NO. 001-34223
___________________________________________________________________________________________________________
CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 29, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $2.4 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 23, 2012, there were outstanding 53,218,582 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2012 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2012) are incorporated by reference into Part III of this report.

1

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2011

2

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect managements' opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2012.
PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc. and its subsidiaries (collectively, "we," "Clean Harbors" or the "Company") is a leading provider of environmental, energy and industrial services throughout North America. We serve over 60,000 customers, including a majority of Fortune 500 companies, thousands of smaller private entities and numerous federal, state, provincial and local governmental agencies. We have more than 200 locations, including over 50 waste management facilities, throughout North America in 37 U.S. states, seven Canadian provinces, Mexico and Puerto Rico. We also operate international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom.
On June 8, 2011, the Board of Directors authorized a two-for-one stock split of our common stock in the form of a stock dividend of one share for each outstanding share. The stock dividend was paid on July 26, 2011 to holders of record at the close of business on July 6, 2011. The stock split did not change the proportionate interest that a stockholder maintained in the Company. Throughout this report, all share and per share information has been retroactively adjusted to reflect the two-for-one stock split.

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

•
Industrial Services—provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing, and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities.

•
Oil and Gas Field Services—provides fluid handling, fluid hauling, downhole servicing, surface rentals, exploration, mapping and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

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
In order to protect our employees, continue to lower our incident rates, and satisfy our customers' demands to retain the best service providers with the lowest TRIR, DART and EMR rates, we are fully committed to continuously improving our health and safety performance. To meet all of these requirements we implemented SafetyFirst!, a comprehensive program companywide. SafetyFirst! is an employee-based program. All employees recognize the importance of protecting themselves, their fellow employees, their customers, and all those around them from harm. They demonstrate through their words and actions that they will reinforce acceptable safety practices and stop unsafe acts before those acts become a statistic. SafetyFirst! is not just a slogan—it's our commitment to keep the protection of our fellow workers in the forefront of everything we do.
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
We have also become the leading North American provider of services to protect the ozone layer from the destructive effects of chlorofluorocarbons ("CFCs"), which are 5,000 to 10,000 times more destructive to the ozone layer than other greenhouse gases. Clean Harbors has the most U.S. Environmental Protection Agency (the "EPA") approved CFC disposal capacity regulated under the Montreal Protocol, and we destroyed over 1.3 million pounds of CFCs in 2011. The destruction of this volume of CFCs at the Company's El Dorado, Arkansas facility led to the registration of over 2.8 million metric tons of avoided carbon dioxide emissions with the Climate Action Reserve, a green house gas registry affiliated with the State of California.
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
Recent initiatives involving our remediation activities include the use of solar-powered probes to recover groundwater at a site undergoing groundwater monitoring. A more comprehensive project was the installation of a 1.5Mw solar array at a closed and capped landfill located in New Jersey to provide electric power for a continuously operating groundwater decontamination pump and treatment system at the site. The solar array was installed and operable in the second quarter of 2011. The solar array will provide virtually all of the power needed to operate the system with a sustainable supply of renewable electric energy, and be an adaptive re-use of an otherwise unusable Brownfield site.
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
The principal elements of our business strategy are to:

•
Expand Service Offerings and Geographic Coverage—We believe our Technical and Field Services segments have a competitive advantage, particularly in areas where service locations are located at or near a treatment, storage and disposal facility ("TSDF"). By opening additional service locations in close proximity to our TSDFs, we believe that we can, with minimal capital expenditures, increase our market share within the Field Services segment. We believe this will drive additional waste to our existing facilities, thereby increasing utilization and enhancing overall profitability. Furthermore, we believe we can expand our Industrial and Oil and Gas Field Services segments across a broader geographic area, thereby providing additional services to new markets.

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

•
Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 16 executive officers collectively have over 237 years of experience in the environmental, energy and industrial services industries. Our Chief Executive Officer founded our Company in 1980, and the average tenure of the 15 other members of the executive management team exceeds 14 years.

Operations
General
We report our business in the previously discussed four operating segments, which are Technical Services, Field Services, Industrial Services and Oil and Gas Field Services.
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

Geographical Information.    For the year ended December 31, 2011, we generated $1,149.4 million or 57.9% of revenues in the United States and Puerto Rico, $833.6 million or 42.0% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2010, we generated $1,441.1 million or 66.1% of revenues in the United States and Puerto Rico, $586.4 million or 33.9% of revenues in Canada, and less than 1.0% of revenues in other international locations. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 15, "Segment Reporting," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.
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
We also operate a recycling facility that recycles refinery waste and spent catalyst. The recycled oil and recycled catalyst are sold to third parties.
Incineration.    Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at high temperatures. High temperature incineration effectively eliminates organic wastes such as herbicides, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludge or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for polychlorinated biphenyls ("PCBs") and dioxins.
As of December 31, 2011, we had five active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual capacity of 58,808 tons and three solids and liquids capable incineration facilities with a combined estimated annual capacity of 327,400 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual capacity of approximately 94,000 tons. In the fourth quarter of 2011, we temporarily idled for approximately 18 months our additional hazardous waste incinerator in Ville Mercier, Quebec. Factors influencing the decision include uncertainties over the local economic environment and our ability to transfer waste streams to our other facilities.
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
Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2011, the useful economic lives of these landfills include approximately 25.0 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 33.7 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 1.8 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.
Many of our landfills perform physical treatment of waste prior to final disposal. Physical treatment methods include separation and stabilization. These methods are used to reduce the volume or toxicity of waste material.
Wastewater Treatment.    We operate seven wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. Our wastewater treatment facilities treat a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids.
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
InSite Services.    Our InSite Services program provides comprehensive onsite solutions to a broad array of industrial, environmental, and waste management needs particularly in the refinery, chemical, mining and pulp and paper industries. In this program, delivery of InSite services at customer sites provides opportunities for process improvements and cost savings, while ensuring safety and regulatory compliance. The program leverages Clean Harbors' extensive resources and proven expertise by enabling our customers to focus on their core business. Select Clean Harbors technicians work on a customer's site in tandem with the customer to deliver proper waste transportation and disposal, lab chemical packing, and field services. Whether a customer requires a single field technician or a multi-person team of diversified experience, we design a program to satisfy the customer's specific needs. Additionally, the InSite Services Program leverages our transportation and disposal assets by providing incremental volumes to process at our facilities.
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
We are a leader in providing response services for environmental emergencies of any scale from man-made disasters, such as oil spills and natural disasters such as hurricanes.
Industrial Services
These services include a wide range of industrial maintenance services and specialty industrial services provided at refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing, and power generation facilities. We provide these services throughout North America, including a presence in the oil sands region in Alberta, Canada.
Our crews handle as-needed in-plant services to support ongoing in-plant cleaning and maintenance services, including liquid/dry vacuum, hydro-blasting, steam cleaning and chemical hauling. We provide a variety of specialized industrial services including plant outage and turnaround services, decoking and pigging, catalyst handling, chemical cleaning, high and ultra-high pressure water cleaning, and large tank and surface impoundment cleaning. Our lodging services primarily consist of premier industrial lodges and drill camp accommodations for companies operating in the Alberta oil sands and other regions.
Oil and Gas Field Services
These services support exploration, drilling and production programs for oil and gas companies. Some of the core services we offer include geospatial data imaging, seismic surveying line clearing, and heli-portable and track drilling. Our surface rental services provide a variety of oilfield equipment to support access to well-sites, well-site equipment, and well production equipment. We also offer directional boring services to support oil and gas companies and municipalities by installing pipeline, fiber optic, cable, gas, and water and sewer lines.
Exploration Services These services provide turnkey project management and are a one-stop-shop for customers' complete surveying, cutting, and drilling needs. With the depth of our in-house resources of manpower and equipment, we have the ability to scale our teams to meet customer demands. Our teams lay out, cut, and survey source and receiver lines, and perform seismic drilling. Our techniques maximize efficiencies and minimize environmental impact. From planning to equipment utilization, our experienced professionals deliver quality service.
Oil & Gas & Completion Support These services support oil and gas company's drilling and well completion. We provide fracing water-treatment and disposal and drilling fluids and solids disposal, along with the rental of rolloffs, frac tanks and access and rig mats. We also provide drill camp accommodations and catering. Key to our services is our ability to provide solids control to support the drilling process. Our technologies help to manage liquids, solids and semi-solid material during the drilling operation, and include centrifuges, tanks, and drilling fluid recovery. We also provide surface rentals to support drill sites, by providing well-site trailers, wastewater treatment systems and holding tanks, EnviroBins, light towers, generators and handling tools, and hauling of fluids.
Oil & Gas Production Services These services support active oil and gas wells. We provide downhole production services to cleanout and for maintenance to increase well production and efficiency. Our transport production services provide fluids and solids handling, and the transportation, disposal of well-site by-products. We also rent tanks, flarestack generators, and light towers.
Other Services
Information Management Services.    Our Online Services allow customers free access to their waste information online, 24-hours per day, seven days per week. Customers can manage their waste profiles; schedule drum pickups, run reports such as waste tracking reports and data for regulatory reporting; and have the ability to view, print or download signed manifests.
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
Employees
As of December 31, 2011, we employed approximately 8,320 active full-time employees, of which 666 employees (8%) are represented by labor unions. We believe that our relationship with our employees is satisfactory.

Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	193
United Steelworkers' Union	218
Unions in Canada:
Communication, Energy and Paper Workers' Union	101
International Brotherhood of Teamsters	74
International Union of Operating Engineers	18
International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	62
Non-union employees	7,654
8,320
As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.
Intellectual Property
We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. We hold a total of 14 U.S. and 32 foreign patents (which will expire between 2012 and 2028), and 12 U.S. and four foreign trademarks. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
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
Insurance and Financial Assurance
Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $55.0 million, $52.0 million and $52.0 million, respectively, per year, subject to a retention of $0.5 million per occurrence in each of the United States and Canada. We also have workers' compensation insurance whose limits are established by state statutes. Since the early 1980s, casualty insurance policies have typically excluded liability for pollution, which is covered under a separate pollution liability program; however, our auto liability policy does provide the first $5.0 million of transportation pollution insurance.
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
Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facilities. The total amount of the closure and post-closure financial assurance which we have been required by regulators to provide is approximately $332.6 million for U.S. facilities and $22.1 million for Canadian facilities. We have obtained all of the required financial assurance for our facilities from a qualified insurance company, Zurich Insurance N.A., and its affiliated companies. The closure and post-closure obligations of our U.S. facilities are insured by an insurance policy written by Steadfast Insurance Company (a unit of Zurich Insurance N.A.), which will expire in 2013. Our Canadian facilities utilize surety bonds provided through Zurich Insurance Company (Canada), which expire at various dates throughout 2012. In connection with obtaining such insurance and surety bonds, we have provided to Steadfast Insurance Company $73.5 million of letters of credit which we obtained from our lenders under our revolving credit agreement.

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
Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements (the Part B permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 7, "Closure and Post-Closure Liabilities," and Note 8, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a discussion of our environmental liabilities. See "Insurance and Financial Assurance" above for a discussion of our financial assurance requirements.
The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 14, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of the principal such proceedings in which we are involved.
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
In 2009, the EPA enacted regulations under its Clean Air Act authority requiring the mandatory reporting from all sources that emit 25,000 tons per year of greenhouse gasses. The regulations are administrative in nature and do not place any restrictions on our operations. We have evaluated each of our operations and determined that compliance with these new regulations will not have a material impact on our operations.
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
TSCA.    We also operate a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of TSCA. TSCA established a national program for the management of substances classified as polychlorinated biphenyls ("PCBs"), which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination at customer sites.
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
Effective June 30, 2011, the Province of Quebec enacted the Clean Air Regulation to establish particulate and gas emissions standards, opacity standards, air quality standards and measures to prevent, eliminate or reduce the emissions of contaminants into the atmosphere. The regulation applies to every source of emissions in the Province and the requirements applicable to the Company's operations are phased in over a one-year period. The Company's current operations will require an upgrade to an air pollution control system which is not expected to require material cost.
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
As discussed in Note 7, "Closure and Post-Closure Liabilities," and Note 8, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we have accrued environmental liabilities as of December 31, 2011, of $170.2 million, substantially all of which we assumed in connection with our acquisitions of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. For the years ended December 31, 2011 and 2010, we spent $11.3 million and $10.2 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets and Teris.
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
As described in Note 14, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material effect on our business and future prospects.
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
Provision of both environmental services and energy and industrial services to our customers involves risks such as equipment defects, malfunctions and failures including failure of our information technology systems, and natural disasters, which could potentially result in releases of hazardous materials, injury or death of our employees, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers.
While we seek to minimize our exposure to such risks through comprehensive training programs, vehicle and equipment maintenance programs, monitoring and maintenance of back-up and protective processes for our information technology systems, and insurance, such programs and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of policy limits or at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, results of operations and financial condition could be adversely affected to a material extent. Furthermore, should our safety record deteriorate, we could be subject to a potential reduction of revenues from our major customers.
Our businesses are subject to significant competition.
We compete with a large number of companies, which range from large public companies to small operators that provide most of the same or similar services to those we offer. The 2008-2010 downturn in economic conditions, particularly with respect to manufacturing and oil and gas exploration and production, caused increased competition for market share. This competition resulted during that period and could in the future result in lower prices and reduced gross margins for our services and negatively affect our ability to grow or sustain our current revenue and profit levels in the future.
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
We review our long-lived tangible and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill assets for impairment at least annually at December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. During and as of the end of each of 2011, 2010 and 2009, we determined that no asset write-downs were required; however, if conditions in either the environmental services or energy and industrial services businesses were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2011, we recorded 42% of our revenues outside of the United States, primarily in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. These risks are non-cash exposures. We manage these risks through normal operating and financing activities and do not rely on currency hedging. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency fluctuations.

If we are unable to successfully integrate the businesses and operations of our recent and any future acquisitions and realize synergies in the expected time frame, our future results would be adversely affected.

We have in the past significantly increased the size of our Company and the types of services we offer to our customers through acquisitions. Since December 31, 2008, we have acquired two public companies (Eveready Inc., or "Eveready," in July 2009, and Peak Energy Services Ltd., or "Peak," in June 2011) and 13 private companies (including four private companies acquired during 2010 and 2011). We anticipate that we will likely make additional acquisitions in the future.

Much of the potential benefit of such completed and potential future acquisitions will depend on our integration of the businesses and operations of the acquired companies into our business and operations through implementation of appropriate management and financial reporting systems and controls. We may experience difficulties in such integration, and the integration process may be costly and time-consuming. Such integration will require the focused attention of both Clean Harbors' and their management teams, including a significant commitment of their time and resources. The need for both Clean Harbors' and their managements to focus on integration matters could have a material impact on the revenues and operating results of the combined company. The success of the acquisitions will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of Clean Harbors and the acquired businesses through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Clean Harbors and the acquired companies must be successfully combined.

If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisitions may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration processes could result in the loss of key employees, as well as the disruption of each company's ongoing businesses, failure to implement the business plan for the combined company, unanticipated issues in integrating operating, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and the acquired companies' customers and employees or to achieve the anticipated benefits of the acquisitions.

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect to acquire, all the outstanding common shares of most of our acquired companies, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about the acquired companies that adversely affects us, such as unknown liabilities or other issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.

Risks Particularly Affecting Our Environmental Services Business
We assumed significant environmental liabilities as part of past acquisitions and may assume additional such liabilities as part of future acquisitions. Our financial condition, results of operations and cash flows would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than we now estimate or may estimate in connection with future acquisitions.
We have accrued environmental liabilities valued as of December 31, 2011, at $170.2 million, substantially all of which we assumed in connection with our acquisitions of substantially all of the assets of the Chemical Services Division, or "CSD," of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.
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
If we are unable to obtain at reasonable cost the insurance, surety bonds, letters of credit and other forms of financial assurance required for our facilities and operations, our business and results of operations would be adversely affected.
We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-

closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2011, our total estimated closure and post-closure costs requiring financial assurance by regulators were $332.6 million for our U.S. facilities and $22.1 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities from a qualified insurance company, Zurich Insurance N.A., and its affiliated companies. The closure and post-closure obligations of our U.S. facilities are insured by an insurance policy written by Steadfast Insurance Company (a unit of Zurich Insurance N.A.), which will expire in 2013. Our Canadian facilities utilize surety bonds provided through Zurich Insurance Company (Canada), which expire at various dates throughout 2012. In connection with obtaining such insurance and surety bonds, we have provided to Steadfast Insurance Company $73.5 million of letters of credit which we obtained from our lenders under our revolving credit agreement.
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
The future operating results of our environmental services business may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has experienced significant downsizing and consolidation, realize benefits from cost reduction programs, generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities, minimize downtime and disruptions of operations, and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our hazardous and industrial waste management business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture and aerospace industries. If those cyclical industries slow significantly, the business that we receive from those industries is likely to slow.
A significant portion of our environmental services business depends upon the demand for large remedial projects, cleanup of major spills and regulatory developments over which we have no control.
Our operations are significantly affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and propensity for delays in the demand for remedial services, and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years. In particular, our participation in oil spill response efforts in Montana generated third party revenues for the year ended December 31, 2011 of $43.6 million, which accounted for approximately 2% of total revenues. Oil spill response efforts in both the Gulf of Mexico and Michigan generated third party revenues for the year ended December 31, 2010 of $253.0 million, which accounted for approximately 15% of total revenues. We cannot expect such event revenue to reoccur in 2012.
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
From time to time, we have paid fines or penalties in governmental environmental enforcement proceedings, usually involving our waste treatment, storage and disposal facilities. Although none of these fines or penalties that we have paid in the past has had a material effect upon us, we might in the future be required to make substantial expenditures as a result of governmental proceedings which would have a negative impact on our earnings. Furthermore, regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment, and vehicles based on, among other factors, our compliance record, and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material impact on our financial results. Although we have never had any of our facilities' operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.
Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In the past our operations have resulted in releases of regulated materials at and from certain of our facilities, or the disposal of regulated materials at third party sites, which may require investigation and remediation, and potentially result in claims of personal injury, property damage and damages to natural resources. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities. We are currently conducting remedial activities at certain of our facilities and paying a portion of the remediation costs at certain sites owned by third parties. While, based on available information, we believe these remedial activities will not result in a material effect upon our operations or financial condition, these activities or the discovery of previously unknown conditions could result in material costs.
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
Environmental and land use laws also impact our ability to expand our facilities. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we comply with all applicable environmental laws, we may not be able to obtain the requisite permits from applicable governmental authorities, and, even if we can, any permit (and any existing permits we currently hold) may not be extended or modified as needed to fit out business needs.
Future changes in environmental regulations may require us to make significant capital expenditures.
Changes in environmental regulations can require us to make significant capital expenditures for our facilities. For example, in 2002, the United States Environmental Protection Agency, or "EPA," promulgated Interim Standards of the Hazardous Waste Combustor Maximum Achievable Control Technology, or "MACT," under the Federal Clean Air Act Amendments. These standards established new emissions limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuels. We have spent approximately $29.6  million since September 7, 2002 in order to bring our Deer Park, Texas and Aragonite, Utah incineration facilities, which we then acquired as part of the CSD assets, and our Kimball, Nebraska facility into compliance with the MACT regulations. Prior to our acquisition in August 2006 of our additional incineration facility in El Dorado, Arkansas, as part of our purchase of all the membership interests in Teris LLC, Teris had spent in excess of $30.0 million in order to bring that facility into compliance with the MACT standards. Future environmental regulations could cause us to make significant additional capital expenditures and adversely affect our results of operations and cash flow.
If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.
When we include expansion airspace in our calculation of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure and landfill closure and post-closure. It is possible that any of our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, our landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow.
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
Many of our major customers in the oil and gas industry conduct a significant portion of their operations in the Alberta oil sands. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional drilling. While we believe our major involvement in the oil sands region will provide significant future growth opportunities, such involvement also increases the risk that our business will be adversely affected if future economic activity in the Alberta oil sands were to decline considerably. Major factors that could cause such a decline might include a prolonged reduction in the commodity price of oil, future changes in environmental restrictions and regulations, and technological and regulatory changes relating to production of oil from the oil sands. Due to the downturn in worldwide economic conditions and in the commodity price of oil and gas which occurred in 2008-2009, certain of our customers delayed a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.
Our energy and industrial services business is subject to workforce availability.
Our ability to provide high quality services to our customers is dependent upon our ability to attract and retain well-trained, experienced employees. Prior to 2008, the oil and gas services industry in Western Canada experienced for several years high demand for, and a corresponding shortage of, quality employees resulting, in particular, in employment of a significant number of employees from Eastern Canada on a temporary basis. Although the 2008-2009 downturn in the oil and gas industry increased the pool of quality employees available to meet our customer commitments, the subsequent improvement during 2010-2011 of conditions in the oil and gas industry has increased, and any such improvement which may occur in the future would likely increase, competition for experienced employees.
Risks Relating to Our Level of Debt and Senior Secured Notes
Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2011, we had outstanding $520.0 million of senior secured notes and $82.6 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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

•	subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including borrowings (if any) under our revolving credit facility;

•	increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

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
Although our revolving credit agreement and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional amount of indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2011 up to an additional approximately $167.4 million for purposes of additional borrowings and letters of credit. The revolving credit agreement and the indenture governing the notes also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks will increase.
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
As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit facility requires, and our future credit facilities may require, us to maintain certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our revolving credit facility or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness, including the notes.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal executive offices are in Norwell, Massachusetts where approximately 137,000 square feet is leased under arrangements expiring in 2022. There are also regional administrative offices in South Carolina and Alberta, Canada. We own or lease property in 37 U.S. states, seven Canadian provinces, Puerto Rico, Bulgaria, China, Mexico, Singapore, Sweden, Thailand and the United Kingdom.
Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants and TSDFs), vehicles and equipment (including environmental remediation equipment). We have 52 active permitted hazardous waste or nonhazardous waste management properties, and 167 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change. The incinerators, landfills, and TSDFs are our most significant properties and they are included in our Technical Services segment.
Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2011 regarding our properties. Our principal owned operating properties located in the United States are mortgaged as collateral for our loans.
Hazardous Waste Management Properties
Included in our 52 active hazardous waste management properties are five incineration locations, nine commercial landfills, seven wastewater treatment plants, 21 TSDFs, two solvent recycling facilities and eight facilities which specialize in PCB management, oil and used oil products recycling. Some of our properties offer multiple capabilities. As described below under "Inactive Facilities," we also own 13 closed or inactive facilities.

Incinerators.    As of December 31, 2011, we owned five operating incineration facilities containing a total of eight incinerators as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2011
Arkansas	2	95,072	93.5%
Nebraska	1	58,808	79.3%
Utah	1	66,815	82.0%
Texas	3	165,500	93.0%
Ontario, Canada	1	93,696	89.9%
	8	479,891	89.3%
Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate one active hazardous waste liquid injection incinerator. In the fourth quarter of 2011, we temporarily idled for approximately 18 months an additional hazardous waste incinerator which we own in Ville Mercier, Quebec. The incinerator in Ville Mercier is not reflected in the numbers shown above. Factors influencing the decision included uncertainties over the local economic environment and our ability to transfer waste streams to our other facilities.
Landfills.    In the United States and Canada, we operate nine commercial landfills as described in the following table:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	11,090	36 and 64
Colorado	1	711	17
North Dakota	1	912	15
Oklahoma	1	3,631	26
Texas	1	917	17
Utah	1	2,244	22
Alberta, Canada	1	901	6
Ontario, Canada	1	6,405	82
	9	26,811
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

Treatment, Storage and Disposal Facilities.    We operate 21 TSDFs in the United States and Canada as follows:

	# of Facilities	Owned	Leased
Arizona	1	1	—
California	2	2	—
Florida	1	—	1
Illinois	1	—	1
Kansas	1	1	—
Louisiana	1	1	—
Maryland	1	1	—
Massachusetts	1	1	—
North Carolina	1	1	—
Ohio	1	1	—
Texas	2	2	—
British Columbia, Canada	1	1	—
Manitoba, Canada	1	1	—
Nova Scotia, Canada	1	1	—
Ontario, Canada	3	2	1
Quebec, Canada	2	2	—
	21	18	3
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
Other Facilities and Properties
Service Centers and Satellite Locations.    We operate 167 additional service centers and satellite or support locations of which 22 are owned and 145 are leased.
Inactive Facilities.    In addition to the active facilities and properties described above, we own a total of 13 facilities which are now closed or inactive, most of which were acquired in 2002 as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. The principal inactive facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina, Coffeyville, Kansas and

Bridgeport, New Jersey, and closed wastewater treatment facilities in Cleveland, Ohio and Plaquemine, Louisiana. We gave notice to the regulators and stopped accepting wastes at Plaquemine in 2006. Additionally, as noted above, we temporarily idled for approximately 18 months the hazardous waste incinerator in Ville Mercier, Quebec.
ITEM 3.    LEGAL PROCEEDINGS
See Note 14, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Effective December 15, 2008, our common stock began trading on the New York Stock Exchange under the symbol CLH. Prior to that time, our stock was traded on The NASDAQ Global Select Market under the symbol CLHB. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by the New York Stock Exchange. The data included in the following table reflects the retroactive effect of the two-for-one stock split effective July 16, 2011.

2011	High	Low
First Quarter	$50.94	$40.28
Second Quarter	53.05	46.80
Third Quarter	59.35	46.00
Fourth Quarter	64.68	45.05

2010	High	Low
First Quarter	$32.90	$26.00
Second Quarter	36.07	27.16
Third Quarter	34.85	29.15
Fourth Quarter	43.14	33.38
On February 17, 2012, the closing price of our common stock on the New York Stock Exchange was $65.01 and there were 391 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 41,000 additional stockholders beneficially held the shares in street name on that date.
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
Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NASDAQ Market Index, the NYSE Market Index, and an index of environmental services companies (custom peer group) compiled by CoreData. Our common stock commenced trading on the New York Stock Exchange on December 15, 2008, and therefore both the NASDAQ Market Index and the NYSE Market Index are used as comparable indices. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2006, when our common stock closed at $24.20 per share.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NASDAQ MARKET INDEX, NYSE MARKET INDEX, AND CUSTOM PEER GROUP
ASSUMES $100 INVESTED ON JAN. 01, 2007
ASSUMES DIVIDEND REINVESTED
Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the fiscal quarter and year ended December 31, 2011, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.
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

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$1,984,136	$1,731,244	$1,074,220	$1,030,713	$946,917
Cost of revenues (exclusive of items shown separately below)	1,379,991	1,210,740	753,483	707,820	664,440
Selling, general and administrative expenses	254,137	205,812	163,157	159,674	149,180
Accretion of environmental liabilities	9,680	10,307	10,617	10,776	10,447
Depreciation and amortization	122,663	92,473	64,898	44,471	37,590
Income from operations	217,665	211,912	82,065	107,972	85,260
Other income (expense)	6,402	2,795	259	(119)	135
Loss on early extinguishment of debt	—	(2,294)	(4,853)	(5,473)	—
Interest expense, net	(39,389)	(27,936)	(15,999)	(8,403)	(13,157)
Income from continuing operations before provision for income taxes	184,678	184,477	61,472	93,977	72,238
Provision for income taxes(1)	57,426	56,756	26,225	36,491	28,040
Income from continuing operations	127,252	127,721	35,247	57,486	44,198
Income from discontinued operations, net of tax	—	2,794	1,439	—	—
Net income	127,252	130,515	36,686	57,486	44,198
Dividends on Series B preferred stock	—	—	—	—	206
Net income attributable to common stockholders	$127,252	$130,515	$36,686	$57,486	$43,992
Basic earnings attributable to common stockholders(2)	$2.40	$2.48	$0.74	$1.28	$1.11
Diluted earnings attributable to common stockholder(2)	$2.39	$2.47	$0.74	$1.26	$1.07
Cash Flow Data:
Net cash from operating activities	$179,531	$224,108	$93,270	$109,590	$79,995
Net cash from investing activities	(480,181)	(125,687)	(118,391)	(84,515)	(42,791)
Net cash from financing activities	258,740	(32,230)	3,584	116,795	2,724
Other Financial Data:
Adjusted EBITDA(3)	$350,008	$314,692	$157,580	$163,219	$133,297

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Working capital	$510,126	$446,253	$386,930	$307,679	$169,585
Goodwill	122,392	60,252	56,085	24,578	21,572
Total assets	2,085,803	1,602,475	1,401,068	898,336	769,888
Long-term obligations (including current portion) (4)	538,888	278,800	301,271	53,630	123,483
Stockholders' equity(2)	900,987	780,827	613,825	429,045	202,897
___________________________________________

(1)
For fiscal year 2011, the provision includes a decrease in unrecognized tax benefits of $6.5 million of which $5.7 million was due to expiring statute of limitation periods related to a historical Canadian business combination and the remaining $0.8 million was related to the conclusion of examinations with state taxing authorities, the expiration of various state statutes of limitation periods, and a change in estimate of a previous liability. For fiscal year 2010, the provision includes a reversal of $14.3 million (net of benefit) resulting from the release of interest and penalties related to Canadian and U.S. tax reserves for which the statutes of limitation periods have expired.

(2)
We issued: (i) 0.8 million (stock-split adjusted) shares of common stock in December 2007 upon exercise of previously outstanding warrants for an aggregate of $1.2 million and conversion of previously outstanding shares of Series B preferred stock; (ii) 5.75 million (stock-split adjusted) shares of common stock in April 2008 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $173.5 million; and (iii) 4.8 million (stock-split adjusted) shares of common stock in July 2009 to the former holders of Eveready common shares as partial consideration for our acquisition of Eveready.
Basic and diluted earnings per share based on income from continuing operations for 2010 were $2.43 and 2.42 per share, respectively, and for 2009, they were both $0.71 per share.

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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income	$127,252	$130,515	$36,686	$57,486	$44,198
Accretion of environmental liabilities	9,680	10,307	10,617	10,776	10,447
Depreciation and amortization	122,663	92,473	64,898	44,471	37,590
Other (income) expense	(6,402)	(2,795)	(259)	119	(135)
Loss on early extinguishment of debt	—	2,294	4,853	5,473	—
Interest expense, net	39,389	27,936	15,999	8,403	13,157
Provision for income taxes	57,426	56,756	26,225	36,491	28,040
Income from discontinued operations, net of tax	—	(2,794)	(1,439)	—	—
Adjusted EBITDA	$350,008	$314,692	$157,580	$163,219	$133,297

The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Adjusted EBITDA	$350,008	$314,692	$157,580	$163,219	$133,297
Interest expense, net	(39,389)	(27,936)	(15,999)	(8,403)	(13,157)
Provision for income taxes	(57,426)	(56,756)	(26,225)	(36,491)	(28,040)
Income from discontinued operations, net of tax	—	2,794	1,439	—	—
Allowance for doubtful accounts	759	1,043	1,006	267	(418)
Amortization of deferred financing costs and debt discount	1,572	2,921	1,997	1,915	1,940
Change in environmental liability estimates	(2,840)	(8,328)	(4,657)	(2,047)	597
Deferred income taxes	37,836	4,919	4,830	3,197	(7,492)
Stock-based compensation	8,164	7,219	968	3,565	4,799
Excess tax benefit of stock-based compensation	(3,352)	(1,751)	(481)	(3,504)	(6,386)
Income tax benefits related to stock option exercises	3,347	1,739	474	3,534	6,427
Eminent domain compensation	3,354	—	—	—	—
Gain on sale of businesses	—	(2,678)	—	—	—
Prepayment penalty on early extinguishment of debt	—	(900)	(3,002)	(3,552)	—
Environmental expenditures	(11,319)	(10,236)	(8,617)	(14,268)	(6,511)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(65,210)	(49,411)	(11,429)	17,221	(19,142)
Other current assets	(36,761)	(10,550)	1,093	5,529	(2,693)
Accounts payable	(8,116)	38,553	5,050	(17,763)	(4,603)
Other current liabilities	(1,096)	18,774	(10,757)	(2,829)	21,377
Net cash from operating activities	$179,531	$224,108	$93,270	$109,590	$79,995

(4)	Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities and capital lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Management's Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by us during 2012.
General
We are a leading provider of environmental, energy and industrial services throughout North America. We serve over 60,000 customers, including a majority of Fortune 500 companies, thousands of smaller private entities and numerous federal, state, provincial and local governmental agencies. We have more than 200 locations, including over 50 waste management facilities, throughout North America in 37 U.S. states, seven Canadian provinces, Mexico and Puerto Rico. We also operate international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom.
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

•
Industrial Services—provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing, and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities.

•
Oil and Gas Field Services—provides fluid handling, fluid hauling, downhole servicing, surface rentals, exploration, mapping and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Overview
During the third quarter of 2011, we acquired (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $141.3 million, including the assumption and payment of debt of $25.2 million, and preliminary post-closing adjustments of $3.7 million based upon the assumed target amounts of working capital. These third quarter acquisitions (i) enhance our service offerings to our customers and our reputation as a leading provider of comprehensive field services for the oil and gas sectors; (ii) provide a complement to our catalyst handling, industrial and specialty industrial services for the refinery and petrochemical industries; and (iii) help expand our growing lodging business, respectively. These acquisitions have been integrated with the Oil and Gas Field Services, Technical Services and Industrial Services segments of our operations and reporting structure.
On June 10, 2011, we completed the acquisition of Peak Energy Services Ltd. (“Peak”) and integrated the Peak operations with our existing systems and processes. Peak is a diversified energy services organization headquartered in Calgary, Alberta, operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada.  Peak also provides water technology solutions to a variety of customers throughout North America. At acquisition, Peak employed approximately 900 people. This acquisition expands our presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support. The Peak business has been integrated within the Oil and Gas Field Services and Industrial Services segments of our operations and reporting structure.

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
During the year ended December 31, 2011, our revenues increased 15% to $1.98 billion compared with $1.73 billion during the year ended December 31, 2010. Revenues for the year ended December 31, 2011 included our emergency response efforts related to the Yellowstone River oil spill in Montana of $43.6 million. Revenues for the prior year included revenue associated with our oil spill response efforts in the Gulf of Mexico and Michigan of $253.0 million. The year-over-year revenue growth, exclusive of the oil spill project work, was driven by broad-based growth across all of our segments.  Our revenues were also favorably impacted by $23.8 million due to the strengthening of the Canadian dollar.
Our Field Services revenues accounted for 15% of our total revenues for the year ended December 31, 2011. Exclusive of the oil spill project revenues generated during the year ended December 31, 2010 and 2011, the year-over-year increase in Field Services revenues of approximately 30% resulted primarily from a steady stream of large-scale project work and ongoing maintenance work.
Our Technical Services revenues accounted for 42% of our total revenues for the year ended December 31, 2011. In our Technical Services segment, we achieved year-over-year revenue growth of 33%. Incinerator utilization was 89% for the year ended December 31, 2011, compared to 90% in 2010 and landfill volumes were essentially flat year-over-year.
Our Industrial Services revenues accounted for 23% of our total revenues for the year ended December 31, 2011. The year-over-year increase in revenue of 30% was primarily due to work performed for an unplanned shutdown at one of our customer's sites, continued investment in the oil sands region of Canada, incremental revenues from refinery turnaround work, revenues associated with our acquisitions, and high utilization rates at the camps in our lodging business.
Our Oil and Gas Field Services revenues accounted for 20% of our total revenues for the year ended December 31, 2011. The year-over-year increase of 88% was primarily due to contributions from our acquisitions, increased activity in Western Canada due to increased oil prices, and continued investments in U.S. gas and oil production resulting in increased demand for our services.
Our costs of revenues increased from $1.21 billion for the year ended December 31, 2010 to $1.38 billion for the year ended December 31, 2011. Costs for 2011 included $30.0 million associated with the Yellowstone oil spill project and costs for 2010 included $149.3 million associated with the Gulf of Mexico and Michigan oil spill projects.   Exclusive of those oil spill costs, our cost of revenues increased primarily due to costs associated with our recent acquisitions and because of our increased revenues.  Our gross profit margin was 30.4% for the year ended December 31, 2011, which is up slightly from 30.1% in the same period last year.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, deferred revenue, allowance for doubtful accounts, accounting for landfills, non-landfill closure and post-closure liabilities, remedial liabilities, goodwill, permits and other intangible assets, insurance accruals, legal matters, and provision for income taxes. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements. See also Note 2, "Significant Accounting Policies," in Item 8, "Financial Statements and Supplementary Data," of this report, which discusses the significant assumptions used in applying our accounting policies.
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
Exceptions to the criteria set forth above are approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of our Board of Directors. As of December 31, 2011, there was one unpermitted expansion at one location included in management's landfill calculation, which represented 22.5% of our remaining airspace at that date. As of December 31, 2011 and 2010, none of the unpermitted expansions were considered exceptions to management's established criteria described above. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2011 and 2010 was $25.8 million and $29.8 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities at least every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2011 and 2010 was $9.1 million and $8.9 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2011 and 2010 was $135.3 million and $137.6 million, respectively. See Note 8, "Remedial Liabilities," to our consolidated financial statements for the three years ended December 31, 2011, for the changes to the remedial liabilities during the years ended December 31, 2011 and 2010. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third party. As described in Note 14, "Commitments and Contingencies," to our consolidated financial statements for the three years ended December 31, 2011, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.

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
During fiscal year 2010, we had four operating segments consisting of the Technical Services, Field Services, Industrial Services and Exploration Services segments. Starting in 2011, the Exploration Services segment and certain departments in the Industrial Services segment were merged into the new Oil and Gas Field Services segment.
As of December 31, 2011, the fair value of all our reporting units was determined using an income approach (a discounted cash flow analysis). We utilized only the income approach in the current year as the fair value for all reporting units significantly exceeded the carrying value. As of December 31, 2010, for the Industrial Services and Exploration Services segments, we utilized a weighted average of the income approach (a discounted cash flow analysis) and the market approach (a comparison to guideline companies). For the Technical Services and Field Services segments, as of December 31, 2010, we utilized only the income approach to determine the fair value as the fair value for Technical Services and Field Services has historically significantly exceeded the carrying value and there were no changes or events in the current year to indicate otherwise. Significant judgments are inherent in these analyses and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believe that the assumptions used in our impairment analyses are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge.
The impairment analysis performed during the year ended December 31, 2011, utilized final 2012 annual budgeted amounts. The discount rate assumptions were based on an assessment of our weighted average cost of capital (“WACC”). As part of the analysis, we compared the aggregate implied fair value of our reporting units to our market capitalization at December 31, 2011 and assessed for reasonableness. We did not record an impairment charge as a result of our goodwill impairment tests in 2011 for our reporting units. The fair value of our Technical Services, Field Services, Industrial Services and Oil and Gas Field Services segments significantly exceeded their respective carrying values. We will continue to monitor the performance of our reporting units and if the business experiences adverse changes in these key assumptions, we will perform an interim goodwill impairment analysis.
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
Legal Matters.    As described in Note 14, "Commitments and Contingencies," to the financial statements included in Item 8, "Financial Statements and Supplemental Data," we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2011, we had reserves of $30.3 million (substantially all of which we had established as part of the purchase price for the CSD assets). As of December 31, 2011, the $30.3 million of reserves consisted of (i) $26.7 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in the $170.2 million accrued environmental liabilities as of December 31, 2011 for closure, post-closure and remediation, as described above and (ii) $3.6 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $2.7 million more. Actual expenses incurred in future periods could differ materially from accruals established.
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

	Percentage of Total Revenues Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	69.5	69.9	70.2	68.7	70.1
Selling, general and administrative expenses	12.8	11.9	15.2	15.5	15.8
Accretion of environmental liabilities	0.5	0.6	1.0	1.0	1.1
Depreciation and amortization	6.2	5.4	6.0	4.3	4.0
Income from operations	11.0	12.2	7.6	10.5	9.0
Other income (expense)	0.3	0.2	—	—	—
Loss on early extinguishment of debt	—	(0.1)	(0.4)	(0.5)	—
Interest expense, net	(2.0)	(1.6)	(1.5)	(0.8)	(1.4)
Income from continuing operations before provision for income taxes	9.3	10.7	5.7	9.2	7.6
Provision for income taxes	2.9	3.3	2.4	3.6	2.9
Income from continuing operations	6.4	7.4	3.3	5.6	4.7
Income from discontinued operations, net of tax	—	0.1	0.1	—	—
Net income	6.4%	7.5%	3.4%	5.6%	4.7%
Segment data
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and compare Adjusted EBITDA contribution by operating segment for the years ended December 31, 2011 and 2010 and the years ended December 31, 2010 and 2009. See footnote 3 under Item 6, “Selected Financial Data,” for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to that segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Direct revenue is the revenue allocated to the segment performing the provided service. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment's Adjusted EBITDA contribution.
During the quarter ended March 31, 2011, we re-aligned our management reporting structure. Under the new structure, our operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, we re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  We have recast the 2010 and 2009 segment information presented in the tables below to conform to the 2011 segmentation reporting of the Company. These tables and subsequent discussions should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” of this report and in particular Note 15, “Segment Reporting,” to such financial statements.

Year ended December 31, 2011 versus Year ended December 31, 2010

	Summary of Operations (in thousands)
	December 31,
	2011	2010	$ Change	% Change
Direct Revenues:
Technical Services	$830,527	$720,154	$110,373	15.3%
Field Services	305,616	454,078	(148,462)	(32.7)
Industrial Services	455,842	349,775	106,067	30.3
Oil and Gas Field Services	392,841	209,077	183,764	87.9
Corporate Items	(690)	(1,840)	1,150	(62.5)
Total	1,984,136	1,731,244	252,892	14.6
Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	533,646	471,701	61,945	13.1
Field Services	226,349	312,603	(86,254)	(27.6)
Industrial Services	328,670	254,182	74,488	29.3
Oil and Gas Field Services	282,245	166,359	115,886	69.7
Corporate Items	9,081	5,895	3,186	54.0
Total	1,379,991	1,210,740	169,251	14.0
Selling, General & Administrative Expenses:
Technical Services	75,583	69,598	5,985	8.6
Field Services	26,683	30,217	(3,534)	(11.7)
Industrial Services	31,584	19,912	11,672	58.6
Oil and Gas Field Services	25,322	6,958	18,364	263.9
Corporate Items	94,965	79,127	15,838	20.0
Total	254,137	205,812	48,325	23.5
Adjusted EBITDA(2):
Technical Services	221,298	178,855	42,443	23.7
Field Services	52,584	111,258	(58,674)	(52.7)
Industrial Services	95,588	75,681	19,907	26.3
Oil and Gas Field Services	85,274	35,760	49,514	138.5
Corporate Items	(104,736)	(86,862)	(17,874)	20.6
Total	$350,008	$314,692	$35,316	11.2%
_______________________________________

(1)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)	See footnote 3 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.
Revenues
Technical Services revenues increased 15.3%, or $110.4 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to changes in product mix and increases in pricing ($45.5 million), increases in volumes being processed through our treatment, storage and disposal facilities and waste water treatment plants ($16.8 million), the strengthening of the Canadian dollar ($4.5 million), an increase due to an acquisition in August 2011 and an increase in our base business. These increases were partially offset by reductions in volumes being processed through our solvent recycling facilities, incinerators and landfills ($3.2 million).
Field Services revenues decreased 32.7%, or $148.5 million, in the year ended December 31, 2011 from the comparable period in 2010. Field Services performed emergency response work related to the Yellowstone River oil spill in Montana during the year ended December 31, 2011 and in the Gulf of Mexico and Michigan during the year ended December 31, 2010 which accounted for $43.6 million and $253.0 million, respectively, of our third party revenues.  Excluding those oil spill project revenues, Field Services revenues increased for the year ended December 31, 2011 from the comparable period in 2010 primarily due to our polychlorinated biphenyls (“PCB”) business ($11.3 million), our large remedial project business ($6.9 million), and our oil recycling business due to increased pricing and volumes ($2.3 million).  The remaining increase related primarily to growth in our base business.
Industrial Services revenues increased 30.3%, or $106.1 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to an increase in our lodging business ($53.9 million), an increase in shutdown work performed at our refinery customers in Western Canada, the strengthening of the Canadian dollar ($10.1 million), and growth in the oil sands region of Canada. These increases resulted partially from revenues associated with recent acquisitions including Peak in June 2011.
Oil and Gas Field Services revenues increased 87.9%, or $183.8 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($78.9 million), increased exploration activities partially from revenues associated with an acquisition in July 2011 and from increased oil prices ($69.3 million), and an increase in the energy services business ($39.6 million), offset partially by intersegment expenses incurred.
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
Cost of Revenues
Technical Services cost of revenues increased 13.1%, or $61.9 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($14.5 million), fuel costs ($10.1 million), vehicle expenses and equipment repairs ($6.5 million), outside disposal and rail expenses ($6.3 million), materials for reclaim costs ($5.2 million), outside transportation costs ($4.8 million), chemicals and consumables costs ($3.9 million), materials and supplies costs ($3.8 million), turnaround and downtime costs ($3.6 million), equipment rentals and leased equipment costs ($2.9 million), subcontractor, temporary and owner operator fees ($1.6 million), and the strengthening of the Canadian dollar ($2.8 million), offset partially by a reduction in insurance costs ($1.9 million) and a year-over-year increase in favorable changes in environmental liability estimates ($0.8 million).
Field Services cost of revenues decreased 27.6%, or $86.3 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to decreased subcontractor fees, materials and supplies costs, equipment rental costs, fuel costs, travel and other costs associated with our large event business ($119.0 million). This decrease resulted largely from the level of work performed on the Yellowstone oil spill project during the year ended December 31, 2011 being significantly less than that of the oil spill project business in the Gulf of Mexico and Michigan that occurred during the comparable period of 2010.  Excluding those oil spill project costs, Field Services cost of revenues increased $32.4 million for the year ended December 31, 2011 from the comparable period in 2010 primarily due to increases in materials for reclaim or resale ($5.6 million), labor and related expenses ($5.0 million), outside disposal costs ($3.9 million), materials and supplies costs ($3.4 million), equipment rental fees ($3.3 million), fuel costs ($2.7 million), subcontractor fees ($2.6 million), outside transportation costs ($2.4 million), travel costs ($1.9 million) and vehicle expenses ($0.8 million), offset partially by a reduction in chemicals and consumables costs ($1.3 million).
Industrial Services cost of revenues increased 29.3%, or $74.5 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to salary and labor expenses ($39.5 million), material and supplies expenses ($9.7 million), catering costs associated with the increased lodging services revenues ($8.5 million), vehicle expenses ($7.2 million), equipment rental fees ($5.5 million), fuel costs ($5.4 million), subcontractor fees ($5.0 million), travel costs related to shutdown activity ($3.4 million), chemicals and consumables costs ($1.5 million), utilities costs ($1.5 million), insurance costs ($1.5 million), rent expense ($1.4 million), royalty fees ($1.2 million), and telephone costs ($0.8 million), and the strengthening of the Canadian dollar ($7.2 million), offset partially by decreases in lease operator expense due to buyout of leases ($23.2 million) and leased equipment costs ($1.7 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.
Oil and Gas Field Services cost of revenues increased 69.7%, or $115.9 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($52.1 million), fuel costs ($10.0 million), vehicle expenses ($9.7 million), subcontractor fees ($9.3 million), materials and supplies costs ($7.0 million), travel costs ($6.6 million), equipment repair expenses ($5.2 million), rent expense ($4.1 million), equipment rental fees ($3.7 million), temporary fees ($2.8 million), insurance costs ($1.3 million), and chemicals and consumables costs ($0.7 million), and the strengthening of the Canadian dollar ($6.7 million), offset partially by decreases in lease operator expense due to buyout of leases ($3.0 million) and leased equipment costs ($1.3 million).  These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Corporate Items cost of revenues increased $3.2 million for the year ended December 31, 2011, as compared to the comparable period in 2010 primarily due to increased health insurance related costs ($1.1 million), salary and labor expenses ($1.0 million), fuel and vehicle expenses ($0.7 million) and travel costs ($0.4 million), offset partially by a reduction in insurance costs ($1.5 million).
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
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 8.6%, or $6.0 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to an unfavorable change in environmental liability estimates in 2011 compared to a favorable change in environmental liability estimates in 2010 and from increased salaries, commissions and bonuses.
Field Services selling, general and administrative expenses decreased 11.7%, or $3.5 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to a decrease in commissions and bonus expense.
Industrial Services selling, general and administrative expenses increased 58.6%, or $11.7 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense, professional fees and travel costs.
Oil and Gas Field Services selling, general and administrative expenses increased 263.9%, or $18.4 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense, professional fees, travel costs, and due to the recovery in 2010 of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded.
Corporate Items selling, general and administrative expenses increased 20.0%, or $15.8 million, for the year ended December 31, 2011, as compared to the same period in 2010 primarily due to increases in salaries and bonuses ($5.3 million), professional fees primarily related to acquisition costs ($4.4 million), stock-based compensation ($1.3 million), health insurance related costs ($1.2 million), employer contribution costs related to U.S. and Canadian retirement savings plans ($1.2 million), rent expense ($1.1 million), year-over-year severance costs ($0.9 million), computer expenses ($0.5 million), and travel costs ($0.4 million), offset partially by a reduction in marketing and branding costs ($1.8 million).
Depreciation and Amortization

	Year Ended December 31,
	(in thousands)
	2011	2010
Depreciation of fixed assets	$99,860	$72,917
Landfill and other amortization	22,803	19,556
Total depreciation and amortization	$122,663	$92,473

Depreciation and amortization increased 32.6%, or $30.2 million, for the year ended December 31, 2011 compared to the comparable period in 2010. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.
Other Income
Other income increased $3.6 million during the year ended December 31, 2011 compared to the comparable period in 2010, Other income in the year ended December 31, 2011 included compensation of $3.4 million received from the Santa Clara Valley Transit Authority for the release by eminent domain of certain rail rights in connection with our hazardous waste facility located in San Jose, California, as well as a $1.9 million gain on remeasurement of marketable securities as a result of the Peak acquisition. We remeasured our previously held common shares in Peak at their fair value and recognized the resulting gain in other income. Other income in the year ended December 31, 2010 included a gain on sale of certain other marketable securities of $2.4 million.

Interest Expense, Net

	Year Ended December 31,
	(in thousands)
	2011	2010
Interest expense	$40,187	$28,810
Interest income	(798)	(874)
Interest expense, net	$39,389	$27,936
Interest expense, net increased 41.0%, or $11.5 million, for the year ended December 31, 2011 compared to the comparable period in 2010. The increase in interest expense was primarily due to the issuance of $250.0 million in senior secured notes in March 2011 and the amendment of our revolving credit facility in May 2011.
Year ended December 31, 2010 versus Year ended December 31, 2009

	Summary of Operations (in thousands)
	December 31,
	2010	2009	$ Change	% Change
Direct Revenues:
Technical Services	$720,154	$673,193	$46,961	7.0%
Field Services	454,078	180,913	273,165	151.0
Industrial Services	349,775	144,979	204,796	141.3
Oil and Gas Field Services	209,077	76,847	132,230	172.1
Corporate Items	(1,840)	(1,712)	(128)	7.5
Total	1,731,244	1,074,220	657,024	61.2
Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	471,701	432,076	39,625	9.2
Field Services	312,603	138,347	174,256	126.0
Industrial Services	254,182	109,384	144,798	132.4
Oil and Gas Field Services	166,359	68,755	97,604	142.0
Corporate Items	5,895	4,921	974	19.8
Total	1,210,740	753,483	457,257	60.7
Selling, General & Administrative Expenses:
Technical Services	69,598	63,788	5,810	9.1
Field Services	30,217	22,761	7,456	32.8
Industrial Services	19,912	13,400	6,512	48.6
Oil and Gas Field Services	6,958	4,047	2,911	71.9
Corporate Items	79,127	59,161	19,966	33.7
Total	205,812	163,157	42,655	26.1
Adjusted EBITDA(2):
Technical Services	178,855	177,329	1,526	0.9
Field Services	111,258	19,805	91,453	461.8
Industrial Services	75,681	22,195	53,486	241.0
Oil and Gas Field Services	35,760	4,045	31,715	784.1
Corporate Items	(86,862)	(65,794)	(21,068)	32.0
Total	$314,692	$157,580	$157,112	99.7%
________________________________________

(1)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)	See footnote 3 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.

Revenues

Technical Services revenues increased 7.0%, or $47.0 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increases in volumes being processed through all but our solvent recycling facilities ($30.9 million), an increase due to the integration of portions of the Eveready business into the Technical Services segment ($5.5 million), and the strengthening of the Canadian dollar ($10.9 million). These increases were partially offset by reductions due to changes in product mix and reductions in pricing ($24.8 million) and a reduction in volumes being processed through our solvent recycling facilities ($0.6 million). The remaining increase related primarily to growth in our base business.
Field Services revenues increased 151.0%, or $273.2 million, in the year ended December 31, 2010 from the comparable period in 2009. Field Services participated in oil spill response efforts in both the Gulf of Mexico and Michigan during the year ended December 31, 2010 which accounted for $253.0 million of our third party revenues. Excluding those oil spill projects, Field Services revenues also increased for the year ended December 31, 2010 from the comparable period in 2009 primarily due to recording 12 full months of revenues, compared to five months of revenues in the prior year, for Field Service business that was formerly Eveready ($3.8 million), increases in our PCB business ($5.0 million), increases in large remedial project business ($4.3 million), increases in our oil recycling business due to increased pricing and volumes ($3.4 million), and the strengthening of the Canadian dollar ($1.2 million).
Industrial Services revenues increased 141.3%, or $204.8 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to 12 full months of revenues, compared to five months of revenues in the year ended December 31, 2009 as the Eveready acquisition was consummated on July 31, 2009. Additionally, revenues in this segment increased primarily due to activity in the oil sands region of Northern Alberta and high utilization rates at our camps in our lodging business, as well as the strengthening of the Canadian dollar ($3.2 million).

Oil and Gas Field Services revenues increased 172.1%, or $132.2 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to 12 full months of revenues compared, to five months of revenues in the year ended December 31, 2009 as the Eveready acquisition was consummated on July 31, 2009. Additionally, revenues in this segment increased due primarily to increased refinery turnaround work, as well as the strengthening of the Canadian dollar ($2.7 million).

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

Cost of Revenues

Technical Services cost of revenues increased 9.2%, or $39.6 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increases in salary and labor expenses ($12.2 million), outside transportation costs ($4.9 million), vehicle expenses and equipment repairs ($3.4 million), materials and supplies expenses ($3.4 million), materials for reclaim costs ($3.1 million), fuel expense ($3.0 million), utilities costs ($1.9 million), chemical and consumables expense ($1.0 million), equipment rentals and leased equipment ($0.9 million), year-over-year unfavorable changes in environmental liability estimates ($0.9 million), and the strengthening of the Canadian dollar ($5.7 million).

Field Services cost of revenues increased 126.0%, or $174.3 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increased subcontractor fees, materials and supplies costs, equipment rental costs and travel and other costs associated with the oil spill project business in the Gulf of Mexico and Michigan of $149.1 million, or 47.7% of total Field Services cost of revenues. Excluding those oil spill projects, Field Services cost of revenues increased $25.2 million, or 18.2%, for the year ended December 31, 2010 from the comparable period in 2009 primarily due to increases in labor and related expenses ($7.3 million), materials for reclaim or resale ($4.9 million), subcontractor costs ($2.6 million), equipment rental ($2.1 million), materials and supplies costs ($1.9 million), fuel costs ($1.5 million), travel costs ($1.0 million), chemicals and consumables expense ($0.7 million) and equipment repairs ($0.6 million), and the strengthening of the Canadian dollar ($1.0 million).
Industrial Services cost of revenues increased 132.4%, or $144.8 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to a full year of operations of Eveready, which we acquired in July 2009. Costs in this segment increased in proportion to revenues primarily related to increased catering costs associated with the increased lodging services revenues, higher subcontractor fees, equipment rental costs, materials and supplies, labor, fuel and travel costs related to the shutdown activity, and the strengthening of the Canadian dollar ($2.3 million).

Oil and Gas Field Services cost of revenues increased 142.0%, or $97.6 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to a full year of operations of Eveready, which we acquired in July 2009. Additionally, costs in this segment increased due to increased fuel prices and travel costs, as well as the strengthening of the Canadian dollar ($2.4 million).
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
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 9.1%, or $5.8 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to increased salaries, commissions and bonuses offset partially by year-over-year favorable changes in environmental liability estimates.

Field Services selling, general and administrative expenses increased 32.8%, or $7.5 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to an increase in commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 48.6%, or $6.5 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to a full year of operations of Eveready, which we acquired in July 2009.

Oil and Gas Field Services selling, general and administrative expenses increased 71.9%, or $2.9 million, in the year ended December 31, 2010 from the comparable period in 2009 primarily due to a full year of operations of Eveready, which we acquired in July 2009, offset partially by the recovery of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded.
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
Other Income
Other income increased $2.5 million during the year ended December 31, 2010 compared to the comparable period in 2009, primarily due to a $3.2 million gain on sale of certain marketable securities.

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
Income Taxes
Our effective tax rate for fiscal years 2011, 2010 and 2009 was 31%, 31% and 42%, respectively. Our effective tax rate is affected by recurring items, such as tax rates in Canada and the relative amount of income we earn in Canada, which has increased due to our Canadian acquisitions. In addition, the interest and penalties accrual for uncertain tax positions has a material impact on our effective rate. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the change in our U.S. federal income tax rate:
2011

•
A $6.0 million (3.2%) reduction (net of benefit) resulting from the release of interest and penalties related to Canadian and U.S. tax reserves for which the statutes of limitation periods have expired.

•	A $10.2 million (5.5%) reduction resulting from rate differences between Canada and the U.S.

•	A $2.2 million (1.2%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

•	A $2.2 million (1.2%) reduction resulting from a federal solar tax credit.

•	A $1.1 million (0.6%) reduction resulting from the partial release of a valuation allowance on our foreign tax credits.
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
Income tax expense (including taxes on income from discontinued operations) for the year ended December 31, 2011 decreased $0.4 million to $57.4 million from $57.8 million for the comparable period in 2010. The income tax expense (including taxes on income from discontinued operations) for the year ended December 31, 2010 increased $31.0 million to $57.8 million from $26.8 million for the comparable period in 2009 primarily due to increased revenue and earnings offset by a decrease in unrecognized tax benefits of $15.0 million.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011 and December 31, 2010, we had a remaining valuation allowance of $11.5 million and $12.9 million, respectively. The allowance as of December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards. The allowance as of December 31, 2010 consisted of $11.3 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards. The decrease in the valuation allowance was due to the partial release of a valuation allowance on foreign tax credits.

Our management's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of December 31, 2011 and 2010 included accrued interest and penalties of $26.8 million and $26.2 million, respectively. Tax expense for the years ended December 31, 2011, 2010, and 2009 included interest and penalties, net of federal benefit, of $3.4 million, $2.9 million and $3.5 million, respectively.
Liquidity and Capital Resources
Highlights:

•	On March 24, 2011, we issued $250 million aggregate principal amount of 7.625% senior secured notes due 2016 priced for purposes of resale at 104.5% of the aggregate principal amount;

•
In June 2011, we acquired Peak for a purchase price of approximately $205.1 million, including the assumption of approximately $38.4 million of Peak net debt which we paid in full on the acquisition date; and

•	During the third quarter of 2011, we completed three acquisitions for a combined cash consideration of approximately $137.6 million.
We intend to use our remaining existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs and to fund capital expenditures and for potential acquisitions. We anticipate that our cash flow provided by operating activities will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At December 31, 2011, cash and cash equivalents totaled $260.7 million, compared to $302.2 million at December 31, 2010. At December 31, 2011, cash and cash equivalents held by foreign subsidiaries totaled $41.1 million and were readily convertible into other foreign currencies including U.S. dollars. At December 31, 2011, the cash and cash equivalent balances for our U.S. operations was $219.7 million, and our U.S. operations had net operating cash flows from operations of $72.6 million for the year ended December 31, 2011. Additionally, we have available a $250.0 million revolving credit facility of which $167.4 million was available to borrow at December 31, 2011. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We had accrued environmental liabilities as of December 31, 2011 of approximately $170.2 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.
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
Cash Flows for 2011
Cash from operating activities for the year ended December 31, 2011 was $179.5 million, a decrease of 19.9%, or $44.6 million, compared with cash from operating activities for the year ended December 31, 2010. The change was primarily the result of a net increase in working capital items, offset partially by increases in depreciation and amortization expense and deferred income taxes.
Cash used for investing activities for the year ended December 31, 2011 was $480.2 million, an increase of 282.0%, or $354.5 million, compared with cash used for investing activities for the year ended December 31, 2010. The increase was due primarily from higher year-over-year costs associated with acquisitions and additions to property, plant and equipment.
Cash from financing activities for the year ended December 31, 2011 was $258.7 million, compared to cash used for financing activities of $32.2 million for the year ended December 31, 2010. The change was primarily the result of the issuance of $250.0 million aggregate principal amount of 7.625% senior secured notes on March 24, 2011 and redemption of debt in the third quarter of 2010.
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
Financing Arrangements
The financing arrangements and principal terms of our $520.0 million principal amount of senior secured notes which were outstanding at December 31, 2011, and our amended $250.0 million revolving credit facility are discussed further in Note 9, “Financing Arrangements,” to our financial statements included in Item 8 of this report.
As of December 31, 2011, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Liquidity Impacts of Uncertain Tax Positions
As discussed in Note 10, "Income Taxes," to our financial statements included in Item 8 of this report, we have recorded as of December 31, 2011, $63.0 million of unrecognized tax benefits, including $20.2 million of potential interest and $6.6 million of potential penalties. These liabilities are classified as "unrecognized tax benefits and other long-term liabilities" in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.
Contractual Obligations
The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2011 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$426,992	$15,415	$34,549	$31,703	$345,325
Pension funding	3,460	283	575	669	1,933
Long-term debt	520,000			520,000	—
Interest on long-term obligations	198,834	39,916	79,568	79,350	—
Capital leases	15,915	9,049	6,491	375	—
Operating leases	127,608	29,123	41,959	25,290	31,236
Total contractual obligations	$1,292,809	$93,786	$163,142	$657,387	$378,494
As we are not able to reasonably estimate when we would make any cash payments to settle uncertain tax position liabilities of $36.2 million, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $20.2 million and potential penalties of $6.6 million relating to such uncertain tax positions but have not included such amounts in the table above.
The undiscounted value of closure, post closure and remedial liabilities of $427.0 million is equivalent to the present value of $170.2 million based on discounting of $169.4 million and the remainder of $87.4 million to be accrued for closure and post-closure liabilities over the remaining site lives.

The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2011 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$82,600	$82,600	$—	$—	$—
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
Off-Balance Sheet Arrangements
Except for our obligations under operating leases and letters of credit described above under "Contractual Obligations" and performance obligations incurred in the ordinary course of business, we are not party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.
Capital Expenditures
We anticipate that 2012 capital spending will be between $175.0 million to $180.0 million of which approximately $2.0 million will relate to complying with environmental regulations. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Auction Rate Securities
As of December 31, 2011, our long-term investments included $4.2 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.
We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future. During 2011, we liquidated $1.0 million of auction rate securities at par. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they were not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other unobservable inputs. As of December 31, 2011, we have recorded an unrealized pre-tax loss of $0.5 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.
Stockholder Matters
During the year ended December 31, 2011, the Compensation Committee of our Board of Directors granted a total of 73,499 performance share awards that are subject to achieving predetermined revenue and EBITDA margin goals by December 31, 2012 and also include continued service conditions. As of December 31, 2011, based on the year-to-date results of operations, management determined that the performance targets for the 2011 performance awards had been achieved and recognized cumulative expense during the year ended December 31, 2011 through sales, general and administrative expenses.
During the year ended December 31, 2010, the Compensation Committee of our Board of Directors granted a total of 176,842 performance share awards that are subject to achieving predetermined revenue and EBITDA margin goals by December 31, 2011 and also include continued service conditions. As of December 31, 2010, based on the year-to-date results of operations, management determined that the performance targets for the 2010 performance awards had been achieved and recognized cumulative expense during the year ended December 31, 2010 through sales, general and administrative expenses.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2011 (in thousands):

Scheduled Maturity Dates	2012	2013	2014	2015	2016	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$520,000	$—	$520,000
Capital lease obligations	8,310	3,848	2,179	348	—	—	14,685
	$8,310	$3,848	$2,179	$348	$520,000	$—	$534,685
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%
In addition to the fixed rate borrowings described in the above table, we had at December 31, 2011 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $250 million (with a $215 million sub-limit for letters of credit).
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2011, the Canadian subsidiaries transacted approximately 3.5% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $4.2 million and $3.1 million for the year ended December 31, 2011 and 2010, respectively.
At December 31, 2011, $4.2 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.
We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 29, 2012

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(dollars in thousands)

	As of December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$260,723	$302,210
Marketable securities	111	3,174
Accounts receivable, net of allowances aggregating $12,683 and $23,704, respectively	449,553	332,678
Unbilled accounts receivable	29,385	19,117
Deferred costs	5,903	6,891
Prepaid expenses and other current assets	73,349	28,939
Supplies inventories	56,242	44,546
Deferred tax assets	16,602	14,982
Total current assets	891,868	752,537
Property, plant and equipment:
Land	37,185	31,654
Asset retirement costs (non-landfill)	2,529	2,242
Landfill assets	58,466	54,519
Buildings and improvements	189,445	147,285
Camp equipment	110,242	62,717
Vehicles	231,980	162,397
Equipment	729,154	537,937
Furniture and fixtures	3,759	2,293
Construction in progress	24,522	33,005
	1,387,282	1,034,049
Less—accumulated depreciation and amortization	483,335	378,655
Total property, plant and equipment	903,947	655,394
Other assets:
Long-term investments	4,245	5,437
Deferred financing costs	13,607	7,768
Goodwill	122,392	60,252
Permits and other intangibles, net of accumulated amortization of $72,544 and 60,633, respectively	139,644	114,400
Other	10,100	6,687
Total other assets	289,988	194,544
Total assets	$2,085,803	$1,602,475
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

	As of December 31,
	2011	2010
Current liabilities:
Current portion of capital lease obligations	$8,310	$7,954
Accounts payable	178,084	136,978
Deferred revenue	32,297	30,745
Accrued expenses	147,992	116,089
Current portion of closure, post-closure and remedial liabilities	15,059	14,518
Total current liabilities	381,742	306,284
Other liabilities:
Closure and post-closure liabilities, less current portion of $3,885 and $5,849, respectively	30,996	32,830
Remedial liabilities, less current portion of $11,174 and $8,669, respectively	124,146	128,944
Long-term obligations	524,203	264,007
Capital lease obligations, less current portion	6,375	6,839
Unrecognized tax benefits and other long-term liabilities	117,354	82,744
Total other liabilities	803,074	515,364
Commitments and contingent liabilities
Stockholders' equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,182,859 and 52,772,392 shares, respectively	532	528
Treasury stock	—	(2,467)
Shares held under employee participation plan	(469)	(777)
Additional paid-in capital	497,919	488,384
Accumulated other comprehensive income	31,353	50,759
Accumulated earnings	371,652	244,400
Total stockholders' equity	900,987	780,827
Total liabilities and stockholders' equity	$2,085,803	$1,602,475
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the years ended December 31,
	2011	2010	2009
Revenues	$1,984,136	$1,731,244	$1,074,220
Cost of revenues (exclusive of items shown separately below)	1,379,991	1,210,740	753,483
Selling, general and administrative expenses	254,137	205,812	163,157
Accretion of environmental liabilities	9,680	10,307	10,617
Depreciation and amortization	122,663	92,473	64,898
Income from operations	217,665	211,912	82,065
Other income	6,402	2,795	259
Loss on early extinguishment of debt	—	(2,294)	(4,853)
Interest expense, net of interest income of $798, 874, and $825, respectively	(39,389)	(27,936)	(15,999)
Income from continuing operations before provision for income taxes	184,678	184,477	61,472
Provision for income taxes	57,426	56,756	26,225
Income from continuing operations	127,252	127,721	35,247
Income from discontinued operations, net of tax	—	2,794	1,439
Net income	$127,252	$130,515	$36,686
Earnings per share:
Basic	$2.40	$2.48	$0.74
Diluted	$2.39	$2.47	$0.74
Weighted average common shares outstanding	52,961	52,622	49,633
Weighted average common shares outstanding plus potentially dilutive common shares	53,324	52,932	49,866
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$127,252	$130,515	$36,686
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	122,663	92,473	64,898
Allowance for doubtful accounts	759	1,043	1,006
Amortization of deferred financing costs and debt discount	1,572	2,921	1,997
Accretion of environmental liabilities	9,680	10,307	10,617
Changes in environmental liability estimates	(2,840)	(8,328)	(4,657)
Deferred income taxes	37,836	4,919	4,830
Other income	(3,048)	(2,795)	(259)
Stock-based compensation	8,164	7,219	968
Excess tax benefit of stock-based compensation	(3,352)	(1,751)	(481)
Income tax benefit related to stock option exercises	3,347	1,739	474
Gains on sale of businesses	—	(2,678)	—
Write-off of deferred financing costs and debt discount	—	1,394	1,851
Environmental expenditures	(11,319)	(10,236)	(8,617)
Changes in assets and liabilities:
Accounts receivable	(65,210)	(49,411)	(11,429)
Other current assets	(36,761)	(10,550)	1,093
Accounts payable	(8,116)	38,553	5,050
Other current liabilities	(1,096)	18,774	(10,757)
Net cash from operating activities	179,531	224,108	93,270
Cash flows from investing activities:
Additions to property, plant and equipment	(148,513)	(116,450)	(62,244)
Acquisitions, net of cash acquired	(336,960)	(14,646)	(54,476)
Additions to intangible assets including costs to obtain or renew permits	(2,927)	(4,204)	(2,228)
Purchase of marketable securities	—	(2,127)	—
Purchase of investment securities	—	(10,506)	—
Proceeds from sales of marketable securities	425	3,557	105
Proceeds from sales of fixed assets and assets held for sale	6,794	16,053	452
Proceeds from insurance settlement	—	1,336	—
Proceeds from sale of long-term investments	1,000	1,300	—
Net cash used in investing activities	$(480,181)	$(125,687)	$(118,391)
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	For the years ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Change in uncashed checks	$9,822	$(1,266)	$4,034
Proceeds from exercise of stock options	1,350	862	430
Remittance of shares, net	(4,061)	(399)	(415)
Excess tax benefit of stock-based compensation	3,352	1,751	481
Deferred financing costs paid	(8,463)	(353)	(10,473)
Proceeds from employee stock purchase plan	3,516	2,449	2,315
Payments on capital leases	(7,837)	(5,126)	(1,118)
Payment on acquired debt	—	—	(230,745)
Principal payments on debt	—	(30,000)	(53,032)
Distribution of cash earned on employee participation plan	(189)	(148)	—
Issuance of senior secured notes, net	261,250	—	292,107
Net cash from financing activities	258,740	(32,230)	3,584
Effect of exchange rate change on cash	423	2,473	5,559
(Decrease) increase in cash and cash equivalents	(41,487)	68,664	(15,978)
Cash and cash equivalents, beginning of year	302,210	233,546	249,524
Cash and cash equivalents, end of year	$260,723	$302,210	$233,546
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$31,201	$26,985	$7,833
Income taxes paid	48,725	56,015	14,608
Non-cash investing and financing activities:
Property, plant and equipment accrued	18,682	7,844	908
Accrued working capital adjustments	3,694	—	—
Assets acquired through capital lease	1,807	10,130	—
Issuance of Clean Harbors common stock for Eveready common shares	—	—	118,427
Issuance of acquisition-related common stock, net	—	1,015	—
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value	Treasury Stock			Comprehensive Income		Accumulated Earnings
Balance at December 31, 2008	47,466	$474	$(1,653)	—	$353,713		$(688)	$77,199	$429,045
Net income	—	—	—	—	—	$36,686	—	36,686	36,686
Foreign currency translation	—	—	—	—	—	25,259	25,259	—	25,259
Unrealized gain on long-term investments (net of deferred taxes of $441)	—	—	—	—	—	1,726	1,726	—	1,726
Unfunded pension liability (net of deferred taxes of $254)	—	—	—	—	—	532	532	—	532
Comprehensive income	—	—	—	—	—	$64,203	—	—	—
Stock-based compensation	66	—	—	—	525		—	—	525
Issuance of restricted shares, net of shares remitted	(16)	—	(415)	—	—		—	—	(415)
Shares held under employee participation plan	—	—	—	(1,150)	—		—	—	(1,150)
Exercise of stock options	58	2	—	—	428		—	—	430
Issuance of common stock, net of issuance costs	4,784	48	—	—	118,350		—	—	118,398
Tax benefit on exercise of stock options	—	—	—	—	474		—	—	474
Employee stock purchase plan	104	—	—	—	2,315		—	—	2,315
Balance at December 31, 2009	52,462	$524	$(2,068)	$(1,150)	$475,805		$26,829	$113,885	$613,825
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan	Additional Paid-in Capital		Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value	Treasury Stock			Comprehensive Income		Accumulated Earnings
Balance at December 31, 2009	52,462	$524	$(2,068)	$(1,150)	$475,805		$26,829	$113,885	$613,825
Net income	—	—	—	—	—	$130,515	—	130,515	130,515
Change in unrealized gain (loss) of available for sale securities, net of taxes	—	—	—	—	—	(551)	(551)	—	(551)
Foreign currency translation						24,536	24,536	—	24,536
Unfunded pension liability (net of deferred taxes of $24)	—	—	—	—	—	(55)	(55)	—	(55)
Comprehensive income	—	—	—	—	—	$154,445	—	—	—
Stock-based compensation	48	—	—	—	6,518		—	—	6,518
Issuance of restricted shares, net of shares remitted	(12)	—	(399)	—	—		—	—	(399)
Shares held under employee participation plan	—	—	—	373	—		—	—	373
Exercise of stock options	142	4	—	—	858		—	—	862
Issuance of acquisition related common stock, net of issuance costs options	32	—	—	—	1,015		—	—	1,015
Net tax benefit on exercise of stock options	—	—	—	—	1,739		—	—	1,739
Employee stock purchase plan	100	—	—	—	2,449		—	—	2,449
Balance at December 31, 2010	52,772	528	(2,467)	(777)	488,384		50,759	244,400	780,827
Net income	—	—	—	—	—	$127,252	—	127,252	127,252
Elimination of treasury stock			2,467		(2,467)				—
Change in unrealized gain (loss) of available for sale securities, net of taxes	—	—	—	—	—	686	686	—	686
Reclassification of gains on available-for-sale securities recognized during the year, (net of taxes of $379)	—	—	—	—	—	(1,493)	(1,493)	—	(1,493)
Foreign currency translation						(18,264)	(18,264)	—	(18,264)
Unfunded pension liability (net of deferred taxes of $58)	—	—	—	—	—	(335)	(335)	—	(335)
Comprehensive income	—	—	—	—	—	$107,846	—	—	—
Stock-based compensation	322	—	—	—	7,854		—	—	7,854
Issuance of restricted shares, net of shares remitted	(76)	—	—	—	(4,061)		—	—	(4,061)
Shares held under employee participation plan	—	—	—	308	—		—	—	308
Exercise of stock options	71	4	—	—	1,346		—	—	1,350
Net tax benefit on exercise of stock-based awards	—	—	—	—	3,347		—	—	3,347
Employee stock purchase plan	94	—	—	—	3,516		—	—	3,516
Balance at December 31, 2011	53,183	$532	$—	$(469)	$497,919		$31,353	$371,652	$900,987
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) OPERATIONS
Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is a leading provider of environmental, energy and industrial services throughout North America and is the largest operator of non-nuclear hazardous waste treatment facilities in North America. The Company has a network of more than 200 service locations, including 52 active hazardous waste management properties. These properties include six incineration facilities, nine commercial landfills, seven wastewater treatment facilities, 21 treatment, storage and disposal facilities ("TSDFs"), two solvent recycling facilities and eight locations specializing in polychlorinated biphenyls ("PCB") management and oil storage and recycling. Some of the Company's properties offer multiple capabilities. In addition, the Company has 167 service centers, satellite and support locations and corporate and regional offices. These properties are located in 37 U.S. states, seven Canadian provinces, Mexico and Puerto Rico. The Company also operates international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom.
In preparing the accompanying audited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2011, until the issuance of the financial statements.
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
Reclassifications
During the quarter ended March 31, 2011, the Company re-aligned its management reporting structure. Under the new structure, the Company's operations are managed in four segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment. Accordingly, the Company re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes. The Company has recast the prior period segment information to conform to the current year presentation.
Stock Split
On June 8, 2011, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock in the form of a stock dividend of one share for each outstanding share. The stock dividend was paid on July 26, 2011 to holders of record at the close of business on July 6, 2011. The stock split followed the approval, at the Company's 2011 annual meeting of stockholders, of a proposal to increase the Company's authorized shares of common stock from 40 million to 80 million. The stock split did not change the proportionate interest that a stockholder maintained in the Company. All share and per share information, including options, restricted and performance stock awards, stock option exercises, employee stock purchase plan purchases, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statements of income and stockholders' equity, have been retroactively adjusted to reflect the two-for-one stock split. In addition, awards granted and weighted average fair value of awards granted in Note 12, “Stock-Based Compensation

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

and Employee Participation Plan,” have also been retroactively adjusted.
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
Credit Concentration
Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America and internationally. The Company maintains strict policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. The Company establishes an allowance for doubtful accounts each month based on specific review of particular balances and customers, the credit risk applicable to particular customers, historical collection trends, age of outstanding receivables, existing economic conditions and other information as deemed applicable. Past-due receivable balances are written-off when the Company's internal collection efforts have been deemed unsuccessful in collecting the outstanding balance due. As of December 31, 2011 and 2010, no individual customer accounted for more than 10% of net accounts receivable. During each of the years ended December 31, 2011, 2010 and 2009, no individual customer accounted for more than 10% of total revenues.
Unbilled Receivables
The Company recognizes unbilled accounts receivable for service and disposal transactions rendered but not invoiced to the customer by the end of the period.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepayments for various services, refundable deposits, and income taxes receivable. Included in the balance as of December 31, 2011 was $30.5 million in income taxes receivable.
Supplies Inventories
Supplies inventories consist primarily of supplies and repair parts expected to be used in the operating cycle, which are stated at the lower of cost or market. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.
Property, Plant and Equipment (excluding landfill assets)
Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Items of an ordinary

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Interest in the amount of $0.5 million, $0.5 million and $0.2 million was capitalized to fixed assets during the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization expense was $99.9 million, $72.9 million and $50.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Land, leasehold and building improvements have a weighted average life of 7.8 years.
Camp equipment consists of industrial lodging facilities that are utilized to provide lodging services to companies in the refinery and petrochemical industries.
Solar equipment consists of a solar array that is used to provide electric power for a continuously operating groundwater decontamination pump and treatment system at a closed and capped landfill located in New Jersey. The solar array was installed and became operable during the second quarter of 2011.
The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. For the years ended December 31, 2011, 2010 and 2009, the Company did not record impairment charges related to long-lived assets. In the fourth quarter of 2011, the Company temporarily idled for approximately 18 months the Company's hazardous waste incinerator in Ville Mercier, Quebec. The Company performed an analysis of the long-lived assets and concluded that there was no impairment from the temporary idling of the incinerator. The Company will continue to assess all of its long-lived assets for impairment as necessary.
Goodwill and Intangible Assets
Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value.
Permits are recorded at historical cost and other intangible assets are recorded at fair value. Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Permits consist of the value of permits acquired in a business combination and direct costs related to obtaining such permits such as legal fees, site surveys, engineering costs and other expenses. In addition, the Company has capitalized legal costs incurred in connection with the defense of the Company's right to accept a new type of waste at one of its facilities under a validly issued permit. Other intangible assets consist of customer relationships, acquired trade names, and non-compete agreements. Other intangible assets are amortized on a straight-line basis over their respective useful lives, which range from 3 to 12 years. Amortization expense was $12.4 million, $10.9 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Long-lived tangible and intangible assets other than goodwill are reviewed for impairment whenever events or changes in

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Any resulting impairment losses recorded by the Company could have an adverse impact on the Company's results of operations by either decreasing net income or increasing net loss. There were no impairment charges during the years ended December 31, 2011, 2010 and 2009.
The Company also assesses goodwill for impairment at least on an annual basis as of December 31 by comparing the fair value of each reporting unit to its carrying value, including goodwill. The Company conducted its annual impairment test of goodwill as of December 31, 2011 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair value of the Company's Technical Services, Field Services, Industrial Services and Oil and Gas Field Services segments significantly exceeded their respective carrying values. There can be no assurance that future events will not result in an impairment of goodwill.
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
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $10.4 million, $8.7 million and $6.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
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
Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Company's Board of Directors. As of December 31, 2011, there was one unpermitted expansion at one location included in the Company's landfill accounting model, which represented 22.5% of the Company's remaining airspace at that date. As of December 31, 2011 and 2010, the unpermitted expansion was not considered an exception to the Company's established criteria.
As of December 31, 2011, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	17	917	—	917
Buttonwillow	California	36	8,358	—	8,358
Deer Park	Texas	10	411	—	411
Deer Trail	Colorado	17	711	—	711
Grassy Mountain	Utah	22	2,244	—	2,244
Kimball	Nebraska	12	335	—	335
Lambton	Ontario	82	193	6,212	6,405
Lone Mountain	Oklahoma	26	3,631	—	3,631
Ryley	Alberta	6	901	—	901
Sawyer	North Dakota	15	912	—	912
Westmorland	California	64	2,732	—	2,732
			21,345	6,212	27,557
The Company had 1.5 million cubic yards of permitted, but not highly probable, airspace as of December 31, 2011. Permitted, but not highly probable, airspace is permitted airspace the Company currently does not expect to utilize; therefore, this airspace has not been included in the above table.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the remaining highly probable airspace from January 1, 2009 through December 31, 2011 (in thousands of cubic yards):

	2011	2010	2009
Remaining capacity at January 1,	28,557	25,765	28,308
Addition (reduction) of highly probable airspace	102	3,905	(1,635)
Consumed	(1,102)	(1,113)	(908)
Remaining capacity at December 31,	27,557	28,557	25,765
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2011 and 2010 was $25.8 million and $29.8 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.01% and 1.02% during 2011 and 2010 respectively) and discounted at the Company's credit-adjusted risk-free interest rate (8.79% and 9.74% for the years ended December 31, 2011 and December 31, 2010 respectively).
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
The balance of non-landfill closure and post-closure liabilities at December 31, 2011 and 2010 was $9.1 million and $8.9 million, respectively. Management bases estimates for non-landfill closure and post-closure liabilities on its interpretation of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. The Company's cost estimates are calculated using internal sources as well as input from third party experts. Management uses probability scenarios to estimate when future operations will cease and inflates the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities
The balance of remedial liabilities at December 31, 2011 and 2010 was $135.3 million and $137.6 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last nine years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 65 Superfund sites as of December 31, 2011. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

such estimated liability.
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
Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. Management's experience has been that the timing of payments for remedial liabilities is not usually estimable, and therefore the amounts of remedial liabilities are not generally discounted. In the case of remedial liabilities assumed in connection with acquisitions, acquired liabilities are recorded under purchase accounting at fair value, which requires taking into consideration inflation and discount factors. Accordingly, as of the respective acquisition dates, the Company recorded the remedial liabilities assumed as part of acquisitions at their fair value, which were calculated by inflating costs in current dollars using an estimate of future inflation rates as of the respective acquisition dates until the expected time of payment, and then discounting the amount of the payments to their present value using a risk-free discount rate as of the acquisition dates. Discounts were and will be applied to the environmental liabilities as follows:

•
Remedial liabilities assumed relating to acquisitions are and will continue to be inflated using the inflation rates at the time of each acquisition (ranging from 1.01% to 2.44%) until the expected time of payment, then discounted at the risk-free interest rate at the time of such acquisition (ranging from 3.65% to 4.9%).

•
Remedial liabilities incurred subsequent to the acquisitions and remedial liabilities of the Company that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liabilities, which is usually neither increased for inflation nor reduced for discounting.

Unrecognized Tax Benefits and Other Long-term Liabilities
Unrecognized tax benefits and other long term liabilities consists primarily of liabilities for uncertain tax positions, deferred tax liabilities, deferred rent and accrued pension costs. The increase in the balance as of December 31, 2011 by $34.6 million from December 31, 2010 was primarily due to the increase in deferred tax liabilities for property, plant and equipment.
Letters of Credit
The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 9, "Financing Arrangements," for further discussion of financing arrangements. As of December 31, 2011 and 2010, the Company had outstanding letters of credit in an aggregate amount of $82.6 million and $86.1 million, respectively, under the revolving credit facility.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2011	2010	2009
Cumulative translation adjustment of foreign currency statements	$32,702	$50,966	$26,430
Unrealized gain (loss) on long-term investments (net of deferred taxes of $155, ($50) and ($109), respectively)	(348)	459	1,010
Unfunded pension liability (net of deferred taxes of $283, $225 and $201, respectively)	(1,001)	(666)	(611)
	$31,353	$50,759	$26,829

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
Technical Services revenue is generated from fees charged for hazardous material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of hazardous and non-hazardous waste. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Revenues for treatment and disposal of hazardous waste are recognized upon completion of wastewater treatment, final disposition in a landfill or incineration of the waste, all at Company-owned sites, or when the waste is shipped to a third party for processing and disposal. Revenue for all other Technical Services is also recognized when services are rendered. The Company, at the request of a customer, periodically enters into bundled arrangements for the collection and transportation and disposal of waste. The Company accounts for such arrangements as multiple-element arrangements with separate units of accounting. The Company measures and allocates the consideration from the arrangement to the separate units, based on evidence of the estimated relative selling price for each deliverable. Revenues from waste that is not yet completely processed and disposed and the related costs are deferred until these services are completed.
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
Industrial Services provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, pigging and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Revenue for lodging services is recognized in the period the room is used by the customer based on the related lodging agreements.
Oil and Gas Field Services provides fluid handling, fluid hauling, downhole servicing, surface rentals, exploration, mapping and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues for such services are recognized over the term of the agreements or as services are performed. Oil and Gas Field Services also provides drill camp accommodations and equipment rentals to support drill sites. Revenue for drill camp accommodations are recognized based on usage of the camp.
Stock-Based Compensation
The Company recognizes stock-based compensation expense in the financial statements based on the grant date fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The fair value of stock options is calculated using the Black-Scholes option-pricing model. Compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate. The fair value of the Company's grants of restricted stock are based on the quoted market price for the Company's common stock on the respective dates of grant.
Any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are credited to additional paid-in capital and windfalls are classified as financing cash flows.
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
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax consists of income from operations that were sold during the year ended December 31, 2010. In April 2010, the Company divested the Pembina Area Landfill, located near Dayton Valley, Alberta, which was acquired as part of the Company's Eveready acquisition in 2009. In connection with this sale, the Company recognized a pre-tax gain of $1.3 million which, along with the net income for the Pembina Area Landfill, was recorded in income from discontinued operations for the year ended December 31, 2010. From January 1, 2010 to April 30, 2010, the Pembina Area Landfill generated $2.2 million of revenues and $2.5 million of pre-tax income which were included in income from discontinued operations. In addition, the Company sold in the second quarter of 2010 the mobile industrial health business and recognized a $1.4 million pre-tax gain on sale which was recorded in income from discontinued operations. For the year ended December 31, 2009, the Pembina Area Landfill recorded $3.1 million of revenues and $2.0 million of pre-tax income included in the calculation of income from discontinued operations.
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
Business Combinations
For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, at their fair values; contingent consideration is recognized at its fair value on the acquisition date; changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.
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
In 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 which provides additional guidance on the recognition of revenue from multiple element arrangements. ASU 2009-13 states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance became effective for fiscal years beginning after June 15, 2010 and can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively. The Company adopted ASU 2009-13 prospectively as of January 1, 2011 and although the adoption did not materially impact its financial condition, results of operations, or cash flow, this guidance may impact the Company’s determination of the separation of deliverables for future arrangements.
In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance will require a change in the presentation of the financial statements and will require retrospective application. In December 2011, the FASB deferred certain provisions of the ASU that relate to presentation of reclassification adjustments. The Company adopted this guidance as of January 1, 2012. The guidance will not impact the Company's financial condition, results of operations or cash flow.
In September 2011, the FASB issued ASU 2011-08 Goodwill and Other (Topic 350) which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this standard on January 1, 2012. The standard will not have a material impact on the Company's financial condition, results of operations or cash flow.
In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this standard on January 1, 2012. The standard will not have a material impact on the Company's financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS
Third Quarter Acquisitions
During the third quarter of 2011, the Company acquired (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $141.3 million, including the assumption and payment of debt of $25.2 million, and preliminary post-closing adjustments of $3.7 million based upon the assumed target amounts of working capital. These third quarter acquisitions (i) enhance the Company's service offerings to its customers and its reputation as a leading provider of comprehensive field services for the oil and gas sectors; (ii) provide a complement to the Company's catalyst handling, industrial and specialty industrial services for the refinery and petrochemical industry; and (iii) help expand its growing lodging business, respectively. These acquisitions have been integrated with the Oil and Gas Field Services, Technical Services and Industrial Services segments of the Company's operations and reporting structure.
The following table summarizes the preliminary aggregate purchase price for the third quarter acquisitions at their acquisition dates (in thousands of U.S. dollars).

Cash consideration	$112,450
Debt assumed and paid-off at acquisition date	25,183
Estimated net amount due to the sellers for working capital adjustments	3,694
Total estimated purchase price	$141,327
The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands). The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company's acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments to the values presented below.

	At Acquisition Dates (As reported at September 30, 2011)	Measurement Period Adjustments	At Acquisition Dates (As Adjusted)
Current assets (i)	$40,028	$1,357	$41,385
Property, plant and equipment	60,109	2,857	62,966
Customer relationships and other intangibles	23,371	—	23,371
Other assets	196	1,602	1,798
Current liabilities	(19,522)	(3,039)	(22,561)
Asset retirement obligations	(193)	(7)	(200)
Other liabilities	(4,469)	1,728	(2,741)
Total identifiable net assets	99,520	4,498	104,018
Goodwill (ii)	44,637	(7,328)	37,309
Total	$144,157	$(2,830)	$141,327
____________

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary aggregate fair value of $21.4 million. Combined gross amounts due were $22.1 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $13.2 million, $10.2 million and $13.9 million has been assigned to the Oil and Gas Field Services segment, the

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

Technical Services segment, and the Industrial Services segment, respectively. Certain amounts will not be deductible for tax purposes.
Management has determined the preliminary purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. Such amounts are subject to adjustment based on the additional information necessary to determine fair values.
Acquisition related costs of $0.8 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2011.
The results of operations of the acquired businesses have been included in the Company's consolidated financial statements since the respective acquisition dates. Revenues attributable to the third quarter acquisitions included in the Company's consolidated statements of income for the year ended December 31, 2011 were approximately $56.0 million. The Company has determined that the separate disclosure of earnings for those current period acquisitions is impracticable for the year ended December 31, 2011 due to the integration of those businesses' operations into the Company upon acquisition.
The following unaudited pro forma combined summary data presents information as if the third quarter acquisitions had been acquired at the beginning of 2010 and assumes that there were no material, non-recurring pro forma adjustments directly attributable to the acquisitions. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and those three acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	For the Year Ended December 31,
	2011	2010
Pro forma combined revenues	$2,091,102	$1,892,906
Pro forma combined net income	$129,106	$138,549
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
Peak is a diversified energy services corporation operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada. Peak also provides water technology solutions to a variety of customers throughout North America. Peak employs approximately 900 people. Peak shares previously traded on the Toronto Stock Exchange under the symbol “PES.” This acquisition will expand the Company's presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support. The Peak business has been integrated within the Oil and Gas Field Services and Industrial Services segments of the Company’s operations and reporting structure.
The following table summarizes the preliminary purchase price for Peak at the acquisition date (in thousands of U.S. dollars).

Cash paid for Peak common shares	$162,585
Fair value of previously owned common shares (i)	4,117
Peak net debt assumed (ii)	38,431
Total estimated purchase price	$205,133
____________

(i)
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

(ii)	The outstanding Peak debt, net of $15.7 million of cash assumed, which consisted of three term loan facilities, was paid off on June 10, 2011.
Acquisition related costs of $0.7 million were included in selling, general and administrative expenses in the Company’s consolidated statements of income for the year ended December 31, 2011.
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

	At June 10, 2011 (As reported at September 30, 2011)	Measurement Period Adjustments	At June 10, 2011 (As Adjusted)
Current assets(i)	$44,986	$1,557	$46,543
Property, plant and equipment	150,265	1,309	151,574
Identifiable intangible assets	13,186	—	13,186
Other assets	1,109	5,822	6,931
Current liabilities	(28,360)	(676)	(29,036)
Asset retirement obligations	(103)	—	(103)
Other liabilities	(8,126)	(49)	(8,175)
Total identifiable net assets	$172,957	$7,963	$180,920
Goodwill(ii)	32,176	(7,963)	24,213
Total	$205,133	$—	$205,133
____________

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary fair value of $33.3 million. The gross amount due was $34.7 million.

(ii)
Goodwill, which is attributable to expected operating and cross-selling synergies, will not be deductible for tax purposes. Goodwill of $8.2 million and $16.0 million has been recorded in the Oil and Gas Field Services and Industrial Services segments, respectively; however, the amount and the allocation are subject to change pending the finalization of the Company’s valuation.

The Company has determined that the separate disclosure of Peak’s earnings is impracticable for the year ended December 31, 2011 due to the integration of Peak operations into the Company upon acquisition. Revenues attributable to Peak included in the Company’s consolidated statements of income for the year ended December 31, 2011 was $125.3 million.
The following unaudited pro forma combined summary data presents information as if Peak had been acquired at the beginning of 2010 and assumes that there was no material, non-recurring pro forma adjustment directly attributable to the acquisition. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Peak been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

	For the Year Ended December 31,
	2011	2010
Pro forma combined revenues	$2,079,329	$1,879,749
Pro forma combined net income	$129,103	$128,481
Termination of Proposed Acquisition of Badger
The Company entered on January 25, 2011 into a definitive agreement to acquire Badger Daylighting Ltd. (“Badger”), an Alberta corporation headquartered in Calgary, Alberta. Under the terms of the acquisition agreement, a condition to the respective obligations of each of the Company and Badger to complete the transaction was approval of the transaction by a required affirmative vote of at least 66 2/3 % of Badger’s shareholders and option holders voting on the matter. At a meeting held on April 26, 2011, the Badger shareholders and option holders failed to approve the transaction by the required vote. In accordance with the terms of the acquisition agreement, the Company terminated the agreement on April 26, 2011. The acquisition agreement provided that if the Company terminated the agreement because of a failure by the Badger shareholders and option holders to approve the transaction by the required vote, Badger was obligated to reimburse the Company’s out of pocket expenses incurred in connection with the proposed transaction including the financing thereof, up to a maximum of CDN $1.5 million. Based on a demand letter sent to Badger in May 2011, the Company received U.S. $1.1 million from Badger in June for reimbursement in accordance with this provision of the agreement.
(4) FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments.
Marketable Securities and Auction Rate Securities
As of December 31, 2011, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of December 31, 2011 was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.
As of December 31, 2011, all of the Company's auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company's auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. During the year ended December 31, 2011, the Company liquidated $1.0 million in auction rate securities at par. The Company attributes the $0.5 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because the Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before their maturity.
During the year ended December 31, 2011, the Company recorded an unrealized pre-tax loss of $0.2 million on its auction rate securities which is included in accumulated other comprehensive income. In addition, as of December 31, 2011, the Company continued to earn interest on all of its auction rate securities with interest rates resetting generally every 28 days.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) FAIR VALUE MEASUREMENTS (Continued)

The Company's assets measured at fair value on a recurring basis at December 31, 2011 and 2010 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Auction rate securities	$—	$—	$4,245	$4,245
Marketable securities	$111	$—	$—	$111

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Auction rate securities	$—	$—	$5,437	$5,437
Marketable securities	$3,174	$—	$—	$3,174
The decrease in marketable securities since December 31, 2010 was primarily due to the Peak acquisition on June 10, 2011. The Company previously owned a 3.15% interest in Peak which was recorded in marketable securities.
The following table presents the changes in the Company's long-term investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance at January 1	$5,437	$6,503
Sale of auction rate securities at par	(1,000)	(1,300)
Unrealized (loss) gain included in other comprehensive income	(192)	234
Balance at December 31	$4,245	$5,437
Senior Secured Notes
The fair value of the Company’s currently outstanding notes is based on quoted market prices and was $538.5 million at December 31, 2011 and $278.3 million at December 31, 2010.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Balance at January 1	$60,252	$56,085
Acquired from acquisitions	65,049	5,393
Decrease from adjustments related to the acquisitions during the measurement period	—	(2,454)
Foreign currency translation	(2,909)	1,228
Balance at December 31	$122,392	$60,252
The increase in goodwill during the year ended December 31, 2011 was primarily attributed to the Company's recent acquisitions. The goodwill related to these acquisitions includes estimates that are subject to change based upon final fair value determinations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Below is a summary of amortizable other intangible assets (in thousands):

	December 31, 2011				December 31, 2010
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$106,939	$45,629	$61,310	17.9	$103,493	$42,430	$61,063	15.9
Customer relationships	83,721	17,650	66,071	7.9	58,322	10,418	47,904	8.0
Other intangible assets	21,528	9,265	12,263	5.3	13,218	7,785	5,433	3.5
	$212,188	$72,544	$139,644	10.0	$175,033	$60,633	$114,400	9.7
The increase in customer relationships and other intangible assets was primarily attributed to the recent acquisitions. Amounts are provisional and subject to change upon completion of final valuations. The total amounts assigned and the weighted average amortization period by major intangible asset classes as it relates to these acquisitions as of December 31, 2011, were as follows:

	Peak Total Amount Assigned	Peak Weighted Average Amortization Period (in years)	Other Acquisitions Total Amount Assigned	Other Acquisitions Weighted Average Amortization Period (in years)
Customer relationships	$9,503	6.4	$16,697	14.7
Other intangibles	3,154	8.4	2,979	6.4
	$12,657	6.8	$19,676	13.4
Below is the expected amortization for the net carrying amount of finite-lived intangible assets at December 31, 2011 (in thousands):

Years Ending December 31,	Expected Amortization
2012	$14,124
2013	13,502
2014	12,729
2015	12,093
2016	11,277
Thereafter	73,553
$137,278

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Insurance	$21,712	$19,736
Interest	15,434	7,826
Accrued disposal costs	2,455	2,173
Accrued compensation and benefits	56,029	44,545
Income, real estate, sales and other taxes	14,863	19,529
Other	37,499	22,280
	$147,992	$116,089

(7) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations"), from January 1, 2010 through December 31, 2011 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2010	$28,070	$7,740	$35,810
New asset retirement obligations	1,873	—	1,873
Accretion	2,746	1,054	3,800
Changes in estimates recorded to statement of income	(89)	(49)	(138)
Other changes in estimates recorded to balance sheet	6	379	385
Expenditures	(2,962)	(225)	(3,187)
Currency translation and other	112	24	136
Balance at December 31, 2010	29,756	8,923	38,679
Liabilities assumed in acquisitions	—	202	202
New asset retirement obligations	2,469	—	2,469
Accretion	2,255	1,126	3,381
Changes in estimates recorded to statement of income	(822)	(580)	(1,402)
Other changes in estimates recorded to balance sheet	(4,232)	292	(3,940)
Expenditures	(3,597)	(935)	(4,532)
Currency translation and other	(65)	89	24
Balance at December 31, 2011	$25,764	$9,117	$34,881
All of the landfill facilities included in the above were active as of December 31, 2011.
New asset retirement obligations incurred in 2011 are being discounted at the credit-adjusted risk-free rate of 8.79% and inflated at a rate of 1.01%. New asset retirement obligations incurred in 2010 were discounted at the credit-adjusted risk-free rate of 9.74% and inflated at a rate of 1.02%.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)

Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2012	$4,371
2013	6,090
2014	6,251
2015	7,264
2016	5,800
Thereafter	223,960
Undiscounted closure and post-closure liabilities	253,736
Less: Reserves to be provided (including discount of $131.5 million) over remaining site lives	(218,855)
Present value of closure and post-closure liabilities	$34,881

(8) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2010 through December 31, 2011 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2010	5,337	86,761	53,388	145,486
Accretion	261	3,895	2,351	6,507
Changes in estimates recorded to statement of income	(115)	(4,491)	(3,584)	(8,190)
Expenditures	(103)	(3,838)	(3,108)	(7,049)
Currency translation and other	131	27	701	859
Balance at December 31, 2010	5,511	82,354	49,748	137,613
Liabilities assumed in acquisitions	—	—	100	100
Accretion	271	3,780	2,247	6,298
Changes in estimates recorded to statement of income	(55)	(3,825)	2,442	(1,438)
Expenditures	(71)	(3,852)	(2,864)	(6,787)
Currency translation and other	(56)	(8)	(402)	(466)
Balance at December 31, 2011	$5,600	$78,449	$51,271	$135,320
During the year ended December 31, 2011, the benefit resulting from the changes in estimates for remedial liabilities for inactive sites was based primarily on revisions to certain liability estimates due to new site information and the installation of more efficient processing equipment. The benefit resulting from changes in estimates for non-landfill liabilities was primarily due to (i) the successful introduction of new technology for remedial activities, (ii) the discounting effect of delays in certain remedial projects and (iii) the completion of remedial projects at lower than anticipated cost, offset partially by (iv) new regulatory compliance obligations.
During the year ended December 31, 2010, the benefit resulting from the changes in estimates for remedial liabilities for inactive sites was based primarily on revisions to certain liability estimates due to new site information and the installation of more efficient processing equipment. The benefit resulting from changes in estimates for non-landfill liabilities was primarily due to (i) the successful introduction of new technology for remedial activities, (ii) the discounting effect of delays in certain remedial projects and (iii) the completion of remedial projects at lower than anticipated cost, offset partially by (iv) new regulatory compliance obligations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) REMEDIAL LIABILITIES (Continued)

Anticipated payments at December 31, 2011 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2012	$11,044
2013	12,315
2014	9,893
2015	8,011
2016	10,628
Thereafter	121,365
Undiscounted remedial liabilities	173,256
Less: Discount	(37,936)
Total remedial liabilities	$135,320
In light of currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2011 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $135.3 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $19.7 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.
Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (21 facilities)	$49,720	36.7%	$9,114
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (17 facilities)	78,450	58.0	9,913
Superfund sites owned by third parties on which wastes generated or shipped by the sellers of the CSD assets (or their predecessors) are present (13 sites)	7,150	5.3	715
Total	$135,320	100.0%	$19,742
___________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) REMEDIAL LIABILITIES (Continued)

Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$37,200	27.5%	$5,219
Bridgeport, NJ	Closed incinerator	21,547	15.9	2,822
Mercier, Quebec(2)	Idled incinerator and legal proceedings	13,616	10.1	1,459
San Jose, CA	Open treatment, storage, or disposal facilities	9,223	6.8	949
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (34 facilities)	46,584	34.4	8,578
Various(2)	All other Superfund sites (each representing less than 5% of total liabilities) owned by third parties on which wastes generated or shipped by either the Company or the sellers of the CSD assets (or their predecessors) are present (13 sites)	7,150	5.3	715
Total		$135,320	100.0%	$19,742
_________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

(2)
$26.7 million of the $135.3 million remedial liabilities and $2.7 million of the $19.7 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 14, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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
(9) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2011	December 31, 2010
Senior secured notes, at 7.625%, due August 15, 2016	$520,000	$270,000
Revolving credit facility, due May 31, 2016	—	—
Unamortized notes premium and discount, net	4,203	(5,993)
Long-term obligations	$524,203	$264,007
On May 31, 2011, the Company increased its previous $120.0 million revolving credit facility to a $250.0 million revolving credit facility (described below). At December 31, 2011 and 2010 , the revolving credit facility had no outstanding loan balances, $167.4 million and $33.9 million, respectively, to borrow and $82.6 million and $86.1 million, respectively, of letters of credit outstanding.
As of December 31, 2010, the Company had outstanding $270 million aggregate principal amount of 7.625% senior secured notes due 2016.  On March 24, 2011, the Company issued an additional $250.0 million aggregate principal amount of such notes (the “new notes”).  Under the purchase agreement, the new notes were priced for purposes of resale at 104.5% of the aggregate principal amount, representing an effective yield to maturity of 6.132%. In addition to such 104.5% purchase price, the purchase price paid to the Company for the new notes also included interest accrued on the new notes from and including February 15, 2011. The net proceeds from the issuance and sale of the new notes, after deducting the initial purchasers’

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) FINANCIAL ARRANGEMENTS (Continued)

discount and estimated other transaction expenses, were approximately $255.7 million.
The new notes and the $270.0 million of notes issued on the initial issue date are treated as a single class for all purposes including, without limitation, waivers, amendments, redemptions and other offers to purchase. The new notes and the notes issued on the initial issue date are referred to in this report collectively as the “notes” or the “senior secured notes.” The effective interest rate on the notes at December 31, 2011 was 7.564%.
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
At any time prior to August 15, 2012, the Company may also redeem up to $30.0 million (10% of the aggregate principal amount of the notes originally issued under the indenture) of the notes at a redemption price of 103% of the principal amount, plus any accrued and unpaid interest. Prior to August 15, 2012, the Company may also redeem up to $105.0 million (35% of the aggregate principal amount of the notes originally issued under the indenture) of the notes at a redemption price of 107.625% of the principal amount, plus any accrued and unpaid interest, using proceeds from certain equity offerings, and may also redeem some or all of the senior secured notes at a redemption price of 100% of the principal amount plus a make-whole premium and any accrued and unpaid interest. Holders may require the Company to repurchase the notes at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest, upon a change of control of the Company.
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
(ii) add one of the Company’s Canadian subsidiaries (the “Canadian Borrower”) as a party to the facility and allow the Canadian Borrower to obtain up to $100.0 million of borrowings and letters of credit (with a $75.0 million sub-limit for letters

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) FINANCIAL ARRANGEMENTS (Continued)

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
(10) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Domestic	$128,201	$161,969	$57,763
Foreign	56,477	26,388	5,742
Total	$184,678	$188,357	$63,505
The provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Current:
Federal	$16,285	$48,974	$12,059
State	6,002	10,397	3,163
Foreign	(2,697)	(5,687)	6,868
	19,590	53,684	22,090
Deferred
Federal	22,455	1,207	4,965
State	2,710	(647)	968
Foreign	12,671	3,598	(1,204)
	37,836	4,158	4,729
Net provision for income taxes	$57,426	$57,842	$26,819

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) INCOME TAXES (Continued)

The Company's effective tax rate (including taxes on income from discontinued operations in 2010 and 2009) for fiscal years 2011, 2010 and 2009 was 31 percent, 31 percent and 42 percent, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Tax expense at statutory rate	$64,637	$65,925	$22,227
State income taxes, net of federal benefit	5,788	6,966	2,067
Foreign rate differential	(10,229)	(6,752)	(4,213)
Non-deductible transaction costs	416	—	1,921
Uncertain tax position releases, net of benefit	(6,156)	(14,282)	—
Uncertain tax position interest and penalties, net of benefit	2,240	2,636	3,482
Other	730	3,349	1,335
Net provision for income taxes	$57,426	$57,842	$26,819
The components of the total net deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Workers compensation accrual	$5,011	$4,750
Provision for doubtful accounts	4,803	8,191
Closure, post-closure and remedial liabilities	31,082	35,885
Accrued expenses	13,635	11,960
Accrued compensation	2,279	1,394
Net operating loss carryforwards(1)	23,663	2,246
Tax credit carryforwards(2)	19,977	17,324
Uncertain tax positions accrued interest and federal benefit	11,462	10,341
Stock-based compensation	1,884	2,749
Other	4,421	4,359
Total deferred tax asset	118,217	99,199
Deferred tax liabilities:
Property, plant and equipment	(114,115)	(64,626)
Permits and customer databases	(20,547)	(19,412)
Total deferred tax liability	(134,662)	(84,038)
Total net deferred tax (liability) asset before valuation allowance	(16,445)	15,161
Less valuation allowance	(11,473)	(12,919)
Net deferred tax (liability) asset	$(27,918)	$2,242
___________________________________

(1)
As of December 31, 2011, the net operating loss carryforwards included (i) state net operating loss carryovers of $18.7 million which begin to expire in 2019 and federal net operating loss carryforwards of $15.3 million which begin to expire in 2028, and (ii) Canadian net operating losses of $65.8 million which begin to expire in 2026 and other foreign net operating losses of $0.8 million which begin to expire in 2013.

(2)	As of December 31, 2011, foreign tax credit carryforwards of $20.0 million expire between 2012 and 2021 as follows:

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) INCOME TAXES (Continued)

Years Ending December 31,	Expected Amount
2012	$788
2013	4,828
2014	3,687
2015	682
2016	1,164
Thereafter	8,828
$19,977
During 2011, the Company decreased taxes payable for adjustments related to realized and recognized tax benefits of $16.2 million related to exercises of non-qualified stock options and the vesting of restricted stock of which $3.3 million resulted in an increase to additional paid-in capital.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2011 and 2010, the amount of earnings for which no repatriation tax has been provided was $105.4 million and $52.7 million, respectively. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2011 and 2010, the Company had a valuation allowance of $11.5 million and $12.9 million, respectively. The decrease in the valuation allowance is due to the partial release of a valuation allowance on foreign tax credits of $1.1 million. The allowance as of December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards. The allowance as of December 31, 2010 consisted of $11.3 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.
On August 10, 2010, Congress enacted the Education Jobs & Medicaid Assistance Act which became effective January 1, 2011. The Act contains various provisions that attempt to limit a taxpayer's ability to fully claim tax credits for previously paid foreign taxes when determining the taxpayer's U.S. income tax liability. The Company continues to permanently reinvest its foreign earnings and is carrying a valuation allowance of $10.2 million for foreign tax credits. The Company will continue to assess the future impact of the Act on its earnings and its ability to utilize foreign tax credits in the future.
The reform of U.S. taxation, including taxation of foreign sourced income, continues to be a topic of discussion for Congress. A significant change to the U.S. tax system, including the taxation of international income, could have a material effect on the Company's consolidated results of operations.
Included in the balance of liabilities for uncertain tax positions at December 31, 2011 and 2010 was $63.0 million and $65.9 million, respectively, of unrecognized tax benefits (including interest and penalties) that, if recognized, would affect the annual effective income tax rate.
The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2011 included accrued interest and penalties of $20.2 million and $6.6 million, respectively. Interest expense that is recorded as a tax expense against the liability for unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 included interest and penalties of $3.4 million, $4.1 million and $4.7 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) INCOME TAXES (Continued)

The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2008 through December 31, 2011, were as follows (in thousands):

	2011	2010	2009	Description
Unrecognized tax benefits as of January 1	$39,709	$48,178	$46,480
Gross increases in tax positions in prior periods	—	—	124	Additional state liabilities
Gross adjustments in tax positions	(302)	498	—	Additional Canadian liabilities
Gross increases due to current year acquisitions	376	—	—	Additional U.S. liabilities
Settlements	(75)	—	—	Required payments
Lapse of statute of limitations	(3,436)	(8,929)	—	U.S. and Canadian
Foreign currency translation	(55)	(38)	1,574	Currency translation adjustment
Unrecognized tax benefits as of December 31	$36,217	$39,709	$48,178
Total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, decreased by approximately $6.5 million. The $6.5 million (which included interest and penalties of $2.7 million) was recorded in earnings and therefore impacted the effective income tax rate. Approximately $5.7 million was due to expiring statute of limitation periods related to a historical Canadian business combination, $0.3 million was related to change in estimate of a previous liability, and the remaining $0.5 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.
As of December 31, 2011, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $26.8 million related to interest and penalties. As of December 31, 2010, the Company had recorded $39.7 million of liabilities for unrecognized tax benefits and $26.2 million related to interest and penalties.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2005 through 2011. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2004 through 2011. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will not materially change in the next 12 months.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) EARNINGS PER SHARE
The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$127,252	$127,721	$35,247
Income from discontinued operations, net of tax	—	2,794	1,439
Net income	$127,252	$130,515	$36,686
Denominator:
Basic shares outstanding	52,961	52,622	49,633
Dilutive effect of equity-based compensation awards	363	310	233
Dilutive shares outstanding	53,324	52,932	49,866
Basic earnings per share
Income from continuing operations	2.40	$2.43	$0.71
Income from discontinued operations, net of tax	—	0.05	0.03
Net income	2.40	$2.48	$0.74
Diluted earnings per share
Income from continuing operations	$2.39	$2.42	$0.71
Income from discontinued operations, net of tax	—	0.05	0.03
Net income	$2.39	2.47	0.74
All shares and per share amounts included in the above table have been adjusted for the two-for-one stock split discussed in Note 2, "Significant Accounting Policies." For each of the years ended December 31, 2011, 2010 and 2009, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the above calculations except as follows. For the year ended December 31, 2009, the above calculation excluded the dilutive effects of 133 thousand outstanding performance stock awards for which the performance criteria were not attained at that time, 36 thousand stock options that were not then in-the-money, and 46 thousand unvested shares then held in the employee participation plan trust. For the years ended December 31, 2011 and 2010, there were no anti-dilutive awards.
(12) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN
In 1992 the Company adopted an equity incentive plan (the "1992 Plan"), which provided for a variety of incentive awards, including stock options, and in 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provided for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 1992 Plan expired on March 15, 2002, but there were outstanding on December 31, 2011 options granted under the 1992 Plan for an aggregate of 6,000 shares, which will remain in effect until such options are either exercised or expire in accordance with their terms. The 2000 Plan expired on April 15, 2010, but there were outstanding on December 31, 2011 options granted under the 2000 Plan for an aggregate of 138,698 shares which will remain in effect until such options are either exercised or expire in accordance with their terms.
In 2010, the Company adopted an equity incentive plan (the "2010 Plan"), which provides for awards of up to 6,000,000 shares of Common Stock (subject to certain anti-dilution adjustments) in the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, and (v) certain other stock-based awards.
As of December 31, 2011 and 2010, the Company had the following types of stock-based compensation awards outstanding under the 1992 Plan, the 2000 Plan and the 2010 Plan: stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria as described below.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

Total stock-based compensation cost charged to income from operations for the years ended December 31, 2011, 2010 and 2009 was $8.2 million, $7.2 million and $1.0 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $2.4 million, $2.7 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Stock Option Awards
The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards based on the assumptions in the following table. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. The expected forfeiture rates used to calculate compensation expense were 5% for non-executive employees and 4% for executives and directors.
The Company ceased issuing stock option awards in May 2008 and as of December 31, 2011, all remaining options then outstanding had vested.
The following table summarizes activity under the Plans relating to stock options:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/11 (in thousands)
Outstanding at January 1, 2011	221,148	$14.16	2.70	$6,165
Forfeited	(5,000)	6.49
Exercised	(71,450)	18.85
Outstanding, exercisable and vested at December 31, 2011	144,698	$12.12	2.32	$7,468
As of December 31, 2011, there was no unrecognized compensation cost related to stock option awards under the Company's stock incentive plans. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $2.1 million, $2.8 million, and $1.2 million, respectively.
Restricted Stock Awards
The following information relates to restricted stock awards that have been granted to employees and directors under the Company's stock incentive plans. The restricted stock awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a three-to-five-year period or service as a director until the following annual meeting of shareholders.
The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and is amortized to expense over its vesting period. The expected forfeiture rates used to calculated compensation expense were 5% for non-executive employees and 4% for executives and directors.
The following table summarizes information about restricted stock awards for the year ended December 31, 2011:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2011	161,618	$29.03
Granted	205,671	50.67
Vested	(58,238)	29.39
Unvested at December 31, 2011	309,051	$43.36
As of December 31, 2011, there was $10.6 million of total unrecognized compensation cost arising from restricted stock awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted average period of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

4.0 years. The total fair value of restricted stock vested during 2011, 2010 and 2009 was $3.7 million, $1.4 million and $0.7 million, respectively.
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
The fair value of each performance stock award is based on the closing price of the Company's stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable. The expected forfeiture rates used to calculated compensation expense were 5% for employees and 4% for executives and directors.
For the performance stock awards granted in 2011 the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2011 or 2012 . Based on the Company's performance during 2011, management determined that those performance targets had been achieved and the Company therefore recognized cumulative expense through sales, general and administrative expenses for the year ended December 31, 2011 with respect to the performance stock awards granted in 2011.
For the performance stock awards granted in 2010, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2010 or 2011. Based on the Company's performance during 2010, management determined that those performance targets had been achieved and the Company therefore recognized cumulative expense through sales, general and administrative expenses for the year ended December 31, 2011 with respect to the performance stock awards granted in 2010.
For the performance awards granted in 2009, the Compensation Committee established two-year performance targets which could potentially be achieved in either 2009 or 2010. Prior to the second quarter of 2010, the Company's management believed that it was not then probable that the performance targets would be achieved in either 2009 or 2010 and the Company therefore recorded no compensation expense during 2009. Based on the Company's performance during 2010, management determined that the performance targets for the 2009 performance awards had been achieved during 2010, and the Company therefore recognized cumulative expense through sales, general and administrative expenses for the year ended December 31, 2011 with respect to the performance stock awards granted in 2009.
The following table summarizes information about performance stock awards for the year ended December 31, 2011:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2011	307,510	$25.60
Granted	73,499	50.87
Vested	(263,386)	26.03
Forfeited	(4,700)	25.00
Unvested at December 31, 2011	112,923	$41.09
As of December 31, 2011, there was $1.9 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards probable of vesting under the Company's stock incentive plans that will be recognized over the next year. The total fair value of performance awards vested during 2011, 2010 and 2009 was $16.8 million, $0.6 million and $1.1 million, respectively.
Employee Stock Purchase Plan
In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of two million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 100,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) STOCK-BASED COMPENSATION AND EMPLOYEE PARTICIPATION PLAN (Continued)

thereafter. In 2005, the Company's stockholders approved an increase of one million in the maximum number of shares which can be issued under the ESPP. As of December 31, 2011, the Company had reserved 659,794 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2011 and 2010 was $8.45 and $10.77, respectively.
Common Stock Awards
In the year ended December 31, 2011, the Company did not issue any shares of common stock without restrictions under the Company's 2010 Plan. In the year ended December 31, 2010, the Company issued under the Company's 2000 Plan 3,500 shares of common stock at a weighted average grant-date fair value of $32.64 which vested immediately.
Employee Participation Plan
Prior to the Company's acquisition of Eveready on July 31, 2009, Eveready's predecessor had established an employee participation plan (the "Participation Plan") under which employees were offered an opportunity to purchase at the then market price up to a specified number of the predecessor's units ("Purchased Units") from the predecessor's treasury. For each employee who elected to participate (a "Participant"), Eveready's predecessor matched the Purchased Units with an equal number of units ("Matching Units") purchased on the open market and deposited the Matching Units into a trust (the "Trust"), with 20% of the Matching Units vesting each December 31 from 2007 through 2011 provided the Participant remained employed by Eveready's predecessor at the vesting date. Participants had the option to finance the Purchased Units with a loan from Bank of Montreal (a "BMO loan"), which carried an annual interest rate of LIBOR plus 0.5% for a term of 10 years with payment commencing in year six, secured by both the Purchased and the Matching Units. Upon the conversion of Eveready's predecessor into Eveready effective December 31, 2008, the Purchased Units held by Participants and Matching Units held by the Trust were converted (on the same ratio as other outstanding units) into Eveready common shares.
When the Company acquired Eveready on July 31, 2009, the Eveready common shares held both by Participants and by the Trust were exchanged for cash and shares of the Company's common stock on the same terms as other outstanding Eveready common shares. The Matching Units assigned to employees that were active at the acquisition date were exchanged for 46 thousand shares of the Company's common stock, and such common shares continued to be held in the Trust and vest according to the original vesting schedule. The Company had also agreed with its employees who were Participants in the Participation Plan to pay a cash bonus (a "Shortfall Bonus") to each such employee who remained employed by the Company on December 31, 2011 (or whose employment was involuntarily terminated by the Company in connection with the acquisition) to the extent (if any) that on December 31, 2011 there was a shortfall between (i) the amount which such employee originally paid for Purchased Units and (ii) the aggregate of (x) the market value on December 31, 2011 (but not less than $24.00 per Company share) of the Company's shares derived from the Purchased Units and Matching Units held by such employee and (y) the cash portion of the acquisition consideration received for such employee's Eveready shares as described above. To the extent that any such employee had an outstanding BMO loan balance on December 31, 2011, the amount of any such Shortfall Bonus (net of withholding taxes) would first be applied against such outstanding loan balance, with the remainder (if any) of such net bonus paid to the employee. Based on the market value of $63.73 per share of the Company's common stock on December 31, 2011, the maximum amount of such Shortfall Bonus was zero on December 31, 2011.
The Company classified the Participation Plan as an equity award and recognized compensation expense of $0.2 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. Compensation cost for the period was based on the change or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date, in the fair value of the potential Shortfall Bonus.
On the final vesting date of December 31, 2011, 9,092 shares vested and during 2011, 1,102 shares were forfeited and continued to be held by the Trust. As of December 31, 2011, there was no remaining unrecognized compensation cost arising from any unvested shares in the Trust.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) EMPLOYEE BENEFIT PLANS
The Company has responsibility for a defined benefit plan that covered 26 active non-supervisory Canadian employees as of December 31, 2011. The Company recognizes the over funded or under funded status of the pension plan as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations to current and retired employees.
The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2011	2010	2009
Service cost	$156	$144	$115
Interest cost	462	421	416
Expected return on fair value of assets	(502)	(466)	(368)
Actuarial loss	35	31	78
Net periodic pension cost	$151	$130	$241
Weighted average assumptions used to determine pension benefit obligations at year end and net pension cost for the following years were as follows:

	2011	2010	2009
Discount rate	5.40%	5.75%	5.75%
Expected return on fair value of assets	6.50%	6.75%	6.75%
Rate of compensation increase	3.75%	3.75%	3.25%
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
The accumulated benefit obligation was $7.7 million at December 31, 2011 and 2010, respectively.
The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2011	2010
Change in benefit obligations:
Benefit obligation at the beginning of year	$7,933	$7,138
Service cost	156	144
Interest cost	462	421
Employee contributions	50	27
Actuarial gain	39	87
Benefits paid	(250)	(253)
Currency translation	(163)	369
Benefit obligation at end of year	$8,227	$7,933

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) EMPLOYEE BENEFIT PLANS (Continued)

	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$7,660	$6,683
Actual return on plan assets	102	445
Employer contributions	254	406
Employee contributions	50	27
Benefits paid	(250)	(253)
Currency translation	(150)	352
Fair value of plan assets at end of year	$7,666	$7,660

	2011	2010
Unfunded pension liability (included in other long-term liabilities)	$(561)	$(273)
The Company's pension assets measured at fair value by asset class at December 31, 2011 and 2010 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Canadian equities	$2,146	$—	$—	$2,146
Canadian corporate and other bonds	—	2,146	—	2,146
United States equities	1,304	—	—	1,304
International equities	1,073	—	—	1,073
Canadian government bonds	690	—	—	690
Cash and cash equivalents	307	—	—	307
Total	$5,520	$2,146	$—	$7,666

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Canadian equities	$2,298	$—	$—	$2,298
Canadian corporate and other bonds	—	2,221	—	2,221
United States equities	1,226	—	—	1,226
International equities	1,072	—	—	1,072
Canadian government bonds	536	—	—	536
Cash and cash equivalents	307	—	—	307
Total	$5,439	$2,221	$—	$7,660
Components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows at December 31, (in thousands):

	2011	2010	2009
Net loss (gain)	$427	$111	$(701)
Amortization of net loss	(34)	(32)	(85)
Total expense (income) recognized in other comprehensive income	$393	$79	$(786)
Amounts recognized in accumulated other comprehensive income during the years ended December 31, 2011, 2010 and

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) EMPLOYEE BENEFIT PLANS (Continued)

2009 were $1.6 million, $1.2 million and $1.1 million, respectively.
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $67 thousand.
The Company's investment policy targets up to a 60% allocation to equity securities, a 35% allocation to debt securities, and a 5% allocation to cash. The asset mix is frequently reviewed by the fund manager by examining the domestic and international macroeconomic factors and relative valuation levels of equity versus fixed income markets as well as internal forecasts of interest rate trends. The objective is to add value through longer-term asset mix positioning rather than short-term trading. The portfolio's volatility is kept to a minimum by implementing only incremental asset mix changes. Management believes that this investment policy fits the long-term nature of the pension obligations.
The Company's weighted average asset allocations at December 31, 2011 and 2010 were as follows:

	2011	2010
Canadian equities	28%	30%
Canadian corporate bonds	28%	29%
United States equities	17%	16%
International equities	14%	14%
Canadian government bonds	9%	7%
Cash and cash equivalents	4%	4%
Total	100%	100%
The Company expects to contribute $215 thousand to this pension plan in 2012.
Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

Year	Expected benefit payments
2012	$283
2013	290
2014	285
2015	321
2016	348
Thereafter	1,933
The Company has profit-sharing plans under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees and a Canadian Registered Retired Savings Plan covering all Canadian employees. Both plans allow employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $3.9 million, $3.3 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively, related to the U.S. plan and $1.6 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively, related to the Canadian plan.
(14) COMMITMENTS AND CONTINGENCIES
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) COMMITMENTS AND CONTINGENCIES (Continued)

remediate contamination at properties owned either by the Company or by other parties ("third party sites") to which either the Company or prior owners of certain of the Company's facilities shipped wastes.
At December 31, 2011 and December 31, 2010, the Company had recorded reserves of $30.3 million and $29.7 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2011 and December 31, 2010, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.7 million more and $2.8 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2011, the $30.3 million of reserves consisted of (i) $26.7 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $3.6 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. The reasonably possible additional liability amounts resulting from the legal or administrative proceedings discussed below included $2.7 million related to remedial liabilities, and such $2.7 million was therefore included in the reasonably possible additional liability amounts in the tables under the column heading "Remedial Liabilities (Including Superfund Liabilities) for Non-Landfill Operations" in Note 8, "Remedial Liabilities."
As of December 31, 2011, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2011, were as follows:
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
On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At December 31, 2011 and December 31, 2010, the Company had accrued $13.3 million and $13.5 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.
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
CH El Dorado is defending vigorously the claims asserted against Teris in those proceedings, and the Company believes that the resolution of those proceedings related to the fire will not have a material effect on the Company's financial position, results of operations or cash flows. In addition to CH El Dorado's defenses to the lawsuits, the Company will be entitled to rely upon an indemnification from the seller of the membership interests in Teris which is contained in the purchase agreement for those interests. Under that agreement, the seller agreed to indemnify (without any deductible amount) the Company against any

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) COMMITMENTS AND CONTINGENCIES (Continued)

damages which the Company might suffer as a result of the lawsuits to the extent that such damages are not fully covered by insurance or the reserves which Teris had established on its books prior to the acquisition. The seller's parent also guaranteed the indemnification obligation of the seller to the Company.
Deer Trail, Colorado Facility.    Since April 5, 2006, the Company has been involved in various legal proceedings which have arisen as a result of the issuance by the Colorado Department of Public Health and Environment ("CDPHE") of a radioactive materials license ("RAD License") to a Company subsidiary, Clean Harbors Deer Trail, LLC ("CHDT") to accept certain low level radioactive materials known as "NORM/TENORM" wastes for disposal. Adams County, the county where the CHDT facility is located, filed two suits against the CDPHE in Colorado effectively seeking to invalidate the license. The two suits filed in 2006 were both dismissed and those dismissals were upheld by the Colorado Court of Appeals. Adams County appealed those rulings to the Colorado Supreme Court which ruled on October 13, 2009 on the procedural issue that the County did have standing to challenge the license in district court and remanded the case back to that court for further proceedings. Adams County filed a third suit directly against CHDT in 2007 again attempting to invalidate the license. That suit was dismissed on November 14, 2008, and Adams County has now appealed that dismissal to the Colorado Court of Appeals. The Company continues to believe that the grounds asserted by the County are factually and legally baseless and has contested the appeal vigorously. On December 16, 2011, the parties to the lawsuits detailed above reached an Agreement in Principle (“AIP”) to resolve all outstanding disputes.  The AIP requires additional approvals by County and State authorities before a final settlement and dismissal of the lawsuits can be finalized. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.
Superfund Proceedings
The Company has been notified that either the Company or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 65 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 65 sites, two involve facilities that are now owned by the Company and 63 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.
The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 63 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, ten are currently requiring expenditures on remediation, ten are now settled, and 15 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) and one of the Listed Third Party Sites (Casmalia site) are further described below. There are also two third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities: one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other two sites as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the United States Environmental Protection Agency (the "EPA") on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company's acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.
Wichita Property.    The Company acquired in 2002 as part of the CSD assets a service center located in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) COMMITMENTS AND CONTINGENCIES (Continued)

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
On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company's acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the "Site Group") to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At December 31, 2011 and December 31, 2010, the amount of the Company's reserves relating to the Marine Shale site was $3.8 million.
Certain Other Third Party Sites.    At 14 of the 63 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 14 sites for waste disposed prior to the Company's acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 14 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for these sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining 63 third party sites not discussed above. However, the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.
Other Notifications.    Between September 2004 and May 2006, the Company also received notices from certain of the prior owners of the CSD assets seeking indemnification from the Company at five third party sites which are not included in

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) COMMITMENTS AND CONTINGENCIES (Continued)

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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2011 and 2010, there were four proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
Leases
The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from one to 20 years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2011 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2012	$9,049	$29,123
2013	4,148	24,156
2014	2,343	17,803
2015	375	14,156
2016	—	11,134
Thereafter	—	31,236
Total minimum lease payments	15,915	$127,608
Less: imputed interest at interest rates ranging from 4.00% to 16.00%	1,230
Present value of future minimum lease payments	14,685
Less: current portion of capital lease obligations	8,310
Long-term capital lease obligations	$6,375
During the years 2011, 2010 and 2009, rent expense including short-term rentals, was approximately $86.7 million, $71.7 million, and $53.6 million, respectively.
Other Contingencies
In December 2010, the Company paid $10.5 million to acquire a minority interest in a privately-held company. Subsequent to the purchase of those securities but prior to December 31, 2010, the privately-held company exercised its irrevocable call right for those shares and tendered payment for a total of $10.5 million. The Company is disputing the fair value asserted by the privately-held company and believes that the shares had a fair value on the date of the exercise of the call right greater than the amount tendered. Due to the exercise of the irrevocable call right, the Company did not own those shares of that privately-held company as of December 31, 2010, and accordingly has recorded the $10.5 million in prepaid expenses and other current assets. The potential recovery of any additional amount depends upon several contested factors, and is considered a gain contingency and therefore has not been recorded in the Company's consolidated financial statements. At December 31, 2011, the Company still has $10.5 million recorded in prepaid expenses and other current assets.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) COMMITMENTS AND CONTINGENCIES (Continued)

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy is $0.275 million. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2011 and 2010, the Company had accrued $12.9 million and $12.1 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 0.69% and 1.24%, respectively. Actual expenditures in future periods can differ materially from accruals based on estimates.
Anticipated payments at December 31, 2011 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2012	$4,588
2013	2,806
2014	2,041
2015	1,252
2016	759
Thereafter	1,563
Undiscounted self-insurance liabilities	13,009
Less: Discount	142
Total self-insurance liabilities (included in accrued expenses)	$12,867
(15) SEGMENT REPORTING
During the quarter ended March 31, 2011, the Company re-aligned its management reporting structure. Under the new structure, the Company’s operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The new segment, Oil and Gas Field Services, consists of the previous Exploration Services segment, as well as certain oil and gas related field services departments that were re-assigned from the Industrial Services segment. In addition, certain departments from the Field Services segment were re-assigned to the Industrial Services segment.  Accordingly, the Company re-aligned and re-allocated departmental costs being allocated among the segments to support these management reporting changes.  The Company has recast the prior period segment information to conform to the current year presentation.
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
The following table reconciles third party revenues to direct revenues for the years ended December 31, 2011, 2010 and 2009 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) SEGMENT REPORTING (continued)

	For the Year Ended December 31, 2011
	Technical Services	Field Services (1)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$811,054	$327,302	$454,823	$389,906	$1,051	$1,984,136
Intersegment revenues, net	19,473	(21,686)	1,019	2,935	(1,741)	—
Direct revenues	$830,527	$305,616	$455,842	$392,841	$(690)	$1,984,136

	For the Year Ended December 31, 2010
	Technical Services	Field Services (1)	Industrial Services (2)	Oil and Gas Field Services (2)	Corporate Items	Totals
Third party revenues	$695,285	$482,954	$350,901	$202,091	13	$1,731,244
Intersegment revenues, net	24,869	(28,876)	(1,126)	6,986	(1,853)	—
Direct revenues	$720,154	$454,078	$349,775	$209,077	$(1,840)	$1,731,244

	For the Year Ended December 31, 2009
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$648,430	$199,859	$150,164	$75,463	$304	$1,074,220
Intersegment revenues, net	24,763	(18,946)	(5,185)	1,384	(2,016)	—
Direct revenues	$673,193	$180,913	$144,979	$76,847	$(1,712)	$1,074,220
_______________________________________

(1)
During the year ended December 31, 2011, third party revenues for the Field Services segment included revenues associated with the oil spill response efforts in Montana of $43.6 million. During the year ended December 31, 2010, third party revenues for the Field Services segment included revenues associated with the oil spill response efforts in the Gulf of Mexico and Michigan of $253.0 million.

(2)	The year-over-year revenue growth from 2009 to 2010 was primarily due to a full year of operations of Eveready, which the Company acquired in July 2009.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) SEGMENT REPORTING (continued)

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other (income) expense, and loss on early extinguishment of debt to segments.

	For the Year Ended December 31,
	2011	2010	2009
Adjusted EBITDA:
Technical Services	$221,298	$178,855	$177,329
Field Services	52,584	111,258	19,805
Industrial Services	95,588	75,681	22,195
Oil and Gas Field Services	85,274	35,760	4,045
Corporate Items	(104,736)	(86,862)	(65,794)
Total	350,008	314,692	157,580
Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	9,680	10,307	10,617
Depreciation and amortization	122,663	92,473	64,898
Income from operations	217,665	211,912	82,065
Other income	(6,402)	(2,795)	(259)
Loss on early extinguishment of debt	—	2,294	4,853
Interest expense, net of interest income	39,389	27,936	15,999
Income from continuing operations before provision for income taxes	$184,678	$184,477	$61,472
Revenue, property, plant and equipment and intangible assets outside of the United States
For the year ended December 31, 2011, the Company generated $1,149.4 million or 57.9% of revenues in the United States and Puerto Rico, $833.6 million or 42% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2010, the Company generated $1,144.1 million or 66.1% of revenues in the United States and Puerto Rico, $586.4 million or 33.9% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2009, the Company generated $787.9 million or 73.3% of revenues in the United States and Puerto Rico, $285.7 million or 26.6% of revenues in Canada, and less than 1.0% of revenues in Mexico.
As of December 31, 2011, the Company had property, plant and equipment, net of depreciation and amortization of $903.9 million, and permits and other intangible assets of $139.6 million. Of these totals, $509.6 million or 56.4% of property, plant and equipment and $74.9 million or 53.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2010, the Company had property, plant and equipment, net of depreciation and amortization of $655.4 million, and permits and other intangible assets of $114.4 million. Of these totals, $351.7 million or 53.7% of property, plant and equipment and $62.5 million or 54.6% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) SEGMENT REPORTING (continued)

The following table presents assets by reported segment and in the aggregate (in thousands).

	December 31, 2011	December 31, 2010
Property, plant and equipment, net
Technical Services	$294,735	$259,582
Field Services	38,465	32,311
Industrial Services	248,031	180,781
Oil and Gas Field Services	279,638	151,244
Corporate Items	43,077	31,476
Total property, plant and equipment, net	$903,946	$655,394
Intangible assets:
Technical Services
Goodwill	$43,554	$33,448
Permits and other intangibles, net	78,506	66,075
Total Technical Services	122,060	99,523
Field Services
Goodwill	3,088	3,088
Permits and other intangibles, net	3,244	3,651
Total Field Services	6,332	6,739
Industrial Services
Goodwill	42,590	10,934
Permits and other intangibles, net	21,442	17,906
Total Industrial Services	64,032	28,840
Oil and Gas Field Services
Goodwill	33,160	12,782
Permits and other intangibles, net	36,452	26,768
Total Oil and Gas Field Services	69,612	39,550
Total	$262,036	$174,652
The following table presents the total assets by reported segment (in thousands).

	December 31, 2011	December 31, 2010
Technical Services	$585,856	$525,286
Field Services	51,242	35,253
Industrial Services	329,544	221,472
Oil and Gas Field Services	451,252	272,479
Corporate Items	667,909	547,985
Total	$2,085,803	$1,602,475
The following table presents the total assets by geographical area (in thousands).

	December 31, 2011	December 31, 2010
United States	$1,119,491	$933,550
Canada	961,936	664,534
Other foreign	4,376	4,391
Total	$2,085,803	$1,602,475

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2011
Revenues	$434,962	$447,235	$556,053	$545,886
Cost of revenues (1)	312,577	307,754	386,518	373,142
Gross profit	122,385	139,481	169,535	172,744
Income from operations	39,742	51,884	66,792	59,247
Other income	2,899	2,868	164	471
Net income	22,730	29,156	37,133	38,233
Basic income per share	0.43	0.55	0.70	0.72
Diluted income per share	0.43	0.55	0.70	0.72

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2010
Revenues	$354,896	$471,639	$487,651	$417,058
Cost of revenues (1)	260,417	324,280	335,273	290,770
Gross profit	94,479	147,359	152,378	126,288
Income from operations	23,619	71,923	73,372	42,998
Other income (expense)	446	2,708	(669)	310
Income from discontinued operations, net of tax	382	2,412	—	—
Net income	10,430	57,929	38,827	23,329
Basic income per share	0.20	1.10	0.74	0.44
Diluted income per share	0.20	1.10	0.73	0.44
______________________________________

(1)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
Earnings per share are computed independently for each of the quarters presented. Accordingly, the 2011 and 2010 quarterly basic and diluted earnings per share do not equal the total computed for the year.
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
As of December 31, 2010, the Company had outstanding $270.0 million aggregate principal amount of 7.625% senior secured notes due 2016 issued by the parent company, Clean Harbors, Inc., and on March 24, 2011, the parent company issued an additional $250.0 million aggregate principal amount of such notes.  The combined $520.0 million of the parent’s senior secured notes outstanding at December 31, 2011 is guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a 100% owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.  The parent’s notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating balance sheet at December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$91,581	$128,071	$41,071	$—	$260,723
Intercompany receivables	319,444	—	126,823	(446,267)	—
Other current assets	43,687	324,607	262,851	—	631,145
Property, plant and equipment, net	—	392,566	511,381	—	903,947
Investments in subsidiaries	1,064,966	421,648	91,654	(1,578,268)	—
Intercompany debt receivable	—	472,929	3,701	(476,630)	—
Other long-term assets	13,228	111,104	165,656	—	289,988
Total assets	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803
Liabilities and Stockholders' Equity:
Current liabilities	$15,612	$220,968	$145,162	$—	$381,742
Intercompany payables	—	446,267	—	(446,267)	—
Closure, post-closure and remedial liabilities, net	—	133,773	21,369	—	155,142
Long-term obligations	524,203	—	—	—	524,203
Capital lease obligations, net	—	475	5,900	—	6,375
Intercompany debt payable	3,701	—	472,929	(476,630)	—
Other long-term liabilities	88,403	7,588	21,363	—	117,354
Total liabilities	631,919	809,071	666,723	(922,897)	1,184,816
Stockholders' equity	900,987	1,041,854	536,414	(1,578,268)	900,987
Total liabilities and stockholders' equity	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the consolidating statement of income for the year ended December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,141,935	$870,043	$(27,842)	$1,984,136
Cost of revenues (exclusive of items shown separately below)	—	786,771	621,062	(27,842)	1,379,991
Selling, general and administrative expenses	100	165,882	88,155	—	254,137
Accretion of environmental liabilities	—	8,442	1,238	—	9,680
Depreciation and amortization	—	58,328	64,335	—	122,663
Income from operations	(100)	122,512	95,253	—	217,665
Other income (expense)	—	3,864	2,538	—	6,402
Interest (expense) income	(38,755)	18	(652)	—	(39,389)
Equity in earnings of subsidiaries	174,029	84,789	—	(258,818)	—
Intercompany dividend income (expense)	10,186	—	13,832	(24,018)	—
Intercompany interest income (expense)	—	37,870	(37,870)	—	—
Income from continuing operations before provision for income taxes	145,360	249,053	73,101	(282,836)	184,678
Provision for income taxes	18,108	29,341	9,977	—	57,426
Net Income	$127,252	$219,712	$63,124	$(282,836)	$127,252
Following is the consolidating statement of income for the year ended December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,136,249	$612,059	$(17,064)	$1,731,244
Cost of revenues (exclusive of items shown separately below)	—	777,607	450,197	(17,064)	1,210,740
Selling, general and administrative expenses	100	141,746	63,966	—	205,812
Accretion of environmental liabilities	—	9,181	1,126	—	10,307
Depreciation and amortization	—	49,005	43,468	—	92,473
Income from operations	(100)	158,710	53,302	—	211,912
Other income	—	489	2,306	—	2,795
Loss on early extinguishment of debt	(2,294)	—	—	—	(2,294)
Interest (expense) income	(28,037)	226	(125)	—	(27,936)
Equity in earnings of subsidiaries	186,377	49,869	—	(236,246)	—
Intercompany dividend income (expense)	—	—	13,282	(13,282)	—
Intercompany interest income (expense)	—	32,910	(32,910)	—	—
Income from continuing operations before provision for income taxes	155,946	242,204	35,855	(249,528)	184,477
Provision for income taxes	25,431	37,754	(6,429)	—	56,756
Income from continuing operations	130,515	204,450	42,284	(249,528)	127,721
Income from discontinued operations, net of tax	—	—	2,794	—	2,794
Net income	$130,515	$204,450	$45,078	$(249,528)	$130,515

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the consolidating statement of income for the year ended December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$780,495	$285,246	$8,479	$1,074,220
Cost of revenues (exclusive of items shown separately below)	—	547,103	197,901	8,479	753,483
Selling, general and administrative expenses	145	121,780	41,232	—	163,157
Accretion of environmental liabilities	—	9,610	1,007	—	10,617
Depreciation and amortization	—	45,573	19,325	—	64,898
Income from operations	(145)	56,429	25,781	—	82,065
Other income	—	125	134	—	259
Loss on early extinguishment of debt	(2,538)	—	(2,315)	—	(4,853)
Interest expense	(14,340)	(861)	(798)	—	(15,999)
Equity in earnings of subsidiaries	74,367	29,403	—	(103,770)	—
Intercompany dividend income (expense)	—	—	12,038	(12,038)	—
Intercompany interest income (expense)	—	19,478	(19,478)	—	—
Income from continuing operations before provision for income taxes	57,344	104,574	15,362	(115,808)	61,472
Provision for income taxes	20,658	802	4,765	—	26,225
Income from continuing operations	36,686	103,772	10,597	(115,808)	35,247
Income from discontinued operations, net of tax	—	—	1,439	—	1,439
Net income	$36,686	$103,772	$12,036	$(115,808)	$36,686

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(17,428)	$90,015	$106,944	$179,531
Cash flows from investing activities:
Additions to property, plant and equipment	—	(92,531)	(55,982)	(148,513)
Acquisitions, net of cash acquired	—	(50,166)	(286,794)	(336,960)
Additions to intangible assets, including costs to obtain or renew permits	—	(465)	(2,462)	(2,927)
Proceeds from sales of fixed assets and assets held for sale	—	657	6,137	6,794
Proceeds from sales of marketable securities	—	—	425	425
Proceeds from sale of long-term investments	—	1,000	—	1,000
Investment in subsidiaries	(258,597)	178,884	79,713	—
Net cash from investing activities	(258,597)	37,379	(258,963)	(480,181)
Cash flows from financing activities:
Change in uncashed checks	—	6,558	3,264	9,822
Proceeds from exercise of stock options	1,350	—	—	1,350
Proceeds from employee stock purchase plan	3,516	—	—	3,516
Remittance of shares, net	(4,061)	—	—	(4,061)
Excess tax benefit of stock-based compensation	3,352	—	—	3,352
Deferred financing costs paid	(8,463)	—	—	(8,463)
Payments on capital leases	—	(820)	(7,017)	(7,837)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250			261,250
Dividends (paid)/received	10,186	(24,306)	14,120	—
Interest (payments) / received	—	35,088	(35,088)	—
Intercompany debt	—	(140,425)	140,425	—
Net cash from financing activities	267,130	(123,905)	115,515	258,740
Effect of exchange rate change on cash	—	—	423	423
(Decrease) Increase in cash and cash equivalents	(8,895)	3,489	(36,081)	(41,487)
Cash and cash equivalents, beginning of year	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of year	$91,581	$128,071	$41,071	$260,723

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(4,666)	$125,974	$102,800	$224,108
Cash flows from investing activities:
Additions to property, plant and equipment	—	(55,814)	(60,636)	(116,450)
Acquisitions, net of cash acquired	—	(14,646)	—	(14,646)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,534)	(2,670)	(4,204)
Purchase of marketable securities	—	—	(2,127)	(2,127)
Purchase of investment securities	(10,506)	—	—	(10,506)
Proceeds from sales of fixed assets and assets held for sale	—	1,018	15,035	16,053
Proceeds from sales of marketable securities	—	—	3,557	3,557
Proceeds from sale of long-term investments	—	1,300	—	1,300
Proceeds from insurance settlement	—	—	1,336	1,336
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(247,206)	167,024	(45,505)	(125,687)
Cash flows from financing activities:
Change in uncashed checks	—	(995)	(271)	(1,266)
Proceeds from exercise of stock options	862	—	—	862
Proceeds from employee stock purchase plan	2,449	—	—	2,449
Remittance of shares, net	(399)	—	—	(399)
Excess tax benefit of stock-based compensation	1,751	—	—	1,751
Deferred financing costs paid	(353)	—	—	(353)
Payments of capital leases	—	(492)	(4,634)	(5,126)
Principle payment on debt	(30,000)	—	—	(30,000)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	19,363	(19,363)	—
Intercompany debt	236,700	(236,700)	—	—
Net cash from financing activities	211,010	(218,824)	(24,416)	(32,230)
Effect of exchange rate change on cash	—	—	2,473	2,473
(Decrease) Increase in cash and cash equivalents	(40,862)	74,174	35,352	68,664
Cash and cash equivalents, beginning of year	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of year	$100,476	$124,582	$77,152	$302,210

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2009 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$33,494	$33,952	$25,824	$93,270
Cash flows from investing activities:
Additions to property, plant and equipment	—	(49,628)	(12,616)	(62,244)
Acquisitions, net of cash acquired	(402)	—	(54,074)	(54,476)
Sales of marketable securities	—	—	105	105
Proceeds from sales of fixed assets	—	298	154	452
Investment in subsidiaries	(378,520)	237,442	141,078	—
Costs to obtain or renew permits	—	(896)	(1,332)	(2,228)
Net cash from investing activities	(378,922)	187,216	73,315	(118,391)
Cash flows from financing activities:
Change in uncashed checks	—	565	3,469	4,034
Proceeds from exercise of stock options	430	—	—	430
Remittance of shares, net	(415)	—	—	(415)
Excess tax benefit from stock-based compensation	481	—	—	481
Proceeds from employee stock purchase plan	2,315	—	—	2,315
Deferred financing costs paid	(10,473)	—	—	(10,473)
Payments on capital leases	—	(384)	(734)	(1,118)
Payment on acquired debt	—	—	(230,745)	(230,745)
Principal payments on debt	(53,032)	—	—	(53,032)
Issuance of senior secured notes, net	292,107	—	—	292,107
Intercompany debt	(222,040)	—	222,040	—
Intercompany financing	118,800	(402)	(118,398)	—
Dividends (paid)/ received	236,699	(260,701)	24,002	—
Interest (payments) / received	—	22,228	(22,228)	—
Net cash from financing activities	364,872	(238,694)	(122,594)	3,584
Effect of exchange rate change on cash	—	—	5,559	5,559
Increase (decrease) in cash and cash equivalents	19,444	(17,526)	(17,896)	(15,978)
Cash and cash equivalents, beginning of year	121,894	67,934	59,696	249,524
Cash and cash equivalents, end of year	$141,338	$50,408	$41,800	$233,546

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2011
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2009	$1,005	$1,006	$1,179	$832
2010	$832	$1,245	$(7)	$2,084
2011	$2,084	$759	$1,013	$1,830
________________________________________

(a)	Amounts deemed uncollectible, net of recoveries.

Sales Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2009	$5,718	$12,559	$10,854	$7,423
2010	$7,423	$29,497	$15,300	$21,620
2011	$21,620	$13,846	$24,613	$10,853
________________________________________

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

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves	Balance End of Period
2009	$10,811	$(719)	$1,150	$11,242
2010	$11,242	$1,677	$—	$12,919
2011	$12,919	$(1,593)	$147	$11,473

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.
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
Based on their evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria in the Internal Control—Integrated Framework.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2011, which is included below in this Item 9A of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Norwell, Massachusetts
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 29, 2012

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2012 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2012.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2012 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2011 Annual Meeting of Stockholders, the following table includes information as of December 31, 2011 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans. All data set forth below has been adjusted to reflect the two-for-one stock split of the Company's common stock effective July 26, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	144,698	$12.12	5,668,750
___________________________________________

(1)
Includes: (i) the Company's 1992 Equity Incentive Plan (the "1992 Plan") which expired in 2002, but under which there were on December 31, 2011 outstanding options for an aggregate of 6,000 shares; (ii) the Company's 2000 Stock Incentive Plan which expired in 2010, but under which there were on December 31, 2011 outstanding options for an aggregate of 138,698 shares; and (iii) the Company's 2010 Stock Incentive Plan (the "2010 Plan") under which there were on December 31, 2011 no outstanding options but 5,668,750 shares were available for grant of future options, restricted stock awards and certain other forms of equity incentives. As described in Note 12, "Stock-Based Compensation and Employee Participation Plan," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, during 2010 the Company adopted the 2010 Plan which provides for awards of up to 6,000,000 shares of Common Stock (subject to certain anti-dilution adjustments) in the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, and (v) certain other stock-based awards.

In addition, as described in Note 12, "Stock-Based Compensation and Employee Participation Plan," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2011, there were 659,754 shares reserved for future issuance under the ESPP.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman of the Board of Directors, President and Chief Executive Officer	February 29, 2012
Alan S. McKim

/s/ JAMES M. RUTLEDGE	Vice Chairman and Chief Financial Officer	February 29, 2012
James M. Rutledge

/s/ JOHN R. BEALS	Senior Vice President, Controller and Chief Accounting Officer	February 29, 2012
John R. Beals

*	Director	February 29, 2012
Gene Banucci

*	Director	February 29, 2012
John P. DeVillars

*	Director	February 29, 2012
Edward G. Galante

*	Director	February 29, 2012
John F. Kaslow

*	Director	February 29, 2012
Rod Marlin

*	Director	February 29, 2012
Daniel J. McCarthy

*	Director	February 29, 2012
John T. Preston

*	Director	February 29, 2012
Andrea Robertson

*	Director	February 29, 2012
Thomas J. Shields

*	Director	February 29, 2012
Lorne R. Waxlax

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(6)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors	(7)
3.4C	Amended and Restated By-Laws of Clean Harbors, Inc.	(8)
4.33E	Third Amended and Restated Credit Agreement dated as of May 31, 2009 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(9)
4.33F	Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of May 31, 2011 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(9)
4.33G	Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties.	(9)
4.33H	Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(9)
4.33I	Security Agreement (U.S. Domiciled Loan Parties) dated as of May 31, 2011 among Clean Harbors, Inc. , as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(9)
4.33J	Security Agreement (U.S. Domiciled Loan Parties) dated as of May 31, 2011 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the Canadian subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(9)
4.35	Indenture dated as of August 14, 2009, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	(10)
4.35A	Supplemental Indenture dated as of December 31, 2009 among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as New Guarantors or Successor Guarantors, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	(11)
4.35B	Supplemental Indenture dated as of June 22, 2011 among Clean Harbors, Inc., as Issuer, Peak Energy Services USA, Inc., and Sanitherm USA, Inc., as New Guarantors, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	(12)
4.35C	Supplemental Indenture dated as of August 17, 2011 among Clean Harbors, Inc., as Issuer, DuraTherm, Inc., as the new Guarantor, and U.S. Bank National Association, as Trustee and Notes Collateral Agent	(13)
4.37	Security Agreement dated as of August 14, 2009, among Clean Harbors, Inc. and each of the subsidiaries of Clean Harbors, Inc. listed therein, as Grantors, and U.S. Bank National Association, as Notes Collateral Agent	(10)
4.38	Intercreditor Agreement dated as of August 14, 2009, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. listed therein, Bank of America, N.A., as the Initial ABL Agent, and U.S. Bank National Association, as Trustee and Collateral Agent under the Senior Secured Notes Indenture	(10)

Item No.	Description	Location
4.38A	Reaffirmation of Intercreditor Agreement dated as of May 31, 2011, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. described therein, U.S. Bank National Association, as the Senior Secured Notes Agent, and Bank of America, N.A., as Administrative Agent under the Restated Credit Agreement	(9)
10.42*	Clean Harbors, Inc. 2000 Stock Incentive Plan	(14)
10.42A*	Standard form of Non-Qualified Stock Option Agreement for employees [for use under 2000 Stock Incentive Plan]	(15)
10.42B*	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers [for use under 2000 Stock Incentive Plan]	(15)
10.42C*	Form of Non-Qualified Stock Option Agreement for non-employee directors [for use under 2000 Stock Incentive Plan]	(15)
10.42D*	Clean Harbors, Inc. 2000 Stock Incentive Plan, as amended February 21, 2007	(16)
10.42E*	Form of Restricted Stock Award Agreement [for use under 2000 Stock Incentive Plan]	(17)
10.42F*	Form of Performance-Based Restricted Stock Award [for use under 2000 Stock Incentive Plan]	(18)
10.42G*	Amendment dated March 9, 2009 to 2000 Stock Incentive Plan, as amended February 21, 2007	(19)
10.43*	Key Employee Retention Plan	(20)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(21)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(22)
10.52A*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated on May 10, 2010]	(23)
10.53*	Clean Harbors, Inc. Annual CEO Incentive Bonus Plan	(24)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(23)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	(21)
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(21)
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(21)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text	(25)
_______________________________________________

(*)	A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(f) of Form 10-K.

(1)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year

ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 6, 2011.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on June 3, 2011.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 20, 2009.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2009.

(12)	Incorporated by reference to Exhibit No. 4.1B to the Company's Registration Statement on Form S-4 (File No. 333-175621).

(13)	Incorporated by reference to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended September 30, 2011.

(14)	Incorporated by reference to the Company's definitive Proxy Statement filed on April 28, 2000.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2004.

(16)	Incorporated by reference to the similarly numbered exhibit to the Company's definitive Proxy Statement filed on April 16, 2007.

(17)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2005.

(18)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2006.

(19)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on March 13, 2009.

(20)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(21)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.

(22)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 1, 2005.

(23)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2010.

(24)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2009.

(25)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.