Form 10-Q
period 2012-03-31
CLEAN HARBORS INC
filed 2012-05-09
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	53,296,867
(Class)	(Outstanding at May 3, 2012)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Current assets:
Cash and cash equivalents	$241,527	$260,723
Marketable securities	4,997	111
Accounts receivable, net of allowances aggregating $13,575 and $12,683, respectively	463,431	449,553
Unbilled accounts receivable	29,904	29,385
Deferred costs	5,787	5,903
Prepaid expenses and other current assets	62,118	73,349
Supplies inventories	57,695	56,242
Deferred tax assets	16,426	16,602
Total current assets	881,885	891,868
Property, plant and equipment:
Land	37,377	37,185
Asset retirement costs (non-landfill)	2,552	2,529
Landfill assets	57,743	58,466
Buildings and improvements	192,514	189,445
Camp equipment	112,482	110,242
Vehicles	248,361	231,980
Equipment	749,395	729,154
Furniture and fixtures	3,832	3,759
Construction in progress	31,827	24,522
	1,436,083	1,387,282
Less—accumulated depreciation and amortization	517,399	483,335
Total property, plant and equipment, net	918,684	903,947
Other assets:
Long-term investments	4,245	4,245
Deferred financing costs	12,872	13,607
Goodwill	125,723	122,392
Permits and other intangibles, net of accumulated amortization of $76,989 and $72,544, respectively	138,967	139,644
Other	10,519	10,100
Total other assets	292,326	289,988
Total assets	$2,092,895	$2,085,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$7,365	$8,310
Accounts payable	172,551	178,084
Deferred revenue	29,157	32,297
Accrued expenses	114,501	147,992
Current portion of closure, post-closure and remedial liabilities	18,653	15,059
Total current liabilities	342,227	381,742
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,538 and $3,885, respectively	28,560	30,996
Remedial liabilities, less current portion of $13,115 and $11,174, respectively	121,885	124,146
Long-term obligations	523,833	524,203
Capital lease obligations, less current portion	5,406	6,375
Unrecognized tax benefits and other long-term liabilities	119,706	117,354
Total other liabilities	799,390	803,074

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 53,256,146 and 53,182,859 shares, respectively	533	532
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	501,014	497,919
Accumulated other comprehensive income	46,533	31,353
Accumulated earnings	403,667	371,652
Total stockholders’ equity	951,278	900,987
Total liabilities and stockholders’ equity	$2,092,895	$2,085,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$572,022	$434,962
Cost of revenues (exclusive of items shown separately below)	400,315	312,577
Selling, general and administrative expenses	70,759	54,794
Accretion of environmental liabilities	2,416	2,389
Depreciation and amortization	36,831	25,460
Income from operations	61,701	39,742
Other (expense) income	(299)	2,899
Interest expense, net of interest income of $186 and $244, respectively	(11,272)	(6,478)
Income before provision for income taxes	50,130	36,163
Provision for income taxes	18,115	13,433
Net Income	$32,015	$22,730

Earnings per share:
Basic	$0.60	$0.43
Diluted	$0.60	$0.43

Weighted average common shares outstanding	53,227	52,798
Weighted average common shares outstanding plus potentially dilutive common shares	53,488	53,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$32,015	$22,730
Other comprehensive income:
Change in fair value of available for sale securities (net of taxes of $41 and $141, respectively)	363	754
Foreign currency translation adjustments	14,817	15,727
Total other comprehensive income	15,180	16,481
Comprehensive income	$47,195	$39,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$32,015	$22,730
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	36,831	25,460
Allowance for doubtful accounts	203	205
Amortization of deferred financing costs and debt discount	367	614
Accretion of environmental liabilities	2,416	2,389
Changes in environmental liability estimates	(646)	(260)
Deferred income taxes	(269)	486
Stock-based compensation	2,141	1,744
Excess tax benefit of stock-based compensation	(713)	(1,105)
Income tax benefit related to stock option exercises	713	1,105
Other expense	299	455
Environmental expenditures	(1,722)	(2,340)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(12,955)	(10,341)
Other current assets	(1,890)	2,949
Accounts payable	(4,302)	(6,876)
Other current liabilities	(22,935)	(22,359)
Net cash from operating activities	29,553	14,856
Cash flows from investing activities:
Additions to property, plant and equipment	(27,661)	(34,115)
Proceeds from sales of fixed assets	425	1,013
Acquisitions, net of cash acquired	(8,751)	(2,152)
Additions to intangible assets, including costs to obtain or renew permits	(425)	(322)
Purchase of available for sale securities	(4,468)	—
Proceeds from sales of marketable securities	—	388
Other	5,120	—
Net cash used in investing activities	(35,760)	(35,188)
Cash flows from financing activities:
Change in uncashed checks	(13,576)	(5,216)
Proceeds from exercise of stock options	30	39
Remittance of shares, net	—	(1,784)
Proceeds from employee stock purchase plan	1,238	699
Deferred financing costs paid	—	(5,628)
Payments on capital leases	(2,166)	(1,690)
Distribution of cash earned on employee participation plan	(38)	(189)
Excess tax benefit of stock-based compensation	713	1,105
Issuance of senior secured notes, including premium	—	261,250
Net cash from financing activities	(13,799)	248,586
Effect of exchange rate change on cash	810	1,299
(Decrease) increase in cash and cash equivalents	(19,196)	229,553
Cash and cash equivalents, beginning of period	260,723	302,210
Cash and cash equivalents, end of period	$241,527	$531,763

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$20,811	$10,789
Income taxes paid	1,050	8,274
Non-cash investing and financing activities:
Property, plant and equipment accrued	$19,766	$17,571
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Income
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2012	53,183	$532	$(469)	$497,919	$31,353	$371,652	$900,987
Net income	—	—	—	—	—	32,015	32,015
Total other comprehensive income	—	—	—	—	15,180	—	15,180
Stock-based compensation	49	—	—	2,141	—	—	2,141
Issuance of restricted shares, net of shares remitted	(15)	—	—	(1,026)	—	—	(1,026)
Exercise of stock options	8	1	—	29	—	—	30
Net tax benefit on exercise of stock options	—	—	—	713	—	—	713
Employee stock purchase plan	31	—	—	1,238	—	—	1,238
Balance at March 31, 2012	53,256	$533	$(469)	$501,014	$46,533	$403,667	$951,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the quarter ended March 31, 2012, the Company re-assigned certain departments among its segments to support management reporting changes. Accordingly, the Company re-allocated shared departmental costs among its segments. The Company has recast the prior year segment information to conform to the current year presentation. See Note 14, “Segment Reporting.”

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2012, until the issuance of the financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates. Unless otherwise discussed below, management believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s financial position, results of operations or cash flows, or do not apply to the Company’s operations.

In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance required a change in the presentation of the financial statements and required retrospective application. In December 2011, the FASB deferred certain provisions of the ASU that relate to presentation of reclassification adjustments. The Company adopted this guidance as of January 1,  2012 utilizing two separate but consecutive statements to report the components of other comprehensive income. This standard had no impact on the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 Goodwill and Other (Topic 350) which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The Company adopted this standard on January 1, 2012. This standard did not have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The Company adopted this standard on January 1, 2012. The standard did not have a material impact on the Company's financial statements.

(3) BUSINESS COMBINATIONS

Acquisitions during the third quarter of 2011

During the quarter ended September 30, 2011, the Company acquired (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $142.1 million, including the assumption and payment of debt of $25.2 million, and post-closing adjustments of $4.5 million based upon the assumed target amounts of working capital.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands). The Company has finalized the acquisition accounting of the identified acquired assets and liabilities, except for the completion of the intangible assets, current liabilities and remedial liability valuations. The Company expects to finalize the valuations of these exceptions as soon as practicable but no later than one year after the acquisition date. Final determination of the fair value may result in further adjustments to the value of the intangible assets, current liabilities and remedial liabilities.

	At Acquisition Dates (As reported at December 31, 2011)	Measurement Period Adjustments	At Acquisition Dates (As Adjusted)
Current assets (i)	$41,385	$106	$41,491
Property, plant and equipment	62,966	3	62,969
Customer relationships and other intangibles	23,371	—	23,371
Other assets	1,798	(127)	1,671
Current liabilities	(22,561)	444	(22,117)
Asset retirement obligations and remedial liabilities	(200)	—	(200)
Other liabilities	(2,741)	322	(2,419)
Total identifiable net assets	104,018	748	104,766
Goodwill (ii)	37,309	59	37,368
Total	$141,327	$807	$142,134

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary aggregate fair value of $21.4 million. Combined gross amounts due were $22.1 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $13.2 million, $10.2 million and $14.0 million has been assigned to the Oil and Gas Field Services segment, the Technical Services segment, and the Industrial Services segment, respectively, and will not be deductible for tax purposes.

Management has determined the preliminary purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. Such amounts are subject to adjustment based on the additional information necessary to determine fair values.
The following unaudited pro forma combined summary data presents information as if the third quarter acquisitions had been acquired at the beginning of 2011 and assumes that there were no material, non-recurring pro forma adjustments directly attributable to the acquisitions. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and those three acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

For the Three Months Ended
March 31, 2011
Pro forma combined revenues	$483,639
Pro forma combined net income	$27,157
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

The following table summarizes the amounts of identifiable assets acquired and liabilities assumed at June 10, 2011 (in thousands). The Company has finalized the acquisition accounting of the identified acquired assets and liabilities, except for the completion of the intangible assets and current liabilities valuations. The Company expects to finalize the intangible assets and current liabilities valuations as soon as practicable but no later than one year after the acquisition date. Final determination of the fair value may result in further adjustments to the value of the intangible assets and current liabilities.

	At June 10, 2011 (As reported at December 31, 2011)	Measurement Period Adjustments	At June 10, 2011 (As adjusted)
Current assets (i)	$46,543	$(1,321)	$45,222
Property, plant and equipment	151,574	—	151,574
Identifiable intangible assets	13,186	1,545	14,731
Other assets	6,931	709	7,640
Current liabilities	(29,036)	23	(29,013)
Asset retirement obligations	(103)	—	(103)
Other liabilities	(8,175)	(1,902)	(10,077)
Total identifiable net assets	180,920	(946)	179,974
Goodwill (ii)	24,213	946	25,159
Total	$205,133	$—	$205,133
_______________________

(i)	The fair value of the financial assets acquired includes customer receivables with a preliminary fair value of $33.3 million. The gross amount due was $34.7 million.

(ii)
Goodwill, which is attributable to expected operating and cross-selling synergies, will not be deductible for tax purposes. Goodwill of $9.0 million and $16.2 million has been recorded in the Oil and Gas Field Services and Industrial Services segments, respectively.

The following unaudited pro forma combined summary data presents information as if Peak had been acquired at the beginning of 2011 and assumes that there was no material, non-recurring pro forma adjustment directly attributable to the acquisition. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and Peak been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

For the Three Months Ended
March 31, 2011
Pro forma combined revenues	$500,265
Pro forma combined net income	$30,872
(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash equivalents, receivables, trade payables and accrued liabilities approximate their carrying value due to the short maturity of these instruments. The carrying value of the cash equivalents and accrued liabilities is Level 2 in the fair value hierarchy.

Marketable Securities and Auction Rate Securities

As of March 31, 2012, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of March 31, 2012 was estimated utilizing a probability discounted cash flow analysis (“DCF”). Management considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time these securities are expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The significant unobservable inputs used in the fair value measurement of the Company's auction rate securities are the cumulative probability of earning the maximum rate until maturity, the cumulative probability of principal return prior to maturity, the cumulative probability of default, the liquidity risk premium and the recovery rate in default. Generally interrelationships are such that a change in the assumption used for the cumulative probability of principal return prior to maturity is accompanied by a directionally similar change in the assumptions used for the cumulative probability of earning the maximum rate until maturity and a directionally opposite change in the assumptions used for the cumulative probability of default and the liquidity risk premium. The recovery rate in default is somewhat independent and based upon the securities' specific underlying assets and published recovery rate indices. Changes in the unobservable input variables would be unlikely to cause material changes in the fair value of the auction rate securities.

As of March 31, 2012, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the $0.5 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity.

During the three months ended March 31, 2011, the Company recorded an unrealized pre-tax loss of $0.1 million on its auction rate securities, which was included in accumulated other comprehensive income. There was no gain or loss recorded for the three months ended March 31, 2012. As of March 31, 2012, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 were as follows (in thousands):

March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Auction rate securities	$—	$—	$4,245	$4,245
Marketable securities	$4,997	$—	$—	$4,997

December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Auction rate securities	$—	$—	$4,245	$4,245
Marketable securities	$111	$—	$—	$111

The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance at January 1,	$4,245	$5,437
Unrealized losses included in other comprehensive income	—	(58)
Balance at March 31,	$4,245	$5,379

Senior Secured Notes

The fair value of the Company’s currently outstanding notes is based on quoted market prices and was $541.0 million at March 31, 2012 and $538.5 million at December 31, 2011. The notes carrying value is Level 2 in the fair value hierarchy.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the three months ended March 31, 2012 were as follows (in thousands):

2012
Balance at January 1, 2012	$122,392
Acquired from acquisitions	1,117
Increase from adjustments related to the acquisitions during the measurement period	1,005
Currency translation and other	1,209
Balance at March 31, 2012	$125,723

Below is a summary of amortizable other intangible assets (in thousands):

	March 31, 2012				December 31, 2011
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$107,894	$46,743	$61,151	16.7	$106,939	$45,629	$61,310	17.9
Customer relationships	84,776	20,036	64,740	7.6	83,721	17,650	66,071	7.9
Other intangible assets	23,286	10,210	13,076	5.0	21,528	9,265	12,263	5.3
	$215,956	$76,989	$138,967	8.8	$212,188	$72,544	$139,644	10.0

The aggregate amortization expense for the three months ended March 31, 2012 was $3.9 million. The aggregate amortization expense for the three months ended March 31, 2011 was $2.9 million.

Below is the expected future amortization for the net carrying amount of finite lived intangible assets at March 31, 2012 (in thousands):

Years Ending December 31,	Expected Amortization
2012 (nine months)	$11,255
2013	11,795
2014	11,320
2015	10,776
2016	10,113
Thereafter	80,080
$135,339

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Insurance	$22,609	$21,712
Interest	5,716	15,434
Accrued disposal costs	2,495	2,455
Accrued compensation and benefits	36,494	56,029
Income, real estate, sales and other taxes	18,302	14,863
Other	28,885	37,499
	$114,501	$147,992

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the three months ended March 31, 2012 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2012	$25,764	$9,117	$34,881
New asset retirement obligations	639	—	639
Accretion	665	262	927
Changes in estimates recorded to statement of income	—	1	1
Other changes in estimates recorded to balance sheet	(2,221)	11	(2,210)
Expenditures	(41)	(41)	(82)
Currency translation and other	60	(118)	(58)
Balance at March 31, 2012	$24,866	$9,232	$34,098

All of the landfill facilities included in the above were active as of March 31, 2012.

New asset retirement obligations incurred in 2012 are being discounted at the credit-adjusted risk-free rate of 8.56% and inflated at a rate of 1.02%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the three months ended March 31, 2012 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2012	$5,600	$78,449	$51,271	$135,320
Accretion	68	860	561	1,489
Changes in estimates recorded to statement of income	(2)	(309)	(336)	(647)
Expenditures	(19)	(948)	(673)	(1,640)
Currency translation and other	52	3	423	478
Balance at March 31, 2012	$5,699	$78,055	$51,246	$135,000

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2012	December 31, 2011

Senior secured notes, at 7.625%, due August 15, 2016	$520,000	$520,000
Revolving credit facility, due May 31, 2016	—	—
Unamortized notes premium and discount, net	3,833	4,203
Long-term obligations	$523,833	$524,203

At March 31, 2012, the revolving credit facility had no outstanding loans, $164.8 million available to borrow and $85.2 million of letters of credit outstanding.

The financing arrangements and principal terms of the senior secured notes and the revolving credit facility are discussed further in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in such terms during the first three months of 2012.

(10) INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2012 was 36.1%, compared to 37.1% for the same period in 2011.

As of March 31, 2012, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $27.5 million of interest and penalties. As of December 31, 2011, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $26.8 million of interest and penalties.

The Company believes that it is reasonably possible that total unrecognized tax benefits and related reserves, other than adjustments for additional accruals for interest and penalties and foreign currency translation, will decrease by approximately $62.4 million within the next twelve months as a result of the lapse of the statute of limitations. The $62.4 million (which includes interest and penalties of $27.2 million) is primarily related to a historical Canadian debt restructuring transaction and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net Income	$32,015	$22,730

Denominator:
Basic shares outstanding	53,227	52,798
Dilutive effect of equity-based compensation awards	261	360
Dilutive shares outstanding	53,488	53,158

Basic earnings per share:
Net Income	$0.60	$0.43
Diluted earnings per share:
Net Income	$0.60	$0.43

For the three-month period ended March 31, 2012, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the above calculations except for 69 thousand outstanding performance stock awards for which the performance criteria were not attained at that time. For the three-month period ended March 31, 2011, the above calculations include the dilutive effects of all then outstanding options, restricted stock, and performance awards.

(12) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three-month period ended March 31, 2012, as well as the related weighted-average grant-date fair values:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	47,507	$67.33
Performance stock awards	68,719	$67.33
Total awards	116,226

Certain performance stock awards granted in March 2012 are subject to achieving three performance goals including predetermined revenue, EBITDA and total reportable incident rate targets for a specified period of time as well as service conditions.  As of March 31, 2012, based on year-to-date results of operations, management has not determined that it is probable that the performance targets for the 2012 performance awards will be achieved by December 31, 2013. As a result, the Company recognized no expense during the three months ended March 31, 2012 related to the 2012 performance stock awards.

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

At March 31, 2012 and December 31, 2011, the Company had recorded reserves of $31.0 million and $30.3 million, respectively, in the Company’s financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2012 and December 31, 2011, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.7 million more. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2012, the $31.0 million of reserves consisted of (i) $27.2 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $3.8 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of March 31, 2012, the principal legal and administrative proceedings in which the Company was involved were as follows:

Ville Mercier.  In September 2002, the Company acquired the stock of a subsidiary (the “Mercier Subsidiary”) which owns a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec claiming a total of $1.6 million as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies. On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At March 31, 2012 and December 31, 2011, the Company had accrued $13.7 million and $13.3 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

Deer Trail, Colorado Facility.  Since April 5, 2006, the Company has been involved in various legal proceedings which have arisen as a result of the issuance by the Colorado Department of Public Health and Environment (“CDPHE”) of a radioactive materials license (“RAD License”) to a Company subsidiary, Clean Harbors Deer Trail, LLC (“CHDT”) to accept certain low level radioactive materials known as “NORM/TENORM” wastes for disposal. Adams County, the county where the CHDT facility is located, filed two suits against the CDPHE in Colorado effectively seeking to invalidate the license. On December 16, 2011, the parties to the lawsuits described above reached an Agreement in Principle (“AIP”) to resolve all outstanding disputes. The AIP requires additional approvals by County and State authorities before a final settlement and dismissal of the lawsuits can be finalized. The Company has not recorded any liability for this matter on the basis that such liability is currently neither probable nor estimable.

Superfund Proceedings

The Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 65 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 65 sites, two involve facilities that are now owned by the Company and 63 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 63 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, seven are currently requiring expenditures on remediation, 13 are now settled, and 15 are not currently requiring expenditures on remediation. The status of one of the facilities now owned by the Company (the BR Facility) and one of the Listed Third Party Sites (the Casmalia site) are further described below. There are also two third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities; one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other third party site as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

Marine Shale Site.  On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company’s acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the “Site Group”) to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At March 31, 2012 and December 31, 2011, the amount of the Company’s reserves relating to the Marine Shale site was $3.9 million and $3.8 million, respectively.

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

Federal, State and Provincial Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2012 and December 31, 2011, there were five and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company does not believe that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

Other Contingencies

In December 2010, the Company paid $10.5 million to acquire a minority interest in a privately-held company. Subsequent to the purchase of those securities but prior to December 31, 2010, the privately-held company exercised its irrevocable call right for those shares and tendered payment for a total of $10.5 million. The Company is disputing the fair value asserted by the privately-held company and believes that the shares had a fair value on the date of the exercise of the call right greater than the amount tendered. Due to the exercise of the irrevocable call right, the Company did not own those shares of that privately-held company as of December 31, 2010, and accordingly has recorded the $10.5 million in prepaid expenses and other current assets. The potential recovery of any additional amount depends upon several contested factors, and is considered a gain contingency and therefore has not been recorded in the Company’s consolidated financial statements. At March 31, 2012, the Company still had $10.5 million recorded in prepaid expenses and other current assets.

(14) SEGMENT REPORTING

During the quarter ended March 31, 2012, the Company re-assigned certain departments among its segments to support management reporting changes. Accordingly, the Company re-allocated shared departmental costs among its segments. The Company has recast the prior year segment information to conform to the current year presentation.

The Company’s operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded is other income as this amount is not considered part of usual business operations. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.

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

The following table reconciles third party revenues to direct revenues for the three month periods ended March 31, 2012 and 2011 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended March 31, 2012
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$209,967	$51,810	$160,096	$149,448	$701	$572,022
Intersegment revenues, net	9,554	(4,293)	(7,536)	2,548	(273)	—
Direct revenues	$219,521	$47,517	$152,560	$151,996	$428	$572,022

	For the Three Months Ended March 31, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$196,016	$51,691	$112,882	$74,334	$39	$434,962
Intersegment revenues, net	3,346	(2,157)	(3,479)	2,800	(510)	—
Direct revenues	$199,362	$49,534	$109,403	$77,134	$(471)	$434,962

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to its segments.

	For the Three Months Ended March 31,
	2012	2011
Adjusted EBITDA:
Technical Services	$50,825	$47,679
Field Services	2,304	3,989
Industrial Services	34,657	24,296
Oil and Gas Field Services	38,399	13,712
Corporate Items	(25,237)	(22,085)
Total	$100,948	$67,591

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,416	$2,389
Depreciation and amortization	36,831	25,460
Income from operations	61,701	39,742
Other expense (income)	299	(2,899)
Interest expense, net of interest income	11,272	6,478
Income before provision for income taxes	$50,130	$36,163

The following table presents assets by reported segment and in the aggregate (in thousands):

	March 31, 2012	December 31, 2011
Property, plant and equipment, net
Technical Services	$307,005	$308,118
Field Services	32,126	30,296
Industrial Services	264,923	254,469
Oil and Gas Field Services	268,521	267,987
Corporate Items	46,109	43,077
Total property, plant and equipment, net	$918,684	$903,947
Intangible assets:
Technical Services
Goodwill	$44,452	$44,410
Permits and other intangibles, net	80,983	81,605
Total Technical Services	125,435	126,015
Field Services
Goodwill	2,232	2,232
Permits and other intangibles, net	1,167	1,204
Total Field Services	3,399	3,436
Industrial Services
Goodwill	46,143	45,444
Permits and other intangibles, net	20,292	19,701
Total Industrial Services	66,435	65,145
Oil and Gas Field Services
Goodwill	32,896	30,306
Permits and other intangibles, net	36,525	37,134
Total Oil and Gas Field Services	69,421	67,440
Total	$264,690	$262,036

The following table presents the total assets by reported segment (in thousands):

	March 31, 2012	December 31, 2011
Technical Services	$601,864	$604,904
Field Services	39,439	37,850
Industrial Services	350,142	345,202
Oil and Gas Field Services	425,991	429,938
Corporate Items	675,459	667,909
Total	$2,092,895	$2,085,803

The following table presents the total assets by geographical area (in thousands):

	March 31, 2012	December 31, 2011
United States	$1,105,994	$1,119,491
Canada	986,901	961,936
Other foreign	—	4,376
Total	$2,092,895	$2,085,803

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

As of March 31, 2012, the Company had outstanding $520.0 million aggregate principal amount of 7.625% senior secured notes due 2016 issued by the parent company, Clean Harbors, Inc.  The parent’s senior secured notes outstanding are guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.  The parent’s notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at March 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$85,524	$118,456	$37,547	$—	$241,527
Intercompany receivables	321,849	—	104,050	(425,899)	—
Other current assets	36,339	313,765	290,254	—	640,358
Property, plant and equipment, net	—	400,336	518,348	—	918,684
Investments in subsidiaries	1,117,420	453,810	91,754	(1,662,984)	—
Intercompany debt receivable	—	481,838	3,701	(485,539)	—
Other long-term assets	12,766	111,200	168,360	—	292,326
Total assets	$1,573,898	$1,879,405	$1,214,014	$(2,574,422)	$2,092,895
Liabilities and Stockholders’ Equity:
Current liabilities	$6,014	$206,381	$129,832	$—	$342,227
Intercompany payables	—	425,899	—	(425,899)	—
Closure, post-closure and remedial liabilities, net	—	128,953	21,492	—	150,445
Long-term obligations	523,833	—	—	—	523,833
Capital lease obligations, net	—	416	4,990	—	5,406
Intercompany debt payable	3,701	—	481,838	(485,539)	—
Other long-term liabilities	89,072	7,592	23,042	—	119,706
Total liabilities	622,620	769,241	661,194	(911,438)	1,141,617
Stockholders’ equity	951,278	1,110,164	552,820	(1,662,984)	951,278
Total liabilities and stockholders’ equity	$1,573,898	$1,879,405	$1,214,014	$(2,574,422)	$2,092,895

Following is the condensed consolidating balance sheet at December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$91,581	$128,071	$41,071	$—	$260,723
Intercompany receivables	319,444	—	126,823	(446,267)	—
Other current assets	43,687	324,607	262,851	—	631,145
Property, plant and equipment, net	—	392,566	511,381	—	903,947
Investments in subsidiaries	1,064,966	421,648	91,654	(1,578,268)	—
Intercompany debt receivable	—	472,929	3,701	(476,630)	—
Other long-term assets	13,228	111,104	165,656	—	289,988
Total assets	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803
Liabilities and Stockholders’ Equity:
Current liabilities	$15,612	$220,968	$145,162	$—	$381,742
Intercompany payables	—	446,267	—	(446,267)	—
Closure, post-closure and remedial liabilities, net	—	133,773	21,369	—	155,142
Long-term obligations	524,203	—	—	—	524,203
Capital lease obligations, net	—	475	5,900	—	6,375
Intercompany debt payable	3,701	—	472,929	(476,630)	—
Other long-term liabilities	88,403	7,588	21,363	—	117,354
Total liabilities	631,919	809,071	666,723	(922,897)	1,184,816
Stockholders’ equity	900,987	1,041,854	536,414	(1,578,268)	900,987
Total liabilities and stockholders’ equity	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803

Following is the consolidating statement of income for the three months ended March 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$291,537	$285,729	$(5,244)	$572,022
Cost of revenues (exclusive of items shown separately below)	—	201,200	204,359	(5,244)	400,315
Selling, general and administrative expenses	80	44,912	25,767	—	70,759
Accretion of environmental liabilities	—	2,096	320	—	2,416
Depreciation and amortization	—	16,636	20,195	—	36,831
Income from operations	(80)	26,693	35,088	—	61,701
Other (expense) income	—	(450)	151	—	(299)
Interest (expense) income	(10,706)	(201)	(365)	—	(11,272)
Equity in earnings of subsidiaries	36,465	25,996	—	(62,461)	—
Intercompany dividend income (expense)	10,010	—	3,526	(13,536)	—
Intercompany interest income (expense)	—	10,345	(10,345)	—	—
Income before provision for income taxes	35,689	62,383	28,055	(75,997)	50,130
Provision for income taxes	3,674	5,722	8,719	—	18,115
Net income	$32,015	$56,661	$19,336	$(75,997)	$32,015

Following is the consolidating statement of income for the three months ended March 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$248,367	$192,788	$(6,193)	$434,962
Cost of revenues (exclusive of items shown separately below)	—	175,438	143,332	(6,193)	312,577
Selling, general and administrative expenses	42	36,111	18,641	—	54,794
Accretion of environmental liabilities	—	2,087	302	—	2,389
Depreciation and amortization	—	12,998	12,462	—	25,460
Income from operations	(42)	21,733	18,051	—	39,742
Other income (expense)	—	3,336	(437)	—	2,899
Interest (expense) income	(6,676)	168	30	—	(6,478)
Equity in earnings of subsidiaries	33,331	7,301	—	(40,632)	—
Intercompany dividend income (expense)	—	—	3,456	(3,456)	—
Intercompany interest income (expense)	—	8,730	(8,730)	—	—
Income before provision for income taxes	26,613	41,268	12,370	(44,088)	36,163
Provision for income taxes	3,883	6,327	3,223	—	13,433
Net income	22,730	34,941	9,147	(44,088)	22,730

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(18,010)	$10,827	$36,736	$29,553
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,678)	(12,983)	(27,661)
Proceeds from sales of fixed assets	—	146	279	425
Acquisitions, net of cash acquired	—	(2,276)	(6,475)	(8,751)
Costs to obtain or renew permits	—	(106)	(319)	(425)
Purchase of available for sale securities	—	—	(4,468)	(4,468)
Other	—	603	4,517	5,120
Net cash from investing activities	—	(16,311)	(19,449)	(35,760)

Cash flows from financing activities:
Change in uncashed checks	—	(7,125)	(6,451)	(13,576)
Proceeds from exercise of stock options	30	—	—	30
Proceeds from employee stock purchase plan	1,238	—	—	1,238
Excess tax benefit of stock-based compensation	713	—	—	713
Payments on capital leases	—	(361)	(1,805)	(2,166)
Distribution of cash earned on employee participation plan	(38)	—	—	(38)
Dividends (paid) / received	10,010	(13,428)	3,418	—
Interest (payments) / received	—	16,783	(16,783)	—
Net cash from financing activities	11,953	(4,131)	(21,621)	(13,799)
Effect of exchange rate change on cash	—	—	810	810
Decrease in cash and cash equivalents	(6,057)	(9,615)	(3,524)	(19,196)
Cash and cash equivalents, beginning of period	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of period	$85,524	$118,456	$37,547	$241,527

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$2,898	$3,937	$8,021	$14,856
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,884)	(19,231)	(34,115)
Proceeds from sale of fixed assets	—	67	946	1,013
Acquisitions, net of cash acquired	—	—	(2,152)	(2,152)
Additions to intangible assets, including costs to obtain or renew permits	—	(217)	(105)	(322)
Proceeds from sale of marketable securities	—	—	388	388
Net cash from investing activities	—	(15,034)	(20,154)	(35,188)

Cash flows from financing activities:
Change in uncashed checks	—	(2,087)	(3,129)	(5,216)
Proceeds from exercise of stock options	39	—	—	39
Proceeds from employee stock purchase plan	699	—	—	699
Remittance of shares, net	(1,784)	—	—	(1,784)
Excess tax benefit of stock-based compensation	1,105	—	—	1,105
Deferred financing costs paid	(5,628)	—	—	(5,628)
Payments of capital leases	—	(186)	(1,504)	(1,690)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250	—	—	261,250
Dividends (paid) / received	10,186	(24,306)	14,120	—
Interest (payments) / received	—	24,132	(24,132)	—
Net cash from financing activities	265,867	(2,447)	(14,834)	248,586
Effect of exchange rate change on cash	—	—	1,299	1,299
Increase (decrease) in cash and cash equivalents	268,765	(13,544)	(25,668)	229,553
Cash and cash equivalents, beginning of period	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of period	$369,241	$111,038	$51,484	$531,763

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

During the quarter ended March 31, 2012, we re-assigned certain departments among the segments to support management reporting changes. Accordingly, we re-allocated shared departmental costs among our segments. We have recast the prior year segment information to conform to the current year presentation.

We report our business in four operating segments, consisting of:

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

Overview

During the three months ended March 31, 2012, our revenues were $572.0 million, compared with $435.0 million during the three months ended March 31, 2011.  The year-over-year revenue growth was driven by growth across the majority of our segments.

Our Technical Services revenues accounted for 38% of our total revenues for the three months ended March 31, 2012.  The year-over-year increase in revenues of 10% was primarily due to revenue growth at our incinerators and landfills.  The utilization rate at our incinerators was 90% for the three months ended March 31, 2012 compared with 85% in the comparable period of 2011, and our landfill volumes increased more than 19% year-over-year.

Our Field Services revenues accounted for 8% of our total revenues for the three months ended March 31, 2012. The year-over-year decrease in revenue of 4% resulted primarily from a reduction in large event business, offset partially by a steady stream of ongoing maintenance and project work in the quarter.

Our Industrial Services revenues accounted for 27% of our total revenues for the three months ended March 31, 2012. The year-over-year increase in revenue of 39% was primarily due to increased activity in the oil sands region of Canada, continued demand for our broad array of specialty services, revenues associated with the acquisitions including Peak Energy Services Ltd. (“Peak”), and high utilization rates at the camps in our lodging business.

Our Oil and Gas Field Services revenues accounted for 27% of our total revenues for the three months ended March 31, 2012. The year-over-year increase of 97% was primarily due to contributions from cross-selling opportunities related to the Peak acquisition and other acquisitions we completed in 2011, increased exploration and drilling activity in Western Canada due to higher oil prices, and continued investments in U.S. gas and oil production resulting in increased demand for our services.

Our cost of revenues increased from $312.6 million in the first quarter of 2011 to $400.3 million in the first quarter of 2012.  Our cost of revenues increased primarily due to costs associated with our recent acquisitions and because of our increased revenues.  Our gross profit margin was 30.0% for the three months ended March 31, 2012, compared to 28.1% in the same period last year. Margins in the quarter benefited from higher revenue as well as our cost control programs, pricing initiatives and comprehensive margin improvement initiatives.

During the three months ended March 31, 2012, our net income was also affected by an effective tax rate of 36.1%, compared with 37.1% for the same period last year. The decrease in the effective tax rate was primarily attributable to our ability to fully utilize currently earned foreign tax credits, reduced interest expense accrued on uncertain tax benefits, and increased profits attributable to Canada, which has a lower corporate income tax rate as compared to the United States.

Environmental Liabilities

We have accrued environmental liabilities as of March 31, 2012, of approximately $169.1 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the three months ended March 31, 2012 of $0.6 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general and administrative costs.  During the three months ended March 31, 2012, a benefit of approximately $0.6 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our consolidated financial statements included in Item 1 of this report.

Results of Operations

The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, "Financial Statements and Supplementary Data," of our Annual Report on Form 10-K for the year ended December 31, 2011, and Item 1, "Financial Statements," in this report.

	Percentage of Total Revenues
	For the Three Months Ended
	March 31,
	2012	2011

Revenues	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	70.0	71.9
Selling, general and administrative expenses	12.4	12.6
Accretion of environmental liabilities	0.4	0.5
Depreciation and amortization	6.4	5.9
Income from operations	10.8	9.1
Other (expense) income	—	0.7
Interest expense, net of interest income	(2.0)	(1.5)
Income before provision for income taxes	8.8	8.3
Provision for income taxes	3.2	3.1
Net Income	5.6%	5.2%

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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended
	March 31
	2012	2011
Net income	$32,015	$22,730
Accretion of environmental liabilities	2,416	2,389
Depreciation and amortization	36,831	25,460
Other expense (income)	299	(2,899)
Interest expense, net	11,272	6,478
Provision for income taxes	18,115	13,433
Adjusted EBITDA	$100,948	$67,591

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Adjusted EBITDA	$100,948	$67,591
Interest expense, net	(11,272)	(6,478)
Provision for income taxes	(18,115)	(13,433)
Allowance for doubtful accounts	203	205
Amortization of deferred financing costs and debt discount	367	614
Change in environmental liability estimates	(646)	(260)
Deferred income taxes	(269)	486
Stock-based compensation	2,141	1,744
Excess tax benefit of stock-based compensation	(713)	(1,105)
Income tax benefits related to stock option exercises	713	1,105
Eminent domain compensation	—	3,354
Environmental expenditures	(1,722)	(2,340)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,955)	(10,341)
Other current assets	(1,890)	2,949
Accounts payable	(4,302)	(6,876)
Other current liabilities	(22,935)	(22,359)
Net cash from operating activities	$29,553	$14,856

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended March 31, 2012 and 2011 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes made in the first quarter of 2012 in how we manage our business. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” and in particular Note 15, “Segment Reporting,” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1, “Unaudited Financial Statements” and in particular Note 14,

“Segment Reporting,” in this report.

Three months ended March 31, 2012 versus the three months ended March 31, 2011

	Summary of Operations (in thousands)
	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change

Direct Revenues:
Technical Services	$219,521	$199,362	$20,159	10.1%
Field Services	47,517	49,534	(2,017)	(4.1)
Industrial Services	152,560	109,403	43,157	39.4
Oil and Gas Field Services	151,996	77,134	74,862	97.1
Corporate Items	428	(471)	899	(190.9)
Total	572,022	434,962	137,060	31.5

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	146,949	134,183	12,766	9.5
Field Services	38,445	40,109	(1,664)	(4.1)
Industrial Services	109,399	77,460	31,939	41.2
Oil and Gas Field Services	103,854	58,819	45,035	76.6
Corporate Items	1,668	2,006	(338)	(16.8)
Total	400,315	312,577	87,738	28.1

Selling, General & Administrative Expenses:
Technical Services	21,747	17,500	4,247	24.3
Field Services	6,768	5,436	1,332	24.5
Industrial Services	8,504	7,647	857	11.2
Oil and Gas Field Services	9,743	4,603	5,140	111.7
Corporate Items	23,997	19,608	4,389	22.4
Total	70,759	54,794	15,965	29.1

Adjusted EBITDA:
Technical Services	50,825	47,679	3,146	6.6
Field Services	2,304	3,989	(1,685)	(42.2)
Industrial Services	34,657	24,296	10,361	42.6
Oil and Gas Field Services	38,399	13,712	24,687	180.0
Corporate Items	(25,237)	(22,085)	(3,152)	14.3
Total	$100,948	$67,591	$33,357	49.4%
_______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 10.1%, or $20.2 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to changes in product mix and increases in pricing ($2.7 million), increases in volumes being processed through our landfills, treatment, storage and disposal facilities, solvent recycling facilities and waste water treatment plants ($4.8 million), a slight increase due to an acquisition in August 2011, and an increase in our base business.

Field Services revenues decreased 4.1%, or $2.0 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to reductions in our large event business ($4.5 million) and our transformer services business ($1.7 million), offset partially by an increase in our large remedial project business ($1.5 million) and growth in our base business.

Industrial Services revenues increased 39.4%, or $43.2 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to an increase in our lodging business ($38.2 million), growth in the oil sands region of Canada, and an increase in a broad array of our specialty services. These increases resulted partially from revenues associated with our acquisitions in 2011 including Peak in June 2011.

Oil and Gas Field Services revenues increased 97.1%, or $74.9 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($38.8 million), increased exploration activities partially from revenues associated with an acquisition in July 2011 and from increased oil prices ($34.5 million), and an increase in the energy services business ($2.1 million), offset partially by intersegment expenses incurred.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 9.5%, or $12.8 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to increases in salary and labor expenses ($3.7 million), materials for reclaim costs ($2.3 million), chemicals and consumables expenses ($1.5 million), vehicle and equipment repair costs ($1.4 million), materials and supplies costs ($0.6 million), and subcontractor fees ($0.6 million), offset partially by a reduction in outside transportation costs ($1.7 million).

Field Services cost of revenues decreased 4.1%, or $1.7 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to reductions in subcontractor fees ($2.3 million), outside transportation fees ($0.9 million) and materials and supplies costs ($0.6 million), offset partially by increases in labor and related expenses ($1.7 million) and equipment rental fees ($0.7 million).

Industrial Services cost of revenues increased 41.2%, or $31.9 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to increased salary and labor expenses ($13.8 million), material and supplies expenses ($13.0 million), subcontractor fees ($2.7 million), equipment rental fees ($2.2 million), catering costs associated with the increased lodging services revenues ($1.5 million), and vehicle expenses ($1.1 million), offset partially by decreases in lease operator expenses due to buyout of leases ($1.5 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Oil and Gas Field Services cost of revenues increased 76.6%, or $45.0 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to salary and labor expenses ($20.1 million), subcontractor fees ($8.6 million), vehicle expenses ($2.8 million), equipment rental fees ($2.7 million), equipment repair expenses ($2.4 million), materials and supplies costs ($2.0 million), rent expense ($1.9 million), travel costs ($1.8 million), fuel expenses ($0.8 million), and insurance costs ($0.7 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Corporate Items cost of revenues decreased $0.3 million for the three months ended March 31, 2012, as compared to the same period in 2011 primarily due to a reduction in health insurance related costs, offset partially by increased labor and related costs.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 24.3%, or $4.2 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to increased salaries and commissions and bonus expense.

Field Services selling, general and administrative expenses increased 24.5%, or $1.3 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to increased salaries and commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 11.2%, or $0.9 million, in the three months ended March 31, 2012 from the comparable period in 2011 primarily due to increased salaries, commissions and bonus expense.

Oil and Gas Field Services selling, general and administrative expenses increased 111.7% or $5.1 million for the three months ended March 31, 2012, from the comparable period in 2011. The increase was primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense, and travel expense.

Corporate Items selling, general and administrative expenses increased 22.4%, or $4.4 million, for the three months ended March 31, 2012, as compared to the same period in 2011 primarily due to increases in salaries and bonuses ($2.5 million), professional fees ($1.1 million), and stock-based compensation costs ($0.4 million), offset partially by a reduction in severance costs ($0.8 million).

Depreciation and Amortization

	Three Months Ended March 31,
	(in thousands)
	2012	2011
Depreciation of fixed assets	$29,796	$20,168
Landfill and other amortization	7,035	5,292
Total depreciation and amortization	$36,831	$25,460

Depreciation and amortization increased 44.7%, or $11.4 million, in the first quarter of 2012 compared to the same period in 2011. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.

Interest Expense, Net

	Three Months Ended March 31,
	(in thousands)
	2012	2011
Interest expense	$11,458	$6,722
Interest income	(186)	(244)
Interest expense, net	$11,272	$6,478

Interest expense, net increased $4.8 million in the first quarter of 2012 compared to the same period in 2011. The increase in interest expense was primarily due to the issuance of $250.0 million in senior secured notes in March 2011 and the amendment of our revolving credit facility in May 2011.

Income Taxes

Our effective tax rate for the three months ended March 31, 2012 was 36.1%, compared to 37.1% for the same period in 2011. The decrease in the effective tax rate for the three months ended March 31, 2012 was primarily attributable to our ability to utilize currently earned foreign tax credits, reduced interest expense accrued on uncertain tax benefits, and reduced income tax rates for income earned in Canada.

Income tax expense for the three months ended March 31, 2012 increased $4.7 million to $18.1 million from $13.4 million for the comparable period in 2011. The increased tax expense for the three months ended March 31, 2012 was primarily attributable to our increased revenue and profits as compared to the same period last year.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2012 and December 31, 2011, we had a remaining valuation allowance of $11.5 million. The allowance as of March 31, 2012 and December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits and related reserves as of March 31, 2012 and December 31, 2011, included accrued interest and penalties of $27.5 million and $26.8 million, respectively.  Tax expense for each of the three months ended March 31, 2012 and 2011 included interest and penalties of $0.7 million and $0.9 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the three months ended March 31, 2012, cash and cash equivalents decreased $19.2 million primarily due to the payment in February 2012 of a $19.8 million semi-annual interest payment on our $520.0 million of 7.625% senior secured notes and the payment in March 2012 of approximately $29.7 million for bonuses and commissions earned throughout 2011.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

At March 31, 2012, cash and cash equivalents totaled $241.5 million, compared to $260.7 million at December 31, 2011. At March 31, 2012, cash and cash equivalents held by foreign subsidiaries totaled $37.5 million and were readily convertible into other foreign currencies including U.S. dollars. At March 31, 2012, the cash and cash equivalent balances for our U.S. operations were $204 million. Our U.S. operations had net operating cash outflows from operations of $7.2 million for the three months ended March 31, 2012. Additionally, we have available a $250.0 million revolving credit facility of which $164.8 million was available to borrow at March 31, 2012. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.

We had accrued environmental liabilities as of March 31, 2012 of approximately $169.1 million, substantially all of which we assumed in connection with our acquisitions of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

Cash Flows for the three months ended March 31, 2012

Cash from operating activities in the first three months of 2012 was $29.6 million, an increase of 98.9%, or $14.7 million, compared with cash from operating activities in the first three months of 2011. The change was primarily the result of an increase in income from operations.

Cash used for investing activities in the first three months of 2012 was $35.8 million, an increase of 1.6% or $0.6 million, compared with cash used for investing activities in the first three months of 2011.  The change was due primarily from lower year-over-year costs associated with additions to property, plant and equipment offset partially by increases in proceeds from sales of fixed assets.

Cash used for financing activities in the first three months of 2012 was $13.8 million, compared with cash from financing activities of $248.6 million in the first three months of 2011. The change was primarily the result of the issuance of $250.0 million aggregate principal amount of 7.625% senior secured notes on March 24, 2011.

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

Financing Arrangements

The financing arrangements and principal terms of our $520.0 million principal amount of senior secured notes and the $250.0 million revolving credit facility are discussed further in Note 9, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 10, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of March 31, 2012, $36.2 million of unrecognized tax benefits and related reserves and $27.5 million of potential interest and penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we might make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of March 31, 2012, our long-term investments included $4.2 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of March 31, 2012, we have recorded an unrealized pre-tax loss of $0.5 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at March 31, 2012 (in thousands):

	Nine Months Remaining
Scheduled Maturity Dates	2012	2013	2014	2015	2016	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$520,000	$—	$520,000
Capital lease obligations	6,301	3,865	2,257	348	—	—	12,771
	$6,301	$3,865	$2,257	$348	$520,000	$—	$532,771
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	—%

In addition to the fixed rate borrowings described in the above table, we had at March 31, 2012 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $250.0 million (with a $215.0 million sub-limit for letters of credit).

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2012, the Canadian subsidiaries transacted approximately 2.0% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $2.5 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, $4.2 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A—Risk Factors

During the three months ended March 31, 2012, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Mine Safety Disclosures—None.

Item 5—Other Information—None.

Item 6—Exhibits

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Date:	May 9, 2012

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman and Chief Financial Officer

Date:	May 9, 2012