Form 10-Q
period 2012-06-30
CLEAN HARBORS INC
filed 2012-08-09
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	53,356,666
(Class)	(Outstanding as of August 6, 2012)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Current assets:
Cash and cash equivalents	$296,758	$260,723
Marketable securities	9,701	111
Accounts receivable, net of allowances aggregating $11,239 and $12,683, respectively	397,453	449,553
Unbilled accounts receivable	30,173	29,385
Deferred costs	7,273	5,903
Prepaid expenses and other current assets	49,763	73,349
Supplies inventories	57,782	56,242
Deferred tax assets	16,605	16,602
Total current assets	865,508	891,868
Property, plant and equipment:
Land	37,171	37,185
Asset retirement costs (non-landfill)	2,544	2,529
Landfill assets	61,056	58,466
Buildings and improvements	193,717	189,445
Camp equipment	130,340	110,242
Vehicles	259,315	231,980
Equipment	768,502	729,154
Furniture and fixtures	3,988	3,759
Construction in progress	39,641	24,522
	1,496,274	1,387,282
Less—accumulated depreciation and amortization	541,234	483,335
Total property, plant and equipment, net	955,040	903,947
Other assets:
Long-term investments	4,326	4,245
Deferred financing costs	12,152	13,607
Goodwill	135,962	122,392
Permits and other intangibles, net of accumulated amortization of $80,000 and $72,544, respectively	138,622	139,644
Other	10,604	10,100
Total other assets	301,666	289,988
Total assets	$2,122,214	$2,085,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$6,322	$8,310
Accounts payable	172,657	178,084
Deferred revenue	32,015	32,297
Accrued expenses	130,526	147,992
Current portion of closure, post-closure and remedial liabilities	19,801	15,059
Total current liabilities	361,321	381,742
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,407 and $3,885, respectively	29,140	30,996
Remedial liabilities, less current portion of $13,394 and $11,174, respectively	118,563	124,146
Long-term obligations	523,481	524,203
Capital lease obligations, less current portion	4,482	6,375
Unrecognized tax benefits and other long-term liabilities	124,327	117,354
Total other liabilities	799,993	803,074

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 53,319,029 and 53,182,859 shares, respectively	533	532
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	504,667	497,919
Accumulated other comprehensive income	29,076	31,353
Accumulated earnings	427,093	371,652
Total stockholders’ equity	960,900	900,987
Total liabilities and stockholders’ equity	$2,122,214	$2,085,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$523,118	$447,235	$1,095,140	$882,197
Cost of revenues (exclusive of items shown separately below)	367,623	307,754	767,938	620,331
Selling, general and administrative expenses	66,794	58,254	137,553	113,048
Accretion of environmental liabilities	2,505	2,407	4,921	4,796
Depreciation and amortization	38,663	26,936	75,494	52,396
Income from operations	47,533	51,884	109,234	91,626
Other (expense) income	(75)	2,868	(374)	5,767
Interest expense, net of interest income of $215 and $402 for the quarter and year-to-date ended 2012 and $302 and $546 for the quarter and year-to-date ended 2011, respectively	(10,968)	(10,642)	(22,240)	(17,120)
Income before provision for income taxes	36,490	44,110	86,620	80,273
Provision for income taxes	13,064	14,954	31,179	28,387
Net Income	$23,426	$29,156	$55,441	$51,886

Earnings per share:
Basic	$0.44	$0.55	$1.04	$0.98
Diluted	$0.44	$0.55	$1.04	$0.97

Weighted average common shares outstanding	53,308	52,939	53,268	52,869
Weighted average common shares outstanding plus potentially dilutive common shares	53,505	53,362	53,497	53,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$23,426	$29,156	$55,441	$51,886
Other comprehensive income:
Unrealized losses on available-for-sale securities (net of taxes of $43 and $83 for the quarter and year-to-date 2012 and $37 and $178 for the quarter and year-to-date 2011, respectively)	(947)	(1,545)	(584)	(791)
Foreign currency translation adjustments	(16,510)	4,671	(1,693)	20,398
Other comprehensive (loss) income	(17,457)	3,126	(2,277)	19,607
Comprehensive income	$5,969	$32,282	$53,164	$71,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$55,441	$51,886
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	75,494	52,396
Allowance for doubtful accounts	405	402
Amortization of deferred financing costs and debt discount	753	898
Accretion of environmental liabilities	4,921	4,796
Changes in environmental liability estimates	(3,095)	(773)
Deferred income taxes	(510)	819
Stock-based compensation	3,616	2,880
Excess tax benefit of stock-based compensation	(1,122)	(1,617)
Income tax benefit related to stock option exercises	1,121	1,617
Other expense (income)	374	(2,413)
Environmental expenditures	(3,787)	(5,564)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	54,117	18,063
Other current assets	15,657	(5,252)
Accounts payable	(16,904)	(33,024)
Other current and long-term liabilities	(10,707)	(9,485)
Net cash from operating activities	175,774	75,629
Cash flows from investing activities:
Additions to property, plant and equipment	(82,971)	(65,460)
Proceeds from sales of fixed assets	3,886	4,891
Acquisitions, net of cash acquired	(43,039)	(205,922)
Additions to intangible assets, including costs to obtain or renew permits	(953)	(1,066)
Purchase of marketable securities	(10,517)	—
Proceeds from sales of marketable securities	—	388
Other	5,120	—
Net cash used in investing activities	(128,474)	(267,169)
Cash flows from financing activities:
Change in uncashed checks	(9,496)	13,746
Proceeds from exercise of stock options	98	783
Remittance of shares, net	(1,216)	(1,807)
Proceeds from employee stock purchase plan	3,130	1,556
Deferred financing costs paid	(21)	(8,099)
Payments on capital leases	(3,833)	(3,316)
Distribution of cash earned on employee participation plan	(38)	(189)
Excess tax benefit of stock-based compensation	1,122	1,617
Issuance of senior secured notes, including premium	—	261,250
Net cash from financing activities	(10,254)	265,541
Effect of exchange rate change on cash	(1,011)	1,365
Increase in cash and cash equivalents	36,035	75,366
Cash and cash equivalents, beginning of period	260,723	302,210
Cash and cash equivalents, end of period	$296,758	$377,576

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$21,812	$11,551
Income taxes paid	4,219	26,454
Non-cash investing and financing activities:
Property, plant and equipment accrued	$26,885	$24,586
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Income
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2012	53,183	$532	$(469)	$497,919	$31,353	$371,652	$900,987
Net income	—	—	—	—	—	55,441	55,441
Other comprehensive loss	—	—	—	—	(2,277)	—	(2,277)
Stock-based compensation	71	—	—	3,616	—	—	3,616
Issuance of restricted shares, net of shares remitted	(18)	—	—	(1,216)	—	—	(1,216)
Exercise of stock options	18	1	—	97	—	—	98
Net tax benefit on exercise of stock options	65	—	—	1,121	—	—	1,121
Employee stock purchase plan	—	—	—	3,130	—	—	3,130
Balance at June 30, 2012	53,319	$533	$(469)	$504,667	$29,076	$427,093	$960,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Current Report on Form 8-K filed on July 16, 2012.

During the quarter ended March 31, 2012, the Company re-assigned certain departments among its segments to support management reporting changes. Accordingly, the Company re-allocated shared departmental costs among its segments. The Company has recast the prior year segment information to conform to the current year presentation. See Note 14, “Segment Reporting.”

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2012, until the issuance of the financial statements.

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

In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance required a change in the presentation of the financial statements and required retrospective application. In December 2011, the FASB deferred certain provisions of the ASU that relate to presentation of reclassification adjustments. The Company retrospectively adopted this guidance utilizing two separate but consecutive statements to report the components of other comprehensive income, and recast the financial statements for the years ending 2011, 2010 and 2009 in the Company's Current Report on Form 8-K filed on July 16, 2012. This standard had no impact on the Company's financial position, results of operations or cash flows.

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

	At Acquisition Dates (As reported at March 31, 2012)	Measurement Period Adjustments	At Acquisition Dates (As Adjusted)
Current assets (i)	$41,491	$—	$41,491
Property, plant and equipment	62,969	—	62,969
Customer relationships and other intangibles	23,371	—	23,371
Other assets	1,671	—	1,671
Current liabilities	(22,117)	(1,286)	(23,403)
Asset retirement obligations and remedial liabilities	(200)	—	(200)
Other liabilities	(2,419)	—	(2,419)
Total identifiable net assets	104,766	(1,286)	103,480
Goodwill (ii)	37,368	1,286	38,654
Total	$142,134	$—	$142,134

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with a preliminary aggregate fair value of $21.4 million. Combined gross amounts due were $22.1 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $13.3 million, $11.4 million and $14.0 million has been assigned to the Oil and Gas Field Services segment, the Technical Services segment, and the Industrial Services segment, respectively, and will not be deductible for tax purposes.

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2011
Pro forma combined revenues	$483,164	$965,633
Pro forma combined net income	$30,093	$57,063

Peak

On June 10, 2011, the Company acquired 100% of the outstanding common shares of Peak Energy Services Ltd. (“Peak”) (other than the 3.15% of Peak’s outstanding common shares which the Company already owned) in exchange for approximately CDN $158.7 million in cash (CDN $0.95 for each Peak share) and the assumption and payment of Peak net debt of approximately CDN $37.5 million. The total acquisition price, which includes the previous investment in Peak shares referred to above, was CDN $200.2 million, or U.S. $205.1 million based on an exchange rate of 0.976057 CDN $ to one U.S. $ on June 10, 2011.

During the three months ended June 30, 2012, the Company finalized the purchase accounting for the acquisition of Peak. The following table summarizes the amounts of identifiable assets acquired and liabilities assumed at June 10, 2011 (in thousands).

	At June 10, 2011 (As reported at March 31, 2012)	Measurement Period Adjustments	At June 10, 2011 (As adjusted)
Current assets (i)	$45,222	$—	$45,222
Property, plant and equipment	151,574	—	151,574
Identifiable intangible assets	14,731	(2,394)	12,337
Other assets	7,640	369	8,009
Current liabilities	(29,013)	228	(28,785)
Asset retirement obligations	(103)	—	(103)
Other liabilities	(10,077)	(1,264)	(11,341)
Total identifiable net assets	179,974	(3,061)	176,913
Goodwill (ii)	25,159	3,061	28,220
Total	$205,133	$—	$205,133
_______________________

(i)	The fair value of the financial assets acquired includes customer receivables with a fair value of $33.3 million. The gross amount due was $34.7 million.

(ii)
Goodwill, which is attributable to expected operating and cross-selling synergies, will not be deductible for tax purposes. Goodwill of $12.9 million and $15.3 million has been recorded in the Oil and Gas Field Services and Industrial Services segments, respectively.

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2011
Pro forma combined revenues	$476,738	$977,430
Pro forma combined net income	$22,698	$53,738

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

Marketable Securities and Auction Rate Securities

As of June 30, 2012, the Company held certain marketable securities and auction rate securities that are required to be measured at fair value on a recurring basis. The fair value of marketable securities is recorded based on quoted market prices. The auction rate securities are classified as available for sale and the fair value of these securities as of June 30, 2012 was estimated utilizing a probability discounted cash flow analysis (“DCF”). Management considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time these securities are expected to have a successful auction. The auction rate securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

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

As of June 30, 2012, all of the Company’s auction rate securities continue to have AAA underlying ratings. The underlying assets of the Company’s auction rate securities are student loans, which are substantially insured by the Federal Family Education Loan Program. The Company attributes the $0.4 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity.

During the six months ended June 30, 2012 and 2011, the Company recorded an unrealized pre-tax gain of $0.1 million and an unrealized pre-tax loss of $0.1 million, respectively, on its auction rate securities, which was included in accumulated other comprehensive income. As of June 30, 2012, the Company continued to earn interest on its auction rate securities according to their stated terms with interest rates resetting generally every 28 days.

The Company’s assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 were as follows (in thousands):

June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Auction rate securities	$—	$—	$4,326	$4,326
Marketable securities	$9,701	$—		$9,701

December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Auction rate securities	$—	$—	$4,245	$4,245
Marketable securities	$111	$—	$—	$111

The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Balance at April 1,	$4,245	$5,379
Unrealized gains (losses) included in other comprehensive income	81	(68)
Balance at June 30,	$4,326	$5,311

	Six Months Ended
	June 30,
	2012	2011
Balance at January 1,	$4,245	$5,437
Unrealized gains (losses) included in other comprehensive income	81	(126)
Balance at June 30,	$4,326	$5,311

Senior Secured Notes

The fair value of the Company’s currently outstanding notes is based on quoted market prices and was $527.1 million at June 30, 2012 and $538.5 million at December 31, 2011. The notes fair value is Level 2 in the fair value hierarchy.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the six months ended June 30, 2012 were as follows (in thousands):

2012
Balance at January 1, 2012	$122,392
Acquired from acquisitions	8,666
Increase from adjustments related to the acquisitions during the measurement period	5,352
Currency translation and other	(448)
Balance at June 30, 2012	$135,962

Below is a summary of amortizable other intangible assets (in thousands):

	June 30, 2012				December 31, 2011
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$109,273	$47,481	$61,792	16.7	$106,939	$45,629	$61,310	17.9
Customer relationships	87,299	21,904	65,395	7.3	83,721	17,650	66,071	7.9
Other intangible assets	22,050	10,615	11,435	3.7	21,528	9,265	12,263	5.3
	$218,622	$80,000	$138,622	9.0	$212,188	$72,544	$139,644	10.0

The aggregate amortization expense for the three and six months ended June 30, 2012 was $3.5 million and $7.3 million, respectively. The aggregate amortization expense for the three and six months ended June 30, 2011 was $2.9 million and $5.8 million, respectively.

Below is the expected future amortization for the net carrying amount of finite lived intangible assets at June 30, 2012 (in thousands):

Years Ending December 31,	Expected Amortization
2012 (six months)	$7,298
2013	10,140
2014	9,183
2015	8,652
2016	8,778
Thereafter	91,403
$135,454

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Insurance	$24,840	$21,712
Interest	15,515	15,434
Accrued disposal costs	2,058	2,455
Accrued compensation and benefits	42,562	56,029
Income, real estate, sales and other taxes	17,252	14,863
Other	28,299	37,499
	$130,526	$147,992

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the six months ended June 30, 2012 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2012	$25,764	$9,117	$34,881
New asset retirement obligations	1,330	—	1,330
Accretion	1,414	528	1,942
Changes in estimates recorded to statement of income	—	298	298
Other changes in estimates recorded to balance sheet	(2,064)	15	(2,049)
Expenditures	(653)	(209)	(862)
Currency translation and other	(9)	16	7
Balance at June 30, 2012	$25,782	$9,765	$35,547

All of the landfill facilities included in the above were active as of June 30, 2012.

New asset retirement obligations incurred in 2012 are being discounted at the credit-adjusted risk-free rate of 8.56% and inflated at a rate of 1.02%.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the six months ended June 30, 2012 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2012	$5,600	$78,449	$51,271	$135,320
Accretion	136	1,726	1,117	2,979
Changes in estimates recorded to statement of income	(49)	(1,172)	(2,172)	(3,393)
Expenditures	(42)	(1,750)	(1,133)	(2,925)
Currency translation and other	(5)	1	(20)	(24)
Balance at June 30, 2012	$5,640	$77,254	$49,063	$131,957

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2012	December 31, 2011

Senior secured notes, at 7.625%, due August 15, 2016	$520,000	$520,000
Revolving credit facility, due May 31, 2016	—	—
Unamortized notes premium and discount, net	3,481	4,203
Long-term obligations	$523,481	$524,203

At June 30, 2012, the revolving credit facility had no outstanding loans, $163.5 million available to borrow and $86.5 million of letters of credit outstanding. There have been no changes to the revolving credit facility since December 31, 2011.

The financing arrangements and principal terms of the senior secured notes and the revolving credit facility are discussed further in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On July 13, 2012, the Company redeemed $30.0 million principal amount of the $520.0 million aggregate principal amount of the Company's 7.625% senior secured notes (the “2016 notes”) which were outstanding on June 30, 2012 in accordance with the terms of the 2016 notes. On July 16, 2012, the Company commenced a tender offer to purchase any and all of the $490.0 million aggregate principal amount of 2016 notes which remained outstanding following such partial redemption. On July 30, 2012, the Company purchased the $339.1 million principal amount of 2016 notes which had been tendered on or prior to 5:00 p.m., New York City time, on July 27, 2012, and called for redemption on August 15, 2012 the $150.9 million principal amount of 2016 notes which had not by then been tendered. The Company financed that purchase and call for redemption of 2016 notes through a private placement of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020 (the “new notes”) which the Company also completed on July 30, 2012. The Company intends to use the approximately $262.8 million of remaining net proceeds from such private placement of the new notes to finance potential future acquisitions and for general corporate purposes.

In connection with the tender offer and redemption of the 2016 notes described above, the Company will record an aggregate $26.5 million loss on early extinguishment of debt, which consists of $21.2 million of purchase, consent and redemption fees and non-cash expenses of $5.3 million, of which $8.8 million related to unamortized financing costs offset partially by $3.5 million of unamortized net premium.

The principal terms of the new notes are as follows:

The new notes will mature on August 1, 2020.  The new notes will bear interest at a rate of 5.25% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on August 1 and February 1 of each year, commencing on February 1, 2013.

The Company may redeem some or all of the new notes at any time on or after August 1, 2016 upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on August 1 of the year set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Percentage
2016	102.625%
2017	101.313%
2018 and thereafter	100.000%

At any time prior to August 1, 2015, the Company may also redeem up to 35% of the aggregate principal amount of all new notes issued under the indenture (whether on July 30, 2012 or thereafter pursuant to an issuance of additional new notes under the indenture) at a redemption price of 105.250% of the principal amount, plus any accrued and unpaid interest, using proceeds from certain equity offerings, and may also redeem some or all of the new notes at a redemption price of 100% of the principal amount plus a make-whole premium and any accrued and unpaid interest. Holders may require the Company to repurchase the new notes at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest, upon a change of control of the Company.

The new notes are guaranteed by substantially all the Company's current and future domestic restricted subsidiaries. The new notes are the Company's and the guarantors' senior unsecured obligations ranking equally with the Company's and the guarantors' existing and future senior unsecured obligations and senior to any future indebtedness that is expressly subordinated to the new notes and the guarantees. The new notes and the guarantees will rank effectively junior in right of payment to the Company's and the guarantors' secured indebtedness (including loans and reimbursement obligations in respect of outstanding letters of credit) under the Company's revolving credit facility and capital lease obligations to the extent of the value of the assets securing such secured indebtedness. The new notes are not guaranteed by the Company's Canadian or other foreign subsidiaries, and the new notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries that are not guarantors of the new notes.

(10) INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2012 was 35.8% and 36.0%, respectively, compared to 33.9% and 35.4% for the same period in 2011.

As of June 30, 2012, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $28.1 million of interest and penalties. As of December 31, 2011, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $26.8 million of interest and penalties.

The Company believes that it is reasonably possible that total unrecognized tax benefits and related reserves will decrease by approximately $63.1 million within the next twelve months as a result of the lapse of the statute of limitations. The $63.1 million (which includes interest and penalties of $27.9 million) is primarily related to a historical Canadian debt restructuring transaction and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.

(11) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net Income	$23,426	$29,156	$55,441	$51,886

Denominator:
Basic shares outstanding	53,308	52,939	53,268	52,869
Dilutive effect of equity-based compensation awards	197	423	229	392
Dilutive shares outstanding	53,505	53,362	53,497	53,261

Basic earnings per share:	$0.44	$0.55	$1.04	$0.98

Diluted earnings per share:	$0.44	$0.55	$1.04	$0.97

For the three- and six-month periods ended June 30, 2012, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the above calculations except for 65 thousand outstanding performance stock awards for which the performance criteria were not attained at that time. For the three- and six-month periods ended June 30, 2011, the above calculations include the dilutive effects of all then outstanding options, restricted stock, and performance awards except for 70 thousand outstanding performance stock awards for which the performance criteria were not attained at that time.

(12) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the six-month period ended June 30, 2012, as well as the related weighted-average grant-date fair values:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	27,760	$57.35	75,267	$63.65
Performance stock awards	400	$54.84	69,119	$67.26
Total awards	28,160		144,386

Certain performance stock awards granted in March 2012 and June 2012 are subject to achieving three performance goals including predetermined revenue, EBITDA and total reportable incident rate targets for a specified period of time as well as service conditions.  As of June 30, 2012, based on year-to-date results of operations, management has not determined that it is probable that the performance targets for the 2012 performance awards will be achieved by December 31, 2013. As a result, the Company recognized no expense during the three and six months ended June 30, 2012 related to the 2012 performance stock awards.

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

At June 30, 2012 and December 31, 2011, the Company had recorded reserves of $30.5 million and $30.3 million, respectively, in the Company’s financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2012 and December 31, 2011, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.7 million more. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2012, the $30.5 million of reserves consisted of (i) $27.1 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $3.4 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of June 30, 2012, the principal legal and administrative proceedings in which the Company was involved were as follows:

Ville Mercier.  In September 2002, the Company acquired the stock of a subsidiary (the “Mercier Subsidiary”) which owns a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec claiming a total of $1.6 million as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies. On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At June 30, 2012 and December 31, 2011, the Company had accrued $13.6 million and $13.3 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

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

Superfund Proceedings

The Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 67 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 67 sites, two involve facilities that are now owned by the Company and 65 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 65 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, seven are currently requiring expenditures on remediation, 13 are now settled, and 15 are not currently requiring expenditures on remediation. The status of one of the facilities now owned by the Company (the BR Facility) and one of the Listed Third Party Sites (the Casmalia site) are further described below. There are also two third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities; one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other third party site as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

Marine Shale Site.  On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company’s acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the “Site Group”) to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At June 30, 2012 and December 31, 2011, the amount of the Company’s reserves relating to the Marine Shale site was $3.9 million and $3.8 million, respectively.

Certain Other Third Party Sites.  At 15 of the 65 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 15 sites for waste disposed prior to the Company’s acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 15 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining 65 third party sites not discussed above. However, the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

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

Federal, State and Provincial Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2012 and December 31, 2011, there were two and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

Other Contingencies

In December 2010, the Company paid $10.5 million to acquire a minority interest in a privately-held company. Subsequent to the purchase of those securities but prior to December 31, 2010, the privately-held company exercised its irrevocable call right for those shares and tendered payment for a total of $10.5 million. The Company is disputing the fair value asserted by the privately-held company and believes that the shares had a fair value on the date of the exercise of the call right greater than the amount tendered. Due to the exercise of the irrevocable call right, the Company did not own those shares of that privately-held company as of December 31, 2010, and accordingly has recorded the $10.5 million in prepaid expenses and other current assets. The potential recovery of any additional amount depends upon several contested factors, and is considered a gain contingency and therefore has not been recorded in the Company’s consolidated financial statements. At June 30, 2012, the Company still had $10.5 million recorded in prepaid expenses and other current assets.

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

The following table reconciles third party revenues to direct revenues for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended June 30, 2012
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$229,502	$62,553	$149,642	$81,091	$330	$523,118
Intersegment revenues, net	7,724	(3,485)	(7,835)	4,118	(522)	—
Direct revenues	$237,226	$59,068	$141,807	$85,209	$(192)	$523,118

	For the Three Months Ended June 30, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$215,747	$59,505	$115,013	$56,673	$297	$447,235
Intersegment revenues, net	6,901	(5,461)	(3,567)	2,591	(464)	—
Direct revenues	$222,648	$54,044	$111,446	$59,264	$(167)	$447,235

	For the Six Months Ended June 30, 2012
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$439,469	$114,363	$309,738	$230,539	$1,031	$1,095,140
Intersegment revenues, net	17,278	(7,778)	(15,371)	6,666	(795)	—
Direct revenues	$456,747	$106,585	$294,367	$237,205	$236	$1,095,140

	For the Six Months Ended June 30, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$411,763	$111,196	$227,895	$131,007	$336	$882,197
Intersegment revenues, net	10,247	(7,618)	(7,046)	5,391	(974)	—
Direct revenues	$422,010	$103,578	$220,849	$136,398	$(638)	$882,197

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, and other income to its segments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Adjusted EBITDA:
Technical Services	$66,717	$63,823	$117,542	$111,502
Field Services	7,588	8,220	9,892	12,209
Industrial Services	34,935	27,401	69,592	51,697
Oil and Gas Field Services	7,810	6,974	46,209	20,686
Corporate Items	(28,349)	(25,191)	(53,586)	(47,276)
Total	$88,701	$81,227	$189,649	$148,818

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,505	$2,407	$4,921	$4,796
Depreciation and amortization	38,663	26,936	75,494	52,396
Income from operations	47,533	51,884	109,234	91,626
Other expense (income)	75	(2,868)	374	(5,767)
Interest expense, net of interest income	10,968	10,642	22,240	17,120
Income before provision for income taxes	$36,490	$44,110	$86,620	$80,273

The following table presents assets by reported segment and in the aggregate (in thousands):

	June 30, 2012	December 31, 2011
Property, plant and equipment, net
Technical Services	$311,447	$308,118
Field Services	34,643	30,296
Industrial Services	284,960	254,469
Oil and Gas Field Services	266,709	267,987
Corporate Items	57,281	43,077
Total property, plant and equipment, net	$955,040	$903,947
Intangible assets:
Technical Services
Goodwill	$45,577	$44,410
Permits and other intangibles, net	80,168	81,605
Total Technical Services	125,745	126,015
Field Services
Goodwill	2,232	2,232
Permits and other intangibles, net	1,127	1,204
Total Field Services	3,359	3,436
Industrial Services
Goodwill	51,976	45,444
Permits and other intangibles, net	24,296	19,701
Total Industrial Services	76,272	65,145
Oil and Gas Field Services
Goodwill	36,177	30,306
Permits and other intangibles, net	33,031	37,134
Total Oil and Gas Field Services	69,208	67,440
Total	$274,584	$262,036

The following table presents the total assets by reported segment (in thousands):

	June 30, 2012	December 31, 2011
Technical Services	$604,781	$604,904
Field Services	43,442	37,850
Industrial Services	394,180	345,202
Oil and Gas Field Services	371,338	429,938
Corporate Items	708,473	667,909
Total	$2,122,214	$2,085,803

The following table presents the total assets by geographical area (in thousands):

	June 30, 2012	December 31, 2011
United States	$1,144,546	$1,119,491
Canada	977,668	961,936
Other foreign	—	4,376
Total	$2,122,214	$2,085,803

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

As of June 30, 2012, the Company had outstanding $520.0 million aggregate principal amount of 7.625% senior secured notes due 2016 issued by the parent company, Clean Harbors, Inc.  The 2016 notes were guaranteed by substantially all of the parent’s subsidiaries organized in the United States. Each guarantor is a wholly-owned subsidiary of the Company and its guarantee was both full and unconditional and joint and several.  The 2016 notes were not guaranteed by the Company’s Canadian or other foreign subsidiaries. There will no impact on this footnote as a result of the issuance of the new notes discussed further in Note 9, "Financing Arrangements." The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at June 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$94,960	$138,482	$63,316	$—	$296,758
Intercompany receivables	324,405	—	122,618	(447,023)	—
Other current assets	26,294	332,701	209,755	—	568,750
Property, plant and equipment, net	—	417,583	537,457	—	955,040
Investments in subsidiaries	1,138,424	473,506	91,751	(1,703,681)	—
Intercompany debt receivable	—	472,279	3,701	(475,980)	—
Other long-term assets	12,328	111,993	177,345	—	301,666
Total assets	$1,596,411	$1,946,544	$1,205,943	$(2,626,684)	$2,122,214
Liabilities and Stockholders’ Equity:
Current liabilities	$18,580	$227,821	$114,920	$—	$361,321
Intercompany payables	—	447,023	—	(447,023)	—
Closure, post-closure and remedial liabilities, net	—	126,245	21,458	—	147,703
Long-term obligations	523,481	—	—	—	523,481
Capital lease obligations, net	—	357	4,125	—	4,482
Intercompany debt payable	3,701	—	472,279	(475,980)	—
Other long-term liabilities	89,749	7,727	26,851	—	124,327
Total liabilities	635,511	809,173	639,633	(923,003)	1,161,314
Stockholders’ equity	960,900	1,137,371	566,310	(1,703,681)	960,900
Total liabilities and stockholders’ equity	$1,596,411	$1,946,544	$1,205,943	$(2,626,684)	$2,122,214

Following is the condensed consolidating balance sheet at December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$91,581	$128,071	$41,071	$—	$260,723
Intercompany receivables	319,444	—	126,823	(446,267)	—
Other current assets	43,687	324,607	262,851	—	631,145
Property, plant and equipment, net	—	392,566	511,381	—	903,947
Investments in subsidiaries	1,064,966	421,648	91,654	(1,578,268)	—
Intercompany debt receivable	—	472,929	3,701	(476,630)	—
Other long-term assets	13,228	111,104	165,656	—	289,988
Total assets	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803
Liabilities and Stockholders’ Equity:
Current liabilities	$15,612	$220,968	$145,162	$—	$381,742
Intercompany payables	—	446,267	—	(446,267)	—
Closure, post-closure and remedial liabilities, net	—	133,773	21,369	—	155,142
Long-term obligations	524,203	—	—	—	524,203
Capital lease obligations, net	—	475	5,900	—	6,375
Intercompany debt payable	3,701	—	472,929	(476,630)	—
Other long-term liabilities	88,403	7,588	21,363	—	117,354
Total liabilities	631,919	809,071	666,723	(922,897)	1,184,816
Stockholders’ equity	900,987	1,041,854	536,414	(1,578,268)	900,987
Total liabilities and stockholders’ equity	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803

Following is the consolidating statement of income for the three months ended June 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$313,742	$214,821	$(5,445)	$523,118
Cost of revenues (exclusive of items shown separately below)	—	210,755	162,313	(5,445)	367,623
Selling, general and administrative expenses	(62)	41,445	25,411	—	66,794
Accretion of environmental liabilities	—	2,184	321	—	2,505
Depreciation and amortization	—	19,154	19,509	—	38,663
Income from operations	62	40,204	7,267	—	47,533
Other (expense) income	—	125	(200)	—	(75)
Interest (expense) income	(10,726)	21	(263)	—	(10,968)
Equity in earnings of subsidiaries	38,461	7,371		(45,832)	—
Intercompany dividend income (expense)	—	—	3,389	(3,389)	—
Intercompany interest income (expense)	—	10,259	(10,259)	—	—
Income before provision for income taxes	27,797	57,980	(66)	(49,221)	36,490
Provision (benefit) for income taxes	4,371	9,920	(1,227)	—	13,064
Net income	23,426	48,060	1,161	(49,221)	23,426
Other comprehensive (loss) income	(17,457)	(17,457)	(7,956)	25,413	(17,457)
Comprehensive income (loss)	$5,969	$30,603	$(6,795)	$(23,808)	$5,969

Following is the consolidating statement of income for the three months ended June 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$263,194	$189,238	$(5,197)	$447,235
Cost of revenues (exclusive of items shown separately below)	—	178,057	134,894	(5,197)	307,754
Selling, general and administrative expenses	8	38,621	19,625	—	58,254
Accretion of environmental liabilities	—	2,090	317	—	2,407
Depreciation and amortization	—	12,693	14,243	—	26,936
Income from operations	(8)	31,733	20,159	—	51,884
Other income	—	394	2,474	—	2,868
Interest (expense) income	(10,630)	5	(17)	—	(10,642)
Equity in earnings of subsidiaries	43,534	24,411	—	(67,945)	—
Intercompany dividend income (expense)	—	—	3,537	(3,537)	—
Intercompany interest income (expense)	—	8,970	(8,970)	—	—
Income before provision for income taxes	32,896	65,513	17,183	(71,482)	44,110
Provision for income taxes	3,740	6,849	4,365	—	14,954
Net income	29,156	58,664	12,818	(71,482)	29,156
Other comprehensive income (loss)	3,126	3,126	90	(3,216)	3,126
Comprehensive income (loss)	$32,282	$61,790	$12,908	$(74,698)	$32,282

Following is the consolidating statement of income for the six months ended June 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$605,279	$500,550	$(10,689)	$1,095,140
Cost of revenues (exclusive of items shown separately below)	—	411,955	366,672	(10,689)	767,938
Selling, general and administrative expenses	18	86,357	51,178	—	137,553
Accretion of environmental liabilities	—	4,280	641	—	4,921
Depreciation and amortization	—	35,790	39,704	—	75,494
Income from operations	(18)	66,897	42,355	—	109,234
Other expense	—	(325)	(49)	—	(374)
Interest (expense) income	(21,432)	(180)	(628)	—	(22,240)
Equity in earnings of subsidiaries	74,926	33,367	—	(108,293)	—
Intercompany dividend income (expense)	10,010	—	6,915	(16,925)	—
Intercompany interest income (expense)	—	20,604	(20,604)	—	—
Income before provision for income taxes	63,486	120,363	27,989	(125,218)	86,620
Provision for income taxes	8,045	15,642	7,492	—	31,179
Net income	55,441	104,721	20,497	(125,218)	55,441
Other comprehensive (loss) income	(2,277)	(2,277)	(1,672)	3,949	(2,277)
Comprehensive income (loss)	$53,164	$102,444	$18,825	$(121,269)	$53,164

Following is the consolidating statement of income for the six months ended June 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$511,561	$382,026	$(11,390)	$882,197
Cost of revenues (exclusive of items shown separately below)	—	353,495	278,226	(11,390)	620,331
Selling, general and administrative expenses	50	74,732	38,266	—	113,048
Accretion of environmental liabilities	—	4,177	619	—	4,796
Depreciation and amortization	—	25,691	26,705	—	52,396
Income from operations	(50)	53,466	38,210	—	91,626
Other income	—	3,730	2,037	—	5,767
Interest (expense) income	(17,306)	173	13	—	(17,120)
Equity in earnings of subsidiaries	76,865	31,712	—	(108,577)	—
Intercompany dividend income (expense)	—	—	6,993	(6,993)	—
Intercompany interest income (expense)	—	17,700	(17,700)	—	—
Income before provision for income taxes	59,509	106,781	29,553	(115,570)	80,273
Provision for income taxes	7,623	13,176	7,588	—	28,387
Net income	51,886	93,605	21,965	(115,570)	51,886
Other comprehensive income (loss)	19,607	19,607	5,795	(25,402)	19,607
Comprehensive income (loss)	$71,493	$113,212	$27,760	$(140,972)	$71,493

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(9,706)	$48,387	$137,093	$175,774
Cash flows from investing activities:
Additions to property, plant and equipment	—	(47,808)	(35,163)	(82,971)
Proceeds from sales of fixed assets	—	3,344	542	3,886
Acquisitions, net of cash acquired	—	(2,276)	(40,763)	(43,039)
Costs to obtain or renew permits	—	(262)	(691)	(953)
Purchase of marketable securities	—	—	(10,517)	(10,517)
Other	—	603	4,517	5,120
Net cash from investing activities	—	(46,399)	(82,075)	(128,474)

Cash flows from financing activities:
Change in uncashed checks	—	(4,167)	(5,329)	(9,496)
Proceeds from exercise of stock options	98	—	—	98
Proceeds from employee stock purchase plan	3,130	—	—	3,130
Remittance of shares, net	(1,216)	—	—	(1,216)
Excess tax benefit of stock-based compensation	1,122	—	—	1,122
Deferred financing costs paid	(21)	—	—	(21)
Payments on capital leases	—	(573)	(3,260)	(3,833)
Distribution of cash earned on employee participation plan	(38)	—	—	(38)
Dividends (paid) / received	10,010	(23,622)	13,612	—
Interest (payments) / received	—	36,785	(36,785)	—
Net cash from financing activities	13,085	8,423	(31,762)	(10,254)
Effect of exchange rate change on cash	—	—	(1,011)	(1,011)
Increase in cash and cash equivalents	3,379	10,411	22,245	36,035
Cash and cash equivalents, beginning of period	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of period	$94,960	$138,482	$63,316	$296,758

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$4,474	$28,763	$42,392	$75,629
Cash flows from investing activities:
Additions to property, plant and equipment	—	(40,991)	(24,469)	(65,460)
Proceeds from sale of fixed assets	—	361	4,530	4,891
Acquisitions, net of cash acquired	—	—	(205,922)	(205,922)
Additions to intangible assets, including costs to obtain or renew permits	—	(298)	(768)	(1,066)
Proceeds from sale of marketable securities	—	—	388	388
Investment in subsidiaries	(173,540)	115,784	57,756	—
Net cash from investing activities	(173,540)	74,856	(168,485)	(267,169)

Cash flows from financing activities:
Change in uncashed checks	—	11,329	2,417	13,746
Proceeds from exercise of stock options	783	—	—	783
Proceeds from employee stock purchase plan	1,556	—	—	1,556
Remittance of shares, net	(1,807)	—	—	(1,807)
Excess tax benefit of stock-based compensation	1,617	—	—	1,617
Deferred financing costs paid	(8,099)	—	—	(8,099)
Payments of capital leases	—	(318)	(2,998)	(3,316)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250	—	—	261,250
Dividends (paid) / received	10,186	(24,306)	14,120	—
Interest (payments) / received	—	24,132	(24,132)	—
Intercompany debt	—	(120,475)	120,475	—
Net cash from financing activities	265,486	(109,638)	109,693	265,541
Effect of exchange rate change on cash	—	—	1,365	1,365
Increase (decrease) in cash and cash equivalents	96,420	(6,019)	(15,035)	75,366
Cash and cash equivalents, beginning of period	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of period	$196,896	$118,563	$62,117	$377,576

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

Overview

During the three months ended June 30, 2012, our revenues were $523.1 million, compared with $447.2 million during the three months ended June 30, 2011.  The year-over-year revenue growth was driven by growth across the majority of our segments.

Our Technical Services revenues accounted for 46% of our total revenues for the three months ended June 30, 2012.  The year-over-year increase in revenues of 7% was primarily due to revenue growth at our incinerators and landfills.  The utilization rate at our incinerators was 90.3% for the three months ended June 30, 2012, compared with 92.2% in the comparable period of 2011, and our landfill volumes increased more than 60% year-over-year.

Our Field Services revenues accounted for 11% of our total revenues for the three months ended June 30, 2012. The year-over-year increase in revenue of 9% resulted primarily from a steady stream of ongoing maintenance and project work in the quarter.

Our Industrial Services revenues accounted for 27% of our total revenues for the three months ended June 30, 2012. The year-over-year increase in revenue of 27% was primarily due to increased activity in the oil sands region of Canada, continued demand for our broad array of specialty services, revenues associated with the acquisitions including Peak Energy Services Ltd. (“Peak”), and high utilization rates at the camps in our lodging business.

Our Oil and Gas Field Services revenues accounted for 16% of our total revenues for the three months ended June 30, 2012. The year-over-year increase of 44% was primarily due to contributions from cross-selling opportunities related to the Peak acquisition and other acquisitions we completed in 2011 and continued investments in U.S. gas and oil production resulting in increased demand for our services.

Our cost of revenues increased from $307.8 million in the second quarter of 2011 to $367.6 million in the second quarter of 2012.  Our cost of revenues increased primarily due to costs associated with our recent acquisitions and because of our increased revenues.  Our gross profit margin was 29.7% for the three months ended June 30, 2012, compared to 31.2% in the same period last year. The year-over-year decrease in gross margin was primarily due to the mix of business and the underutilized assets in our Oil & Gas Field Services segment.

During the three months ended June 30, 2012, our effective tax rate was 35.8%, compared with 33.9% for the same period last year. The increase in the effective tax rate for the three months ended June 30, 2012 was primarily attributable to the recording of the solar tax credit during the second quarter of 2011.

Environmental Liabilities

We have accrued environmental liabilities as of June 30, 2012, of approximately $167.5 million, substantially all of which we assumed as part of our acquisitions of the Chemical Services Division, or “CSD,” of Safety-Kleen Corp. in 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the six months ended June 30, 2012 of $3.1 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general and administrative costs.  During the six months ended June 30, 2012, a benefit of approximately $3.1 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our consolidated financial statements included in Item 1 of this report.

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

	Percentage of Total Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	70.3	68.8	70.1	70.3
Selling, general and administrative expenses	12.8	13.1	12.6	12.8
Accretion of environmental liabilities	0.5	0.5	0.5	0.6
Depreciation and amortization	7.4	6.0	6.9	5.9
Income from operations	9.0	11.6	9.9	10.4
Other (expense) income	—	0.6	—	0.6
Interest expense, net of interest income	(2.1)	(2.4)	(2.0)	(1.9)
Income before provision for income taxes	6.9	9.8	7.9	9.1
Provision for income taxes	2.5	3.3	2.8	3.2
Net Income	4.4%	6.5%	5.1%	5.9%

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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$23,426	$29,156	$55,441	$51,886
Accretion of environmental liabilities	2,505	2,407	4,921	4,796
Depreciation and amortization	38,663	26,936	75,494	52,396
Other expense (income)	75	(2,868)	374	(5,767)
Interest expense, net	10,968	10,642	22,240	17,120
Provision for income taxes	13,064	14,954	31,179	28,387
Adjusted EBITDA	$88,701	$81,227	$189,649	$148,818

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Adjusted EBITDA	$189,649	$148,818
Interest expense, net	(22,240)	(17,120)
Provision for income taxes	(31,179)	(28,387)
Allowance for doubtful accounts	405	402
Amortization of deferred financing costs and debt discount	753	898
Change in environmental liability estimates	(3,095)	(773)
Deferred income taxes	(510)	819
Stock-based compensation	3,616	2,880
Excess tax benefit of stock-based compensation	(1,122)	(1,617)
Income tax benefits related to stock option exercises	1,121	1,617
Eminent domain compensation	—	3,354
Environmental expenditures	(3,787)	(5,564)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	54,117	18,063
Other current assets	15,657	(5,252)
Accounts payable	(16,904)	(33,024)
Other current and long-term liabilities	(10,707)	(9,485)
Net cash from operating activities	$175,774	$75,629

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended June 30, 2012 and 2011 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes made in the first quarter of 2012 in how we manage our business. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended December 31, 2011, Item 8, "Financial Statements and Supplementary Data" and in particular Note 16 "Segment Reporting," included in our Current Report on Form 8-K filed on July 16, 2012 and Item 1, "Unaudited Financial Statements" and in particular Note 14, "Segment Reporting," in this report.

Three months ended June 30, 2012 versus the three months ended June 30, 2011

	Summary of Operations (in thousands)
	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change

Direct Revenues:

Technical Services	$237,226	$222,648	$14,578	6.5%
Field Services	59,068	54,044	5,024	9.3
Industrial Services	141,807	111,446	30,361	27.2
Oil and Gas Field Services	85,209	59,264	25,945	43.8
Corporate Items	(192)	(167)	(25)	15.0
Total	523,118	447,235	75,883	17.0

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	151,785	140,970	10,815	7.7
Field Services	44,244	39,281	4,963	12.6
Industrial Services	99,067	76,960	22,107	28.7
Oil and Gas Field Services	69,205	47,171	22,034	46.7
Corporate Items	3,322	3,372	(50)	(1.5)
Total	367,623	307,754	59,869	19.5

Selling, General & Administrative Expenses:
Technical Services	18,724	17,855	869	4.9
Field Services	7,236	6,543	693	10.6
Industrial Services	7,805	7,085	720	10.2
Oil and Gas Field Services	8,194	5,119	3,075	60.1
Corporate Items	24,835	21,652	3,183	14.7
Total	66,794	58,254	8,540	14.7

Adjusted EBITDA:
Technical Services	66,717	63,823	2,894	4.5
Field Services	7,588	8,220	(632)	(7.7)
Industrial Services	34,935	27,401	7,534	27.5
Oil and Gas Field Services	7,810	6,974	836	12.0
Corporate Items	(28,349)	(25,191)	(3,158)	12.5
Total	$88,701	$81,227	$7,474	9.2%
_______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 6.5%, or $14.6 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to a combination of changes in pricing and product mix ($0.5 million), increases in volumes being processed through our landfills, treatment, storage and disposal facilities, and waste water treatment plants ($12.6 million), a slight increase due to an acquisition in August 2011, and an increase in our base business. The increase in changes in pricing and product mix resulted from pricing gains in the incineration business offset partially by the product mix effect from our waste projects and landfill business. These increases were offset partially by reductions in volumes being processed through our incinerators and solvent recycling facilities ($4.4 million).

Field Services revenues increased 9.3%, or $5.0 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to growth in oil and gas markets associated with recent drilling activity ($3.8 million), an increase in large remedial project business ($2.7 million), and growth in our base business, offset partially by reductions in our large event business ($2.8 million) and our transformer services business ($0.9 million).

Industrial Services revenues increased 27.2%, or $30.4 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to an increase in our lodging business ($28.0 million), growth in the oil sands region of Canada, and an increase in a broad array of our specialty services. These increases resulted partially from revenues associated with our acquisitions in 2011 including Peak in June 2011.

Oil and Gas Field Services revenues increased 43.8%, or $25.9 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($16.7 million) and increased exploration activities partially from revenues associated with an acquisition in July 2011 ($14.4 million), offset partially by a reduction in the energy services business ($6.9 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 7.7%, or $10.8 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to increases in outside disposal and rail costs ($5.0 million), salary and labor expenses ($2.6 million), chemicals and consumables expenses ($1.7 million), turnaround and downtime costs ($1.0 million), vehicle and equipment repair costs ($0.7 million), subcontractor fees ($0.7 million), and materials for reclaim costs ($0.5 million), offset partially by a reduction in fuel expense ($0.8 million).

Field Services cost of revenues increased 12.6%, or $5.0 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to increases in labor and related expenses ($1.6 million) and materials and supplies costs ($1.2 million).

Industrial Services cost of revenues increased 28.7%, or $22.1 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to increased salary and labor expenses ($9.9 million), material and supplies expenses ($8.8 million), catering costs associated with the increased lodging services revenues ($2.7 million), and equipment rental fees ($1.7 million), offset partially by decreases in lease operator expenses due to expired leases ($1.0 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Oil and Gas Field Services cost of revenues increased 46.7%, or $22.0 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to salary and labor expenses ($11.8 million), travel costs ($2.7 million), rent expense ($1.6 million), equipment repair expenses ($1.5 million), materials and supplies costs ($1.1 million), vehicle expenses ($0.9 million), fuel expenses ($0.7 million), insurance costs ($0.6 million), and equipment rental fees ($0.4 million), offset partially by decreases in lease operator expenses due to expired leases ($1.0 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 4.9%, or $0.9 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to increased salaries and commissions and bonus expense offset partially by a year-over-year benefit in environmental changes in estimate.

Field Services selling, general and administrative expenses increased 10.6%, or $0.7 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to increased salaries and commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 10.2%, or $0.7 million, in the three months ended June 30, 2012 from the comparable period in 2011 primarily due to increased salaries, commissions and bonus expense.

Oil and Gas Field Services selling, general and administrative expenses increased 60.1% or $3.1 million for the three months ended June 30, 2012, from the comparable period in 2011. The increase was primarily due to the 2011 acquisitions resulting in increases in salaries, commissions and bonus expense, and travel expense.

Corporate Items selling, general and administrative expenses increased 14.7%, or $3.2 million, for the three months ended June 30, 2012, as compared to the same period in 2011 primarily due to increases in travel costs related primarily to a national sales meeting held in April ($1.6 million), employee benefits costs ($0.6 million), and severance costs ($0.5 million).

Depreciation and Amortization

	Three Months Ended June 30,
	(in thousands)
	2012	2011
Depreciation of fixed assets	$30,913	$21,784
Landfill and other amortization	7,750	5,152
Total depreciation and amortization	$38,663	$26,936

Depreciation and amortization increased 43.5%, or $11.7 million, in the first quarter of 2012 compared to the same period in 2011. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.

Interest Expense, Net

	Three Months Ended June 30,
	(in thousands)
	2012	2011
Interest expense	$11,183	$10,944
Interest income	(215)	(302)
Interest expense, net	$10,968	$10,642

Interest expense, net increased $0.3 million in the second quarter of 2012 compared to the same period in 2011. The increase in interest expense was primarily due to the amendment of our revolving credit facility in May 2011.

Six months ended June 30, 2012 versus the six months ended June 30, 2011

	Summary of Operations (in thousands)
	For the Six Months Ended June 30,
	2012	2011	$ Change	% Change

Direct Revenues:
Technical Services	$456,747	$422,010	$34,737	8.2%
Field Services	106,585	103,578	3,007	2.9
Industrial Services	294,367	220,849	73,518	33.3
Oil and Gas Field Services	237,205	136,398	100,807	73.9
Corporate Items	236	(638)	874	(137.0)
Total	1,095,140	882,197	212,943	24.1

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	298,734	275,153	23,581	8.6
Field Services	82,689	79,390	3,299	4.2
Industrial Services	208,466	154,420	54,046	35.0
Oil and Gas Field Services	173,059	105,990	67,069	63.3
Corporate Items	4,990	5,378	(388)	(7.2)
Total	767,938	620,331	147,607	23.8

Selling, General & Administrative Expenses:
Technical Services	40,471	35,355	5,116	14.5
Field Services	14,004	11,979	2,025	16.9
Industrial Services	16,309	14,732	1,577	10.7
Oil and Gas Field Services	17,937	9,722	8,215	84.5
Corporate Items	48,832	41,260	7,572	18.4
Total	137,553	113,048	24,505	21.7

Adjusted EBITDA:
Technical Services	117,542	111,502	6,040	5.4
Field Services	9,892	12,209	(2,317)	(19.0)
Industrial Services	69,592	51,697	17,895	34.6
Oil and Gas Field Services	46,209	20,686	25,523	123.4
Corporate Items	(53,586)	(47,276)	(6,310)	13.3
Total	$189,649	$148,818	$40,831	27.4%
_______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 8.2%, or $34.7 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to a combination of changes in pricing and product mix ($3.3 million), increases in volumes being processed through our landfills, treatment, storage and disposal facilities, and waste water treatment plants ($23.6 million), a slight increase due to an acquisition in August 2011, and an increase in our base business. These increases were offset partially by reductions in volumes being processed through our incinerators and solvent recycling facilities ($5.4 million).

Field Services revenues increased 2.9%, or $3.0 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to growth in oil and gas markets associated with recent drilling activity ($5.5 million), an increase in our large remedial project business ($4.2 million) and growth in our base business offset partially by reductions in our large event business ($7.4 million) and our transformer services business ($2.5 million).

Industrial Services revenues increased 33.3%, or $73.5 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to an increase in our lodging business ($66.2 million), growth in the oil sands region of Canada, and an increase in a broad array of our specialty services. These increases resulted partially from revenues associated with our acquisitions in 2011 including Peak in June 2011.

Oil and Gas Field Services revenues increased 73.9%, or $100.8 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($41.3 million) and increased exploration activities partially from revenues associated with an acquisition in July 2011($49.0 million), offset partially by a reduction in the energy services business ($4.8 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 8.6%, or $23.6 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to increases in salary and labor expenses ($6.3 million), outside disposal and rail costs ($4.7 million), chemicals and consumables expenses ($3.2 million), materials for reclaim costs ($2.8 million), vehicle and equipment repair costs ($2.0 million), subcontractor fees ($1.3 million), and turnaround and downtime costs ($0.7 million), offset partially by a reductions in outside transportation costs ($2.0 million) and utilities costs ($1.0 million).

Field Services cost of revenues increased 4.2%, or $3.3 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to increases in labor and related expenses ($3.2 million) and equipment rental fees ($1.0 million), chemicals and consumables costs ($0.9 million), and materials and supplies costs ($0.6 million), offset partially by reductions in subcontractor fees ($2.0 million) and materials for reclaim costs ($1.1 million).

Industrial Services cost of revenues increased 35.0%, or $54.0 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to increased salary and labor expenses ($23.7 million), material and supplies expenses ($21.8 million), catering costs associated with the increased lodging services revenues ($4.2 million), equipment rental fees ($3.9 million), subcontractor fees ($2.7 million), and vehicle expenses ($1.0 million), offset partially by decreases in lease operator expenses due to expired leases ($2.5 million) and royalty fees ($1.1 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

Oil and Gas Field Services cost of revenues increased 63.3%, or $67.1 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to salary and labor expenses ($31.9 million), subcontractor fees ($8.3 million), travel costs ($4.5 million), equipment repair expenses ($3.9 million), vehicle expenses ($3.7 million), rent expense ($3.5 million), equipment rental fees ($3.1 million), materials and supplies costs ($3.1 million), fuel expenses ($1.6 million), and insurance costs ($1.3 million), offset partially by decreases in lease operator expenses due to expired leases ($1.3 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 14.5%, or $5.1 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to increased salaries and commissions and bonus expense offset partially by a year-over-year benefit in environmental changes in estimate.

Field Services selling, general and administrative expenses increased 16.9%, or $2.0 million, in the six months ended

June 30, 2012 from the comparable period in 2011 primarily due to increased salaries and commissions and bonus expense.

Industrial Services selling, general and administrative expenses increased 10.7%, or $1.6 million, in the six months ended June 30, 2012 from the comparable period in 2011 primarily due to increased salaries, commissions and bonus expense.

Oil and Gas Field Services selling, general and administrative expenses increased 84.5%, or $8.2 million, for the six months ended June 30, 2012, from the comparable period in 2011. The increase was primarily due to the 2011 acquisitions resulting in increases in salaries, commissions and bonus expense, and travel expense.

Corporate Items selling, general and administrative expenses increased 18.4%, or $7.6 million, for the six months ended June 30, 2012, as compared to the same period in 2011 primarily due to increases in salaries and bonuses ($2.3 million), travel costs related primarily to a national sales meeting held in April ($1.7 million), professional fees ($1.3 million), and stock-based compensation costs ($0.8 million), offset partially by a year-over-year benefit in environmental changes in estimate ($0.7 million).

Depreciation and Amortization

	Six Months Ended June 30,
	(in thousands)
	2012	2011
Depreciation of fixed assets	$60,711	$41,954
Landfill and other amortization	14,783	10,442
Total depreciation and amortization	$75,494	$52,396

Depreciation and amortization increased 44.1%, or 23.1 million, in the first six months of 2012 compared to the same period in 2011. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.

Interest Expense, Net

	Six Months Ended June 30,
	(in thousands)
	2012	2011
Interest expense	$22,642	$17,666
Interest income	(402)	(546)
Interest expense, net	$22,240	$17,120

Interest expense, net increased $5.1 million in the first six months of 2012 compared to the same period in 2011. The increase in interest expense was primarily due to the issuance of $250.0 million in senior secured notes in March 2011 and the amendment of our revolving credit facility in May 2011.

Income Taxes

Our effective tax rate for the three and six months ended June 30, 2012 was 35.8% and 36.0%, compared to 33.9% and 35.4% for the same periods in 2011. The increase in the effective tax rate for the three and six months ended June 30, 2012 was primarily attributable to the recording of the solar tax credit during the second quarter of 2011.

Income tax expense for the three months ended June 30, 2012 decreased $1.9 million to $13.1 million from $15.0 million for the comparable period in 2011. Income tax expense for the six months ended June 30, 2012 increased $2.8 million to $31.2 million from $28.4 million for the comparable period in 2011.The decreased tax expense for the three months ended June 30, 2012 was primarily attributable to our decreased revenue and profits as compared to the same period last year. The increased tax expense for the six months ended June 30, 2012 was primarily attributable to our increased revenue and profits as compared to the same period last year and the recording of the solar tax credit during the second quarter of 2011.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2012 and December 31, 2011, we had a remaining valuation allowance of $12.0 and $11.5 million, respectively. The allowance as of June 30, 2012 consisted of $10.2 million of foreign tax credits, $1.3 million of state and federal net operating loss carryforwards and $0.5 million of foreign net operating loss carryforwards. The allowance as of December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits and related reserves as of June 30, 2012 and December 31, 2011, included accrued interest and penalties of $28.1 million and $26.8 million, respectively.  Tax expense for each of the three months ended June 30, 2012 and 2011 included interest and penalties of $0.7 million and $0.9 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the six months ended June 30, 2012, cash and cash equivalents increased $36.0 million primarily related to cash flow from operations, offset partially by the February 2012 semi-annual interest payment on our $520.0 million of then outstanding 2016 notes, the payment in March 2012 for bonuses and commissions earned throughout 2011 and acquisition payments.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions.  We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.

At June 30, 2012, cash and cash equivalents totaled $296.8 million, compared to $260.7 million at December 31, 2011. At June 30, 2012, cash and cash equivalents held by foreign subsidiaries totaled $63.3 million and were readily convertible into other foreign currencies including U.S. dollars. At June 30, 2012, the cash and cash equivalent balances for our U.S. operations were $233.4 million. Our U.S. operations had net operating cash outflows from operations of $38.7 million for the six months ended June 30, 2012. Additionally, we have available a $250.0 million revolving credit facility of which $163.5 million was available to borrow at June 30, 2012. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.

We had accrued environmental liabilities as of June 30, 2012 of approximately $167.5 million, substantially all of which we assumed in connection with our acquisitions of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

Cash Flows for the six months ended June 30, 2012

Cash from operating activities in the first six months of 2012 was $175.8 million, an increase of 132.4%, or $100.1 million, compared with cash from operating activities in the first six months of 2011. The change was primarily the result of a net decrease in working capital items.

Cash used for investing activities in the first six months of 2012 was $128.5 million, a decrease of 51.9% or $138.7 million, compared with cash used for investing activities in the first six months of 2011.  The change was due primarily from lower year-over-year costs associated with acquisitions offset partially by increases in additions to property, plant and equipment.

Cash used for financing activities in the first six months of 2012 was $10.3 million, compared with cash from financing activities of $265.5 million in the first six months of 2011. The change was primarily the result of the issuance of $250.0 million aggregate principal amount of 7.625% senior secured notes on March 24, 2011.

Cash Flows for the six months ended June 30, 2011

Cash from operating activities in the first six months of 2011 was $75.6 million, compared with cash used for operating activities of $97.3 million in the first six months of 2010. The change was primarily the result of a net reduction in certain working capital items and a decrease in income from operations.
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

Financing Arrangements

The financing arrangements and principal terms of the $520.0 million aggregate principal amount of our 7.625% senior secured notes due 2016 (the "2016 notes") which were outstanding at June 30, 2012 and our $250.0 million revolving credit facility are discussed further in Note 9, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

On July 13, 2012, we redeemed $30.0 million principal amount of the $520.0 million aggregate principal amount of our 2016 notes which were outstanding on June 30, 2012 in accordance with the terms of the 2016 notes. On July 16, 2012, we commenced a tender offer to purchase any and all of the $490.0 million aggregate principal amount of the 2016 notes which remained outstanding following such partial redemption. On July 30, 2012, we purchased the $339.1 million principal amount of 2016 notes which had been tendered on or prior to 5:00 p.m., New York City time, on July 27, 2012, and called for redemption on August 15, 2012 the $150.9 million principal amount of 2016 notes which had not by then been tendered. We financed that purchase and call for redemption of 2016 notes through a private placement of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020 (the “new notes”) which we also completed on July 30, 2012. We intend to use the approximately $262.8 million of remaining net proceeds from such private placement of the new notes to finance potential future acquisitions and for general corporate purposes. See further detail discussed in Note 9, "Financing Arrangements," to our consolidated financial statements included in Item 1 of this report.

As of June 30, 2012, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 10, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of June 30, 2012, $36.2 million of unrecognized tax benefits and related reserves and $28.1 million of potential interest and penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we might make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of June 30, 2012, our long-term investments included $4.3 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of June 30, 2012, we have recorded an unrealized pre-tax loss of $0.4 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at June 30, 2012 (in thousands):

	Six Months Remaining
Scheduled Maturity Dates	2012	2013	2014	2015	2016	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$520,000	$—	$520,000
Capital lease obligations	4,078	4,146	2,237	343			10,804
	$4,078	$4,146	$2,237	$343	$520,000	$—	$530,804
Weighted average interest rate on fixed rate borrowings	7.6%	7.6%	7.6%	7.6%	7.6%	—%

In addition to the fixed rate borrowings described in the above table, we had at June 30, 2012 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $250.0 million (with a $215.0 million sub-limit for letters of credit). Subsequent to June 30, 2012, changes made to the Company's above noted outstanding senior secured notes are discussed in Note 9, "Financing Arrangements," to our consolidated financial statements included in Item 1 of this report.

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2012, the Canadian subsidiaries transacted approximately 2.3% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $1.3 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, $4.3 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A—Risk Factors

During the three months ended June 30, 2012, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds—None.

Item 3—Defaults Upon Senior Securities—None.

Item 4—Mine Safety Disclosures—None.

Item 5—Other Information

Subsequent to the issuance of the Company's Form 10-Q for the period ended March 31, 2012, management identified a disclosure error in Note 15, ''Guarantor and Non-Guarantor Subsidiaries Financial Information.'' The previously disclosed guarantor information did not provide the details of comprehensive income by guarantor for the periods ended March 31, 2012 and 2011. While the Form 10-Q for the period ended March 31, 2012, was not materially misstated, the Company will provide the guarantor comprehensive income disclosure within its Form 10-Q for the period ended March 31, 2013. For the period ended March 31, 2012, the other comprehensive income and comprehensive income was $15.2 million and $47.2 million, respectively, for Clean Harbors, Inc., $15.2 million and $71.8 million, respectively, for the U.S. Guarantors, and $6.3 million and $25.6 million, respectively, for the Foreign Non-Guarantors. For the period ended March 31, 2011, the other comprehensive income and comprehensive income was $16.5 million and $39.2 million, respectively, for Clean Harbors, Inc., $16.5 million and $51.4 million, respectively, for the U.S. Guarantors and $5.7 million and $14.9 million, respectively, for the Foreign Non-Guarantors.

Item 6—Exhibits

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Date:	August 9, 2012

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman and Chief Financial Officer

Date:	August 9, 2012