Form 10-Q
period 2012-09-30
CLEAN HARBORS INC
filed 2012-11-09
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number 001-34223
_______________________
CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2997780
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

42 Longwater Drive, Norwell, MA	02061-9149
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	53,426,174
(Class)	(Outstanding as of November 5, 2012)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Current assets:
Cash and cash equivalents	$523,614	$260,723
Marketable securities	11,113	111
Accounts receivable, net of allowances aggregating $11,103 and $12,683, respectively	399,362	449,553
Unbilled accounts receivable	34,401	29,385
Deferred costs	6,995	5,903
Prepaid expenses and other current assets	53,252	73,349
Supplies inventories	63,934	56,242
Deferred tax assets	16,617	16,602
Total current assets	1,109,288	891,868
Property, plant and equipment:
Land	37,735	37,185
Asset retirement costs (non-landfill)	2,565	2,529
Landfill assets	69,544	58,466
Buildings and improvements	196,612	189,445
Camp equipment	136,797	110,242
Vehicles	281,690	231,980
Equipment	806,177	729,154
Furniture and fixtures	3,993	3,759
Construction in progress	51,466	24,522
	1,586,579	1,387,282
Less—accumulated depreciation and amortization	583,165	483,335
Total property, plant and equipment, net	1,003,414	903,947
Other assets:
Long-term investments	4,326	4,245
Deferred financing costs	12,530	13,607
Goodwill	157,724	122,392
Permits and other intangibles, net	151,810	139,644
Other	10,311	10,100
Total other assets	336,701	289,988
Total assets	$2,449,403	$2,085,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Current liabilities:
Current portion of capital lease obligations	$5,937	$8,310
Accounts payable	174,327	178,084
Deferred revenue	29,060	32,297
Accrued expenses	136,687	147,992
Current portion of closure, post-closure and remedial liabilities	19,552	15,059
Total current liabilities	365,563	381,742
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,921 and $3,885, respectively	29,712	30,996
Remedial liabilities, less current portion of $12,631 and $11,174, respectively	117,981	124,146
Long-term obligations	800,000	524,203
Capital lease obligations, less current portion	3,477	6,375
Unrecognized tax benefits and other long-term liabilities	125,915	117,354
Total other liabilities	1,077,085	803,074

Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 53,386,280 and 53,182,859 shares, respectively	534	532
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	508,182	497,919
Accumulated other comprehensive income	59,056	31,353
Accumulated earnings	439,452	371,652
Total stockholders’ equity	1,006,755	900,987
Total liabilities and stockholders’ equity	$2,449,403	$2,085,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$533,806	$556,053	$1,628,946	$1,438,250
Cost of revenues (exclusive of items shown separately below)	372,940	386,518	1,140,878	1,006,849
Selling, general and administrative expenses	60,339	65,704	197,892	178,752
Accretion of environmental liabilities	2,488	2,435	7,409	7,231
Depreciation and amortization	41,300	34,604	116,794	87,000
Income from operations	56,739	66,792	165,973	158,418
Other (expense) income	(91)	164	(465)	5,931
Loss on early extinguishment of debt	(26,385)	—	(26,385)	—
Interest expense, net of interest income of $221 and $623 for the quarter and year-to-date ended 2012 and $153 and $700 for the quarter and year-to-date ended 2011, respectively	(11,596)	(10,927)	(33,836)	(28,047)
Income before provision for income taxes	18,667	56,029	105,287	136,302
Provision for income taxes	6,308	18,896	37,487	47,283
Net income	$12,359	$37,133	$67,800	$89,019

Earnings per share:
Basic	$0.23	$0.70	$1.27	$1.68
Diluted	$0.23	$0.70	$1.27	$1.67

Weighted average common shares outstanding - basic	53,374	53,023	53,303	52,921
Weighted average common shares outstanding - diluted	53,565	53,370	53,519	53,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$12,359	$37,133	$67,800	$89,019
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities (net of taxes of $146 and $63 for the quarter and year-to-date 2012 and $33 and $211 for the quarter and year-to-date 2011, respectively)	894	(14)	310	(805)
Foreign currency translation adjustments	29,086	(58,130)	27,393	(37,732)
Other comprehensive income (loss)	29,980	(58,144)	27,703	(38,537)
Comprehensive income (loss)	$42,339	$(21,011)	$95,503	$50,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$67,800	$89,019
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	116,794	87,000
Allowance for doubtful accounts	809	623
Amortization of deferred financing costs and debt discount	1,173	1,230
Accretion of environmental liabilities	7,409	7,231
Changes in environmental liability estimates	(3,553)	(2,467)
Deferred income taxes	(494)	(197)
Stock-based compensation	5,235	5,329
Excess tax benefit of stock-based compensation	(1,786)	(1,949)
Income tax benefit related to stock option exercises	1,776	1,949
Other expense (income)	465	(2,577)
Write-off deferred financing costs and debt premium	5,341	—
Environmental expenditures	(7,833)	(8,551)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	59,881	(32,670)
Other current assets	5,130	(14,113)
Accounts payable	(18,969)	30,241
Other current and long-term liabilities	(6,486)	(8,762)
Net cash from operating activities	232,692	151,336
Cash flows from investing activities:
Additions to property, plant and equipment	(130,326)	(113,644)
Proceeds from sales of fixed assets	4,190	5,925
Acquisitions, net of cash acquired	(92,475)	(336,960)
Additions to intangible assets, including costs to obtain or renew permits	(2,409)	(2,356)
Purchase of marketable securities	(10,517)	—
Proceeds from sales of marketable securities	—	425
Other	5,120	—
Proceeds from sale of long-term investments	—	1,000
Net cash used in investing activities	(226,417)	(445,610)
Cash flows from financing activities:
Change in uncashed checks	(13,955)	(2,580)
Proceeds from exercise of stock options	231	1,089
Remittance of shares, net	(1,604)	(1,897)
Proceeds from employee stock purchase plan	4,627	2,451
Deferred financing costs paid	(9,638)	(8,442)
Payments on capital leases	(5,303)	(5,775)
Principal payment on debt	(520,000)	—
Distribution of cash earned on employee participation plan	(55)	(189)
Excess tax benefit of stock-based compensation	1,786	1,949
Issuance of senior unsecured notes, at par	800,000	—
Issuance of senior secured notes, including premium	—	261,250
Net cash from financing activities	256,089	247,856
Effect of exchange rate change on cash	527	1,367
Increase (decrease) in cash and cash equivalents	262,891	(45,051)
Cash and cash equivalents, beginning of period	260,723	302,210
Cash and cash equivalents, end of period	$523,614	$257,159

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$41,176	$30,169
Income taxes paid	5,578	35,085
Non-cash investing and financing activities:
Property, plant and equipment accrued	$31,978	$20,288
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Income
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2012	53,183	$532	$(469)	$497,919	$31,353	$371,652	$900,987
Net income	—	—	—	—	—	67,800	67,800
Other comprehensive income	—	—	—	—	27,703	—	27,703
Stock-based compensation	91	—	—	5,235	—	—	5,235
Issuance of restricted shares, net of shares remitted	(24)	—	—	(1,604)	—	—	(1,604)
Exercise of stock options	39	2	—	229	—	—	231
Net tax benefit on exercise of stock options	97	—	—	1,776	—	—	1,776
Employee stock purchase plan	—	—	—	4,627	—	—	4,627
Balance at September 30, 2012	53,386	$534	$(469)	$508,182	$59,056	$439,452	$1,006,755

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

During the three months ended March 31, 2012, the Company re-assigned certain departments among its segments to support management reporting changes. Accordingly, the Company re-allocated shared departmental costs among its segments. The Company has recast the prior year segment information to conform to the current year presentation. See Note 14, “Segment Reporting.”

(2) RECENT ACCOUNTING PRONOUNCEMENTS

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

(3) BUSINESS COMBINATIONS

Acquisitions during 2012

The Company acquired during the second quarter of 2012 all of the outstanding stock of a privately owned Canadian company which provides workforce accommodations, camp catering and fresh food services and during the third quarter of 2012 certain assets of a privately owned U.S. company that is engaged in the business of materials handling services that includes a variety of support equipment to provide customers with a sole source for any dredging and dewatering project. The combined purchase price for these acquisitions were approximately $83.7 million, including the assumption and payment of debt of $7.7 million, and post-closing adjustments of $3.9 million based upon the assumed target amounts of working capital. Management has determined the preliminary purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. Such amounts are subject to adjustment based on the additional information necessary to determine fair values. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value.

The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition dates. Final determination of the fair value may result in further adjustments to the values presented below (in thousands).

At Acquisition Dates (As reported at September 30, 2012)
Current assets (i)	$13,964
Property, plant and equipment	35,882
Customer relationships and other intangibles	17,690
Current liabilities	(4,022)
Other liabilities	(3,388)
Total identifiable net assets	60,126
Goodwill (ii)	23,574
Total	$83,700
_______________________

(i)	The preliminary fair value of the financial assets acquired includes customer receivables with an aggregate fair value of $7.3 million. Combined gross amounts due were $7.5 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price attributed to expected operating and cross selling synergies. The goodwill has been assigned to the Industrial Services segment and will not be deductible for tax purposes.

Acquisition related costs included in selling, general and administrative expenses in the Company's consolidated statements of income for the three and nine months ended September 30, 2012 were immaterial.

The following unaudited pro forma combined summary data presents information as if the 2012 acquisitions had been acquired at the beginning of 2011 and assumes that there were no material, non-recurring pro forma adjustments directly attributable to the acquisitions. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company and those two acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Pro forma combined revenues	$534,770	$568,427	$1,666,377	$1,477,304
Pro forma combined net income	$12,465	$38,616	$73,799	$93,524

Acquisitions during the third quarter of 2011

During the three months ended September 30, 2011, the Company acquired (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $142.1 million, including the assumption and payment of debt of $25.2 million, and post-closing adjustments of $4.5 million based upon the assumed target amounts of working capital.

During the three months ended September 30, 2012, the Company finalized the purchase accounting of the identified acquired assets and liabilities, including the completion of the intangible assets, current liabilities and remedial liability valuations. The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands).

	At Acquisition Dates (As reported at June 30, 2012)	Measurement Period Adjustments	At Acquisition Dates (As Adjusted)
Current assets (i)	$41,491	$60	$41,551
Property, plant and equipment	62,969	—	62,969
Customer relationships and other intangibles	23,371	—	23,371
Other assets	1,671	—	1,671
Current liabilities	(23,403)	255	(23,148)
Asset retirement obligations and remedial liabilities	(200)	—	(200)
Other liabilities	(2,419)	—	(2,419)
Total identifiable net assets	103,480	315	103,795
Goodwill (ii)	38,654	(315)	38,339
Total	$142,134	$—	$142,134
_______________________

(i)	The fair value of the financial assets acquired includes customer receivables with an aggregate fair value of $21.4 million. Combined gross amounts due were $22.1 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $13.3 million, $11.1 million and $13.9 million has been assigned to the Oil and Gas Field Services segment, the Technical Services segment, and the Industrial Services segment, respectively, and will not be deductible for tax purposes.

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

At June 10, 2011 (As adjusted)
Current assets (i)	$45,222
Property, plant and equipment	151,574
Identifiable intangible assets	12,337
Other assets	8,009
Current liabilities	(28,785)
Asset retirement obligations	(103)
Other liabilities	(11,341)
Total identifiable net assets	176,913
Goodwill (ii)	28,220
Total	$205,133
_______________________

(i)	The fair value of the financial assets acquired includes customer receivables with a fair value of $33.3 million. The gross amount due was $34.7 million.

(ii)
Goodwill, which is attributable to expected operating and cross-selling synergies, will not be deductible for tax purposes. Goodwill of $12.9 million and $15.3 million has been recorded in the Oil and Gas Field Services and Industrial Services segments, respectively.

(4) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities and long-term debt. The estimated fair value of cash equivalents, receivables, trade payables and accrued liabilities approximate their carrying value due to the short maturity of these instruments. The carrying value of the cash equivalents and accrued liabilities is Level 2 in the fair value hierarchy. The fair value of the Company’s senior notes at September 30, 2012 was $820.9 million is based on available market data and at December 31, 2011 was $538.5 million is based on quoted market prices. The senior unsecured notes fair value is Level 2 in the fair value hierarchy.

As of September 30, 2012 and December 31, 2011, the Company's assets measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Auction rate securities	$—	$—	$4,326	$4,326
Marketable securities	$11,113	$—	$—	$11,113

December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Auction rate securities	$—	$—	$4,245	$4,245
Marketable securities	$111	$—	$—	$111

The fair value of marketable securities is recorded based on quoted market prices and changes in fair value were included in accumulated other comprehensive income. During the nine months ended September 30, 2012 and 2011, the Company recorded an unrealized pre-tax gain of $0.1 million and an unrealized pre-tax loss of $0.2 million, respectively, on its auction rate securities, which was included in accumulated other comprehensive income.

The auction rate securities are classified as available for sale and the fair value of these securities as of September 30, 2012 was estimated utilizing a probability discounted cash flow analysis. As of September 30, 2012, all of the Company's auction rate securities continue to have AAA underlying ratings. The Company attributes the $0.4 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity.

The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$4,326	$5,311	$4,245	$5,437
Sale of auction rate securities	—	(1,000)	—	(1,000)
Unrealized gains (losses) included in other comprehensive income	—	(72)	81	(198)
Balance at September 30,	$4,326	$4,239	$4,326	$4,239

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes to goodwill for the nine months ended September 30, 2012 were as follows (in thousands):

2012
Balance at January 1, 2012	$122,392
Acquired from acquisitions	27,449
Increase from adjustments related to the acquisitions during the measurement period	5,037
Currency translation	2,846
Balance at September 30, 2012	$157,724

The Company evaluates goodwill for impairment on an annual basis at the reporting unit level on the last day of each fiscal year and more frequently if events occur or circumstances change which suggests that the goodwill should be evaluated. The Company performed its annual impairment tests using an income approach. As of September 30, 2012, the Company assessed the performance of its Oil and Gas Field Services reporting unit due to its lower than anticipated financial results and concluded the fair value of the reporting unit more likely than not exceeds the carrying value. The Company will continue to assess this reporting unit's performance.

Below is a summary of amortizable other intangible assets (in thousands):

	September 30, 2012				December 31, 2011
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$114,910	$48,907	$66,003	17.8	$106,939	$45,629	$61,310	17.9
Customer relationships	98,613	25,113	73,500	7.0	83,721	17,650	66,071	7.9
Other intangible assets	23,764	11,457	12,307	3.5	21,528	9,265	12,263	5.3
	$237,287	$85,477	$151,810	8.9	$212,188	$72,544	$139,644	10.0

The aggregate amortization expense for the three and nine months ended September 30, 2012 was $4.4 million and $11.8 million, respectively. The aggregate amortization expense for the three and nine months ended September 30, 2011 was $3.2 million and $8.7 million, respectively.

The increase in customer relationships and other intangible assets was primarily attributed to the recent acquisitions. Amounts are provisional and subject to change upon completion of final valuations. The total amounts for the recent acquisitions assigned to customer relationships and other intangible assets are $12.8 million and $0.6 million, respectively, and the weighted amortization period for customer relationships and other intangible assets are 7.6 years and 2.8 years, respectively.

Below is the expected future amortization for the net carrying amount of finite lived intangible assets at September 30, 2012 (in thousands):

Years Ending December 31,	Expected Amortization
2012 (three months)	$4,146
2013	15,485
2014	15,007
2015	14,150
2016	13,478
Thereafter	83,749
$146,015

(6) ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Insurance	$22,602	$21,712
Interest	7,605	15,434
Accrued disposal costs	1,796	2,455
Accrued compensation and benefits	41,885	56,029
Income, real estate, sales and other taxes	24,568	14,863
Other	38,231	37,499
	$136,687	$147,992

(7) CLOSURE AND POST-CLOSURE LIABILITIES

The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the nine months ended September 30, 2012 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2012	$25,764	$9,117	$34,881
New asset retirement obligations	2,292	—	2,292
Accretion	2,145	810	2,955
Changes in estimates recorded to statement of income	490	446	936
Other changes in estimates recorded to balance sheet	(2,058)	15	(2,043)
Expenditures	(1,995)	(565)	(2,560)
Currency translation and other	120	52	172
Balance at September 30, 2012	$26,758	$9,875	$36,633

All of the landfill facilities included in the above were active as of September 30, 2012. New asset retirement obligations incurred in the period January through July 2012 were discounted at the credit-adjusted risk-free rate of 8.56%. Subsequent to the Company's $800.0 million senior unsecured notes offering which was completed on July 30, 2012, the Company recalculated its credit-adjusted risk-free rate. Beginning in August 2012, new asset retirement obligations will be discounted at the rate of 6.66%. The Company has used a consistent inflation rate of 1.02% throughout the 2012 year.

(8) REMEDIAL LIABILITIES

The changes to remedial liabilities for the nine months ended September 30, 2012 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2012	$5,600	$78,449	$51,271	$135,320
Accretion	206	2,585	1,663	4,454
Changes in estimates recorded to statement of income	(50)	(846)	(3,593)	(4,489)
Expenditures	(65)	(3,488)	(1,720)	(5,273)
Currency translation and other	99	4	497	600
Balance at September 30, 2012	$5,790	$76,704	$48,118	$130,612

(9) FINANCING ARRANGEMENTS

The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2012	December 31, 2011

Senior secured notes, at 7.625%, due August 15, 2016	$—	$520,000
Senior unsecured notes, at 5.25%, due August 1, 2020	800,000	—
Revolving credit facility, due May 31, 2016	—	—
Unamortized notes premium and discount, net	—	4,203
Long-term obligations	$800,000	$524,203

At September 30, 2012, the revolving credit facility had no outstanding loans, $163.4 million available to borrow and $86.6 million of letters of credit outstanding. There have been no changes to the revolving credit facility since December 31, 2011.

On July 13, 2012, the Company redeemed $30.0 million principal amount of the $520.0 million aggregate principal amount of the Company's 7.625% senior secured notes (“2016 Notes”) in accordance with the terms of the 2016 Notes. On July 16, 2012, the Company commenced a tender offer to purchase any and all of the $490.0 million aggregate principal amount of the then outstanding 2016 Notes following such partial redemption. On July 30, 2012, the Company purchased the $339.1 million principal amount of the 2016 Notes which had been tendered by July 27, 2012, and called for redemption on August 15, 2012 the $150.9 million principal amount of the 2016 Notes which had not been tendered. The Company financed that purchase and call for redemption of the 2016 Notes through a private placement of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020 (“New Notes”) which the Company also completed on July 30, 2012. The Company intends to use the $262.8 million of remaining net proceeds from such private placement of the New Notes to finance potential future acquisitions and for general corporate purposes. The Company is conducting an exchange offer for the unregistered New Notes originally issued for New Notes the Company registered under the Securities Act of 1933, as amended, pursuant to a registration statement which became effective in October 2012.

In connection with the tender offer and redemption of the 2016 Notes described above, the Company recorded an aggregate $26.4 million loss on early extinguishment of debt, which consisted of $21.1 million of purchase, consent and redemption fees and non-cash expenses of $5.3 million, of which $8.8 million related to unamortized financing costs offset partially by $3.5 million of unamortized net premium.

The principal terms of the New Notes are as follows:

The New Notes mature on August 1, 2020 and bear interest at a rate of 5.25% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on August 1 and February 1 of each year, commencing on February 1, 2013.  The Company may redeem some or all of the New Notes at any time on or after August 1, 2016 upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on August 1 of the year set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

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

The New Notes and the related indenture contain various customary covenants and are guaranteed by substantially all the Company's current and future domestic restricted subsidiaries. The New Notes are the Company's and the guarantors' senior unsecured obligations ranking equally with the Company's and the guarantors' existing and future senior unsecured obligations and senior to any future indebtedness that is expressly subordinated to the New Notes and the guarantees. The New Notes and the guarantees rank effectively junior in right of payment to the Company's and the guarantors' secured indebtedness (including loans and reimbursement obligations in respect of outstanding letters of credit) under the Company's revolving credit facility and capital lease obligations to the extent of the value of the assets securing such secured indebtedness. The New Notes are not guaranteed by the Company's Canadian or other foreign subsidiaries, and the new notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries that are not guarantors of the New Notes.

The financing arrangements and principal terms of the 2016 Notes and the revolving credit facility are discussed further in the Company’s Current Report on Form 8-K dated July 16, 2012.

(10) INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 33.8% and 35.6%, respectively, compared to 33.7% and 34.7% for the same period in 2011.

As of September 30, 2012, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $28.8 million of interest and penalties. As of December 31, 2011, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $26.8 million of interest and penalties.

The Company believes that it is reasonably possible that total unrecognized tax benefits and related reserves will decrease by approximately $63.8 million within the next twelve months as a result of the lapse of the statute of limitations. The $63.8 million (which includes interest and penalties of $28.6 million) is primarily related to a historical Canadian debt restructuring transaction and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.

(11) EARNINGS PER SHARE

The Company computed basic earnings per share, or EPS, for the three and nine months ended September 30, 2012 using the weighted average number of shares outstanding during the periods. For the three and nine months ended September 30, 2012, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations below except for 66,000 outstanding performance stock awards for which the performance criteria were not attained at that time. For the three and nine months ended September 30, 2011, the EPS calculations below include the dilutive effects of all then outstanding options, restricted stock, and performance awards except for 73,000 outstanding performance stock awards for which the performance criteria were not attained at that time.

The following is a reconciliation of basic and diluted earnings per share computations (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net Income	$12,359	$37,133	$67,800	$89,019

Denominator:
Basic shares outstanding	53,374	53,023	53,303	52,921
Dilutive effect of equity-based compensation awards	191	347	216	377
Dilutive shares outstanding	53,565	53,370	53,519	53,298

Basic earnings per share:	$0.23	$0.70	$1.27	$1.68

Diluted earnings per share:	$0.23	$0.70	$1.27	$1.67

(12) STOCK-BASED COMPENSATION

The following table summarizes the total number and type of awards granted during the three and nine months ended September 30, 2012, as well as the related weighted-average grant-date fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	33,494	$53.41	108,761	$60.49
Performance stock awards	1,392	$53.41	70,511	$66.98
Total awards	34,886		179,272

Certain performance stock awards granted in March 2012, June 2012 and September 2012 are subject to achieving three performance goals including predetermined revenue, EBITDA and total reportable incident rate targets for a specified period of time as well as service conditions.  As of September 30, 2012, based on year-to-date results of operations, management has not determined that it is probable that the performance targets for the 2012 performance awards will be achieved by December 31, 2013. As a result, the Company recognized no expense during the three and nine months ended September 30, 2012 related to the 2012 performance stock awards.

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

At September 30, 2012 and December 31, 2011, the Company had recorded reserves of $30.2 million and $30.3 million, respectively, in the Company’s financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2012 and December 31, 2011, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.7 million more. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2012, the $30.2 million of reserves consisted of (i) $27.4 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $2.8 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of September 30, 2012, the principal legal and administrative proceedings in which the Company was involved were as follows:

Ville Mercier.  In September 2002, the Company acquired the stock of a subsidiary (the “Mercier Subsidiary”) which owns a hazardous waste incinerator in Ville Mercier, Quebec (the “Mercier Facility”). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec claiming a total of $1.6 million as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Quebec Government also sued the Mercier Subsidiary to recover approximately $17.4 million (CDN) of alleged past costs for constructing and operating a treatment system and providing alternative drinking water supplies. On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At September 30, 2012 and December 31, 2011, the Company had accrued $14.2 million and $13.3 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.

Deer Trail, Colorado Facility.  Since April 5, 2006, the Company has been involved in various legal proceedings which have arisen as a result of the issuance by the Colorado Department of Public Health and Environment (“CDPHE”) of a radioactive materials license (“RAD License”) to a Company subsidiary, Clean Harbors Deer Trail, LLC (“CHDT”) to accept certain low level radioactive materials known as “NORM/TENORM” wastes for disposal. Adams County, the county where the CHDT facility is located, filed two suits against the CDPHE in Colorado effectively seeking to invalidate the license. On December 16, 2011, the parties to the lawsuits described above reached an Agreement in Principle (“AIP”) to resolve all outstanding disputes. The AIP required additional approvals by County and State authorities before a final settlement and dismissal of the lawsuits can be finalized, and the approvals were obtained in November 2012.

Superfund Proceedings

The Company has been notified that either the Company or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 68 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 68 sites, two involve facilities that are now owned by the Company and 66 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.

The Company’s potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the “Listed Third Party Sites”) of the 66 third party sites arose out of the Company’s 2002 acquisition of substantially all of the assets (the “CSD assets”) of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, seven are currently requiring expenditures on remediation, 13 are now settled, and 15 are not currently requiring expenditures on remediation. The status of one of the facilities now owned by the Company

(the BR Facility) and one of the Listed Third Party Sites (the Casmalia site) are further described below. There are also two third party sites at which the Company has been named a PRP as a result of its acquisition of the CSD assets but disputes that it has any cleanup or related liabilities; one such site (the Marine Shale site) is described below. The Company views any liabilities associated with the Marine Shale site and the other third party site as excluded liabilities under the terms of the CSD asset acquisition, but the Company is working with the EPA on a potential settlement. In addition to the CSD related Superfund sites, there are certain of the other third party sites which are not related to the Company’s acquisition of the CSD assets, and certain notifications which the Company has received about other third party sites.

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

Marine Shale Site.  On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company’s acquisition of the CSD assets and the Company was never a customer of Marine Shale. Although the Company believes that it is not liable (either directly or under any indemnification obligation) for cleanup costs at the Marine Shale site, the Company elected to join with other parties which had been notified that are potentially PRPs in connection with Marine Shale site to form a group (the “Site Group”) to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At September 30, 2012 and December 31, 2011, the amount of the Company’s reserves relating to the Marine Shale site was $4 million and $3.8 million, respectively.

Certain Other Third Party Sites.  At 15 of the 66 third party sites, the Company has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc. and the prior owner. The agreement indemnifies the Company with respect to any liability at the 15 sites for waste disposed prior to the Company’s acquisition of the sites. Accordingly, Waste Management is paying all costs of defending those subsidiaries in those 15 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for these sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. The Company does not have an indemnity agreement with respect to any of the other remaining 66 third party sites not discussed above. However, the Company believes that its additional potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.

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

Federal, State and Provincial Enforcement Actions

From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2012 and December 31, 2011, there were three and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

Other Contingencies

In December 2010, the Company paid $10.5 million to acquire a minority interest in Safety-Kleen, Inc. ("Safety-Kleen"). Subsequent to the purchase of those securities but prior to December 31, 2010, Safety-Kleen exercised its irrevocable call right for those shares and tendered payment for a total of $10.5 million. The Company is disputing the fair value attributable to the minority interest by the privately-held company and has recorded the $10.5 million in prepaid expenses and other current assets. The potential recovery of any additional amount depends upon several contested factors, and is considered a gain contingency and therefore has not been recorded in the Company’s consolidated financial statements. Subsequent to September 30, 2012, the Company has stayed the litigation pending the completion of the Company's proposed acquisition of Safety-Kleen.

(14) SEGMENT REPORTING

During the quarter ended March 31, 2012, the Company re-assigned certain departments among its segments to support management reporting changes. Accordingly, the Company re-allocated shared departmental costs among its segments. The Company has recast the prior year segment information to conform to the current year presentation.

The Company’s operations are managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded is other expense (income) and loss on early extinguishment of debt as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.

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

The following table reconciles third party revenues to direct revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed.

	For the Three Months Ended September 30, 2012
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$236,605	$60,194	$149,120	$87,619	$268	$533,806
Intersegment revenues, net	5,501	(2,531)	(4,599)	2,296	(667)	—
Direct revenues	$242,106	$57,663	$144,521	$89,915	$(399)	$533,806

	For the Three Months Ended September 30, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$221,424	$105,181	$123,639	$105,546	$263	$556,053
Intersegment revenues, net	6,934	(5,661)	(171)	(532)	(570)	—
Direct revenues	$228,358	$99,520	$123,468	$105,014	$(307)	$556,053

	For the Nine Months Ended September 30, 2012
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$676,074	$174,557	$458,858	$318,158	$1,299	$1,628,946
Intersegment revenues, net	22,779	(10,309)	(19,970)	8,962	(1,462)	—
Direct revenues	$698,853	$164,248	$438,888	$327,120	$(163)	$1,628,946

	For the Nine Months Ended September 30, 2011
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$633,187	$216,377	$351,534	$236,553	$599	$1,438,250
Intersegment revenues, net	17,181	(13,279)	(7,217)	4,859	(1,544)	—
Direct revenues	$650,368	$203,098	$344,317	$241,412	$(945)	$1,438,250

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other expense (income), and loss on early extinguishment of debt to its segments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Adjusted EBITDA:
Technical Services	$67,332	$62,531	$184,874	$174,033
Field Services	5,707	19,318	15,599	31,527
Industrial Services	37,860	25,933	107,452	77,630
Oil and Gas Field Services	14,752	25,062	60,961	45,748
Corporate Items	(25,124)	(29,013)	(78,710)	(76,289)
Total	$100,527	$103,831	$290,176	$252,649

Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	$2,488	$2,435	$7,409	$7,231
Depreciation and amortization	41,300	34,604	116,794	87,000
Income from operations	56,739	66,792	165,973	158,418
Other expense (income)	91	(164)	465	(5,931)
Loss on early extinguishment of debt	26,385	—	26,385	—
Interest expense, net of interest income	11,596	10,927	33,836	28,047
Income before provision for income taxes	$18,667	$56,029	$105,287	$136,302

The following table presents assets by reported segment and in the aggregate (in thousands):

	September 30, 2012	December 31, 2011
Property, plant and equipment, net
Technical Services	$323,159	$308,118
Field Services	35,323	30,296
Industrial Services	301,748	254,469
Oil and Gas Field Services	278,245	267,987
Corporate Items	64,939	43,077
Total property, plant and equipment, net	$1,003,414	$903,947
Intangible assets:
Technical Services
Goodwill	$45,473	$44,410
Permits and other intangibles, net	79,615	81,605
Total Technical Services	125,088	126,015
Field Services
Goodwill	2,232	2,232
Permits and other intangibles, net	3,140	1,204
Total Field Services	5,372	3,436
Industrial Services
Goodwill	69,870	45,444
Permits and other intangibles, net	34,537	19,701
Total Industrial Services	104,407	65,145
Oil and Gas Field Services
Goodwill	40,149	30,306
Permits and other intangibles, net	34,518	37,134
Total Oil and Gas Field Services	74,667	67,440
Total	$309,534	$262,036

The following table presents the total assets by reported segment (in thousands):

	September 30, 2012	December 31, 2011
Technical Services	$619,868	$604,904
Field Services	47,001	37,850
Industrial Services	445,048	345,202
Oil and Gas Field Services	377,938	429,938
Corporate Items	959,548	667,909
Total	$2,449,403	$2,085,803

The following table presents the total assets by geographical area (in thousands):

	September 30, 2012	December 31, 2011
United States	$1,427,861	$1,119,491
Canada	1,021,542	961,936
Other foreign	—	4,376
Total	$2,449,403	$2,085,803

(15) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

The New Notes are and the 2016 Notes were guaranteed by substantially all of the Company's subsidiaries organized in the United States. Each guarantor for the New Notes and the 2016 Notes is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.  The New Notes are and the 2016 Notes were not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.

Following is the condensed consolidating balance sheet at September 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$327,020	$114,602	$81,992	$—	$523,614
Intercompany receivables	328,608	—	115,876	(444,484)	—
Other current assets	26,065	342,516	217,093	—	585,674
Property, plant and equipment, net	—	449,338	554,076	—	1,003,414
Investments in subsidiaries	1,218,442	502,375	91,751	(1,812,568)	—
Intercompany debt receivable	—	485,539	3,701	(489,240)	—
Other long-term assets	12,735	141,232	182,734	—	336,701
Total assets	$1,912,870	$2,035,602	$1,247,223	$(2,746,292)	$2,449,403
Liabilities and Stockholders’ Equity:
Current liabilities	$11,976	$234,742	$118,845	$—	$365,563
Intercompany payables	—	444,484	—	(444,484)	—
Closure, post-closure and remedial liabilities, net	—	124,481	23,212	—	147,693
Long-term obligations	800,000	—	—	—	800,000
Capital lease obligations, net	—	289	3,188	—	3,477
Intercompany debt payable	3,701	—	485,539	(489,240)	—
Other long-term liabilities	90,438	7,798	27,679	—	125,915
Total liabilities	906,115	811,794	658,463	(933,724)	1,442,648
Stockholders’ equity	1,006,755	1,223,808	588,760	(1,812,568)	1,006,755
Total liabilities and stockholders’ equity	$1,912,870	$2,035,602	$1,247,223	$(2,746,292)	$2,449,403

Following is the condensed consolidating balance sheet at December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$91,581	$128,071	$41,071	$—	$260,723
Intercompany receivables	319,444	—	126,823	(446,267)	—
Other current assets	43,687	324,607	262,851	—	631,145
Property, plant and equipment, net	—	392,566	511,381	—	903,947
Investments in subsidiaries	1,064,966	421,648	91,654	(1,578,268)	—
Intercompany debt receivable	—	472,929	3,701	(476,630)	—
Other long-term assets	13,228	111,104	165,656	—	289,988
Total assets	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803
Liabilities and Stockholders’ Equity:
Current liabilities	$15,612	$220,968	$145,162	$—	$381,742
Intercompany payables	—	446,267	—	(446,267)	—
Closure, post-closure and remedial liabilities, net	—	133,773	21,369	—	155,142
Long-term obligations	524,203	—	—	—	524,203
Capital lease obligations, net	—	475	5,900	—	6,375
Intercompany debt payable	3,701	—	472,929	(476,630)	—
Other long-term liabilities	88,403	7,588	21,363	—	117,354
Total liabilities	631,919	809,071	666,723	(922,897)	1,184,816
Stockholders’ equity	900,987	1,041,854	536,414	(1,578,268)	900,987
Total liabilities and stockholders’ equity	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803

Following is the consolidating statement of income (loss) for the three months ended September 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$314,822	$223,982	$(4,998)	$533,806
Cost of revenues (exclusive of items shown separately below)	—	218,697	159,241	(4,998)	372,940
Selling, general and administrative expenses	9	35,810	24,520	—	60,339
Accretion of environmental liabilities	—	2,150	338	—	2,488
Depreciation and amortization	—	20,778	20,522	—	41,300
Income from operations	(9)	37,387	19,361	—	56,739
Other expense	—	(8)	(83)	—	(91)
Loss on early extinguishment of debt	(26,385)	—	—		(26,385)
Interest (expense) income	(11,247)	180	(529)	—	(11,596)
Equity in earnings of subsidiaries	50,039	15,869	—	(65,908)	—
Intercompany dividend income (expense)	—	—	3,439	(3,439)	—
Intercompany interest income (expense)	—	10,290	(10,290)	—	—
Income before provision for income taxes	12,398	63,718	11,898	(69,347)	18,667
Provision for income taxes	39	3,831	2,438	—	6,308
Net income	12,359	59,887	9,460	(69,347)	12,359
Other comprehensive income (loss)	29,980	29,980	13,042	(43,022)	29,980
Comprehensive income (loss)	$42,339	$89,867	$22,502	$(112,369)	$42,339

Following is the consolidating statement of income (loss) for the three months ended September 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$327,093	$237,589	$(8,629)	$556,053
Cost of revenues (exclusive of items shown separately below)	—	229,272	165,875	(8,629)	386,518
Selling, general and administrative expenses	27	39,889	25,788	—	65,704
Accretion of environmental liabilities	—	2,120	315	—	2,435
Depreciation and amortization	—	16,069	18,535	—	34,604
Income from operations	(27)	39,743	27,076	—	66,792
Other income	—	51	113	—	164
Interest expense	(10,739)	(10)	(178)	—	(10,927)
Equity in earnings of subsidiaries	52,408	18,548	—	(70,956)	—
Intercompany dividend income (expense)	—	—	3,491	(3,491)	—
Intercompany interest income (expense)	—	6,759	(6,759)	—	—
Income before provision for income taxes	41,642	65,091	23,743	(74,447)	56,029
Provision for income taxes	4,509	8,335	6,052	—	18,896
Net income	37,133	56,756	17,691	(74,447)	37,133
Other comprehensive (loss) income	(58,144)	(58,144)	(20,839)	78,983	(58,144)
Comprehensive (loss) income	$(21,011)	$(1,388)	$(3,148)	$4,536	$(21,011)

Following is the consolidating statement of income for the nine months ended September 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$920,101	$724,532	$(15,687)	$1,628,946
Cost of revenues (exclusive of items shown separately below)	—	630,652	525,913	(15,687)	1,140,878
Selling, general and administrative expenses	27	122,167	75,698	—	197,892
Accretion of environmental liabilities	—	6,430	979	—	7,409
Depreciation and amortization	—	56,568	60,226	—	116,794
Income from operations	(27)	104,284	61,716	—	165,973
Other expense	—	(333)	(132)	—	(465)
Loss on early extinguishment of debt	(26,385)	—	—	—	(26,385)
Interest (expense) income	(32,679)	—	(1,157)	—	(33,836)
Equity in earnings of subsidiaries	124,965	49,236	—	(174,201)	—
Intercompany dividend income (expense)	10,010	—	10,354	(20,364)	—
Intercompany interest income (expense)	—	30,894	(30,894)	—	—
Income before provision for income taxes	75,884	184,081	39,887	(194,565)	105,287
Provision for income taxes	8,084	19,473	9,930	—	37,487
Net income	67,800	164,608	29,957	(194,565)	67,800
Other comprehensive income (loss)	27,703	27,703	11,370	(39,073)	27,703
Comprehensive income (loss)	$95,503	$192,311	$41,327	$(233,638)	$95,503

Following is the consolidating statement of income for the nine months ended September 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues	$—	$838,654	$619,615	$(20,019)	$1,438,250
Cost of revenues (exclusive of items shown separately below)	—	582,767	444,101	(20,019)	1,006,849
Selling, general and administrative expenses	77	114,621	64,054	—	178,752
Accretion of environmental liabilities	—	6,297	934	—	7,231
Depreciation and amortization	—	41,760	45,240	—	87,000
Income from operations	(77)	93,209	65,286	—	158,418
Other income	—	3,781	2,150	—	5,931
Interest (expense) income	(28,045)	163	(165)	—	(28,047)
Equity in earnings of subsidiaries	129,273	50,260	—	(179,533)	—
Intercompany dividend income (expense)	—	—	10,484	(10,484)	—
Intercompany interest income (expense)	—	24,459	(24,459)	—	—
Income before provision for income taxes	101,151	171,872	53,296	(190,017)	136,302
Provision for income taxes	12,132	21,511	13,640	—	47,283
Net income	89,019	150,361	39,656	(190,017)	89,019
Other comprehensive (loss) income	(38,537)	(38,537)	(15,044)	53,581	(38,537)
Comprehensive income (loss)	$50,482	$111,824	$24,612	$(136,436)	$50,482

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(49,918)	$98,497	$184,113	$232,692
Cash flows from investing activities:
Additions to property, plant and equipment	—	(75,664)	(54,662)	(130,326)
Proceeds from sales of fixed assets	—	3,411	779	4,190
Acquisitions, net of cash acquired	—	(51,424)	(41,051)	(92,475)
Costs to obtain or renew permits	—	(625)	(1,784)	(2,409)
Purchase of marketable securities	—	—	(10,517)	(10,517)
Other	—	603	4,517	5,120
Net cash from investing activities	—	(123,699)	(102,718)	(226,417)

Cash flows from financing activities:
Change in uncashed checks	—	(7,771)	(6,184)	(13,955)
Proceeds from exercise of stock options	231	—	—	231
Proceeds from employee stock purchase plan	4,627	—	—	4,627
Remittance of shares, net	(1,604)	—	—	(1,604)
Excess tax benefit of stock-based compensation	1,786	—	—	1,786
Deferred financing costs paid	(9,638)	—	—	(9,638)
Payments on capital leases	—	(781)	(4,522)	(5,303)
Principal payment on debt	(520,000)	—	—	(520,000)
Issuance of senior unsecured notes	800,000	—	—	800,000
Distribution of cash earned on employee participation plan	(55)	—	—	(55)
Dividends (paid) / received	10,010	(23,669)	13,659	—
Interest (payments) / received	—	43,954	(43,954)	—
Net cash from financing activities	285,357	11,733	(41,001)	256,089
Effect of exchange rate change on cash	—	—	527	527
Increase in cash and cash equivalents	235,439	(13,469)	40,921	262,891
Cash and cash equivalents, beginning of period	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of period	$327,020	$114,602	$81,992	$523,614

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(16,908)	$77,653	$90,591	$151,336
Cash flows from investing activities:
Additions to property, plant and equipment	—	(75,274)	(38,370)	(113,644)
Proceeds from sale of fixed assets	—	545	5,380	5,925
Acquisitions, net of cash acquired	—	(50,166)	(286,794)	(336,960)
Costs to obtain or renew permits	—	(486)	(1,870)	(2,356)
Proceeds from sale of marketable securities	—	—	425	425
Proceeds from sale of long term investments	—	1,000	—	1,000
Investment in subsidiaries	(258,597)	178,884	79,713	—
Net cash from investing activities	(258,597)	54,503	(241,516)	(445,610)

Cash flows from financing activities:
Change in uncashed checks	—	(1,363)	(1,217)	(2,580)
Proceeds from exercise of stock options	1,089	—	—	1,089
Proceeds from employee stock purchase plan	2,451	—	—	2,451
Remittance of shares, net	(1,897)	—	—	(1,897)
Excess tax benefit of stock-based compensation	1,949	—	—	1,949
Deferred financing costs paid	(8,442)	—	—	(8,442)
Payments of capital leases	—	(532)	(5,243)	(5,775)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250	—	—	261,250
Dividends (paid) / received	10,186	(24,306)	14,120	—
Interest (payments) / received	—	35,088	(35,088)	—
Intercompany debt	—	(120,475)	120,475	—
Net cash from financing activities	266,586	(111,588)	92,858	247,856
Effect of exchange rate change on cash	—	—	1,367	1,367
Increase (decrease) in cash and cash equivalents	(8,919)	20,568	(56,700)	(45,051)
Cash and cash equivalents, beginning of period	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of period	$91,557	$145,150	$20,452	$257,159

(16) SUBSEQUENT EVENT
On October 26, 2012, the Company signed an agreement and plan of merger (the "Merger Agreement") which provides that, subject to the terms and conditions contained in the Merger Agreement, the Company will acquire 100% jof Safety-Kleen, a Delaware corporation headquartered in Richardson, Texas. Safety-Kleen is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services. Safety-Kleen services commercial and industrial customers in the U.S., Canada and Puerto Rico. The proposed addition of Safety-Kleen aligns with the Company's acquisition strategy of increasing density in its existing markets and establishing leadership positions in new markets.
Under the terms of the Merger Agreement, the Company will pay to Safety-Kleen shareholders cash consideration in an amount equal to $1.25 billion plus the amount of cash and cash equivalents held by Safety-Kleen on the closing date less the amount of debt held by Safety-Kleen on the closing date, plus or minus, as applicable, the amount by which Safety-Kleen's working capital (excluding cash) on the closing date exceeds or is less than $50 million.

The Merger Agreement is not subject to a financing contingency. The Company has received a backup financing commitment from Goldman Sachs Bank USA, but is considering other financing options, which may include a combination of existing cash, debt and equity. The acquisition is subject to approval by regulators and the Safety-Kleen shareholders, as well as other customary closing conditions, and is expected to be completed by the end of 2012. The Merger Agreement is subject to termination by either the Company or Safety-Kleen under certain circumstances.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

General

We are a leading provider of environmental, energy and industrial services throughout North America.  We serve over 60,000 customers, including a majority of Fortune 500 companies, thousands of smaller private entities and numerous federal, state, provincial and local governmental agencies. We have more than 200 locations, including over 50 waste management facilities, throughout North America in 38 U.S. states, seven Canadian provinces, Mexico and Puerto Rico.

During the three months ended March 31, 2012, we re-assigned certain departments among the segments to support management reporting changes. Accordingly, we re-allocated shared departmental costs among our segments. We have recast the prior year segment information to conform to the current year presentation.

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

Acquisitions

The Company acquired during the second quarter of 2012 all of the outstanding stock of a privately owned Canadian company which provides workforce accommodations, camp catering and fresh food services to the remote industries of natural resources and during the third quarter of 2012 certain assets of a privately owned U.S. company that is engaged in the business of materials handling services that includes a variety of support equipment to provide customers with a sole source for any dredging and dewatering project. The combined purchase price for these acquisitions were approximately $83.7 million, including the assumption and payment of debt of $7.7 million, and post-closing adjustments of $3.9 million based upon the assumed target amounts of working capital.

Additionally, on October 26, 2012, the Company signed the Merger Agreement which provides that, subject to the terms and conditions contained in the Merger Agreement, the Company will acquire 100% of Safety-Kleen, Inc. ("Safety-Kleen"), a

Delaware corporation headquartered in Richardson, Texas. Safety-Kleen is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services. Safety-Kleen services commercial and industrial customers in the U.S., Canada and Puerto Rico. The proposed addition of Safety-Kleen aligns with the Company's acquisition strategy of increasing density in its existing markets and establishing leadership positions in new markets.
Under the terms of the Merger Agreement, the Company will pay to Safety-Kleen shareholders cash consideration in an amount equal to $1.25 billion plus the amount of cash and cash equivalents held by Safety-Kleen on the closing date less the amount of debt held by Safety-Kleen on the closing date, plus or minus, as applicable, the amount by which Safety-Kleen's working capital (excluding cash) on the closing date exceeds or is less than $50 million.
The Merger Agreement is not subject to a financing contingency. The Company has received a backup financing commitment from Goldman Sachs Bank USA, but is considering other financing options, which may include a combination of existing cash, debt and equity. The acquisition is subject to approval by regulators and the Safety-Kleen shareholders, as well as other customary closing conditions, and is expected to be completed by the end of 2012. The Merger Agreement is subject to termination by either the Company or Safety-Kleen under certain circumstances.

Summary of Operations

 During the three months ended September 30, 2012, our revenues were $533.8 million, compared with $556.1 million during the three months ended September 30, 2011. Although our Technical Services and Industrial Services segments experienced revenue growth during the three months ended September 30, 2012, the year-over-year revenue decrease was driven primarily due to decreases in the level of emergency response work within our Field Service segment as well as decreases in our
Oil and Gas Field Service segment.

Our Technical Services revenues accounted for 45% of our total revenues for the three months ended September 30, 2012.  The year-over-year increase in revenues of 6% was primarily due to increases in volumes being processed through our incinerators, landfills, treatment, storage and disposal facilities, and waster water treatment plants.  The utilization rate at our incinerators was 91.3% for the three months ended September 30, 2012, compared with 89.0% in the comparable period of 2011, and an increase in our landfill volumes.

Our Field Services revenues accounted for 11% of our total revenues for the three months ended September 30, 2012. The year-over-year decrease in revenue of 42% resulted primarily from a decreased level of emergency response work during the three months ended September 30, 2012. During the three months ended September 30, 2011, Field Services performed emergency response work to the Yellowstone River oil spill in Montana which accounted for $41.5 million of our third party revenues.

Our Industrial Services revenues accounted for 27% of our total revenues for the three months ended September 30, 2012. The year-over-year increase in revenue of 17% was primarily due to an increase in our lodging business, particularly our fixed lodging locations, growth in the oil sands region of Canada an increase in a broad array of our specialty services and a higher level of turnaround work year-over-year.

Our Oil and Gas Field Services revenues accounted for 17% of our total revenues for the three months ended September 30, 2012. The year-over-year decrease of 14% was primarily due to a reduction in fluids handling and surface rental activity, decreased exploration activities and a reduction in the energy services business.

Our cost of revenues decreased from $386.5 million during the three months ended September 30, 2011 to $372.9 million during the three months ended September 30, 2012.  Our cost of revenues decreased primarily due to the lack of emergency response work in 2012.  Our gross profit margin was 30.1% for the three months ended September 30, 2012, compared to 30.5% in the same period last year. The year-over-year decrease in gross margin was primarily due to decreased gross margin in our Oil and Gas Field Services segment.

During the three months ended September 30, 2012, our effective tax rate was 33.8%, compared with 33.7% for the same period last year.

Environmental Liabilities

We have accrued environmental liabilities as of September 30, 2012, of approximately $167.2 million, substantially all of which we assumed as part of acquisitions.  We anticipate such liabilities will be payable over many years and that cash flows generated from operations will be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated.

We realized a net benefit in the nine months ended September 30, 2012 of $3.6 million related to changes in our environmental liability estimates. Changes in environmental liability estimates include changes in landfill retirement liability estimates, which are recorded in cost of revenues, and changes in non-landfill retirement and remedial liability estimates, which are recorded in selling, general and administrative costs.  During the nine months ended September 30, 2012, a charge of approximately $0.5 million was recorded in cost of revenues and a benefit of approximately $4.1 million was recorded in selling, general and administrative expenses. See further detail discussed in Note 7, “Closure and Post-Closure Liabilities,” and Note 8, “Remedial Liabilities,” to our consolidated financial statements included in Item 1 of this report.

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

	Percentage of Total Revenues
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	69.9	69.5	70.0	70.0
Selling, general and administrative expenses	11.3	11.8	12.1	12.4
Accretion of environmental liabilities	0.5	0.4	0.5	0.5
Depreciation and amortization	7.7	6.2	7.2	6.0
Income from operations	10.6	12.1	10.2	11.1
Other (expense) income	—	—	—	0.4
Loss on early extinguishment of debt	(4.9)	—	(1.6)	—
Interest expense, net of interest income	(2.2)	(2.0)	(2.1)	(2.0)
Income before provision for income taxes	3.5	10.1	6.5	9.5
Provision for income taxes	1.2	3.4	2.3	3.3
Net Income	2.3%	6.7%	4.2%	6.2%

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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$12,359	$37,133	$67,800	$89,019
Accretion of environmental liabilities	2,488	2,435	7,409	7,231
Depreciation and amortization	41,300	34,604	116,794	87,000
Other expense (income)	91	(164)	465	(5,931)
Loss on early extinguishment of debt	26,385	—	26,385	—
Interest expense, net	11,596	10,927	33,836	28,047
Provision for income taxes	6,308	18,896	37,487	47,283
Adjusted EBITDA	$100,527	$103,831	$290,176	$252,649

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Nine Months Ended
	September 30,
	2012	2011
Adjusted EBITDA	$290,176	$252,649
Interest expense, net	(33,836)	(28,047)
Provision for income taxes	(37,487)	(47,283)
Allowance for doubtful accounts	809	623
Amortization of deferred financing costs and debt discount	1,173	1,230
Change in environmental liability estimates	(3,553)	(2,467)
Deferred income taxes	(494)	(197)
Stock-based compensation	5,235	5,329
Excess tax benefit of stock-based compensation	(1,786)	(1,949)
Income tax benefits related to stock option exercises	1,776	1,949
Eminent domain compensation	—	3,354
Prepayment penalty on early extinguishment of debt	(21,044)	—
Environmental expenditures	(7,833)	(8,551)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	59,881	(32,670)
Other current assets	5,130	(14,113)
Accounts payable	(18,969)	30,241
Other current and long-term liabilities	(6,486)	(8,762)
Net cash from operating activities	$232,692	$151,336

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarizes Adjusted EBITDA contribution by operating segment for the three months ended September 30, 2012 and 2011 (in thousands). We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment Adjusted EBITDA contribution. Amounts presented have been recast to reflect the changes made to our segment presentation as a result of the changes made in the first quarter of 2012 in how we manage our business. This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended December 31, 2011, Item 8, "Financial Statements and Supplementary Data" and in particular Note 14, "Segment Reporting," included in our Current Report on Form 8-K filed on July 16, 2012 and Item 1, "Unaudited Financial Statements" and in particular Note 14, "Segment Reporting," in this report.

Three months ended September 30, 2012 versus the three months ended September 30, 2011

	Summary of Operations (in thousands)
	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change

Direct Revenues:

Technical Services	$242,106	$228,358	$13,748	6.0%
Field Services	57,663	99,520	(41,857)	(42.1)
Industrial Services	144,521	123,468	21,053	17.1
Oil and Gas Field Services	89,915	105,014	(15,099)	(14.4)
Corporate Items	(399)	(307)	(92)	30.0
Total	533,806	556,053	(22,247)	(4.0)

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	158,508	147,282	11,226	7.6
Field Services	46,158	74,248	(28,090)	(37.8)
Industrial Services	98,760	89,410	9,350	10.5
Oil and Gas Field Services	67,888	72,204	(4,316)	(6.0)
Corporate Items	1,626	3,374	(1,748)	(51.8)
Total	372,940	386,518	(13,578)	(3.5)

Selling, General & Administrative Expenses:
Technical Services	16,266	18,545	(2,279)	(12.3)
Field Services	5,798	5,954	(156)	(2.6)
Industrial Services	7,901	8,125	(224)	(2.8)
Oil and Gas Field Services	7,275	7,748	(473)	(6.1)
Corporate Items	23,099	25,332	(2,233)	(8.8)
Total	60,339	65,704	(5,365)	(8.2)

Adjusted EBITDA:
Technical Services	67,332	62,531	4,801	7.7
Field Services	5,707	19,318	(13,611)	(70.5)
Industrial Services	37,860	25,933	11,927	46.0
Oil and Gas Field Services	14,752	25,062	(10,310)	(41.1)
Corporate Items	(25,124)	(29,013)	3,889	(13.4)
Total	$100,527	$103,831	$(3,304)	(3.2)%
_______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 6.0%, or $13.7 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to increases in volumes being processed through our incinerators, landfills, treatment, storage and disposal facilities, and waste water treatment plants. The utilization rate at our incinerators was 91.3% for the three months ended September 30, 2012, compared with 89.0% in the comparable period of 2011, and our landfill volumes increased due to several large scale projects and Bakken Oil Fields related activity.

Field Services revenues decreased 42.1%, or $41.9 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to the decreased level of emergency response work. During the three months ended September 30, 2011, Field Services performed emergency response work to the Yellowstone River oil spill in Montana which accounted for $41.5 million of our third party revenues.

Industrial Services revenues increased 17.1%, or $21.1 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to an increase in our lodging business, particularly our fixed lodging locations ($11.9 million), growth in the oil sands region of Canada, an increase in a broad array of our specialty services, and a higher level of turnaround work year-over-year. These increases resulted partially from revenues associated with our acquisitions in 2012 and 2011, including Peak in June 2011.

Oil and Gas Field Services revenues decreased 14.4%, or $15.1 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to a reduction in fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($7.9 million), decreased exploration activities ($5.9 million), and a reduction in the energy services business ($4.6 million). During the three months ended June 30, 2012, we began repositioning some of our solids control assets and rental equipment as a result of the shift earlier this year by many energy producers away from some dry gas wells toward liquid gas and oil plays.

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 7.6%, or $11.2 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to increases in outside transportation ($3.3 million), materials for reclaim ($3.2 million), salary and labor expenses ($2.0 million), outside disposal and rail costs ($1.1 million).

Field Services cost of revenues decreased 37.8%, or $28.1 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to decreases in the level of emergency response work including the Yellowstone River oil spill in Montana during the three months ended September 30, 2011 ($28.1 million).

Industrial Services cost of revenues increased 10.5%, or $9.4 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to increased salary and labor expenses associated with acquisitions during 2012 and 2011.

Oil and Gas Field Services cost of revenues decreased 6.0%, or $4.3 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to costs related to a reduction in fluids handling and surface rentals activity, decreased exploration activities and a reduction in the energy services business.

 We believe that our ability to manage operating costs is important in our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology, continued modifications and upgrades at our facilities and implementation of strategic sourcing initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through a strategic sourcing initiative. No assurance can be given that our efforts to reduce future operating expenses will be successful.

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses decreased 12.3%, or $2.3 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to decreased incentive compensation and environmental changes in estimate.

Field Services selling, general and administrative expenses decreased 2.6%, or $0.2 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to decreased incentive compensation.

Industrial Services selling, general and administrative expenses decreased 2.8%, or $0.2 million, in the three months ended September 30, 2012 from the comparable period in 2011 primarily due to decreased incentive compensation.

Oil and Gas Field Services selling, general and administrative expenses decreased 6.1% or $0.5 million for the three months ended September 30, 2012, from the comparable period in 2011. The decreased was primarily due to decreases in incentive compensation.

Corporate Items selling, general and administrative expenses decreased 8.8%, or $2.2 million, for the three months ended September 30, 2012, as compared to the same period in 2011 primarily to decreases in incentive compensation ($2.7 million).

Depreciation and Amortization

	Three Months Ended September 30,
	(in thousands)
	2012	2011
Depreciation of fixed assets	$31,636	$28,456
Landfill and other amortization	9,664	6,148
Total depreciation and amortization	$41,300	$34,604

Depreciation and amortization increased 19.4%, or $6.7 million, in the third quarter of 2012 compared to the same period in 2011. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in volumes at our landfill facilities and increase in other intangibles resulting from recent acquisitions.

Interest Expense, Net

	Three Months Ended September 30,
	(in thousands)
	2012	2011
Interest expense	$11,817	$11,080
Interest income	(221)	(153)
Interest expense, net	$11,596	$10,927

Interest expense, net increased $0.7 million in the third quarter of 2012 compared to the same period in 2011. The increase in interest expense was primarily due to the issuance of $800.0 million 5.25% senior unsecured notes offset by the redemption and repurchase of $520.0 million 7.625% senior secured notes in July 2012. The result of the transactions resulted in an additional amount of notes at a more favorable coupon rate.

Nine months ended September 30, 2012 versus the Nine months ended September 30, 2011

	Summary of Operations (in thousands)
	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change

Direct Revenues:
Technical Services	$698,853	$650,368	$48,485	7.5%
Field Services	164,248	203,098	(38,850)	(19.1)
Industrial Services	438,888	344,317	94,571	27.5
Oil and Gas Field Services	327,120	241,412	85,708	35.5
Corporate Items	(163)	(945)	782	(82.8)
Total	1,628,946	1,438,250	190,696	13.3

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	457,242	422,435	34,807	8.2
Field Services	128,847	153,638	(24,791)	(16.1)
Industrial Services	307,226	243,830	63,396	26.0
Oil and Gas Field Services	240,947	178,194	62,753	35.2
Corporate Items	6,616	8,752	(2,136)	(24.4)
Total	1,140,878	1,006,849	134,029	13.3

Selling, General & Administrative Expenses:
Technical Services	56,737	53,900	2,837	5.3
Field Services	19,802	17,933	1,869	10.4
Industrial Services	24,210	22,857	1,353	5.9
Oil and Gas Field Services	25,212	17,470	7,742	44.3
Corporate Items	71,931	66,592	5,339	8.0
Total	197,892	178,752	19,140	10.7

Adjusted EBITDA:
Technical Services	184,874	174,033	10,841	6.2
Field Services	15,599	31,527	(15,928)	(50.5)
Industrial Services	107,452	77,630	29,822	38.4
Oil and Gas Field Services	60,961	45,748	15,213	33.3
Corporate Items	(78,710)	(76,289)	(2,421)	3.2
Total	$290,176	$252,649	$37,527	14.9%
_______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues

Technical Services revenues increased 7.5%, or $48.5 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to an increase in volumes being processed through our incinerators, landfills, treatment, storage and disposal facilities, and waste water treatment plants.

Field Services revenues decreased 19.1%, or $38.9 million, in the nine months ended September 30, 2012 from the comparable period in 2011. Field Services performed emergency response work related to the Yellowstone River oil spill in Montana during the nine months ended September 30, 2011 which accounted for $41.5 million of our third party revenues.

Industrial Services revenues increased 27.5%, or $94.6 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to an increase in our lodging business ($78.1 million), growth in the oil sands region of Canada, and an increase in a broad array of our specialty services. These increases resulted partially from revenues associated with our acquisitions in 2012 and 2011, including Peak in June 2011.

Oil and Gas Field Services revenues increased 35.5%, or $85.7 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to fluids handling and surface rentals activity related to the acquisition of Peak in June 2011 ($41.3 million) and increased exploration activities partially from revenues associated with an acquisition in July 2011($43.1 million), offset partially by a reduction in the energy services business ($9.4 million).

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.

Cost of Revenues

Technical Services cost of revenues increased 8.2%, or $34.8 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to increases in salary and labor expenses ($8.3 million), materials for reclaim costs ($6.0 million), outside disposal and rail costs ($5.8 million), chemicals and consumables expenses ($3.1), subcontractor fees ($1.8 million), vehicle and equipment repair costs ($1.5 million), changes in environmental estimate ($1.4 million) and outside transportation costs ($1.3 million), offset partially by a decrease in foreign exchange costs ($1.5 million).

Field Services cost of revenues decreased 16.1%, or $24.8 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due primarily due decreased emergency response work. During the three months ended September 30, 2011 Field Services performed emergency response work to the Yellowstone River oil spill in Montana.

Industrial Services cost of revenues increased 26.0%, or $63.4 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to increased salary and labor expenses ($31.5 million), material and supplies expenses ($21.0 million), catering costs associated with the increased lodging services revenues ($4.8 million) and equipment rental fees ($4.8 million). These increases resulted partially from costs associated with recent acquisitions in 2012 and 2011, including Peak in June 2011.

Oil and Gas Field Services cost of revenues increased 35.2%, or $62.8 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to salary and labor expenses ($29.9 million), subcontractor fees ($8.5 million), travel costs ($5.0 million), vehicle expenses ($3.9 million), rent expense ($3.8 million), equipment repair expenses ($3.5 million) and equipment rental fees ($2.9 million), offset partially by decreases in foreign exchange costs ($3.7 million). These net increases resulted partially from costs associated with acquisitions in 2011.

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

Selling, General and Administrative Expenses

Technical Services selling, general and administrative expenses increased 5.3%, or $2.8 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to increased salaries expense offset partially by environmental changes in estimate.

Field Services selling, general and administrative expenses increased 10.4%, or $1.9 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to increased salaries expense.

Industrial Services selling, general and administrative expenses increased 5.9%, or $1.4 million, in the nine months ended September 30, 2012 from the comparable period in 2011 primarily due to the 2012 acquisitions resulting in increased salaries expense.

Oil and Gas Field Services selling, general and administrative expenses increased 44.3%, or $7.7 million, for the nine months ended September 30, 2012, from the comparable period in 2011. The increase was primarily due to the 2011 acquisitions resulting in increases in salaries, commissions and bonus expense, and travel expense.

Corporate Items selling, general and administrative expenses increased 8.0%, or $5.3 million, for the nine months ended September 30, 2012, as compared to the same period in 2011 primarily due to increases in salaries ($3.8 million), travel costs related primarily to a national sales meeting held in April ($1.8 million), employee benefits ($1.5 million) and a year-over-year benefit in environmental changes in estimate ($0.7 million), offset by decreased incentive compensation ($2.9 million).

Depreciation and Amortization

	Nine Months Ended September 30,
	(in thousands)
	2012	2011
Depreciation of fixed assets	$92,346	$70,410
Landfill and other amortization	24,448	16,590
Total depreciation and amortization	$116,794	$87,000

Depreciation and amortization increased 34.2%, or $29.8 million, in the first nine months of 2012 compared to the same period in 2011. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increased volumes at our landfill facilities and increase in other intangibles resulting from recent acquisitions.

Interest Expense, Net

	Nine Months Ended September 30,
	(in thousands)
	2012	2011
Interest expense	$34,459	$28,747
Interest income	(623)	(700)
Interest expense, net	$33,836	$28,047

Interest expense, net increased $5.8 million in the first nine months of 2012 compared to the same period in 2011. The increase in interest expense was primarily due to the issuance of $800.0 million senior unsecured notes offset by the redemption and repurchase of $520.0 million senior secured notes in July 2012. Although interest expense increased, the result of the transactions resulted in an additional amount of notes at a more favorable coupon rate.

Loss on Early Extinguishment of Debt

During the third quarter of 2012, we recorded a $26.4 million loss on early extinguishment of debt in connection with a redemption and repurchase of our $520.0 million previously outstanding senior secured notes. This loss consisted of $21.1 million of purchase, consent and redemption fees and non-cash expenses of $5.3 million, of which $8.8 million related to unamortized financing costs offset partially by $3.5 million of unamortized net premium.

Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2012 was 33.8% and 35.6%, compared to 33.7% and 34.7% for the same periods in 2011. The increase in the effective tax rate for the nine months ended September 30, 2012 was primarily attributable to the recording of the investment tax credit for the solar energy project and a partial release of a valuation allowance associated with the Company's foreign tax credit both recorded in 2011.

Income tax expense for the three months ended September 30, 2012 decreased $12.6 million to $6.3 million from $18.9 million for the comparable period in 2011. Income tax expense for the nine months ended September 30, 2012 decreased $9.8 million to $37.5 million from $47.3 million for the comparable period in 2011. The decreased tax expense for the three and nine months ended September 30, 2012 was primarily attributable to our $26.4 million loss on early extinguishment of debt related to our redemption and repurchase of $520.0 million senior secured notes in July 2012.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2012 and December 31, 2011, we had a remaining valuation allowance of $12.0 million and $11.5 million, respectively. The allowance as of September 30, 2012 consisted of $10.2 million of foreign tax credits, $1.3 million of state and federal net operating loss carryforwards and $0.5 million of foreign net operating loss carryforwards. The allowance as of December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.

Management’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits and related reserves as of September 30, 2012 and December 31, 2011, included accrued interest and penalties of $28.8 million and $26.8 million, respectively.  Tax expense for each of the three months ended September 30, 2012 and 2011 included interest and penalties of $0.7 million and $0.9 million, respectively.

The Company believes that it is reasonably possible that total unrecognized tax benefits and related reserves will decrease by approximately $63.8 million within the next twelve months as a result of the lapse of the statute of limitations. The $63.8 million (which includes interest and penalties of $28.6 million) is primarily related to a historical Canadian debt restructuring transaction and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the nine months ended September 30, 2012, cash and cash equivalents increased $262.9 million primarily related to cash flow from operations, issuance of $800.0 million of senior unsecured notes, partially offset by the redemption and repurchase of the $520.0 million senior secured notes and acquisition payments.

We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions. On October 29, 2012, the Company signed a definitive agreement to acquire 100% of the outstanding common shares of Safety-Kleen, a leading North American used oil recycling and re-refining, parts cleaning and environmental solutions company. We are currently considering several financing options for the transaction that include a combination of existing cash, debt and equity. If however, in the event that more favorable financing arrangements could not be secured, we contemporaneously entered into a commitment letter agreement with Goldman Sachs Bank USA to borrow up to $475.0 million of variable rate secured loans and up to $375.0 million of unsecured senior increasing rate bridge loans. We anticipate that with a combination of existing cash, debt and equity financing options, our cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet operating cash requirements.

At September 30, 2012, cash and cash equivalents totaled $523.6 million, compared to $260.7 million at December 31, 2011. At September 30, 2012, cash and cash equivalents held by foreign subsidiaries totaled $82.0 million and were readily convertible into other foreign currencies including U.S. dollars. At September 30, 2012, the cash and cash equivalent balances for our U.S. operations were $441.6 million. Our U.S. operations had net operating cash from operations of $48.6 million for the nine months ended September 30, 2012. Additionally, we have available a $250.0 million revolving credit facility of which $163.4 million was available to borrow at September 30, 2012. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.

We had accrued environmental liabilities as of September 30, 2012 of approximately $167.2 million, substantially all of which we assumed in connection with our acquisitions of the CSD assets in September 2002, Teris LLC in 2006, and one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

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

Cash Flows for the nine months ended September 30, 2012

Cash from operating activities in the first nine months of 2012 was $232.7 million, an increase of 53.8%, or $81.4 million, compared with cash from operating activities in the first nine months of 2011. The change was primarily the result of increased depreciation and amortization primarily due to acquisitions and other increased capital expenditures in recent periods and a net increase in working capital items.

Cash used for investing activities in the first nine months of 2012 was $226.4 million, a decrease of 49.2% or $219.2 million, compared with cash used for investing activities in the first nine months of 2011.  The change was due primarily from lower year-over-year costs associated with acquisitions offset partially by increases in additions to property, plant and equipment.

Cash used for financing activities in the first nine months of 2012 was $256.1 million, compared with cash from financing activities of $247.9 million in the first nine months of 2011. The change was primarily the result of the issuance of $800.0 million aggregate principal amount of 5.25% senior unsecured notes and the $520.0 million redemption and repurchase of the 7.625% senior secured notes during the third quarter of 2012.

Cash Flows for the nine months ended September 30, 2011

Cash from operating activities in the first nine months of 2011 was $151.3 million, compared with cash used for operating activities of $153.9 million in the first nine months of 2010. The change was primarily the result of a net reduction in certain working capital items and a decrease in income from operations.
Cash used for investing activities in the first nine months of 2011 was $445.6 million, an increase of 518.0%, or $373.5 million, compared with cash used for investing activities in the first nine months of 2010. The increase resulted primarily from year-over-year higher costs associated with additions to property, plant and equipment and acquisitions.
Cash from financing activities in the first nine months of 2011 was $247.9 million, compared with cash used for financing activities of $34.9 million in the first nine months of 2010. The change was primarily the result of the issuance of $250.0 million aggregate principal amount of 7.625% senior secured notes on March 24, 2011 and the redemption of debt in the third quarter of 2010.

Financing Arrangements

On July 13, 2012, we redeemed $30.0 million principal amount of the $520.0 million aggregate principal amount of our 2016 Notes which were outstanding on June 30, 2012 in accordance with the terms of the 2016 Notes. On July 16, 2012, we commenced a tender offer to purchase any and all of the $490.0 million aggregate principal amount of the then outstanding 2016 Notes which remained outstanding following such partial redemption. On July 30, 2012, we purchased the $339.1 million principal amount of the 2016 Notes which had been tendered by July 27, 2012, and called for redemption on August 15, 2012 the $150.9 million principal amount of the 2016 Notes which had not been tendered. We financed that purchase and call for redemption of the 2016 Notes through a private placement of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020 (the “New Notes”) which we also completed on July 30, 2012. We intend to use the $262.8 million of remaining net proceeds from such private placement of the New Notes to finance potential future acquisitions and for general corporate purposes. We completed these transactions to obtain more liquidity with improved terms and conditions. For further detail, see Note 9, "Financing Arrangements," to our consolidated financial statements included in Item 1 of this report.

As of September 30, 2012, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 10, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of September 30, 2012, $36.2 million of unrecognized tax benefits and related reserves and $28.8 million of potential interest and penalties. These liabilities are classified as “unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we might make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.

Auction Rate Securities

As of September 30, 2012, our long-term investments included $4.3 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.

We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of September 30, 2012, we have recorded an unrealized pre-tax loss of $0.4 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at September 30, 2012 (in thousands):

	Three Months Remaining
Scheduled Maturity Dates	2012	2013	2014	2015	2016	Thereafter	Total
Senior unsecured notes	$—	$—	$—	$—	$—	$800,000	$800,000
Capital lease obligations	2,518	4,239	2,305	352	—	—	9,414
	$2,518	$4,239	$2,305	$352	$—	$800,000	$809,414
Weighted average interest rate on fixed rate borrowings	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%

In addition to the fixed rate borrowings described in the above table, we had at September 30, 2012 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $250.0 million (with a $215.0 million sub-limit for letters of credit). Commencing in 2013, we will begin remitting interest payments in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on August 1 and February 1 of each year .

We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2012, the Canadian subsidiaries transacted approximately 2.4% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $1.0 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $2.3 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, $4.3 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

We are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15e or 15d-15e that was conducted during the quarter ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

See Note 13, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.

Item 1A—Risk Factors

In light of our signing on October 26, 2012 of an agreement to acquire Safety-Kleen, Inc., the following supplements and updates Item 1A,“Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Proposed Acquisition of Safety-Kleen

We cannot assure you that our proposed acquisition of Safety-Kleen will be completed.

On October 26, 2012, we entered into an agreement and plan of merger with Safety-Kleen, Inc. (“Safety-Kleen”) pursuant to which we will acquire Safety-Kleen for cash in an amount (subject to working capital and other closing adjustments) equal to $1.25 billion. We now anticipate the acquisition will be completed in the fourth quarter of 2012. However, consummation of the acquisition will be subject to certain conditions including, among others: (i) approval by Safety-Kleen shareholders holding at least a majority of outstanding Safety-Kleen shares (although shareholders holding approximately 81% of such shares have entered into voting and lock-up agreements pursuant to which they have generally agreed to vote such shares in favor of the acquisition); (ii) expiration or termination of the applicable Hart-Scott-Rodino and Canadian Competition Bureau antitrust waiting periods; (iii) accuracy of the representations and warranties of the parties, in each case subject to certain materiality exceptions; (iv) compliance by the parties with their respective obligations under the merger agreement, subject to certain materiality exceptions; (v) the parties having executed certain other documents and ancillary agreements at or prior to the closing of the acquisition; and (vi) the absence of any material adverse effect relating to Safety-Kleen and its subsidiaries, taken as a whole, subject to certain exceptions. Furthermore, we or Safety-Kleen may terminate the merger agreement if the merger is not consummated by April 26, 2013, except if the transaction date is extended. We cannot assure you that the required conditions will be met or that the proposed acquisition will be completed.

If we are unable to successfully integrate the business and operations of Safety-Kleen into our business and operations and realize synergies in the expected time frame, our future results would be adversely affected.

Much of the potential benefit of our proposed acquisition of Safety-Kleen will depend on our integration of Safety-Kleen's business and operations into our business and operations through implementation of appropriate management and financial reporting systems and controls. We may experience difficulties in such integration, and the integration process may be costly and time‑consuming. Such integration will require the focused attention of both Clean Harbors' and Safety-Kleen's management teams, including a significant commitment of their time and resources. The need for both Clean Harbors' and Safety-Kleen's managements to focus on integration matters could have a material impact on the revenues and operating results of the combined company. The success of the acquisition will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of Clean Harbors and Safety-Kleen through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Clean Harbors and Safety-Kleen must be successfully combined.

If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisition may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration processes could result in the loss of key employees, as well as the disruption of each company's ongoing business, failure to implement the business plan for the combined company, unanticipated issues in integrating operating, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and Safety-Kleen's customers and employees or to achieve the anticipated benefits of the acquisition.

The Safety-Kleen acquisition may expose us to unknown liabilities.

Because the merger agreement provides that we will acquire all the outstanding common shares of Safety-Kleen, our investment will be subject to all of Safety-Kleen's liabilities other than its currently outstanding debt which will paid off at the time of the acquisition. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. We may learn additional information about Safety-Kleen that adversely affects us, such as unknown liabilities or other issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes‑Oxley Act or issues that could affect our ability to comply with other applicable laws.

We will incur significant transaction and acquisition-related costs in connection with the acquisition.

We will incur significant costs in connection with the acquisition and may incur additional unanticipated costs to retain key employees.In addition, until the closing of the acquisition, we expect to incur certain non-recurring costs associated with financing the acquisition.We will also be subject to capital market risks in connection with our plan to raise financing to fund the portion of the purchase price above the amount of our now available cash which we plan to use. In the event that less than all of the acquisition purchase price is available to us at the time of closing through our available cash and such debt and / or equity financings as we may elect to pursue, we would be required to draw under the back-up financing commitment we have obtained from Goldman Sachs Bank USA in connection with acquisition, and the cost to do so may be less favorable to us than if we finance the acquisition through alternative financing.

Failure to complete our proposed acquisition of Safety-Kleen could negatively affect our stock price as well as our future business and financial results.

If the acquisition is not completed, we will be subject to a number of risks, including but not limited to the following:

•
we must pay costs related to the acquisition including, among others, legal accounting and financial advisory fees, as well as fees and expenses with respect to the back-up financing commitment we have obtained, whether or not the acquisition is completed; and

•	we could be subject to litigation related to our failure to complete the acquisition and various other factors, which could adversely affect our business, financial results and stock price.

Fluctuations in oil prices may have a negative effect on Safety-Kleen's future results of operations.

A significant portion of Safety-Kleen's business involves collecting used oil from certain of its customers, re-refining a portion of such used oil into base and blended lubricating oils, and then selling both such re-refined oil and the excess recycled oil which Safety-Kleen does not have the capacity to re-refine (“RFO”) to other customers.The prices at which Safety-Kleen sellsits re-refined oil and RFO are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, Safety-Kleen typically will charge a higher or lower corresponding price for its re-refined oil and RFO. The price at which Safety-Kleen sellsits re-refined oil and RFO is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for Safety-Kleen's RFO. The cost to collect used oil, including the amounts Safety-Kleen must pay to obtain used oil and the fuel costs of its oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices Safety-Kleen can charge for its re-refined oil and RFO and the costs to collect and re-refine used oil and process RFO typically increase and decrease together, there is no assurance that when Safety-Kleen's costs to collect and re-refine used oil and process RFO increase it will be able to increase the prices it charges for its re-refined oil and RFO to cover such increased costs or that the costs to collect and re-refine used oil and process RFO will decline when the prices it can charge for re-refined oil and RFO decline. These risks are exacerbated when there are rapid fluctuations in these oil indices.

The price at which Safety-Kleen purchases used oil from its large customers through its oil collection services is generally fixed for a period of time by contract, in some cases for up to 90 days. Because the price Safety-Kleen pays for a majority of its used oil is fixed for a period of time and it can take up to eight weeks to transport, re-refine and blend collected used oil into Safety-Kleen's finished blended lubricating oil products, Safety-Kleen typically experiences margin contraction during periods when the applicable index rates decline. If the index rates decline rapidly, Safety-Kleen may be locked into paying higher than market prices for used oil during these contracted periods while the prices it can charge for its finished oil products decline. If the prices Safety-Klee charges for its finished oil products and the costs to collect and re-refine used oil and process RFO do not move together or in similar magnitudes, Safety-Kleen's profitability may be materially and negatively impacted.

Safety-Kleen has entered into several commodity derivatives since 2011, which are comprised of cashless collar contracts related to crude oil, in each case, where Safety-Kleen sold a call option to a bank and then purchased a put option from the same bank, in order to manage against significant fluctuations in crude oil, which are closely correlated with indices discussed above. However, these commodity derivatives are designed to only mitigate Safety-Kleen's exposure to declines in these oil indices below a price floor, and Safety-Kleen will not be protected and its profitability may be materially and negatively impacted by declines above the price floor. In addition, these commodity derivatives will limit Safety-Kleen's potential benefit when these oil indices increase above a price cap because Safety-Kleenwill be required to make payments in that circumstance. Furthermore, Safety-Kleen's current commodity derivatives expire at various intervals, and there is no assurance that we or Safety-Kleen will be able to enter into commodity derivatives in the future with acceptable terms.

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

Item 6—Exhibits

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO Robert E. Gagnon	Filed herewith

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
President and Chief Executive Officer

Date:	November 9, 2012

		By:	/s/ ROBERT E. GAGNON
Robert E. Gagnon
Executive Vice President and Chief Financial Officer

Date:	November 9, 2012