Form 10-K
period 2012-12-31
CLEAN HARBORS INC
filed 2013-03-06
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $2.7 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On March 1, 2013, there were outstanding 60,482,056 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2013) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2012

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2013.
PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc. and its subsidiaries (collectively, "we," "Clean Harbors" or the "Company") is a leading provider of environmental, energy and industrial services throughout North America.
During 2012, we reported our business in four reportable segments, consisting of:

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

•
Oil and Gas Field Services—provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Technical Services and Field Services are included as part of Clean Harbors Environmental Services, and Industrial Services and Oil and Gas Field Services are included as part of Clean Harbors Energy and Industrial Services.
During the quarter ended March 31, 2012, we re-assigned certain departments among our Technical Services, Field Services, Industrial Services and Oil and Gas Field Services segments to support management reporting changes. Accordingly, we re-allocated shared departmental costs among our segments.
Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal office is located in Norwell, Massachusetts. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics for members of the Board of Directors, senior officers and our chief executive officer are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.
Acquisition of Safety-Kleen
On December 28, 2012, we acquired 100% of the outstanding common shares of Safety-Kleen, Inc. for approximately $1.3 billion. The purchase price consisted of an all-cash purchase price of $1.25 billion, plus a $7.3 million adjustment for the amount by which the estimated net working capital (excluding cash) of Safety-Kleen, Inc. and its subsidiaries (collectively, "Safety-Kleen") on the closing date exceeded $50.0 million. The purchase price is subject to adjustment upon finalization of Safety-Kleen's net working capital balance (excluding cash) as of the closing date. We financed the purchase through a combination of approximately $300.0 million of existing cash, $369.5 million in net proceeds from our public offering of 6.9 million shares of our common stock, and approximately $589.0 million in net proceeds from our private debt offering of $600.0 million of 5.125% senior unsecured notes due 2021.
Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services to commercial, industrial and automotive customers. In conjunction with the transaction, Safety-Kleen, Inc. and its subsidiaries became wholly-owned subsidiaries of Clean Harbors.
We believe Safety-Kleen is a good strategic fit, enabling us to (i) penetrate the small quantity waste generator market, (ii) broaden our waste treatment capabilities to include re-refining waste oil and expanded recycling capabilities, (iii) drive a substantial increase in waste volumes into our existing waste disposal treatment network, (iv) capitalize on the growing demand for recycled products including re-refined oil, (v) enhance our commitment to sustainability, (vi) leverage the combined sales forces to maximize cross-selling opportunities, (vii) add an immediately accretive (exclusive of transaction costs) business to accelerate growth, (viii) leverage operating efficiencies through the combined company and (ix) add to our cash flow.
Prior to the acquisition, Safety-Kleen reported its business in two reportable segments, consisting of:

•	Oil Re-Refining Services—processes used oil at two owned and operated oil re-refineries into high quality base and blended lubricating oils, which are then sold to third party customers.

•
Environmental Services—provides a broad range of environmental services, such as parts cleaning, containerized waste services, oil collection, recycling of oil in excess of Safety-Kleen's current re-refining capacity into recycled fuel oil which is then sold to third parties, and other complimentary products and services, including vacuum services, allied products, total project management and other environmental services.

As stated in Item 8, "Financial Statements and Supplementary Data," no revenue, expense, income or loss of Safety-Kleen is included in our consolidated results of operations for the year ended December 31, 2012 due to the immateriality of the operating results subsequent to the December 28, 2012 acquisition date. Safety-Kleen's balance sheet amounts have been reported in total for purposes of our consolidated balance sheet and the segment disclosures as of December 31, 2012. With the acquisition, we are reviewing our consolidated operations and organizational structure on a go forward basis. We expect to adjust our reportable segments and reporting units in the first quarter of our 2013 fiscal year after completion of our review.
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
As North America's premier provider of environmental as well as energy and industrial services, our first goal is to help our customers prevent the release of hazardous wastes into the environment. We are also the leading service provider in situations involving the recovery and decontamination of pollutants that have been released to the environment. This includes the safe destruction or disposal of those hazardous materials in a manner that ensures these materials are no longer a danger to the environment. When providing these services, we are committed to the recycling, reuse and reclamation of these wastes whenever possible using a variety of methods more fully explained below in the sections describing our general operations. Our acquisition of Safety-Kleen in December 2012, in particular Safety-Kleen's operations related to recycling and re-refining of used oil, will significantly enhance our recycling, reuse and reclamation efforts.
We have also become the leading North American provider of services to protect the ozone layer from the destructive effects of chlorofluorocarbons ("CFCs"), which are 5,000 to 10,000 times more destructive to the ozone layer than other greenhouse gases. Clean Harbors has the most U.S. Environmental Protection Agency (the "EPA") approved CFC disposal capacity regulated under the Montreal Protocol, and we destroyed approximately 575,000 pounds of CFCs in 2012. The destruction of this volume of CFCs at the Company's El Dorado, Arkansas facility led to the registration of over 1.6 million metric tons of avoided carbon dioxide emissions with the Climate Action Reserve, a green house gas registry affiliated with the State of California.
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
Recent initiatives involving our remediation activities include the use of solar-powered probes to recover groundwater at a site undergoing groundwater monitoring. A more comprehensive project was the installation of a 1.5Mw solar array at a closed and capped landfill located in New Jersey to provide electric power for a continuously operating groundwater decontamination pump and treatment system at the site. The solar array was installed and became operable in the second quarter of 2011. The solar array provides virtually all of the power needed to operate the system with a sustainable supply of renewable electric energy, and is an adaptive re-use of an otherwise unusable Brownfield site.
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

•
Pursue Selective Acquisitions—We actively pursue accretive acquisitions in certain services or market sectors where we believe such acquisitions can enhance and expand our business such as our acquisition of Safety-Kleen on December 28, 2012. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share.

•
Focus on Cost, Pricing and Productivity Initiatives—We continually seek to increase efficiency and to reduce costs in our business through enhanced technology, process efficiencies and stringent expense management.

Competitive Strengths

•
Leading Provider of Environmental, Energy and Industrial Services—We are one of the largest providers of environmental, energy and industrial services and the largest operator of non-nuclear hazardous waste treatment facilities in North America. We provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations. Based on 2009 industry data, we service approximately 69% of North America's commercial hazardous incineration volume and 21% of North America's hazardous landfill volume.

•
Large and Diversified Customer Base—Our customers range from Fortune 500 companies to midsize and small public and private entities that span multiple industries and business types, including governmental entities. This diversification limits our credit exposure to any one customer or industry. The top ten industries we serviced as a percentage of our 2012 revenues were oil and gas production (27%), oil and gas exploration (26%), chemical (14%), general manufacturing (8%), refineries and upgraders (7%), brokers (5%), utilities (4%), terminals and pipelines (3%), engineering and consulting (3%) and government (3%).

•
Stable and Recurring Revenue Base—We have long-standing relationships with our customers. Our diversified customer base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. In addition, the costs to many of our customers of switching providers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their wastes are shipped in order to reduce their potential liability under United States and Canadian environmental regulations. We have been selected as an approved vendor by large generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis.

•
Comprehensive Service Capabilities—Our comprehensive service offerings allow us to act as a full-service provider to our customers. Our full-service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand "one-stop" service providers.

•
Integrated Network of Assets—We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from origin through disposal and to efficiently direct and internalize our waste streams to reduce costs. As our processing of wastes increases, our size allows us to increase our cash flow and earnings as we can internalize a greater volume of waste in our incinerators and landfills.

•
Regulatory Compliance—We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.

•
Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, research and development capabilities and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to transport and process with internal resources the substantial majority of all hazardous waste that we manage for our customers. Finally, we are committed to reducing costs, and managing headcount and other operating costs. Our Adjusted EBITDA Margin (our Adjusted EBITDA expressed as a percentage of our revenues) increased from 14.7% for the year ended December 31, 2009 to 17.1% for the year ended December 31, 2012, and our selling, general and administrative expenses as a percentage of sales decreased from 15.2% to 12.5% over the same period.

•
Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 17 executive officers collectively have over 310 years of experience in the environmental, energy and industrial services industries. Our Chief Executive Officer founded our Company in 1980, and the average experience of the 16 other members of the executive management team exceeds 17 years.

Operations
General
During 2012, we reported our business in the previously discussed four operating segments, which are Technical Services, Field Services, Industrial Services and Oil and Gas Field Services.
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
Geographical Information.    For the year ended December 31, 2012, we generated $1,254.2 million or 57.3% of revenues in the United States and Puerto Rico, $933.0 million or 42.6% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2011, we generated $1,149.4 million or 57.9% of revenues in the United States and Puerto Rico, $833.6 million or 42.0% of revenues in Canada, and less than 1.0% of revenues in other international locations. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 18, "Segment Reporting," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.
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
As of December 31, 2012, we had five active incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual capacity of 58,808 tons and three solids and liquids capable incineration facilities with a combined estimated annual capacity of 327,400 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual capacity of approximately 94,000 tons. In the fourth quarter of 2011, we temporarily idled for approximately 18 months our additional hazardous waste incinerator in Ville Mercier, Quebec. Factors influencing the decision included additional disposal capacity acquired in 2011, declining local market conditions in Quebec, and our ability to transfer waste streams to our other facilities.
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
Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2012, the useful economic lives of these landfills include approximately 25.4 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 33.1 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 3.5 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, we must demonstrate to the permitting agency that our non-hazardous industrial landfills have, and must subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.
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
Field Services
These services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Our field service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media blasting and vacuum services. Additional services include used oil and oil products recycling. Other services include filtration and water treatment services.
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
Our crews handle as-needed in-plant services to support ongoing in-plant cleaning and maintenance services, including liquid/dry vacuum, hydro-blasting, steam cleaning and chemical hauling. We provide a variety of specialized industrial services including plant outage and turnaround services, decoking and pigging, catalyst handling, chemical cleaning, high and ultra-high pressure water cleaning, and large tank and surface impoundment cleaning. Our lodging services primarily consist of providing premier industrial lodges and drill camp accommodations for companies operating in the Alberta oil sands and other regions.
Oil and Gas Field Services
These services support exploration, drilling and production programs for oil and gas companies. Some of the core services we offer include geospatial data imaging, seismic surveying and line clearing, and heli-portable and track drilling. Our surface rental services provide a variety of oilfield equipment to support access to well-sites, well-site equipment, and well production equipment. We also offer directional boring services to support oil and gas companies and municipalities by installing pipeline, fiber optic, cable, gas, and water and sewer lines.
Seismic Services. These services provide turnkey project management and are a one-stop-shop for customers' complete surveying, cutting, and drilling needs. With the depth of our in-house resources of manpower and equipment, we have the ability to scale our teams to meet customer demands. Our teams lay out, cut, and survey source and receiver lines, and perform seismic drilling. Our techniques maximize efficiencies and minimize environmental impact. From planning to equipment utilization, our experienced professionals deliver quality service.
Oil & Gas & Completion Support. These services support oil and gas companies' drilling and well completion. We provide fracking water-treatment and disposal and drilling fluids and solids disposal, along with the rental of rolloffs, frack tanks and access and rig mats. Key to our services is our ability to provide solids control to support the drilling process. Our technologies help to manage liquids, solids and semi-solid material during the drilling operation, and include centrifuges, tanks, and drilling fluid recovery. We also provide surface rentals to support drill sites, by providing well-site trailers, wastewater treatment systems and holding tanks, EnviroBins, light towers, generators and handling tools, and hauling of fluids.
Safety-Kleen Services
Through our Safety-Kleen subsidiary, acquired in December 2012, we provide a range of environmentally-responsible products and services including used oil recycling and re-refining, parts cleaning and environmental solutions.
Oil Re-Refining Services. We collect used oil from sources including automobile and truck dealers, automotive garages, oil change outlets, fleet service locations, and industrial plants, and process or re-refine in our two oil re-refining facilities a portion of the collected used oil into a variety of products, including base and blended lubricating oils. We then sell a portion of our base oils to other producers of blended lubricating oils as a "green" alternative to base oil produced from virgin crude oil. These producers are then able to offer products to their customers that are made from a sustainable and environmentally friendly source. We formulate the remainder of our base oils into blended lubricating oils by adding performance addictives in accordance with our proprietary formulations and American Petroleum Institute licenses. We then either sell the finished products to customers, which resell under private labels, or directly under our own branded EcoPower label.
Environmental Services. We offer a range of environmental services and the sale of complementary products to diverse range of customers including automobile repair stations, car and truck dealers, engine repair shops, fleet maintenance shops and other automotive, retail and industrial customers.
We are the largest provider of parts cleaning services in North America, providing specially designed parts washers at our customers' premises and then, on a recurring basis, deliver clean solvent or aqueous-based washing fluid, clean and service the parts washers, and remove the used solvent or aqueous fluid. We also sell allied products including degreasers, glass and floor cleaners, hand cleaners, absorbents, antifreeze, windshield washer fluid, and mats and spill kits.
Utilizing our collection network, we provide the pickup and transportation of hazardous and non-hazardous containerized waste for recycling or disposal, primarily through the Clean Harbors network of recycling and waste treatment and disposal facilities. As described above, a portion of such collected wastes consists of used oil which serves as feedstock for our oil re-refineries. To the extent the remainder of such collected used oil is not suitable for re-refining or we do not currently have sufficient re-refining capacity to process all of such collected oil, we process that remainder into recycled fuel oil, or “RFO,” by dehydratring, chemically treating and filtering it to remove contaminants. We then sell our RFO to asphalt plants, industrial plants, blenders, pulp and paper companies, and vacuum gas oil (VGO) and marine diesel oil (MDO) producers.
Our vacuum services provide the removal of solids, residual oily water and sludge and other fluids from our customers' oil/water separators, sumps and collection tanks. We also remove and collect waste fluids found at large and small industrial locations, including metal fabricators, auto maintenance providers, and general manufacturers.
We provide total project management services in areas such as chemical packing, on-site waste management, remediation, compliance training and emergency spill response, leveraging the Clean Harbors network of Technical and Field Services centers and capabilities.
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
The principal methods of competition for all of our services are price, quality, reliability of service rendered and technical proficiency. We believe that we offer a more comprehensive range of environmental, energy and industrial services than our competitors in major portions of our service territory.
Employees
As of December 31, 2012, we employed approximately 13,180 active full-time employees, of which 1,359 employees (10%) are represented by labor unions. We believe that our relationship with our employees is satisfactory.

	Clean Harbors	Safety-Kleen	Total Number of Employees
Unions in the United States:
International Brotherhood of Teamsters	196	—	196
International Union of Operating Engineers	33	—	33
United Steelworkers' Union	322	—	322
Unions in Canada:
Communication, Energy and Paper Workers Union	96	—	96
International Brotherhood of Teamsters	592	—	592
International Union of Operating Engineers	22	—	22
International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers	72	—	72
Machinists Union	—	10	10
Syndicat National Des Travailleuses et Travailleurs De L'Environnement	—	9	9
Canadian Brotherhood of Teamsters	—	7	7
Non-union employees	7,629	4,192	11,821
	8,962	4,218	13,180
As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.
Intellectual Property
We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. With the acquisition of Safety-Kleen, we hold a total of 60 U.S. and 122 foreign patents (which will expire between 2013 and 2030), and 69 U.S. and 184 foreign trademarks. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
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
For in-transit pollution liability, the pollution liability policy provides coverage for up to $45.0 million per occurrence and $55.0 million aggregate excess above the primary $5.0 million auto liability policy. The combined policies provide us with coverage for up to $50.0 million per occurrence and $60.0 million aggregate for sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site. A $0.5 million deductible applies to this coverage in the United States and a $0.5 million deductible in Canada.
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
Safety-Kleen maintains a casualty insurance program that includes general liability (including products liability), workers' compensation, automobile liability and general health insurance utilizing high deductibles and self-insured retentions. The casualty program has aggregate limits of $77.0 million for General Liability, $80.0 million for auto liability and $77.0 million for Employers Liability. The General Liability is subject to $0.5 million self- insured retention followed by a $1.5 million deductible, the Auto Liability is subject to a $5.0 million deductible and the Employers Liability is subject to a $1.0 million deductible. Safety-Kleen purchases pollution legal liability insurance to cover sudden and non-sudden pollution events that occur at facilities owned or operated by Safety-Kleen with limits of $20.0 million per accident and $60.0 million in the aggregate.
Our international operations are insured under locally placed insurance policies for insurance that are compulsory to place in a specific country. In addition, we have a global foreign liability policy that will provide excess and difference in condition coverage in all international countries.
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
Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2012, our total estimated closure and post-closure costs requiring financial assurance by regulators (other than for Safety-Kleen's facilities acquired as part of our acquisition of Safety-Kleen on December 28, 2012) were $343.1 million for our U.S. facilities and $22.4 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities (other than those acquired as part of the Safety-Kleen acquisition) from a qualified insurance company, Zurich Insurance N.A., and its affiliated companies. The closure and post-closure obligations of our U.S. facilities (other than those acquired as part of the Safety-Kleen acquisition) are insured by an insurance policy written by Steadfast Insurance Company (a unit of Zurich Insurance N.A.), which will expire in 2013. Our Canadian facilities (other than those acquired as part of the Safety-Kleen acquisition) utilize surety bonds provided through Zurich Insurance Company (Canada), which expire at various dates throughout 2013. In connection with obtaining such insurance and surety bonds, we have provided to Steadfast Insurance Company $73.5 million of letters of credit which we obtained from our lenders under our revolving credit agreement.
As of December 31, 2012, Safety-Kleen’s total estimated closure, post-closure costs and corrective action costs requiring financial assurance by regulators were $46.8 million for Safety-Kleen’s U.S. facilities and $5.3 million for Safety-Kleen’s Canadian facilities. Safety-Kleen has obtained all of the required U.S. financial assurance for its facilities from a qualified insurance company, XL Insurance Company, and its affiliated companies, which will expire in 2013, except for Safety-Kleen’s Pennsylvania facilities which utilize letters of credit. In connection with obtaining such insurance for its U.S facilities, Safety-Kleen has provided to XL Insurance Company a $5.0 million letter of credit which Safety-Kleen obtained from its lenders under its revolving credit agreement. Safety-Kleen’s Canadian facilities utilize surety bonds provided through Travelers Insurance Company (Canada), which will expire in 2014, and letters of credit.
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
Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements (the Part B permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 9, "Closure and Post-Closure Liabilities," and Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a discussion of our environmental liabilities. See "Insurance and Financial Assurance" above for a discussion of our financial assurance requirements.
The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 17, "Commitments and Contingencies," to our

consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of the principal such proceedings in which we are involved.
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
As discussed in Note 9, "Closure and Post-Closure Liabilities," and Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we have accrued environmental liabilities as of December 31, 2012, of $221.5 million, substantially all of which we assumed in connection with our acquisitions of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. in 2002, Teris LLC in 2006, one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008, and the remaining Safety-Kleen facilities acquired as part of our acquisition of Safety-Kleen in 2012. For the years ended December 31, 2012 and 2011, we spent $11.2 million and $11.3 million, respectively, to address environmental liabilities, almost all of the spending related to the environmental liabilities assumed as part of the acquisition of the CSD assets and Teris.
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
As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material effect on our business and future prospects.
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
While we seek to minimize our exposure to such risks through comprehensive training programs, vehicle and equipment maintenance programs, and insurance, such programs and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of policy limits or at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, results of operations and financial condition could be adversely affected to a material extent. Furthermore, should our safety record deteriorate, we could be subject to a potential reduction of revenues from our major customers.
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
We review our long-lived tangible and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. During and as of the end of each of 2012, 2011 and 2010, we determined that no asset write-downs were required; however, if conditions in either the environmental services or energy and industrial services businesses were to deteriorate significantly, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2012, we recorded 44% of our revenues outside of the United States, primarily in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. These risks are non-cash exposures. We manage these risks through normal operating and financing activities. We cannot be certain, however, that we will be successful in reducing the risks inherent in exposures to foreign currency fluctuations.

If we are unable to successfully integrate the businesses and operations of Safety-Kleen and our other recent and any future acquisitions and realize synergies in the expected time frame, our future results would be adversely affected.

We have in the past significantly increased the size of our Company and the types of services we offer to our customers through acquisitions. Since December 31, 2008, we have acquired two public companies (Eveready Inc., or "Eveready," in July 2009, and Peak Energy Services Ltd., or "Peak," in June 2011) and 15 private companies (including six private companies acquired during 2010, 2011 and 2012). The largest was our acquisition of Safety-Kleen, Inc., a private company, and its subsidiaries (collectively, “Safety-Kleen”), which we purchased on December 28, 2012 for approximately $1.3 billion. We anticipate that we will likely make additional acquisitions in the future.

Much of the potential benefit of such completed and potential future acquisitions, including the recent acquisition of Safety-Kleen, will depend on our integration of the businesses and operations of the acquired companies into our business and operations through implementation of appropriate management and financial reporting systems and controls. We may experience difficulties in such integration, and the integration process may be costly and time-consuming. Such integration will require the focused attention of both Clean Harbors' and their management teams, including a significant commitment of their time and resources. The need for both Clean Harbors' and their managements to focus on integration matters could have a material impact on the revenues and operating results of the combined company. The success of the acquisitions will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of Clean Harbors and the acquired businesses through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Clean Harbors and the acquired companies must be successfully combined.

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

Our acquisitions of Safety-Kleen and other companies may expose us to unknown liabilities.

Because we have acquired, and expect to acquire, all the outstanding common shares of most of our acquired companies, including our acquisition in December 2012 of all of the outstanding shares of Safety-Kleen, Inc., our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, including contingent liabilities, arising from our acquisitions of Safety-Kleen and other companies, our business could be materially affected. We may learn additional information about Safety-Kleen and the other acquired companies that adversely affects us, such as unknown liabilities or other issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.

Risks Particularly Affecting Our Environmental Services Business
We assumed significant environmental liabilities as part of our past acquisitions and may assume additional such liabilities as part of future acquisitions. Our financial condition, results of operations and cash flows would be adversely affected if we were required to pay such liabilities more rapidly or in greater amounts than we now estimate or may estimate in connection with future acquisitions.
We have accrued environmental liabilities valued as of December 31, 2012, at $221.5 million, substantially all of which we assumed in connection with our acquisitions of substantially all of the assets of the Chemical Services Division, or "CSD," of Safety-Kleen Corp. in 2002, Teris LLC in 2006, one of two solvent recycling facilities we purchased from Safety-Kleen Services, Inc. in 2008, and the remaining Safety-Kleen facilities acquired as part of our acquisition of Safety-Kleen in 2012. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.
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
We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2012, our total estimated closure and post-closure costs requiring financial assurance by regulators (other than for Safety-Kleen's facilities acquired as part of our acquisition of Safety-Kleen on December 28, 2012) were $343.1 million for our U.S. facilities and $22.4 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities (other than those acquired as part of the Safety-Kleen acquisition) from a qualified insurance company, Zurich Insurance N.A., and its affiliated companies. The closure and post-closure obligations of our U.S. facilities (other than those acquired as part of the Safety-Kleen acquisition) are insured by an insurance policy written by Steadfast Insurance Company (a unit of Zurich Insurance N.A.), which will expire in 2013. Our Canadian facilities (other than those acquired as part of the Safety-Kleen acquisition) utilize surety bonds provided through Zurich Insurance Company (Canada), which expire at various dates throughout 2013. In connection with obtaining such insurance and surety bonds, we have provided to Steadfast Insurance Company $73.5 million of letters of credit which we obtained from our lenders under our revolving credit agreement.
As of December 31, 2012, Safety-Kleen’s total estimated closure, post-closure costs and corrective action costs requiring financial assurance by regulators were $46.8 million for Safety-Kleen’s U.S. facilities and $5.3 million for Safety-Kleen’s Canadian facilities. Safety-Kleen has obtained all of the required U.S. financial assurance for its facilities from a qualified insurance company, XL Insurance Company, and its affiliated companies, which will expire in 2013, except for Safety-Kleen’s Pennsylvania facilities which utilize letters of credit. In connection with obtaining such insurance for its U.S. facilities, Safety-Kleen has provided to XL Insurance Company a $5.0 million letter of credit which Safety-Kleen obtained from its lenders under its revolving credit agreement. Safety-Kleen’s Canadian facilities utilize surety bonds provided through Travelers Insurance Company (Canada), which will expire in 2014, and letters of credit.
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
Our operations are significantly affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary significantly from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years. In particular, our participation in oil spill response efforts in Yellowstone, Montana generated third party revenues for the year ended December 31, 2011 of $43.6 million, which accounted for approximately 2% of total revenues, and our participation in oil spill response efforts in both the Gulf of Mexico and Michigan generated third party revenues for the year ended December 31, 2010 of $253.0 million, which accounted for approximately 15% of total revenues. We cannot expect such event revenue to reoccur in 2013.
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
Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. In the past, practices have resulted in releases of regulated materials at and from certain of our facilities, or the disposal of regulated materials at third party sites, which may require investigation and remediation, and potentially result in claims of personal injury, property damage and damages to natural resources. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities. We are currently conducting remedial activities at certain of our facilities and paying a portion of the remediation costs at certain sites owned by third parties. While, based on available information, we do not believe these remedial activities will result in a material effect upon our operations or financial condition, these activities or the discovery of previously unknown conditions could result in material costs.
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
Environmental and land use laws also impact our ability to expand our facilities. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we were to comply with all applicable environmental laws, there is no guarantee that we would be able to obtain the requisite permits from the applicable governmental authorities, and, even if we could, that permit (and any existing permits we currently hold) will be extended or modified as needed to fit out business needs.
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
Additional Risks Relating to Our Recent Acquisition of Safety-Kleen
In addition to the risks described above which are applicable to our environmental services and energy and industrial services businesses (as those businesses were expanded by our acquisition of Safety-Kleen on December 28, 2012), our acquisition of Safety-Kleen resulted in our becoming subject to certain additional risks, including in the particular the following:
Safety-Kleen’s revenues are relatively concentrated among a small number of its largest customers.
In 2012, Safety-Kleen’s ten largest customers accounted for approximately 24% of its total revenues and its largest customer accounted for approximately 7% of its total revenues. If one or more of Safety-Kleen’s significant customers were to cease doing business with Safety-Kleen or significantly reduce or delay the purchase of products or services from it, our business, financial condition and results of operations could be materially and adversely affected. In addition, Safety-Kleen is subject to credit risk associated with the concentration of its accounts receivable from its customers. None of Safety-Kleen’s accounts receivable are covered by collateral or credit insurance. If one or more of its significant customers or if any material portion of Safety-Kleen’s other customers were to fail to pay Safety-Kleen on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. Additionally, future consolidation of Safety-Kleen’s customers or additional concentration of market share among its customers may increase its credit risk.

Fluctuations in oil prices may have a negative effect on Safety-Kleen’s future results of operations derived from its oil re-refining and recycling business.
A significant portion of Safety-Kleen’s business involves collecting used oil from certain of its customers, re-refining a portion of such used oil into base and blended lubricating oils, and then selling both such re-refined oil and the excess recycled oil which Safety-Kleen does not currently have the capacity to re-refine, or ‘‘RFO,’’ to other customers. The prices at which Safety-Kleen sells its re-refined oil and RFO are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, Safety-Kleen typically will charge a higher or lower corresponding price for its re-refined oil and RFO. The price at which Safety-Kleen sells its re-refined oil and RFO is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for Safety-Kleen’s RFO. The cost to collect used oil, including the amounts Safety-Kleen must pay to obtain used oil and the fuel costs of its oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices Safety-Kleen can charge for its re-refined oil and RFO and the costs to collect and re-refine used oil and process RFO typically increase and decrease together, there is no assurance that when Safety-Kleen’s costs to collect and re-refine used oil and process RFO increase it will be able to increase the prices it charges for its re-refined oil and RFO to cover such increased costs or that the costs to collect and re-refine used oil and process RFO will decline when the prices it can charge for re-refined oil and RFO decline. These risks are exacerbated when there are rapid fluctuations in these oil indices.
The price at which Safety-Kleen purchases used oil from its large customers through its oil collection services is generally fixed for a period of time by contract, in some cases for up to 90 days. Because the price Safety-Kleen pays for a majority of its used oil is fixed for a period of time and it can take up to eight weeks to transport, re-refine and blend collected used oil into Safety-Kleen’s finished blended lubricating oil products, Safety-Kleen typically experiences margin contraction during periods when the applicable index rates decline. If the index rates decline rapidly, Safety-Kleen may be locked into paying higher than market prices for used oil during these contracted periods while the prices it can charge for its finished oil products decline. If the prices Safety-Kleen charges for its finished oil products and the costs to collect and re-refine used oil and process RFO do not move together or in similar magnitudes, Safety-Kleen’s profitability may be materially and negatively impacted.
Safety-Kleen has entered into several commodity derivatives since 2011, which are comprised of cashless collar contracts related to crude oil prices, in each case, where Safety-Kleen sold a call option to a bank and then purchased a put option from the same bank, in order to manage against significant fluctuations in crude oil prices, which are closely correlated with indices discussed above. However, these commodity derivatives are designed to only mitigate Safety-Kleen’s exposure to declines in these oil indices below a price floor, and Safety-Kleen will not be protected and its profitability may be materially and negatively impacted by declines above the price floor. In addition, these commodity derivatives will limit Safety-Kleen’s potential benefit when these oil indices increase above a price cap because Safety-Kleen will be required to make payments in that circumstance. Furthermore, Safety-Kleen’s current commodity derivatives expire at various intervals, and there is no assurance that we will be able to enter into commodity derivatives in the future with acceptable terms.
Environmental laws and regulations have adversely affected and may adversely affect Safety-Kleen's parts cleaning and other solvent related services.
In connection with its parts cleaning and other solvent related services, Safety-Kleen has been subject to fines and certain orders requiring it to take environmental remedial action. In fiscal years 2012 and 2011, Safety-Kleen paid a total of approximately $365,000 and $190,000, respectively, for such fines, including fines arising in previous years. In 2009, Safety-Kleen recorded as an expense a $15.0 million settlement with the South Coast Air Quality Management District, or ‘‘SCAQMD,’’ in southern California and other regulatory agencies for alleged civil violations of SCAQMD Rule 1171, which prohibits the use of solvent, except for certain exempt uses, in the district. Safety-Kleen paid this settlement and is currently in compliance with SCAQMD Rule 1171. However, in the future, Safety-Kleen may be subject to monetary fines, civil or criminal penalties, remediation, cleanup or stop orders, injunctions, orders to cease or suspend certain practices or denial of permits required for the operation of its facilities. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on Safety-Kleen’s financial condition and results of operations.
Recent and potential changes in environmental laws and regulations may also adversely affect in the future Safety-Kleen's parts cleaning and other solvent related services. In particular, there has been a regulatory-driven shift away from solvents having higher volatile organic compounds, or ‘‘VOC,’’ as evidenced by the recent move of the Ozone Transport Commission representing several states to reduce the VOC limits for various products, including solvent used for parts cleaning or with paint-gun cleaning equipment. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require Safety-Kleen to modify or curtail its operations or replace or upgrade its facilities or equipment at substantial costs, which we may not be able to pass on to our customers, and we may choose to indemnify our customers from any fines or penalties they may incur as a result of these new laws and regulations. On the other hand, in some cases if new laws and regulations are less stringent, Safety-Kleen’s customers or competitors may be able to manage waste more effectively themselves, which could decrease the need for Safety-Kleen’s services or increase competition, which could adversely affect Safety-Kleen’s results of operations.

Safety-Kleen is subject to existing and potential product liability lawsuits.

Safety-Kleen has been named as a defendant in various product liability lawsuits in various courts and jurisdictions throughout the United States from time to time. As of December 31, 2012, Safety-Kleen was involved in approximately 64 proceedings (including cases which have been settled but not formally dismissed) wherein persons claimed personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Although Safety-Kleen maintains insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), this insurance may not provide coverage for potential awards of punitive damages against Safety-Kleen. Although Safety-Kleen vigorously defends itself and the safety of its products against all of these claims (and we intend to continue defending these claims), these matters are subject to many uncertainties and outcomes are not predictable with assurance. Safety-Kleen may also be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available. If one or more of these claims is decided unfavorably against Safety-Kleen and the plaintiffs are awarded punitive damages, or if the claim is one for which insurance coverage may not be available, our financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of these claims were decided unfavorably against Safety-Kleen, such outcome may encourage even more lawsuits against us.

Safety-Kleen is dependent on third parties for the manufacturing of the majority of its equipment.

Safety-Kleen does not manufacture the majority of the equipment, including parts washers, that Safety-Kleen places at customer sites. Accordingly, Safety-Kleen relies on a limited number of third party suppliers for manufacturing this equipment. The supply of third party equipment could be interrupted or halted by a termination of Safety-Kleen’s relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If Safety-Kleen is not able to retain these providers or obtain its requests from these providers, Safety-Kleen may not be able to obtain alternate providers in a timely manner or on economically attractive terms, and as a result, Safety-Kleen may not be able to compete successfully for new business, complete existing engagements profitably or retain its existing customers. Additionally, if Safety-Kleen’s third party suppliers provide it with defective equipment, it may be subject to reputational damage or product liability claims which may negatively impact its reputation, financial condition and results of operations. Further, Safety-Kleen generally does not have long term contracts with its third party suppliers, and as a result these suppliers may increase the price of the equipment they provide to Safety-Kleen, which may hurt Safety-Kleen’s results of operations.
Risks Relating to Our Level of Debt, Letters of Credit and Senior Unsecured Notes
Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2012, we had outstanding $1.4 billion of senior unsecured notes and $132.6 million of letters of credit (which total includes $46.0 million of back-up letters of credit we obtained under our revolving credit facility in connection with our December 28, 2012 acquisition of Safety-Kleen). Our substantial levels of outstanding debt and letters of credit may:

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

Our ability to make scheduled payments of principal or interest with respect to our debt, including our outstanding notes, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and on our future financial results. If we are unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.
Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.
Although our revolving credit agreement and the indentures governing the notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional amount of indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2012 up to an additional approximately $117.4 million for purposes of additional borrowings and letters of credit, and on January 17, 2013 we increased our $250.0 million revolving credit facility to a $400.0 million revolving credit facility, thereby increasing our approximately $117.4 million of availability at December 31, 2012 to approximately $267.4 million. The revolving credit agreement and the indentures governing our outstanding notes also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks will increase.

The covenants in our debt agreements restrict our ability to operate our business and might lead to a default under our debt agreements.
Our revolving credit agreement and the indentures governing our outstanding notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

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
Our revolving credit agreement and the indentures governing our outstanding notes also contain cross-default and cross-acceleration provisions. Under these provisions, a default or acceleration under one instrument governing our debt may constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal executive offices are in Norwell, Massachusetts where approximately 137,000 square feet is leased under arrangements expiring in 2022. There are also regional administrative offices in Texas, South Carolina and Alberta, Canada.

Our principal property, plant and equipment consist of land, landfill assets and buildings (primarily incinerators, wastewater treatment plants, TSDFs and oil re-refining facilities), vehicles and equipment (including environmental remediation equipment). We have 51 active permitted hazardous waste or nonhazardous waste management properties, two oil re-refining facilities, and other properties more fully described under “Other Facilities and Properties” below. Our most significant properties are our incinerators, landfills and TSDFs which are included in our Technical Services segment and our oil re-refining facilities which we acquired as part of our 2012 acquisition of Safety-Kleen.
Our properties are sufficient and suitable to our needs. The following tables set forth certain information as of December 31, 2012 regarding our properties. Our principal owned operating properties located in the United States are mortgaged as collateral under our revolving credit facility.
Hazardous Waste Management Properties
Included in our 51 active hazardous waste management properties are five incineration locations, nine commercial landfills, seven wastewater treatment plants, 20 TSDFs, two solvent recycling facilities and eight facilities which specialize in PCB management, oil and used oil products recycling. Some of our properties offer multiple capabilities.
Incinerators.    As of December 31, 2012, we owned five operating incineration facilities containing a total of eight incinerators as follows:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2012
Arkansas	2	95,072	90.8%
Nebraska	1	58,808	76.7%
Utah	1	66,815	87.2%
Texas	3	165,500	95.1%
Ontario, Canada	1	93,696	92.2%
	8	479,891	90.3%
Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by a fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate one active hazardous waste liquid injection incinerator. In the fourth quarter of 2011, we temporarily idled for approximately 18 months an additional hazardous waste incinerator which we own in Ville Mercier, Quebec. The incinerator in Ville Mercier is not reflected in the numbers shown above. Factors influencing the decision included additional disposal capacity acquired in 2011, declining local market conditions in Quebec, and our ability to transfer waste streams to our other facilities.
Landfills.    In the United States and Canada, we operate nine commercial landfills as described in the following table:

	# of Facilities	Remaining Highly Probable Airspace (cubic yards, in thousands)	Remaining Lives (Years)
California	2	10,797	29 and 64
Colorado	1	2,123	42
North Dakota	1	2,700	11
Oklahoma	1	3,323	16
Texas	1	848	13
Utah	1	2,130	24
Alberta, Canada	1	758	4
Ontario, Canada	1	6,284	64
	9	28,963
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
Other Facilities and Properties
Service Centers and Satellite Locations.    We operate 173 additional service centers and satellite or support locations, which occasionally move to other locations as operations and space requirements change, of which 25 are owned and 148 are leased.
Safety-Kleen. In addition to the two oil re-refineries mentioned above, as part of the acquisition of Safety-Kleen we also acquired: (i) 155 branches which serve as principal sales and service centers from which we provide parts cleaning services, containerized waste services, oil collection services and other environmental services; ten accumulation centers used for accumulating waste from the branches; nine recycling centers used to recycle used solvent and process other chemicals and waste streams picked up from customers; 19 oil terminals which collect or process used oil prior to delivery to refineries or distribution as RFO; five distribution centers used to distribute new products and redistribute recycled products; and one manufacturing facility used to manufacture parts cleaning machines. The leased properties include 55 branches, two accumulation centers, one recycling center, six oil terminals and three distribution centers. The facilities are located in 45 U.S. states, four Canadian provinces, and Puerto Rico.
We own the two oil re-refineries and refine approximately 160 million gallons per year of used oil into high quality base oils. One refinery is located in East Chicago, Indiana and the other is located in Breslau, Ontario.
Inactive Facilities.    In addition to the active facilities and properties described above, we own a total of 19 properties which are now closed or inactive, most of which were acquired in 2002 as part of the CSD assets due to our assumption of the remediation liabilities associated with such properties or our closure of such sites. The principal inactive facilities are a closed incinerator and landfill in Baton Rouge, Louisiana, closed incinerators in Roebuck, South Carolina, Coffeyville, Kansas and Bridgeport, New Jersey, and closed wastewater treatment facilities in Cleveland, Ohio and Plaquemine, Louisiana. We gave notice to the regulators and stopped accepting wastes at Plaquemine in 2006. Additionally, as noted above, in the fourth quarter of 2011, we temporarily idled for approximately 18 months our hazardous waste incinerator in Ville Mercier, Quebec.
ITEM 3.    LEGAL PROCEEDINGS
See Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a description of legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange under the symbol CLH. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by the New York Stock Exchange. The data included in the following table reflects the retroactive effect of our two-for-one stock split effective July 16, 2011.

2012	High	Low
First Quarter	$71.63	$60.18
Second Quarter	69.25	54.03
Third Quarter	61.99	47.61
Fourth Quarter	61.72	46.94

2011	High	Low
First Quarter	$50.94	$40.28
Second Quarter	53.05	46.80
Third Quarter	59.35	46.00
Fourth Quarter	64.68	45.05
On February 14, 2013, the closing price of our common stock on the New York Stock Exchange was $51.59 and there were 373 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 34,000 additional stockholders beneficially held the shares in street name on that date.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement and indentures limit the amount of cash dividends we could pay on our common stock. See "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, and an index of environmental services companies (custom peer group) compiled by CoreData. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2007, when our common stock closed at $25.85 per share.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, AND CUSTOM PEER GROUP
ASSUMES $100 INVESTED ON JAN. 01, 2008
ASSUMES DIVIDEND REINVESTED
Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the fiscal quarter and year ended December 31, 2012, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.
ITEM 6.    SELECTED FINANCIAL DATA
The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report and in the annual reports we previously filed with the SEC. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this report.

	For the Year Ended December 31,
	2012 (1)	2011	2010	2009	2008
	(in thousands except per share amounts)
Income Statement Data:
Revenues	$2,187,908	$1,984,136	$1,731,244	$1,074,220	$1,030,713
Cost of revenues (exclusive of items shown separately below)	1,540,621	1,379,991	1,210,740	753,483	707,820
Selling, general and administrative expenses	273,520	254,137	205,812	163,157	159,674
Accretion of environmental liabilities	9,917	9,680	10,307	10,617	10,776
Depreciation and amortization	161,646	122,663	92,473	64,898	44,471
Income from operations	202,204	217,665	211,912	82,065	107,972
Other (expense) income	(802)	6,402	2,795	259	(119)
Loss on early extinguishment of debt	(26,385)	—	(2,294)	(4,853)	(5,473)
Interest expense, net	(47,287)	(39,389)	(27,936)	(15,999)	(8,403)
Income from continuing operations before (benefit) provision for income taxes	127,730	184,678	184,477	61,472	93,977
(Benefit) provision for income taxes (2)	(1,944)	57,426	56,756	26,225	36,491
Income from continuing operations	129,674	127,252	127,721	35,247	57,486
Income from discontinued operations, net of tax	—	—	2,794	1,439	—
Net income	$129,674	$127,252	$130,515	$36,686	$57,486
Earnings per share: (3)
Basic	$2.41	$2.40	$2.48	$0.74	$1.28
Diluted	$2.40	$2.39	$2.47	$0.74	$1.26
Cash Flow Data:
Net cash from operating activities	$324,365	$179,531	$224,108	$93,270	$109,590
Net cash from investing activities	(1,572,636)	(480,181)	(125,687)	(118,391)	(84,515)
Net cash from financing activities	1,217,868	258,740	(32,230)	3,584	116,795
Other Financial Data:
Adjusted EBITDA (4)	$373,767	$350,008	$314,692	$157,580	$163,219

	At December 31,
	2012 (1)	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Working capital	$517,741	$510,126	$446,253	$386,930	$307,679
Goodwill	593,771	122,392	60,252	56,085	24,578
Total assets	3,825,806	2,085,803	1,602,475	1,401,068	898,336
Long-term obligations (including current portion) (5)	1,407,971	538,888	278,800	301,271	53,630
Stockholders' equity (3)	1,432,072	900,987	780,827	613,825	429,045
___________________________________________

(1)
Includes Safety-Kleen which was acquired on December 28, 2012 - see Note 3, "Business Combinations," to the consolidated financial statements. Due to the immateriality of the amounts, no revenue, expense, income or loss of Safety-Kleen is included in our results of operations for the year ended December 31, 2012.

(2)
For fiscal year 2012, the benefit includes a decrease in unrecognized tax benefits of $52.4 million as a result of the expiration of statute of limitation periods related to an historical Canadian debt restructure. For fiscal year 2011, the provision includes a decrease in unrecognized tax benefits of $6.5 million of which $5.7 million was due to expiring statute of limitation periods related to an historical Canadian business combination and the remaining $0.8 million was related to the conclusion of examinations with state taxing authorities, the expiration of various state statutes of limitation periods, and a change in estimate of a previous liability. For fiscal year 2010, the provision includes a decrease in unrecognized tax benefits of $14.3 million. Approximately $13.2 million was due to the expiration of statute of limitation periods related to an historical Canadian business combination and the remaining $1.1 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.

(3)
We issued: (i) 5.75 million (stock-split adjusted) shares of common stock in April 2008 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters' discount and offering expenses payable by us) of $173.5 million; (ii) 4.8 million (stock-split adjusted) shares of common stock in July 2009 to the former holders of Eveready common shares as partial consideration for our acquisition of Eveready; and (iii) 6.9 million shares of our common stock in December 2012 upon the closing of a public offering for aggregate net proceeds (after deducting the underwriters’ discount and offering expenses payable by us) of $368.0 million.

Basic and diluted earnings per share based on income from continuing operations for 2010 were $2.43 and 2.42 per share, respectively, and for 2009, they were both $0.71 per share.

(4)
For all periods presented, "Adjusted EBITDA" consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. We also exclude loss on early extinguishment of debt, other (income) expense, and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. See below for a reconciliation of Adjusted EBITDA to both net income and net cash provided by operating activities for the specified periods. Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders and to our board of directors and discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, largely because we believe that this measure is indicative of the how the fundamental business is performing and is being managed.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income	$129,674	$127,252	$130,515	$36,686	$57,486
Accretion of environmental liabilities	9,917	9,680	10,307	10,617	10,776
Depreciation and amortization	161,646	122,663	92,473	64,898	44,471
Other expense (income)	802	(6,402)	(2,795)	(259)	119
Loss on early extinguishment of debt	26,385	—	2,294	4,853	5,473
Interest expense, net	47,287	39,389	27,936	15,999	8,403
(Benefit) provision for income taxes	(1,944)	57,426	56,756	26,225	36,491
Income from discontinued operations, net of tax	—	—	(2,794)	(1,439)	—
Adjusted EBITDA	$373,767	$350,008	$314,692	$157,580	$163,219

The following reconciles Adjusted EBITDA to net cash provided by operating activities for the following years ended December 31 (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Adjusted EBITDA	$373,767	$350,008	$314,692	$157,580	$163,219
Interest expense, net	(47,287)	(39,389)	(27,936)	(15,999)	(8,403)
Benefit (provision) for income taxes	1,944	(57,426)	(56,756)	(26,225)	(36,491)
Income from discontinued operations, net of tax	—	—	2,794	1,439	—
Allowance for doubtful accounts	1,213	759	1,043	1,006	267
Amortization of deferred financing costs and debt discount	1,793	1,572	2,921	1,997	1,915
Change in environmental liability estimates	(8,458)	(2,840)	(8,328)	(4,657)	(2,047)
Deferred income taxes	34,163	37,836	4,919	4,830	3,197
Stock-based compensation	7,494	8,164	7,219	968	3,565
Excess tax benefit of stock-based compensation	(2,556)	(3,352)	(1,751)	(481)	(3,504)
Income tax benefits related to stock option exercises	2,546	3,347	1,739	474	3,534
Eminent domain compensation	—	3,354	—	—	—
Gain on sale of businesses	—	—	(2,678)	—	—
Prepayment penalty on early extinguishment of debt	(21,044)	—	(900)	(3,002)	(3,552)
Environmental expenditures	(11,191)	(11,319)	(10,236)	(8,617)	(14,268)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	54,373	(65,210)	(49,411)	(11,429)	17,221
Inventories and supplies	(12,871)	(11,696)	(3,129)	(14,512)	(4,542)
Other current assets	9,334	(25,065)	(7,421)	15,605	10,071
Accounts payable	5,930	(8,116)	38,553	5,050	(17,763)
Other current liabilities	(64,785)	(1,096)	18,774	(10,757)	(2,829)
Net cash from operating activities	$324,365	$179,531	$224,108	$93,270	$109,590

(5)	Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities and capital lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Management's Discussion and Analysis contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report entitled Item 1A, "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the SEC, including our quarterly reports on Form 10-Q to be filed during 2013.
General
We are a leading provider of environmental, energy and industrial services throughout North America. During 2012, we reported our business in four reportable segments, consisting of:

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

•
Oil and Gas Field Services—provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

During the quarter ended March 31, 2012, we re-assigned certain departments among our Technical Services, Field Services, Industrial Services and Oil and Gas Field Services segments to support management reporting changes. We have recast the 2011 and 2010 segment information presented below to conform to our 2012 segmentation reporting.
On December 28, 2012, we acquired 100% of the outstanding common shares of Safety-Kleen, Inc. for approximately $1.3 billion (see Recent Developments below). Prior to the acquisition, Safety-Kleen and its wholly-owned subsidiaries (collectively, "Safety-Kleen") reported its business in two reportable segments, consisting of:

•	Oil Re-Refining Services—processes used oil at two owned and operated oil re-refineries into high quality base and blended lubricating oils, which are then sold to third party customers.

•
Environmental Services—provides a broad range of environmental services, such as parts cleaning, containerized waste services, oil collection, recycling of oil in excess of current re-refining capacity into recycled fuel oil which is then sold to third parties, and other complimentary products and services, including vacuum services, allied products, total project management and other environmental services.

As stated in Item 8, "Financial Statements and Supplementary Data," no revenue, expense, income or loss of Safety-Kleen is included in our consolidated results of operations for the year ended December 31, 2012 due to the immateriality of the operating results subsequent to the December 28, 2012 acquisition date. Safety-Kleen's balance sheet amounts have been reported in total for purposes of our consolidated balance sheet and the segment disclosures as of December 31, 2012. With the acquisition, we are reviewing our consolidated operations and organizational structure on a go forward basis. We expect to adjust our reportable segments and reporting units in the first quarter of our 2013 fiscal year after completion of our review.

Recent Developments
Acquisition of Safety-Kleen
On December 28, 2012, we acquired 100% of the outstanding common shares of Safety-Kleen, Inc. for approximately $1.3 billion. The purchase price consisted of an all-cash purchase price of $1.25 billion, plus a $7.3 million adjustment for the amount by which the estimated net working capital (excluding cash) of Safety-Kleen, Inc. and its subsidiaries (collectively "Safety-Kleen") on the closing date exceeded $50.0 million. The purchase price is subject to adjustment upon finalization of Safety-Kleen's net working capital balance (excluding cash) as of the closing date. We financed the purchase through a combination of approximately $300.0 million of existing cash, $369.5 million in net proceeds from our public offering of 6.9 million shares of our common stock, and approximately $589.0 million in net proceeds from our private debt offering of $600.0 million of 5.125% senior unsecured notes due 2021. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services to commercial, industrial and automotive customers. In conjunction with the transaction, Safety-Kleen, Inc. and its subsidiaries became wholly-owned subsidiaries of Clean Harbors. We acquired Safety-Kleen because we believe Safety-Kleen is a good strategic fit, enabling us to (i) penetrate the small quantity waste generator market, (ii) broaden our waste treatment capabilities to include re-refining waste oil and expanded recycling capabilities, (iii) drive a substantial increase in waste volumes into our existing waste disposal treatment network, (iv) capitalize on the growing demand for recycled products including re-refined oil, (v) enhance our commitment to sustainability, (vi) leverage the combined sales forces to maximize cross-selling opportunities, (vii) add an immediately accretive (exclusive of transaction costs) business to accelerate growth, (viii) leverage operating efficiencies through the combined company and (ix) add to our cash flow.
Public Offering of 6.9 Million Common Shares

On December 3, 2012, we issued 6.9 million shares of our common stock, including 900,000 shares of common stock issued upon exercise of the underwriters' option, at a public offering price of $56.00 per share. After deducting the underwriter discount and offering expenses, we received net proceeds of $369.5 million from the issuance which we used to pay a portion of the purchase price to acquire Safety-Kleen on December 28, 2012.

$600.0 Million Private Debt Offering
On December 7, 2012, we issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes").  The 2021 Notes bear interest at a rate of 5.125% per annum and mature on June 1, 2021. Interest is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2013. We may redeem some or all of the 2021 Notes before maturity at stated redemption prices. See Note 11, "Financing Arrangements," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a more detailed description of the 2021 Notes. After deducting the initial purchasers' discount and offering expenses, we received net proceeds of approximately $589.0 million from the issuance which we used to pay a portion of the purchase price to acquire Safety-Kleen on December 28, 2012.
$800.0 Million Private Debt Offering
On July 30, 2012, we issued $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020 (“2020 Notes”). The 2020 Notes bear interest at a rate of 5.25% per annum and mature on August 1, 2020. Interest is payable semi-annually on August 1 and February 1 of each year, commencing on February 1, 2013. We may redeem some or all of the 2020 Notes before maturity at stated redemption prices. See Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," for a more detailed description of the 2020 Notes. After deducting the initial purchaser's discount and offering expenses, we received net proceeds of $752.8 million from the issuance, of which we used $490.0 million to finance the purchase and redemption of all of the then outstanding $490.0 million aggregate principal amount of our 7.625% senior secured notes, with the remaining net proceeds used to finance our 2012 acquisitions and for general corporate purposes.
Revolving Credit Facility
On January 17, 2013, we increased our previous $250.0 million revolving credit facility to a $400.0 million revolving credit facility as described further in Note 11, "Financing Arrangements," to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."
Other 2012 Acquisitions
We acquired (i) during the second quarter of 2012, all of the outstanding stock of a privately owned Canadian company which provides workforce accommodations, camp catering and fresh food services; (ii) during the third quarter of 2012, certain assets of a privately owned U.S. company that is engaged in the business of materials handling services that includes a variety of support equipment to provide customers with a sole source for any dredging and dewatering project; and (iii) during the fourth quarter of 2012, the shares and assets of certain subsidiaries of a privately owned company that is engaged in the business of providing catalyst loading and unloading services in the United States and Canada. The combined purchase price for these acquisitions was approximately $107.5 million, including the assumption and payment of debt of $7.7 million and post-closing adjustments of $0.7 million based upon the assumed target amounts of working capital.
Summary of Operations
During the year ended December 31, 2012, our revenues increased 10% to $2.19 billion compared with $1.98 billion during the year ended December 31, 2011. Revenues for the year ended December 31, 2012 included our emergency response efforts related to Hurricane Sandy of approximately $11.7 million. Revenues for the prior year included revenue from our emergency response efforts related to the Yellowstone River oil spill in Montana of $43.6 million.
Our Field Services revenues accounted for 11% of our total revenues for the year ended December 31, 2012. Exclusive of our emergency response efforts during the years ended December 31, 2012 and 2011, the year-over-year increase in Field Services revenues of approximately 5% resulted primarily from large-scale project work and ongoing maintenance work.
Our Technical Services revenues accounted for 43% of our total revenues for the year ended December 31, 2012. In our Technical Services segment, we achieved year-over-year revenue growth of 6%. Incinerator utilization was 90% for the year ended December 31, 2012, compared to 89% in 2011, and landfill volumes increased 58% year-over-year.
Our Industrial Services revenues accounted for 26% of our total revenues for the year ended December 31, 2012. The year-over-year increase in revenue of 24% was primarily due to continued investment in the oil sands region of Canada, incremental revenues from refinery turnaround work, revenues associated with our acquisitions, and high utilization rates at the camps in our lodging business.
Our Oil and Gas Field Services revenues accounted for 20% of our total revenues for the year ended December 31, 2012. The year-over-year increase of 16% was primarily due to contributions from our acquisitions.
Our costs of revenues increased from $1.38 billion for the year ended December 31, 2011 to $1.54 billion for the year ended December 31, 2012 primarily due to costs associated with our acquisitions in 2012 and 2011 and because of our increased revenues.  Our gross profit margin was 29.6% for the year ended December 31, 2012, which is down slightly from 30.4% in the same period last year.
Environmental Liabilities
The net reductions in our estimated environmental liabilities during each of 2012, 2011 and 2010 were due primarily to changes in estimates. The benefits over the past few years were primarily due to the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. The principal changes in estimates were from the following items:
In 2012, the net reduction of $8.5 million primarily related to five sites. Updates to the scope of future work at two sites led to a reduction in the related remedial liabilities; and installation of new technology at a third site and favorable environmental studies at a fourth site also led to a reduction in remedial liabilities. The estimated savings from these four sites were partially offset by an increase in non-landfill retirement liabilities of $1.1 million primarily related to one site where the timing of the closure was accelerated.
In 2011, the net reduction of $2.8 million primarily related to four sites. Installation of a solar array system led to lower estimated future utility costs at one site; favorable environmental studies and regulatory approvals were achieved at a second and third site; and utilization of internal labor rather than external contractors at the fourth site enabled us to reduce our estimate of remediation costs. The estimated savings from the four sites were partially offset by an increase in remedial liabilities recorded at a fifth site due to a change in estimated costs following finalization of the corrective action plan.
In 2010, the net reduction of $8.3 million primarily related to three sites. Favorable environmental studies at one site led to favorable regulatory approvals and a reduction in the remediation period; and implementation of solar sippers at a second site and installation of additional equipment at a third site resulted in reductions to the estimated future utility costs due to increased efficiencies.

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, allowance for doubtful accounts, accounting for landfills, non-landfill closure and post-closure liabilities, remedial liabilities, goodwill, permits and other intangible assets, insurance accruals, legal matters, and provision for income taxes. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements. See also Note 2, "Significant Accounting Policies," in Item 8, "Financial Statements and Supplementary Data," of this report, which discusses the significant assumptions used in applying our accounting policies.
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
Allowance for Doubtful Accounts.    We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectability of accounts that are large or past due. A considerable amount of judgment is required to make this assessment, based on detailed analysis of the aging of our receivables, the creditworthiness of our customers, our historical bad debts and other adjustments and current economic trends. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically our provision has been adequate.
Landfill Accounting.    We amortize landfill improvements and certain landfill-related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. We also utilize the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as discussed below, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. If it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time we make the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.
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
Exceptions to the criteria set forth above are approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of our Board of Directors. As of December 31, 2012, there was one unpermitted expansion at one location included in management's landfill calculation, which represented 20.96% of our remaining airspace at that date. As of December 31, 2012 and 2011, none of the unpermitted expansions were considered exceptions to management's established criteria described above. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2012 and 2011 was $26.7 million and $25.8 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities at least every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2012 and 2011 was $27.6 million and $9.1 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2012 and 2011 was $167.2 million and $135.3 million, respectively. See Note 10, "Remedial Liabilities," to our consolidated financial statements for the three years ended December 31, 2012, for the changes to the remedial liabilities during the years ended December 31, 2012 and 2011. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations, or in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third party. As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements for the three years ended December 31, 2012, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
We establish reserves for estimated environmental liabilities based on acceptable technologies when we determine the liability is appropriate. Introductions of new technologies are subject to successful demonstration of the effectiveness of the alternative technology and regulatory approval. We routinely review and evaluate the sites for which we have established estimated environmental liabilities reserves to determine if there should be changes in the established reserves. The changes in estimates are reflected as adjustments in the ordinary course of business in the period when we determine that an adjustment is appropriate as new information becomes available. Upon demonstration of the effectiveness of the alternative technology and applicable regulatory approval, we update our estimated cost of remediating the affected sites.

Goodwill.    Goodwill is assessed for impairment at least annually and as triggering events occur. Such triggering events include, but are not limited to:

•	A significant adverse change in legal factors or in the business climate,

•	An adverse action or assessment by a regulator,

•	Cash or operating losses at the reporting unit, or

•	Market capitalization that is below book value.
Our management tests for impairment by comparing the fair value of each reporting unit to the carrying value of the net assets assigned to each reporting unit, including goodwill. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of impairment loss. When the fair value of the respective reporting units significantly exceeds the carrying value, we utilize the income method only as we believe the income approach more appropriately captures the specific growth and risk profile of the reporting units; whereas the market approach requires a qualitative assessment of a reporting unit's risk profile and growth prospects to selected, reasonably similar guideline publicly-traded companies which we believe is less specific to our business. We corroborate our approach by considering other factors such as the fair value of comparable companies to our reporting units, and also perform a reconciliation of the fair value of all our reporting units to our overall market capitalization.
We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and / or qualitative factors. At December 31, 2012, we had five reporting units consisting of Technical Services, Field Services, Industrial Services, Lodging and Oil and Gas Field Services. We utilized the income approach (a discounted cash flow analysis) to determine the fair value of the Technical Services, Field Services, Industrial Services and Lodging reporting units as the fair value for these reporting units in 2012 significantly exceeded their respective carrying values. We corroborated our approach by considering other factors such as the fair value of comparable companies to our reporting units, and also performed a reconciliation of the fair value of all our reporting units to our overall market capitalization.
The fair value of the Oil and Gas Field Services reporting unit in 2012 was determined using a weighted average of the income approach and the market approach (a comparison to guideline companies), weighted primarily on the income approach. We utilized a weighted-average of the income approach and the market approach as the fair value under the income approach did not significantly exceed the carrying value due to lower than anticipated financial results of the reporting unit in the third quarter of 2012. The lower than anticipated results were primarily due to the repositioning of certain assets and rental equipment in the second and third quarters of 2012 to meet changing market conditions and unfavorable rain and weather conditions in Western Canada. These changes in the business negatively affected our revenues and profitability. The fair value of the reporting unit exceeded its carrying value by more than 10% at December 31, 2012. The financial performance of this reporting unit, which has a goodwill balance of approximately $39.8 million at December 31, 2012, is affected by fluctuations in oil and gas prices, and we have been closely monitoring its performance. As previously disclosed in our report on Form 10-Q for the third quarter of 2012, we assessed the performance of our Oil and Gas Field Services reporting unit in the third quarter of 2012 due to its lower than anticipated financial results. We performed an interim sensitivity analysis of the impact of the lower than anticipated results on the reporting unit's fair value in the third quarter, and concluded the fair value of the reporting unit more likely than not exceeds its carrying value at September 30, 2012. During 2013, we will continue to assess this reporting unit's performance.
As of December 31, 2011, the fair value of all our reporting units was determined using an income approach as the fair value for all reporting units significantly exceeded the respective carrying value. We corroborated our approach by considering other factors such as the fair value of comparable companies to our reporting units, and also performed a reconciliation of the fair value of all our reporting units to our overall market capitalization.
As of December 31, 2010, for the Industrial Services and Exploration Services reporting units, the estimated fair value was determined using a weighted average of the income approach and the market approach weighted primarily on the income approach. For the Technical Services, Field Services and Lodging reporting units, as of December 31, 2010, we utilized only the income approach to determine the fair value because the fair value for those reporting units has historically significantly exceeded the carrying value and there were no changes or events in the current year to indicate otherwise. We corroborated our approach by considering other factors such as the fair value of comparable companies to our reporting units, and also performed a reconciliation of the fair value of all our reporting units to our overall market capitalization.
Significant judgments are inherent in these analyses and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believe that the assumptions used in our impairment analyses are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The impairment analysis performed during the year ended December 31, 2012 utilized 2013 annual budgeted amounts. The discount rate assumptions were based on an assessment of our weighted average cost of capital (“WACC”). We did not record an impairment charge as a result of our goodwill impairment tests in 2012, 2011 and 2010 for our reporting units. We will continue to monitor the performance of our reporting units and if the business experiences adverse changes in these key assumptions, we will perform an interim goodwill impairment analysis.
Permits and Other Intangible Assets.    Our long-lived assets, including permits, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to assess whether a potential impairment exists, the assets' carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period that the events or changes in circumstances that indicated the carrying value of the assets may not be recoverable occurred. In the fourth quarter of 2011, we temporarily idled for approximately 18 months our hazardous waste incinerator in Ville Mercier, Quebec, which had a carrying value, including the permits, of $8.6 million as of December 31, 2012. We temporarily idled this facility due to additional disposal capacity acquired in 2011 and the declining local market conditions in Quebec. We performed an analysis of the carrying value of those long-lived assets in 2011 and 2012 and concluded that there was no impairment as the projected undiscounted cash flows substantially exceeded the carrying value of the assets.
There were no impairment charges during the years ended December 31, 2011 and 2010.
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
Legal Matters.    As described in Note 17, "Commitments and Contingencies," to the financial statements included in Item 8, "Financial Statements and Supplementary Data," we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2012, we had reserves of $38.6 million (substantially all of which we had established as part of the purchase price for the CSD assets) consisting of (i) $34.5 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in the $221.5 million accrued environmental liabilities as of December 31, 2012 for closure, post-closure and remediation, as described above, and (ii) $4.1 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $3.5 million more. Actual expenses incurred in future periods could differ materially from accruals established.
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

	Percentage of Total Revenues Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)	70.4	69.5	69.9	70.2	68.7
Selling, general and administrative expenses	12.5	12.8	11.9	15.2	15.5
Accretion of environmental liabilities	0.5	0.5	0.6	1.0	1.0
Depreciation and amortization	7.4	6.2	5.4	6.0	4.3
Income from operations	9.2	11.0	12.2	7.6	10.5
Other (expense) income	—	0.3	0.2	—	—
Loss on early extinguishment of debt	(1.2)	—	(0.1)	(0.4)	(0.5)
Interest expense, net	(2.2)	(2.0)	(1.6)	(1.5)	(0.8)
Income from continuing operations before provision for income taxes	5.8	9.3	10.7	5.7	9.2
(Benefit) provision for income taxes	(0.1)	2.9	3.3	2.4	3.6
Income from continuing operations	5.9	6.4	7.4	3.3	5.6
Income from discontinued operations, net of tax	—	—	0.1	0.1	—
Net income	5.9%	6.4%	7.5%	3.4%	5.6%
Segment data
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and compare Adjusted EBITDA contribution by operating segment for the years ended December 31, 2012 and 2011 and the years ended December 31, 2011 and 2010. See footnote 4 under Item 6, “Selected Financial Data,” for a description of the calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities. We consider the Adjusted EBITDA contribution from each operating segment to include revenue attributable to that segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Direct revenue is the revenue allocated to the segment performing the provided service. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment's Adjusted EBITDA contribution.
During the quarter ended March 31, 2012, we re-assigned certain departments among our segments to support management reporting changes. Accordingly, we re-allocated shared departmental costs among our segments. We have recast the 2011 and 2010 segment information presented in the tables below to conform to the current year presentation. These tables and subsequent discussions should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” of this report and in particular Note 18, “Segment Reporting,” to such financial statements.

Year ended December 31, 2012 versus Year ended December 31, 2011

	Summary of Operations (in thousands)
	December 31,
	2012	2011	$ Change	% Change
Direct Revenues:
Technical Services	$937,754	$885,374	$52,380	5.9%
Field Services	239,968	260,312	(20,344)	(7.8)
Industrial Services	581,648	469,950	111,698	23.8
Oil and Gas Field Services	428,932	369,190	59,742	16.2
Corporate Items	(394)	(690)	296	(42.9)
Total	2,187,908	1,984,136	203,772	10.3
Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	615,346	572,496	42,850	7.5
Field Services	187,949	196,285	(8,336)	(4.2)
Industrial Services	407,667	335,538	72,129	21.5
Oil and Gas Field Services	319,991	266,591	53,400	20.0
Corporate Items	9,668	9,081	587	6.5
Total	1,540,621	1,379,991	160,630	11.6
Selling, General & Administrative Expenses:
Technical Services	77,419	77,204	215	0.3
Field Services	26,932	24,875	2,057	8.3
Industrial Services	34,058	30,877	3,181	10.3
Oil and Gas Field Services	33,132	26,216	6,916	26.4
Corporate Items	101,979	94,965	7,014	7.4
Total	273,520	254,137	19,383	7.6
Adjusted EBITDA(2):
Technical Services	244,989	235,674	9,315	4.0
Field Services	25,087	39,152	(14,065)	(35.9)
Industrial Services	139,923	103,535	36,388	35.1
Oil and Gas Field Services	75,809	76,383	(574)	(0.8)
Corporate Items	(112,041)	(104,736)	(7,305)	7.0
Total	$373,767	$350,008	$23,759	6.8%
_______________________________________

(1)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)	See footnote 4 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.
Revenues
Technical Services revenues increased 5.9%, or $52.4 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to an increase in volumes being processed through our incinerators and landfills.
Field Services revenues decreased 7.8%, or $20.3 million, in the year ended December 31, 2012 from the comparable period in 2011. Field Services performed $43.6 million of emergency response work related to the Yellowstone River oil spill in Montana during the year ended December 31, 2011 and performed approximately $11.7 million of emergency response work associated with Hurricane Sandy during the year ended December 31, 2012.
Industrial Services revenues increased 23.8%, or $111.7 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to an increase in our lodging business ($78.6 million), growth in the oil sands region of Canada, and an increase in a broad array of our specialty services. These increases resulted partially from revenues associated with our acquisitions in 2012 and 2011, including Peak in June 2011.

Oil and Gas Field Services revenues increased 16.2%, or $59.7 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to fluids handling and surface rentals activity related to our acquisition of Peak in June 2011 ($38.4 million) and increased exploration activities partially from revenues associated with an acquisition in July 2011 ($26.3 million), offset partially by a reduction in the energy services business ($12.3 million).
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Cost of Revenues
Technical Services cost of revenues increased 7.5%, or $42.9 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to increases in salary and labor expenses ($11.6 million), outside disposal and rail costs ($6.1 million), materials for reclaim costs ($4.1 million), chemicals and consumables expenses ($3.0), subcontractor fees ($2.8 million), outside transportation costs ($2.8 million), vehicle and equipment repair costs ($1.8 million), and changes in environmental estimates ($1.0 million), offset partially by a decrease in utilities costs ($1.7 million).
Field Services cost of revenues decreased 4.2%, or $8.3 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to decreased emergency response work. During the year ended December 31, 2011 Field Services performed emergency response work on the Yellowstone River oil spill in Montana. This reduction was partially offset by emergency response work performed during the year ended December 31, 2012 associated with Hurricane Sandy.
Industrial Services cost of revenues increased 21.5%, or $72.1 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to increased salary and labor expenses ($41.2 million), material and supplies expenses ($16.5 million), catering costs associated with the increased lodging services revenues ($6.9 million) and equipment rental fees ($4.1 million). These increases resulted partially from costs associated with our acquisitions in 2012 and 2011, including Peak in June 2011.
Oil and Gas Field Services cost of revenues increased 20.0%, or $53.4 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to salary and labor expenses ($26.6 million), subcontractor fees ($7.4 million), travel costs ($4.3 million), vehicle expenses ($4.2 million), rent expense ($3.9 million), equipment repair expenses ($2.9 million) and equipment rental fees ($2.3 million), offset partially by decreases in foreign exchange costs ($2.3 million). These net increases resulted partially from costs associated with our acquisitions in 2011.
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications and upgrades at our facilities, and implementation of strategic sourcing initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through a strategic sourcing initiative. No assurance can be given that our efforts to reduce future operating expenses will be successful.
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 0.3%, or $0.2 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to increased salaries expense.
Field Services selling, general and administrative expenses increased 8.3%, or $2.1 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to increased salaries expense.
Industrial Services selling, general and administrative expenses increased 10.3%, or $3.2 million, in the year ended December 31, 2012 from the comparable period in 2011 primarily due to our 2012 acquisitions resulting in increased salaries expense.
Oil and Gas Field Services selling, general and administrative expenses increased 26.4%, or $6.9 million, in the year ended December 31, 2012 from the comparable period in 2011. The increase was primarily due to our 2011 acquisitions resulting in increases in salaries and travel expense.
Corporate Items selling, general and administrative expenses increased 7.4%, or $7.0 million, for the year ended December 31, 2012, as compared to the same period in 2011 primarily due to increases in professional fees primarily related to acquisition fees ($6.7 million), salaries ($2.4 million), travel costs related primarily to a national sales meeting held in April ($1.8 million), and employee benefits ($1.3 million), offset partially by decreased incentive compensation ($4.0 million).

Depreciation and Amortization

	Year Ended December 31,
	(in thousands)
	2012	2011
Depreciation of fixed assets	$127,175	$99,860
Landfill and other amortization	34,471	22,803
Total depreciation and amortization	$161,646	$122,663
Depreciation and amortization increased 31.8%, or $39.0 million, for the year ended December 31, 2012 compared to the comparable period in 2011. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in volumes at our landfill facilities and additional amortization resulting from an increase in other intangibles recorded for recent acquisitions.
Other Income
Other income decreased $7.2 million during the year ended December 31, 2012 compared to the comparable period in 2011. Other income in the year ended December 31, 2011 included compensation of $3.4 million received from the Santa Clara Valley Transit Authority for the release by eminent domain of certain rail rights in connection with our hazardous waste facility located in San Jose, California, as well as a $1.9 million gain on remeasurement of the value of marketable securities as a result of the Peak acquisition. We remeasured the value of our previously held common shares in Peak at their fair value and recognized the resulting gain in other income.
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
Interest Expense, Net

	Year Ended December 31,
	(in thousands)
	2012	2011
Interest expense	$48,133	$40,187
Interest income	(846)	(798)
Interest expense, net	$47,287	$39,389
Interest expense, net increased 20.1%, or $7.9 million, for the year ended December 31, 2012 compared to the comparable period in 2011. The increase in interest expense was primarily due to the issuance of $800.0 million of 5.25% senior unsecured notes in July 2012 and $600.0 million of 5.125% senior unsecured notes in December 2012, which was partially offset by our redemption and repurchase during the third quarter of 2012 of $520.0 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.

Year ended December 31, 2011 versus Year ended December 31, 2010

	Summary of Operations (in thousands)
	December 31,
	2011	2010	$ Change	% Change
Direct Revenues:
Technical Services	$885,374	$763,345	$122,029	16.0%
Field Services	260,312	414,786	(154,474)	(37.2)
Industrial Services	469,950	362,259	107,691	29.7
Oil and Gas Field Services	369,190	192,694	176,496	91.6
Corporate Items	(690)	(1,840)	1,150	(62.5)
Total	1,984,136	1,731,244	252,892	14.6
Cost of Revenues (exclusive of certain items shown separately)(1):
Technical Services	572,496	504,678	67,818	13.4
Field Services	196,285	284,368	(88,083)	(31.0)
Industrial Services	335,538	262,017	73,521	28.1
Oil and Gas Field Services	266,591	153,782	112,809	73.4
Corporate Items	9,081	5,895	3,186	54.0
Total	1,379,991	1,210,740	169,251	14.0
Selling, General & Administrative Expenses:
Technical Services	77,204	68,108	9,096	13.4
Field Services	24,875	26,853	(1,978)	(7.4)
Industrial Services	30,877	23,669	7,208	30.5
Oil and Gas Field Services	26,216	8,055	18,161	225.5
Corporate Items	94,965	79,127	15,838	20.0
Total	254,137	205,812	48,325	23.5
Adjusted EBITDA(2):
Technical Services	235,674	190,559	45,115	23.7
Field Services	39,152	103,565	(64,413)	(62.2)
Industrial Services	103,535	76,573	26,962	35.2
Oil and Gas Field Services	76,383	30,857	45,526	147.5
Corporate Items	(104,736)	(86,862)	(17,874)	20.6
Total	$350,008	$314,692	$35,316	11.2%
________________________________________

(1)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)	See footnote 4 under Item 6, "Selected Financial Data," for a discussion of Adjusted EBITDA.
 Revenues
Technical Services revenues increased 16.0%, or $122.0 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to changes in product mix and increases in pricing ($45.5 million), increases in volumes being processed through our treatment, storage and disposal facilities and waste water treatment plants ($16.8 million), the strengthening of the Canadian dollar ($4.9 million), an increase due to an acquisition in August 2011 and an increase in our base business. These increases were partially offset by reductions in volumes being processed through our solvent recycling facilities, incinerators and landfills ($3.2 million).
Field Services revenues decreased 37.2%, or $154.5 million, in the year ended December 31, 2011 from the comparable period in 2010. Field Services performed emergency response work related to the Yellowstone River oil spill in Montana during the year ended December 31, 2011 and in the Gulf of Mexico and Michigan during the year ended December 31, 2010 which accounted for $43.6 million and $253.0 million, respectively, of our third party revenues.  Excluding those oil spill project revenues, Field Services revenues increased for the year ended December 31, 2011 from the comparable period in 2010 primarily due to our large remedial project business ($6.9 million).  The remaining increase related primarily to growth in our base business.

Industrial Services revenues increased 29.7%, or $107.7 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to an increase in our lodging business ($53.9 million), an increase in shutdown work performed at our refinery customers in Western Canada, the strengthening of the Canadian dollar ($10.8 million), and growth in the oil sands region of Canada. These increases resulted partially from revenues associated with recent acquisitions including Peak in June 2011.
Oil and Gas Field Services revenues increased 91.6%, or $176.5 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to fluids handling and surface rentals activity related to our acquisition of Peak in June 2011 ($78.9 million), increased exploration activities partially from revenues associated with an acquisition in July 2011 and from increased oil prices ($69.3 million), and an increase in the energy services business ($34.5 million), offset partially by intersegment expenses incurred.
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
Cost of Revenues
Technical Services cost of revenues increased 13.4%, or $67.8 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($15.6 million), fuel costs ($11.5 million), vehicle expenses and equipment repairs ($6.9 million), outside disposal and rail expenses ($6.3 million), materials for reclaim costs ($6.7 million), outside transportation costs ($5.0 million), chemicals and consumables costs ($3.8 million), materials and supplies costs ($4.2 million), turnaround and downtime costs ($3.6 million), equipment rentals and leased equipment costs ($2.6 million), subcontractor, temporary and owner operator fees ($2.1 million), and the strengthening of the Canadian dollar ($3.1 million), offset partially by a reduction in insurance costs ($2.0 million) and a year-over-year increase in favorable changes in environmental liability estimates ($0.7 million).
Field Services cost of revenues decreased 31.0%, or $88.1 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to decreased subcontractor fees, materials and supplies costs, equipment rental costs, fuel costs, travel and other costs associated with our large event business ($119.0 million). This decrease resulted largely from the level of work performed on the Yellowstone oil spill project during the year ended December 31, 2011 being significantly less than that of the oil spill project business in the Gulf of Mexico and Michigan that occurred during the comparable period of 2010.  Excluding those oil spill project costs, Field Services cost of revenues increased $29.6 million for the year ended December 31, 2011 from the comparable period in 2010 primarily due to increases in materials for reclaim or resale ($4.1 million), labor and related expenses ($4.6 million), outside disposal costs ($3.8 million), materials and supplies costs ($2.9 million), equipment rental fees ($3.3 million), fuel costs ($2.1 million), subcontractor fees ($2.6 million), outside transportation costs ($2.1 million), travel costs ($1.8 million) and vehicle expenses ($0.8 million), offset partially by a reduction in chemicals and consumables costs ($1.2 million).
Industrial Services cost of revenues increased 28.1%, or $73.5 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to salary and labor expenses ($41.4 million), material and supplies expenses ($9.8 million), catering costs associated with the increased lodging services revenues ($8.4 million), vehicle expenses ($7.7 million), equipment rental fees ($5.3 million), fuel costs ($5.2 million), subcontractor fees ($4.8 million), travel costs related to shutdown activity ($3.3 million), chemicals and consumables costs ($1.6 million), utilities costs ($1.4 million), insurance costs ($1.6 million), rent expense ($0.9 million), royalty fees ($1.2 million), and telephone costs ($0.8 million), and the strengthening of the Canadian dollar ($7.7 million), offset partially by decreases in lease operator expense due to buyout of leases ($23.7 million) and leased equipment costs ($2.0 million). These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.
Oil and Gas Field Services cost of revenues increased 73.4%, or $112.8 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to increases in salary and labor expenses ($50.3 million), fuel costs ($9.7 million), vehicle expenses ($9.2 million), subcontractor fees ($9.5 million), materials and supplies costs ($6.9 million), travel costs ($6.7 million), equipment repair expenses ($5.2 million), rent expense ($4.6 million), equipment rental fees ($4.0 million), temporary fees ($2.8 million), insurance costs ($1.2 million), and chemicals and consumables costs ($0.7 million), and the strengthening of the Canadian dollar ($6.3 million), offset partially by decreases in lease operator expense due to buyout of leases ($2.6 million) and leased equipment costs ($1.0 million).  These increases resulted partially from costs associated with recent acquisitions including Peak in June 2011.
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
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 13.4%, or $9.1 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to an unfavorable change in environmental liability estimates in 2011 compared to a favorable change in environmental liability estimates in 2010 and from increased salaries, commissions and bonuses.
Field Services selling, general and administrative expenses decreased 7.4%, or $2.0 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to a decrease in commissions and bonus expense.
Industrial Services selling, general and administrative expenses increased 30.5%, or $7.2 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense, professional fees and travel costs.
Oil and Gas Field Services selling, general and administrative expenses increased 225.5%, or $18.2 million, in the year ended December 31, 2011 from the comparable period in 2010 primarily due to the recent acquisitions resulting in increases in salaries, commissions and bonus expense, professional fees, travel costs, and due to the recovery in 2010 of $2.2 million of pre-acquisition receivables for which an allowance was previously recorded.
Corporate Items selling, general and administrative expenses increased 20.0%, or $15.8 million, for the year ended December 31, 2011, as compared to the same period in 2010 primarily due to increases in salaries and bonuses ($5.2 million), professional fees primarily related to acquisition costs ($4.4 million), stock-based compensation ($1.3 million), health insurance related costs ($1.2 million), employer contribution costs related to U.S. and Canadian retirement savings plans ($1.2 million), rent expense ($1.1 million), year-over-year severance costs ($0.9 million), computer expenses ($0.5 million), and travel costs ($0.4 million), offset partially by a reduction in marketing and branding costs ($1.8 million).
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
Income Taxes
Our effective tax rate for fiscal years 2012, 2011 and 2010 was (2)%, 31% and 31%, respectively. Our effective tax rate is affected by recurring items, such as tax rates in Canada and the relative amount of income we earn in Canada, which has increased due to our Canadian acquisitions. In addition, the interest and penalties accrual for uncertain tax positions has a material impact on our effective rate. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the differences in our effective tax rate and in our U.S. federal income tax rate:
2012

•	A $52.4 million (41.0%) reduction resulting from the release of unrecognized tax benefits including accrued interest and penalties.

•	A $8.6 million (6.7%) reduction resulting from rate differences between Canada and the U.S.

•	A $1.7 million (1.3%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

•	A $2.2 million (1.7%) increase resulting from non-deductible transaction costs relating to the 2012 acquisitions.
2011

•	A $6.0 million (3.2%) reduction resulting from the release of unrecognized tax benefits including interest and penalties.

•	A $10.2 million (5.5%) reduction resulting from rate differences between Canada and the U.S.

•	A $2.2 million (1.2%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

•	A $2.2 million (1.2%) reduction resulting from a federal solar tax credit.

•	A $1.1 million (0.6%) reduction resulting from the partial release of a valuation allowance on our foreign tax credits.
2010

•	A $14.3 million (7.6%) reduction resulting from the release of unrecognized tax benefits including interest and penalties.

•	A $6.8 million (3.6%) reduction resulting from rate differences between Canada and the U.S.

•	A $2.6 million (1.4%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

•	A $2.1 million (1.1%) increase resulting from net Canadian withholding tax expense on interest payments.
Income tax benefit for the year ended December 31, 2012 was $1.9 million compared to an income tax expense of $57.4 million for the comparable period in 2011. The benefit in 2012 was primarily due to a decrease in unrecognized tax benefits of $52.4 million (net of interest and penalties of $29.3 million) resulting from expiring statute of limitation periods related to an historical Canadian debt restructuring transaction. The income tax expense for the year ended December 31, 2011 decreased $0.4 million to $57.4 million from $57.8 million for the comparable period in 2010.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012 and December 31, 2011, we had a remaining valuation allowance of $25.6 million and $11.5 million, respectively. The Safety-Kleen acquisition accounted for $12.5 million of the increase in the valuation allowance, which consisted of $7.8 million of foreign tax credits and $4.7 million of foreign net operating loss carryforwards. The total allowance as of December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $6.6 million of foreign net operating loss carryforwards. The allowance as of December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.
Our accounting policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of December 31, 2012 and 2011 included accrued interest and penalties of $1.4 million and $26.8 million, respectively. Tax expense for the years ended December 31, 2012, 2011, and 2010 included interest and penalties, net of federal benefit, of $1.7 million, $3.4 million and $2.9 million, respectively.
Liquidity and Capital Resources
Highlights:

•	During the second and third quarters of 2012, we redeemed and repurchased all of the $520.0 million aggregate principal amount of our previously outstanding $7.625% senior secured notes due 2016;

•	On July 30, 2012, we issued $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020;

•	In each of the second, third and fourth quarters of 2012, we completed an acquisition (excluding Safety-Kleen) for combined cash consideration of approximately $107.5 million;

•
On December 3, 2012, we sold in a public offering of 6.9 million shares of our common stock at a public offering price of $56.00 per share. After deducting the underwriters’ discount and offering expenses payable by us, the net proceeds of the offering were approximately $369.5 million.

•	On December 7, 2012, we issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021; and

•	On December 28, 2012, we acquired Safety-Kleen for a cash purchase price of approximately $1.3 billion.
We intend to use our remaining existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs and to fund capital expenditures and for potential future acquisitions. We anticipate that our cash flow provided by operating activities will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At December 31, 2012, cash and cash equivalents totaled $229.8 million, compared to $260.7 million at December 31, 2011. At December 31, 2012, cash and cash equivalents held by foreign subsidiaries totaled $53.9 million and were readily convertible into other foreign currencies including U.S. dollars. At December 31, 2012, the cash and cash equivalents balance for our U.S. operations was $175.9 million, and our U.S. operations had net operating cash flows from operations of $133.8 million for the year ended December 31, 2012. Additionally, we have available a $400.0 million revolving credit facility of which approximately $267.4 million was available to borrow at January 17, 2013. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We had accrued environmental liabilities as of December 31, 2012 of approximately $221.5 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008, and the remaining Safety-Kleen facilities acquired as part of our acquisition of Safety-Kleen in 2012. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.
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
Cash Flows for 2012
Cash from operating activities for the year ended December 31, 2012 was $324.4 million, an increase of 80.7%, or $144.8 million, compared with cash from operating activities for the year ended December 31, 2011. The change was primarily the result of a net decrease in working capital items.

Cash used for investing activities for the year ended December 31, 2012 was $1,572.6 million, an increase of 227.5%, or $1,092.5 million, compared with cash used for investing activities for the year ended December 31, 2011. The increase was due primarily to the approximately $1.3 billion of cash paid to acquire Safety-Kleen on December 28, 2012.
Cash from financing activities for the year ended December 31, 2012 was $1,217.9 million, compared to cash used for financing activities of $258.7 million for the year ended December 31, 2011. The increase in cash provided from financing activities was due primarily to the issuance of $600.0 million of 5.125% senior unsecured notes due 2021 and sale of 6.9 million shares of our common stock at a public offering price of $56.00 per share to fund the acquisition of Safety-Kleen, and the issuance of $800.0 million of 5.25% senior unsecured notes due 2020 used to fund a substantial portion of the $520.0 million of 7.625% senior secured notes redeemed and repurchased in 2012, with the balance used for acquisitions and other general corporate purposes. The $258.7 million of cash from financing activities in 2011 was due primarily to the net proceeds received from the issuance of $250.0 million of 7.625% senior secured notes due 2016 for a price of 104.5%.
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
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at December 31, 2012, and our amended $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2012, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Liquidity Impacts of Uncertain Tax Positions
As discussed in Note 12, "Income Taxes," to our consolidated financial statements included in Item 8 of this report, we have recorded as of December 31, 2012, $4.9 million of unrecognized tax benefits including $1.4 million of potential interest. These liabilities are classified as "unrecognized tax benefits and other long-term liabilities" in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.
Contractual Obligations
The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2012 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$506,973	$25,947	$49,342	$32,857	$398,827
Long-term debt	1,400,000	—	—	—	1,400,000
Interest on long-term obligations	577,313	72,750	145,500	145,500	213,563
Capital leases	8,525	5,475	3,050	—	—
Operating leases	193,462	46,253	67,323	39,463	40,423
Total contractual obligations	$2,686,273	$150,425	$265,215	$217,820	$2,052,813

As we are not able to reasonably estimate when we would make any cash payments to settle uncertain tax position liabilities of $3.5 million, such amounts have not been included in the table above. In addition, we have recorded a liability for interest of $1.4 million relating to such uncertain tax positions but have not included such amounts in the table above. The undiscounted value of closure, post closure and remedial liabilities of $507.0 million is equivalent to the present value of $221.5 million based on discounting of $196.9 million and the undiscounted remainder of $88.6 million to be accrued for closure and post-closure liabilities over the remaining site lives.
The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2012 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$132,572	$132,572	$—	$—	$—
We obtained substantially all of the standby letters of credit described in the above table as security for financial assurances which we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 11, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report for further discussion of our standby letters of credit and other financing arrangements.
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
Capital Expenditures
We anticipate that 2013 capital spending will be between $260.0 million to $270.0 million of which approximately $0.6 million will relate to complying with environmental regulations. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Auction Rate Securities
As of December 31, 2012, our long-term investments included $4.4 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.
We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future. During 2011, we liquidated $1.0 million of auction rate securities at par. In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they were not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other unobservable inputs. As of December 31, 2012, we have recorded an unrealized pre-tax loss of $0.3 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record a charge to earnings if and when appropriate.
Stockholder Matters
On December 3, 2012, we completed a public offering of 6.9 million shares of our common stock at a public offering price of $56.00 per share. After deducting the underwriters’ discount and offering expenses payable by us, the net proceeds of the offering were approximately $369.5 million.
During the year ended December 31, 2012, the Compensation Committee of our Board of Directors granted a total of 70,511 performance share awards that are subject to achieving predetermined revenue, EBITDA margin and total recordable incident rate goals by December 31, 2013 and also include continued service conditions. As of December 31, 2012, based on the year-to-date results of operations during 2012 and the 2013 budget, management determined that one of the three performance criteria was considered probable to be achieved during 2013 and we therefore recognized cumulative expense through sales, general and administrative expenses for the year ended December 31, 2012 with respect to the performance stock awards granted in 2012.
During the year ended December 31, 2011, the Compensation Committee of our Board of Directors granted a total of 73,499 performance share awards that were subject to achieving predetermined revenue and EBITDA margin goals by December 31, 2012 and also included continued service conditions. As of December 31, 2011, based on the year-to-date results of operations, management determined that the performance targets for the 2011 performance awards had been achieved and recognized cumulative expense during the years ended December 31, 2011 and 2012 through sales, general and administrative expenses.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions relating to interest rate risk, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2012 (in thousands):

Scheduled Maturity Dates	2013	2014	2015	2016	2017	Thereafter	Total
Senior unsecured notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000
Senior unsecured notes due 2021	—	—	—	—	—	600,000	600,000
Capital lease obligations	5,092	2,530	349	—	—	—	7,971
	$5,092	$2,530	$349	$—	$—	$1,400,000	$1,407,971
Weighted average interest rate on fixed rate borrowings	5.2%	5.2%	5.2%	5.2%	5.2%
In addition to the fixed rate borrowings described in the above table, we had at December 31, 2012 variable rate instruments that included a revolving credit facility with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). On January 17, we increased our revolving credit facility to provide for maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Commencing in 2013, we will begin remitting interest payments, in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and in the amount of $15.4 million each related to the $600.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2012, the Canadian subsidiaries transacted approximately 2.4% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $2.3 million and $4.2 million for the year ended December 31, 2012 and 2011, respectively.
At December 31, 2012, $4.4 million of our long-term investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.
In connection with the operations of our Technical Services, Field Services, Industrial Services and Oil and Gas Field Services segments, we are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services. In connection with the operations of Safety-Kleen, which we acquired in December 2012, we are exposed to market risk from changes in certain oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. Safety-Kleen entered into several commodity derivatives during 2011 which are comprised of cashless collar contracts related to crude oil prices. Pursuant to each such contract, Safety-Kleen sold a call option to a bank and then purchased a put option from the same bank in order to manage against significant fluctuations in crude oil prices, which are closely correlated with the ICIS-LOR rate and the 6-oil index. These commodity derivatives are designed to mitigate, although not eliminate, our exposure to declines in these oil indices below a price floor, but they also will limit our potential upside related to increases in these oil indices above a price cap. We do not believe that our exposure will be material. These commodity derivatives are not classified as hedges and expire at various intervals in 2013 and 2014. For additional information, see Note 2, “Significant Accounting Policies - Derivative Financial Instruments,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2013

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$229,836	$260,723
Marketable securities	11,778	111
Accounts receivable, net of allowances aggregating $11,125 and $12,683, respectively	541,423	449,553
Unbilled accounts receivable	27,072	29,385
Deferred costs	6,888	5,903
Prepaid expenses and other current assets	75,778	73,349
Inventories and supplies	171,441	56,242
Deferred tax assets	22,577	16,602
Total current assets	1,086,793	891,868
Property, plant and equipment, net	1,531,763	903,947
Other assets:
Long-term investments	4,354	4,245
Deferred financing costs	21,657	13,607
Goodwill	593,771	122,392
Permits and other intangibles, net	572,817	139,644
Other	14,651	10,100
Total other assets	1,207,250	289,988
Total assets	$3,825,806	$2,085,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$5,092	$8,310
Accounts payable	256,468	178,084
Deferred revenue	50,942	32,297
Accrued expenses	232,429	147,992
Current portion of closure, post-closure and remedial liabilities	24,121	15,059
Total current liabilities	569,052	381,742

Other liabilities:
Closure and post-closure liabilities, less current portion of $8,791 and $3,885, respectively	45,457	30,996
Remedial liabilities, less current portion of $15,330 and $11,174, respectively	151,890	124,146
Long-term obligations	1,400,000	524,203
Capital lease obligations, less current portion	2,879	6,375
Deferred taxes, unrecognized tax benefits and other long-term liabilities	224,456	117,354
Total other liabilities	1,824,682	803,074
Commitments and contingent liabilities
Stockholders' equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 60,385,453 and 53,182,859 shares, respectively	604	532
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	880,979	497,919
Accumulated other comprehensive income	49,632	31,353
Accumulated earnings	501,326	371,652
Total stockholders' equity	1,432,072	900,987
Total liabilities and stockholders' equity	$3,825,806	$2,085,803
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the years ended December 31,
	2012	2011	2010
Revenues	$2,187,908	$1,984,136	$1,731,244
Cost of revenues (exclusive of items shown separately below)	1,540,621	1,379,991	1,210,740
Selling, general and administrative expenses	273,520	254,137	205,812
Accretion of environmental liabilities	9,917	9,680	10,307
Depreciation and amortization	161,646	122,663	92,473
Income from operations	202,204	217,665	211,912
Other (expense) income	(802)	6,402	2,795
Loss on early extinguishment of debt	(26,385)	—	(2,294)
Interest expense, net of interest income of $846, $798, and $874, respectively	(47,287)	(39,389)	(27,936)
Income from continuing operations before provision for income taxes	127,730	184,678	184,477
(Benefit) provision for income taxes	(1,944)	57,426	56,756
Income from continuing operations	129,674	127,252	127,721
Income from discontinued operations, net of tax	—	—	2,794
Net income	$129,674	$127,252	$130,515
Earnings per share:
Basic	$2.41	$2.40	$2.48
Diluted	$2.40	$2.39	$2.47
Weighted average common shares outstanding	53,884	52,961	52,622
Weighted average common shares outstanding plus potentially dilutive common shares	54,079	53,324	52,932
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net income	$129,674	$127,252	$130,515
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities (net of taxes of $177, $174 and $59, respectively)	1,008	686	(551)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $379)	—	(1,493)	—
Foreign currency translation adjustments	17,925	(18,264)	24,536
Unfunded pension liability (net of taxes of $231, $58 and $24, respectively)	(654)	(335)	(55)
Other comprehensive income (loss)	18,279	(19,406)	23,930
Comprehensive income	$147,953	$107,846	$154,445

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$129,674	$127,252	$130,515
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	161,646	122,663	92,473
Allowance for doubtful accounts	1,213	759	1,043
Amortization of deferred financing costs and debt discount	1,793	1,572	2,921
Accretion of environmental liabilities	9,917	9,680	10,307
Changes in environmental liability estimates	(8,458)	(2,840)	(8,328)
Deferred income taxes	34,163	37,836	4,919
Other (expense) income	802	(3,048)	(2,795)
Stock-based compensation	7,494	8,164	7,219
Excess tax benefit of stock-based compensation	(2,556)	(3,352)	(1,751)
Income tax benefit related to stock option exercises	2,546	3,347	1,739
Gains on sale of businesses	—	—	(2,678)
Write-off of deferred financing costs and debt (premium) discount	5,341	—	1,394
Environmental expenditures	(11,191)	(11,319)	(10,236)
Changes in assets and liabilities:
Accounts receivable	54,373	(65,210)	(49,411)
Inventories and supplies	(12,871)	(11,696)	(3,129)
Other current assets	9,334	(25,065)	(7,421)
Accounts payable	5,930	(8,116)	38,553
Other current and long-term liabilities	(64,785)	(1,096)	18,774
Net cash from operating activities	324,365	179,531	224,108
Cash flows from investing activities:
Additions to property, plant and equipment	(197,397)	(148,513)	(116,450)
Proceeds from sales of fixed assets and assets held for sale	8,125	6,794	16,053
Acquisitions, net of cash acquired	(1,373,921)	(336,960)	(14,646)
Additions to intangible assets including costs to obtain or renew permits	(4,046)	(2,927)	(4,204)
Purchase of marketable securities	(10,517)	—	(2,127)
Purchase of investment securities	—	—	(10,506)
Proceeds from sales of marketable securities	—	425	3,557
Proceeds from insurance settlement	—	—	1,336
Proceeds from sale of long-term investments	—	1,000	1,300
Other	5,120	—	—
Net cash used in investing activities	(1,572,636)	(480,181)	(125,687)
Cash flows from financing activities:
Change in uncashed checks	(12,070)	9,822	(1,266)
Proceeds from exercise of stock options	288	1,350	862
Remittance of shares, net	(2,912)	(4,061)	(399)
Excess tax benefit of stock-based compensation	2,556	3,352	1,751
Deferred financing costs paid	(19,056)	(8,463)	(353)
Proceeds from employee stock purchase plan	6,196	3,516	2,449
Payments on capital leases	(6,599)	(7,837)	(5,126)
Proceeds from issuance of common stock, net	369,520	—	—
Principal payments on debt	(520,000)	—	(30,000)
Distribution of cash earned on employee participation plan	(55)	(189)	(148)
Issuance of senior unsecured notes, at par	1,400,000	—	—
Issuance of senior secured notes, including premium	—	261,250	—
Net cash from financing activities	1,217,868	258,740	(32,230)
Effect of exchange rate change on cash	(484)	423	2,473
(Decrease) increase in cash and cash equivalents	(30,887)	(41,487)	68,664
Cash and cash equivalents, beginning of year	260,723	302,210	233,546
Cash and cash equivalents, end of year	$229,836	$260,723	$302,210
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$41,817	$31,201	$26,985
Income taxes paid	13,179	48,725	56,015
Non-cash investing and financing activities:
Property, plant and equipment accrued	29,788	18,682	7,844
Accrued working capital adjustments	(750)	3,694	—
Assets acquired through capital lease	154	1,807	10,130
Issuance of acquisition-related common stock, net	—	—	1,015
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value	Treasury Stock				Accumulated Earnings
Balance at December 31, 2009	52,462	$524	$(2,068)	(1,150)	$475,805	$26,829	$113,885	$613,825
Net income	—	—	—	—	—	—	130,515	130,515
Other comprehensive income	—	—	—	—	—	23,930	—	23,930
Stock-based compensation	48	—	—	—	6,518	—	—	6,518
Issuance of restricted shares, net of shares remitted	(12)	—	(399)	—	—	—	—	(399)
Shares held under employee participation plan	—	—	—	373	—	—	—	373
Exercise of stock options	142	4	—	—	858	—	—	862
Issuance of acquisition related common stock, net of issuance costs	32	—	—	—	1,015	—	—	1,015
Net tax benefit on exercise of stock options	—	—	—	—	1,739	—	—	1,739
Employee stock purchase plan	100	—	—	—	2,449	—	—	2,449
Balance at December 31, 2010	52,772	$528	$(2,467)	$(777)	$488,384	$50,759	$244,400	$780,827
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value	Treasury Stock				Accumulated Earnings
Balance at December 31, 2010	52,772	$528	$(2,467)	$(777)	$488,384	$50,759	$244,400	$780,827
Net income	—	—	—	—	—	—	127,252	127,252
Elimination of treasury stock	—	—	2,467	—	(2,467)	—	—	—
Other comprehensive loss	—	—	—	—	—	(19,406)	—	(19,406)
Stock-based compensation	322	—	—	—	7,854	—	—	7,854
Issuance of restricted shares, net of shares remitted	(76)	—	—	—	(4,061)	—	—	(4,061)
Shares held under employee participation plan	—	—	—	308	—	—	—	308
Exercise of stock options	71	4	—	—	1,346	—	—	1,350
Net tax benefit on exercise of stock-based awards	—	—	—	—	3,347	—	—	3,347
Employee stock purchase plan	94	—	—	—	3,516	—	—	3,516
Balance at December 31, 2011	53,183	532	—	(469)	497,919	31,353	371,652	900,987
Net income	—	—	—	—	—	—	129,674	129,674
Other comprehensive income	—	—	—	—	—	18,279	—	18,279
Stock-based compensation	168	—	—	—	7,494	—	—	7,494
Issuance of restricted shares, net of shares remitted	(48)	—	—	—	(2,912)	—	—	(2,912)
Issuance of common stock, net of issuance costs	6,900	69	—	—	369,451	—	—	369,520
Exercise of stock options	47	3	—	—	285	—	—	288
Net tax benefit on exercise of stock-based awards	—	—	—	—	2,546	—	—	2,546
Employee stock purchase plan	135	—	—	—	6,196	—	—	6,196
Balance at December 31, 2012	60,385	$604	$—	$(469)	$880,979	$49,632	$501,326	$1,432,072
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) OPERATIONS
Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is a leading provider of environmental, energy and industrial services throughout North America. On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen, Inc. and its subsidiaries (collectively, "Safety-Kleen"), which are the premier provider of used oil recycling and re-refining, parts cleaning and other environmental services for the small quantity generator market.
The Company has a network of more than 400 service locations, including service centers, branches, active hazardous waste management properties and used oil processing facilities. The service centers and branches are the principal sales and service centers from which the Company provides its environmental, energy and industrial services. The hazardous waste management properties include incineration facilities, commercial landfills, wastewater treatment facilities, treatment, storage and disposal facilities ("TSDFs"), solvent recycling facilities, locations specializing in polychlorinated biphenyls ("PCB") management, and oil storage and recycling facilities. The oil processing facilities include oil accumulation centers, oil terminals and oil re-refineries. Some of the Company's properties offer multiple capabilities. In addition, the Company has satellite and support locations, and corporate and regional offices.
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
Reclassifications
During the quarter ended March 31, 2012, the Company re-assigned certain departments among its Technical Services, Industrial Services and Oil and Gas Field Services segments to support management reporting changes. Accordingly, the Company re-allocated shared departmental costs among its segments. The Company has recast the prior period segment information to conform to the current year presentation.
The Company reclassed inventories and supplies from other current assets within the statement of cash flows to conform all prior years to the current year presentation.
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
Marketable Securities
The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. Unrealized gains and losses are reported, net of tax, as a component of other comprehensive income.
Allowances for Doubtful Accounts
On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on an evaluation of historical collection trends, customer concentration, customer credit ratings, current economic trends and changes in customer payment patterns.
Credit Concentration
Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America and internationally. The Company maintains strict policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. The Company establishes an allowance for doubtful accounts each month based on specific review of particular balances and customers, the credit risk applicable to particular customers, historical collection trends, age of outstanding receivables, existing economic conditions and other information as deemed applicable. Past-due receivable balances are written-off when the Company's internal collection efforts have been deemed unsuccessful in collecting the outstanding balance due. As of December 31, 2012 and 2011, no individual customer accounted for more than 10% of net accounts receivable. During each of the years ended December 31, 2012, 2011 and 2010, no individual customer accounted for more than 10% of total revenues.
Unbilled Receivables
The Company recognizes unbilled accounts receivable for service and disposal transactions rendered but not invoiced to the customer by the end of the period.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepayments for various services, refundable deposits, and income taxes receivable. Included in the balance as of December 31, 2012 and 2011 were $27.4 million and $30.5 million, respectively, in income taxes receivable.
Inventories and Supplies
Inventories are stated at the lower of cost or market. The cost of oil and oil products is principally determined on a first-in, first-out ("FIFO") basis. The cost of supplies and drums, solvent and solution and other inventories is determined on a FIFO basis or a weighted-average cost basis. Costs for oil and oil products, solvent and repair parts include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. The Company periodically reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.
Property, Plant and Equipment (excluding landfill assets)
Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress. Interest in the amount of $0.2 million, $0.5 million and $0.5 million was capitalized to fixed assets during the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation and amortization expense was $127.2 million, $99.9 million and $72.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Camp equipment consists of industrial lodging facilities that are utilized to provide lodging services to downstream oil and gas companies in Western Canada.
Solar equipment consists of a solar array that is used to provide electric power for a continuously operating groundwater decontamination pump and treatment system at a closed and capped landfill located in New Jersey.
The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets are less than their carrying value. In the fourth quarter of 2011, the Company temporarily idled for approximately 18 months the Company's hazardous waste incinerator in Ville Mercier, Quebec, which had a carrying value, including the property, plant and equipment, of $8.6 million at December 31, 2012. The Company temporarily idled this facility due to additional disposal capacity acquired in 2011 and the declining local market conditions in Quebec. The Company performed an analysis of the carrying value of those long-lived assets in 2011 and 2012 and concluded that there was no impairment as the projected undiscounted cash flows substantially exceeded the carrying value of the assets.
For the years ended December 31, 2012, 2011 and 2010, the Company did not record impairment charges related to long-lived assets. The Company will continue to assess all of its long-lived assets for impairment as necessary.
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
Permits are recorded at historical cost and other intangible assets are recorded at fair value. Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Permits consist of the value of permits acquired in a business combination and direct costs related to obtaining such permits such as legal fees, site surveys, engineering costs and other expenses. In addition, the Company has capitalized legal costs incurred in connection with the defense of the Company's right to accept a new type of waste at one of its facilities under a validly issued permit. Other intangible assets consist of customer and supplier relationships, acquired trademark and trade names, and non-compete agreements. Other intangible assets are amortized on a straight-line basis over their respective useful lives, which range from 3 to 20 years. Amortization expense was $17.2 million, $12.4 million and $10.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Long-lived tangible and intangible assets with definitive lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount over the fair value of those assets and is recorded in the period in which the determination was made. Any resulting impairment losses recorded by the Company could have an adverse impact on the Company's results of operations by either decreasing net income or increasing net loss.
The Company also assesses goodwill for impairment at least on an annual basis as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. As of September 30, 2012, the Company assessed the performance of its Oil and Gas Field Services reporting unit in the third quarter of 2012 due to its lower than anticipated financial results. The lower than anticipated results were primarily due to the repositioning of certain assets and rental equipment in the second and third quarters of 2012 to meet changing market conditions and unfavorable rain and weather conditions in Western Canada. These changes in the business negatively affected the Company's revenues and profitability. The Company performed an interim sensitivity analysis of the impact of the lower than anticipated results on the reporting unit's fair value in the third quarter, and concluded the fair value of the reporting unit more likely than not exceeds its carrying value at September 30, 2012. The financial performance of this reporting unit, which has a goodwill balance of approximately $39.8 million at December 31, 2012, is affected by fluctuations in oil and gas prices. The Company has been closely monitoring its performance, and will continue to assess this reporting unit's performance. There can be no assurance that future events will not result in an impairment of goodwill. The Company conducted its annual impairment test of goodwill for all of its five reporting units as of December 31, 2012 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair value of the reporting units exceeded their respective carrying values. The fair value of the Technical Services, Field Services, Industrial Services and Lodging reporting units significantly exceeded their respective carrying values at December 31, 2012. The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2012.
The Company also reviewed the goodwill recorded in connection with its acquisition of Safety-Kleen for impairment on December 31, 2012. The Company determined that no adjustment to the carrying value of such goodwill was necessary.
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
Landfill Accounting
The Company amortizes landfill improvements, and certain landfill-related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. The Company also utilizes the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, the Company includes future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as described below, the Company includes probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. If it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, the Company may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time the Company makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $17.3 million, $10.4 million and $8.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
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
Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes approval from the Company's Chief Financial Officer and review by the Audit Committee of the Company's Board of Directors. As of December 31, 2012, there was one unpermitted expansion at one location included in the Company's landfill accounting model, which represented 20.96% of the Company's remaining airspace at that date. As of December 31, 2012 and 2011, the unpermitted expansion was not considered an exception to the Company's established criteria.
As of December 31, 2012, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	13	848	—	848
Buttonwillow	California	29	8,065	—	8,065
Deer Park	Texas	9	371	—	371
Deer Trail	Colorado	42	2,123	—	2,123
Grassy Mountain	Utah	24	2,130	—	2,130
Kimball	Nebraska	12	309	—	309
Lambton	Ontario	64	72	6,212	6,284
Lone Mountain	Oklahoma	16	3,323	—	3,323
Ryley	Alberta	4	758	—	758
Sawyer	North Dakota	11	2,700	—	2,700
Westmorland	California	64	2,732	—	2,732
			23,431	6,212	29,643
At December 31, 2011, the Company had 1.5 million cubic yards of permitted but not highly probable airspace which the Company did not expect to utilize. At December 31, 2012, the Company expected to utilize such airspace which is included in the above table. Accordingly, the Company had no cubic yards of permitted, but not highly probable, airspace as of December 31, 2012.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the remaining highly probable airspace from January 1, 2010 through December 31, 2012 (in thousands of cubic yards):

	2012	2011	2010
Remaining capacity at January 1,	27,557	28,557	25,765
Addition of highly probable airspace	3,598	102	3,905
Consumed	(1,512)	(1,102)	(1,113)
Remaining capacity at December 31,	29,643	27,557	28,557
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2012 and 2011 was $26.7 million and $25.8 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% and 1.01% during 2012 and 2011, respectively) and discounted at the Company's credit-adjusted risk-free interest rate. New asset retirement obligations incurred in the period January through July 2012 were discounted at the credit-adjusted risk-free rate of 8.56%. Subsequent to the Company's $800.0 million senior unsecured notes offering which was completed on July 30, 2012, the Company recalculated its credit-adjusted risk-free rate. Beginning in August 2012, new asset retirement obligations were discounted at the rate of 6.66%. New asset retirement obligations incurred in 2011 were discounted at the credit-adjusted risk-free rate of 8.79%.
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
The balance of non-landfill closure and post-closure liabilities at December 31, 2012 and 2011 was $27.6 million and $9.1 million, respectively. Management bases estimates for non-landfill closure and post-closure liabilities on its interpretation of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. The Company's cost estimates are calculated using internal sources as well as input from third party experts. Management uses probability scenarios to estimate when future operations will cease and inflates the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities
The balance of remedial liabilities at December 31, 2012 and 2011 was $167.2 million and $135.3 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last ten years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 119 Superfund sites as of December 31, 2012. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location,

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.
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
Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable. Management's experience has been that the timing of payments for remedial liabilities is not usually estimable, and therefore the amounts of remedial liabilities are not generally discounted. In the case of remedial liabilities assumed in connection with acquisitions, acquired liabilities are recorded under purchase accounting at fair value. Accordingly, as of the respective acquisition dates, the Company recorded the remedial liabilities assumed as part of acquisitions at their fair value, which were calculated by inflating costs in current dollars using an estimate of future inflation rates as of the respective acquisition dates until the expected time of payment, and then discounting the amount of the payments to their present value using a risk-free discount rate as of the acquisition dates. Discounts were and will be applied to the environmental liabilities as follows:

•
Remedial liabilities assumed relating to acquisitions are and will continue to be inflated using the inflation rates at the time of each acquisition (ranging from 1.01% to 2.44%) until the expected time of payment, then discounted at the risk-free interest rate at the time of such acquisition (ranging from 2.88% to 4.9%).

•
Remedial liabilities incurred subsequent to the acquisitions and remedial liabilities of the Company that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liabilities, which is usually neither increased for inflation nor reduced for discounting.

Derivative Financial Instruments
A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument or index, including cashless collar contracts. The Company acquired several commodity derivatives with the Safety-Kleen acquisition on December 28, 2012. The Company uses commodity derivatives to manage against significant fluctuations in oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. All commodity derivatives are comprised of cashless collar contracts related to crude oil prices, pursuant to which the Company sells a call to a bank and then purchases a put from the same bank. The derivative instruments are not designated as hedges and expire in 2013 and 2014. The following table presents the fair value for those assets and liabilities measured at fair value as of December 31, 2012 (fair value amounts in thousands):

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Institution	Trade Date	Start Date	End Date	Barrels of oil per Month	Commodity	Floor	Cap	Upfront Costs	Fair Value as of December 31, 2012
JP Morgan	03/05/12	05/01/13	05/31/13	50,000	Brent	$75.00	$153.50	$—	$8
JP Morgan	04/10/12	06/01/13	06/30/13	148,810	Brent	75.00	146.75	—	30
JP Morgan	09/11/12	11/01/13	11/30/13	148,810	Brent	75.00	137.50	—	60
Bank of America	02/07/12	04/01/13	04/30/13	50,000	Brent	75.00	143.50	—	1
Bank of America	05/03/12	07/01/13	07/31/13	148,810	Brent	75.00	141.25	—	40
Bank of America	12/28/12	04/01/13	04/30/13	50,000	Brent	75.00	143.50	—	1
Bank of America	12/28/12	05/01/13	05/31/13	50,000	Brent	75.00	154.00	—	12
Bank of America	2/28/12	04/01/13	04/30/13	48,810	Brent	75.00	144.50	—	1
Bank of America	12/28/12	05/01/13	05/31/13	48,810	Brent	75.00	153.50	—	12
Total derivative instrument asset									$165

JP Morgan	01/18/12	01/01/13	03/31/13	75,000	Brent	$75.00	$135.00		$16
JP Morgan	12/07/12	02/01/14	02/28/14	148,810	Brent	75.00	124.70		144
Bank of America	01/18/12	01/01/13	03/31/13	25,000	Brent	75.00	135.00		5
Bank of America	08/03/12	10/01/13	10/31/13	148,810	Brent	75.00	130.00		58
Bank of America	10/04/12	12/01/13	12/31/13	148,810	Brent	75.00	127.50		96
Bank of America	11/09/12	01/01/14	01/31/14	148,810	Brent	75.00	130.00		37
Bank of America	12/28/12	01/01/13	03/31/13	48,810	Brent	75.00	135.00		10
Bank of America	12/28/12	09/01/13	09/30/13	148,810	Brent	75.00	117.80		408
Bank of America	12/28/12	08/01/13	08/31/13	148,810	Brent	75.00	116.25		468
Total derivative instrument liability									$1,242
Total derivative instrument asset and total derivative instrument liability as noted in the table above are included in the consolidated balance sheets as a component of prepaid expenses and other current assets and accrued expenses, respectively.
Letters of Credit
The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 11, "Financing Arrangements," for further discussion of financing arrangements. As of December 31, 2012 and 2011, the Company had outstanding letters of credit in an aggregate amount of $132.6 million and $82.6 million, respectively, under the Company's revolving credit facility.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2012	2011	2010
Cumulative translation adjustment of foreign currency statements	$50,627	$32,702	$50,966
Unrealized gain (loss) on long-term investments (net of taxes of ($72), $155 and ($50), respectively)	660	(348)	459
Unfunded pension liability (net of taxes of $514, $283 and $225, respectively)	(1,655)	(1,001)	(666)
	$49,632	$31,353	$50,759

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency
During the year ended December 31, 2012, the Company had operations in Canada and Mexico, and also operated an international location in Trinidad. During the year ended December 31, 2011, the Company also operated international locations in Bulgaria, China, Singapore, Sweden, Thailand and the United Kingdom. The functional currencies of Canada, Mexico, Trinidad, Singapore, Sweden, Thailand and the United Kingdom are their respective local currencies. The functional currencies of Bulgaria and China are the Euro and the U.S. dollar, respectively. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of certain foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of income.
Revenue Recognition and Deferred Revenue
During 2012, the Company provided environmental, energy and industrial services through four segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. The master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements.
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
Technical Services revenue is generated from fees charged for hazardous material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of hazardous and non-hazardous waste. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Revenues for treatment and disposal of hazardous waste are recognized upon completion of wastewater treatment, final disposition in a landfill or incineration of the waste, all at Company-owned sites, or when the waste is shipped to a third party for processing and disposal. Revenues from recycled oil and recycled catalyst are recognized upon shipment to the customer. Revenue for all other Technical Services is recognized when services are rendered. The Company, at the request of a customer, periodically enters into bundled arrangements for the collection and transportation and disposal of waste. The Company accounts for such arrangements as multiple-element arrangements with separate units of accounting. The Company measures and allocates the consideration from the arrangement to the separate units, based on evidence of the estimated relative selling price for each deliverable. Revenues from waste that is not yet completely processed and disposed and the related costs are deferred and included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and expensed when the related services are completed.
Field Services provides cleanup services on customer sites or other locations on a scheduled or emergency response basis, as well as oil and oil products recycling. The Company's services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recorded as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.
Industrial Services provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, pigging and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Revenue for lodging services is recognized in the period each room is

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

used by the customer based on the related lodging agreements. Revenue from the sale of camp accommodations is recognized upon delivery.
Oil and Gas Field Services provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration, production, and power generation. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues for such services are recognized over the term of the agreements or as services are performed. Oil and Gas Field Services also provides equipment rentals to support drill sites. Revenue from rentals is recognized ratably over the rental period.
Stock-Based Compensation
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
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax consists of income from operations that were sold during the year ended December 31, 2010. In April 2010, the Company divested the Pembina Area Landfill, located near Dayton Valley, Alberta. In connection with this sale, the Company recognized a pre-tax gain of $1.3 million which, along with the net income for the Pembina Area Landfill, was recorded in income from discontinued operations for the year ended December 31, 2010. From January 1, 2010 to April 30, 2010, the Pembina Area Landfill generated $2.2 million of revenues and $2.5 million of pre-tax income which were included in income from discontinued operations. In addition, the Company sold in the second quarter of 2010 its mobile industrial health business and recognized a $1.4 million pre-tax gain on sale which was recorded in income from discontinued operations.

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
Business Combinations
For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, at their fair values. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received.
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
In June 2011, the FASB issued ASU 2011-5 Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. The new guidance revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-5 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This guidance required a change in the presentation of the financial statements and required retrospective application. The Company retrospectively adopted this guidance utilizing two separate but consecutive statements to report the components of other comprehensive income, and recast the financial statements for the years ending 2011, 2010 and 2009 in the Company's current Report on Form 8-K filed on July 16, 2012. The standard had no impact on the Company's financial position, results of operations or cash flows.
(3) BUSINESS COMBINATIONS
Safety-Kleen, Inc.
On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen for approximately $1.3 billion. The purchase price consisted of an all-cash purchase price of $1.25 billion, plus a $7.3 million adjustment for the amount by which the estimated net working capital (excluding cash) of Safety-Kleen on the closing date exceeded $50.0 million. The purchase price is subject to adjustment upon finalization of Safety-Kleen's net working capital balance (excluding cash) as of the closing date. The Company incurred acquisition-related costs of approximately $6.3 million in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2012. The Company financed the purchase through a combination of approximately $300.0 million of existing cash, $369.5 million in net proceeds from the Company's public offering of 6.9 million shares of Clean Harbors common stock, and approximately $589.0 million in net proceeds from the Company's private debt offering of $600.0 million of 5.125% senior unsecured notes due 2021. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services to commercial, industrial and automotive customers. In conjunction with the transaction, Safety-Kleen, Inc. and its subsidiaries became wholly-owned subsidiaries of Clean Harbors.
The Company believes Safety-Kleen is a good strategic fit, enabling Clean Harbors to (i) penetrate the small quantity waste generator market, (ii) broaden its waste treatment capabilities to include re-refining waste oil and expanded recycling capabilities, (iii) drive a substantial increase in waste volumes into its existing waste disposal treatment network, (iv) capitalize on the growing demand for recycled products including re-refined oil, (v) enhance its commitment to sustainability, (vi) leverage the combined sales forces to maximize cross-selling opportunities, (vii) add an immediately accretive (exclusive of transaction expenses) business to accelerate growth, (viii) leverage operating efficiencies through the combined company, and (ix) add to its cash flow.
The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company's acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments to the values presented below. The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands).

At December 28, 2012
Inventories and supplies	$102,339
Other current assets (i)	152,245
Property, plant and equipment	514,712
Permits and other intangibles	421,400
Other assets	4,985
Current liabilities	(192,652)
Closure and post-closure liabilities, less current portion	(15,774)
Remedial liabilities, less current portion	(38,370)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(128,375)
Total identifiable net assets	820,510
Goodwill (ii)	436,749
Total	$1,257,259
_____________

(i)	The fair value of the assets acquired includes customer receivables with a preliminary aggregate fair value of $132.9 million. Combined gross amounts due were $142.8 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $436.7 million will be assigned to specific operating segments and reporting units in the first quarter of the Company's 2013 fiscal year. None of the goodwill related to this acquisition will be deductible for tax purposes.

No revenue, expense, income or loss of Safety-Kleen was included in the Company's consolidated statements of income for the year ended December 31, 2012 due to the immateriality of the operating results subsequent to the December 28, 2012 acquisition date.
Unaudited Pro Forma Financial Information
The following unaudited pro forma combined summary financial information presented below gives effect to the following transactions as if they had occurred as of January 1, 2011, and assumes that there were no material, non-recurring pro forma adjustments directly attributable to: (i) the acquisition of Safety-Kleen, (ii) the sale of 6.9 million shares of the Company's common stock, (iii) the issuance of $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021, and (iv) the payment of related fees and expenses (in thousands).

	2012	2011
Pro forma combined revenues	$3,529,592	$3,245,637
Pro forma combined net income	$125,425	$129,242
This pro forma financial information is not necessarily indicative of the Company's consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company's consolidated results for any future period.
Other 2012 Acquisitions
The Company acquired (i) during the second quarter of 2012, all of the outstanding stock of a privately owned Canadian company which provides workforce accommodations, camp catering and fresh food services; (ii) during the third quarter of 2012, certain assets of a privately owned U.S. company that is engaged in the business of materials handling services that includes a variety of support equipment to provide customers with a sole source for any dredging and dewatering project; and (iii) during the fourth quarter of 2012, the shares and assets of certain subsidiaries of a privately owned company that is engaged in the business

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

of providing catalyst loading and unloading services in the United States and Canada. The combined purchase price for these acquisitions was approximately $107.5 million, including the assumption and payment of debt of $7.7 million and post-closing adjustments of $0.7 million based upon the assumed target amounts of working capital. Management has determined the preliminary purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. Such amounts are subject to adjustment based on the additional information necessary to determine fair values. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value.
Acquisition related costs of $0.4 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2012.
The Company has finalized the acquisition accounting of the identified acquired assets and liabilities for the acquisition completed in the third quarter of 2012. The Company has not finalized the acquisition accounting for the acquisition completed in the fourth quarter of 2012 or for the accounts receivable balances acquired in the acquisition completed in the second quarter. The Company expects to finalize the remaining valuations and complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates. Final determination of the fair value may result in further adjustments to the values presented below (in thousands).

	At Acquisition Dates	Measurement Period Adjustments	At Acquisition Dates (As Adjusted)
Current assets (i)	$20,215	$55	$20,270
Property, plant and equipment	51,162	739	51,901
Customer relationships and other intangibles	21,701	69	21,770
Other assets	53	—	53
Current liabilities	(5,368)	91	(5,277)
Other liabilities	(5,009)	(124)	(5,133)
Total identifiable net assets	82,754	830	83,584
Goodwill (ii)	24,759	(803)	23,956
Total	$107,513	$27	$107,540
_______________________

(i)	The preliminary fair value of the financial assets acquired included customer receivables with an aggregate fair value of $12.7 million. Combined gross amounts due were $13.3 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price attributed to expected operating and cross selling synergies. The goodwill has been assigned to the Industrial Services segment and will not be deductible for tax purposes.

The following unaudited pro forma combined financial data presents information as if the 2012 acquisitions had been acquired as of January 1, 2011 and assumes that there were no material, non-recurring pro forma adjustments directly attributable to those acquisitions. The pro forma financial information does not necessarily reflect the actual results that would have been reported had the Company and those three acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	2012	2011
Pro forma combined revenues	$2,268,621	$2,112,297
Pro forma combined net income	$130,322	$126,768
Third Quarter 2011 Acquisitions
During the third quarter of 2011, the Company acquired (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $142.1 million, including the assumption and payment of debt of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

$25.2 million, and preliminary post-closing adjustments of $4.5 million based upon the assumed target amounts of working capital. These acquisitions (i) enhanced the Company's service offerings to its customers and its reputation as a leading provider of comprehensive field services for the oil and gas sectors; (ii) provided a complement to the Company's catalyst handling, industrial and specialty industrial services for the refinery and petrochemical industry; and (iii) helped expand the Company's growing lodging business, respectively. These acquisitions have been integrated with the Oil and Gas Field Services, Technical Services and Industrial Services segments of the Company's operations and reporting structure.
As of September 30, 2012, the Company finalized the purchase accounting of the identified acquired assets and liabilities, including the completion of the intangible assets, current liabilities and remedial liability valuations. The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands).

At Acquisition Dates(As adjusted)
Current assets (i)	$41,551
Property, plant and equipment	62,969
Customer relationships and other intangibles	23,371
Other assets	1,671
Current liabilities	(23,148)
Asset retirement obligations	(200)
Other liabilities	(2,419)
Total identifiable net assets	103,795
Goodwill (ii)	38,339
Total	$142,134
_______________________

(i)	The fair value of the financial assets acquired included customer receivables with an aggregate fair value of $21.4 million. Combined gross amounts due were $22.1 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $13.3 million, $11.1 million and $13.9 million has been assigned to the Oil and Gas Field Services segment, the Technical Services segment, and the Industrial Services segment, respectively and will not be deductible for tax purposes.

Acquisition related costs of $0.8 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2011.
Peak
On June 10, 2011, the Company acquired 100% of the outstanding common shares of Peak Energy Services Ltd. (“Peak”) (other than the 3.15% of Peak’s outstanding common shares which the Company already owned) in exchange for approximately CDN $158.7 million in cash (CDN $0.95 for each Peak share) and the assumption and payment of Peak net debt of approximately CDN $37.5 million. The total acquisition price, which includes the previous investment in Peak shares referred to above, was approximately CDN $200.2 million, or U.S. $205.1 million based on an exchange rate of 0.976 CDN $ to one U.S. $ on June 10, 2011.
Peak is a diversified energy services corporation operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada. Peak also provides water technology solutions to a variety of customers throughout North America. Peak shares previously traded on the Toronto Stock Exchange under the symbol “PES.” This acquisition expanded the Company's presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support. The Peak business has been integrated within the Oil and Gas Field Services and Industrial Services segments of the Company's operations and reporting structure.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

The following table summarizes the purchase price for Peak at the acquisition date (in thousands).

At June 10, 2011 (As Adjusted)
Cash paid for Peak common shares	$162,585
Fair value of previously owned common shares (i)	4,117
Peak net debt assumed (ii)	38,431
Total purchase price	$205,133
____________

(i)
The Company previously owned a 3.15% interest in Peak which was recorded in marketable securities. On June 10, 2011, the Company acquired the remaining outstanding shares of Peak and as a result, the Company remeasured the fair value of its previously held common shares and recognized the resulting gain of $1.9 million in other income. The unrealized gain on the Peak investment was previously recorded in accumulated other comprehensive income. For this purpose, the fair value of the Company's previous investment in Peak was deemed to be $4.1 million, calculated based on the closing price of Peak's shares on the Toronto Stock Exchange on the date before the acquisition was publicly announced.

(ii)	The outstanding Peak debt, net of $15.7 million of cash assumed, which consisted of three term loan facilities, was paid off on June 10, 2011.
Acquisition related costs of $0.7 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2011.
As of June 30, 2012, the Company finalized the purchase accounting for the acquisition of Peak. The following table summarizes the amounts of identifiable assets acquired and liabilities assumed at June 10, 2011 (in thousands).

At June 10, 2011 (As adjusted)
Current assets(i)	$45,222
Property, plant and equipment	151,574
Identifiable intangible assets	12,337
Other assets	8,009
Current liabilities	(28,785)
Asset retirement obligations	(103)
Other liabilities	(11,341)
Total identifiable net assets	176,913
Goodwill(ii)	28,220
Total	$205,133
____________

(i)	The fair value of the financial assets acquired included customer receivables with a fair value of $33.3 million. The gross amount due was $34.7 million.

(ii)
Goodwill, which is attributable to expected operating and cross-selling synergies, will not be deductible for tax purposes. Goodwill of $12.9 million and $15.3 million has been recorded in the Oil and Gas Field Services and Industrial Services segments, respectively.

(4) FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities, derivative financial instruments and long-term debt. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments and are deemed to be Level 2 in the fair value hierarchy. The fair value of the Company's unsecured senior notes (due 2020 and 2021) at December 31, 2012 were $816.0 million and $623.5 million, respectively, based on quoted market prices or available market data. The fair value of the Company's secured senior notes at December 31, 2011 was $538.5 million based on quoted market prices. The senior unsecured and senior secured notes fair value is Level 2 in the fair value hierarchy.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) FAIR VALUE MEASUREMENTS (Continued)

The Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 were as follows (in thousands):

December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Auction rate securities (i)	$—	$—	$4,354	$4,354
Derivative instruments (ii)	$—	$165	$—	$165
Marketable securities (iii)	$11,778	$—	$—	$11,778
Liabilities:
Derivative financial instruments (ii)	$—	$1,242	$—	$1,242

December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Auction rate securities (i)	$—	$—	$4,245	$4,245
Marketable securities (iii)	$111	$—	$—	$111
________________________________________________

(i)
The auction rate securities are classified as available-for-sale and the fair value of these securities was estimated utilizing a probability discounted cash flow analysis. As of December 31, 2012, all of the Company's auction rate securities continue to have AAA underlying ratings. The Company attributes the $0.3 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity. During the year ended December 31, 2012, the Company recorded an unrealized pre-tax gain of $0.1 million on its auction rate securities which is included in other comprehensive income.

(ii)	The fair value of derivatives is recorded based on the present value of cash flows using a crude oil forward rate curve.

(iii)	The fair value of marketable securities is recorded based on quoted market prices and changes in fair value were included in other comprehensive income.
The following table presents the changes in the Company's auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance at January 1,	$4,245	$5,437
Sale of auction rate securities at par	—	(1,000)
Unrealized gain (loss) included in other comprehensive income	109	(192)
Balance at December 31,	$4,354	$4,245

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011
Oil and oil products	$77,735	$1,231
Supplies and drums	63,540	49,976
Solvent and solutions	9,398	433
Other	20,768	4,602
Total inventories and supplies	$171,441	$56,242
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011
Land	$106,037	$37,185
Asset retirement costs (non-landfill)	10,450	2,529
Landfill assets	77,952	58,466
Buildings and improvements	329,617	189,445
Camp equipment	135,827	110,242
Vehicles	385,172	231,980
Equipment	1,061,090	729,154
Furniture and fixtures	6,757	3,759
Construction in progress	31,780	24,522
	2,144,682	1,387,282
Less - accumulated depreciation and amortization	612,919	483,335
Total property, plant and equipment, net	$1,531,763	$903,947
h
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Balance at January 1	$122,392	$60,252
Acquired from acquisitions	464,581	65,049
Increase from adjustments related to the acquisitions during the measurement period	5,037	—
Foreign currency translation	1,761	(2,909)
Balance at December 31	$593,771	$122,392
The increase in goodwill during the year ended December 31, 2012 was primarily attributed to the Company's acquisition of Safety-Kleen and other 2012 acquisitions. The goodwill related to these acquisitions includes estimates that are subject to change based upon final fair value determinations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Below is a summary of permits and other intangible assets (in thousands):

	December 31, 2012				December 31, 2011
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$148,661	$46,282	$102,379	21.8	$106,939	$45,629	$61,310	17.9
Customer and supplier relationships	372,751	27,739	345,012	13.2	83,721	17,650	66,071	7.9
Other intangible assets	22,027	12,121	9,906	3.6	19,321	9,265	10,056	5.3
Total amortizable permits and other intangible assets	543,439	86,142	457,297	13.6	209,981	72,544	137,437	10
Trademarks and trade names	115,520	—	115,520	Indefinite	$2,207	$—	$2,207	Indefinite
Total permits and other intangible assets	$658,959	$86,142	$572,817		$212,188	$72,544	$139,644
The increase in customer and supplier relationships and trademarks and trade names was primarily attributed to the Safety-Kleen and other 2012 acquisitions. Amounts are provisional and subject to change upon completion of final valuations. The total amounts assigned and the weighted average amortization period by major intangible asset classes as it relates to these acquisitions as of December 31, 2012, were as follows:

	Safety-Kleen Total Amount Assigned	Safety-Kleen Weighted Average Amortization Period (in years)	Other 2012 Acquisitions Total Amount Assigned	Other Acquisitions Weighted Average Amortization Period (in years)
Permits	$36,600	30.0	$4,101	30.0
Customer and supplier relationships	271,000	18.0	17,626	7.1
Other intangible assets	—	—	854	1.4
Total Amortizable permits and other intangible assets	307,600	18.9	22,581	7.4
Trademarks and trade names	113,800	Indefinite	—
Total permits and other intangible assets	$421,400		$22,581
Below is the expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2012 (in thousands):

Years Ending December 31,	Expected Amortization
2013	$33,990
2014	32,879
2015	32,103
2016	31,354
2017	30,387
Thereafter	296,584
$457,297

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Insurance	$48,243	$21,712
Interest	20,061	15,434
Accrued disposal costs	1,835	2,455
Accrued compensation and benefits	70,250	56,029
Income, real estate, sales and other taxes	35,640	14,863
Other	56,400	37,499
	$232,429	$147,992
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2011 through December 31, 2012 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2011	$29,756	$8,923	$38,679
Liabilities assumed in acquisitions	—	202	202
New asset retirement obligations	2,469	—	2,469
Accretion	2,255	1,126	3,381
Changes in estimates recorded to statement of income	(822)	(580)	(1,402)
Changes in estimates recorded to balance sheet	(4,232)	292	(3,940)
Expenditures	(3,597)	(935)	(4,532)
Currency translation and other	(65)	89	24
Balance at December 31, 2011	25,764	9,117	34,881
Liabilities assumed in Safety-Kleen acquisition	—	17,753	17,753
New asset retirement obligations	3,257	—	3,257
Accretion	2,897	1,096	3,993
Changes in estimates recorded to statement of income	133	1,061	1,194
Changes in estimates recorded to balance sheet	(3,086)	15	(3,071)
Expenditures	(2,382)	(1,463)	(3,845)
Currency translation and other	75	11	86
Balance at December 31, 2012	$26,658	$27,590	$54,248
All of the landfill facilities included in the above were active as of December 31, 2012. The changes in estimates for non-landfill retirement liabilities in 2012 were primarily related to one site where the timing of the closure was accelerated.
New asset retirement obligations incurred in the period January through July 2012 were discounted at the credit-adjusted risk-free rate of 8.56%. Subsequent to the Company's $800.0 million senior unsecured notes offering which was completed on July 30, 2012, the Company recalculated its credit-adjusted risk-free rate. Beginning in August 2012, new asset retirement obligations were discounted at the rate of 6.66%. The Company has used a consistent inflation rate of 1.02% through the 2012 year. New asset retirement obligations incurred in 2011 were discounted at the credit-adjusted risk-free rate of 8.79% and inflated at a rate of 1.01%.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)

Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2013	$9,501
2014	9,830
2015	7,663
2016	5,216
2017	5,850
Thereafter	261,385
Undiscounted closure and post-closure liabilities	299,445
Less: Discount at credit-adjusted risk-free rate	(156,559)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(88,638)
Present value of closure and post-closure liabilities	$54,248
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2011 through December 31, 2012 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2011	$5,511	$82,354	$49,748	$137,613
Liabilities assumed in acquisitions	—	—	100	100
Accretion	271	3,780	2,247	6,298
Changes in estimates recorded to statement of income	(55)	(3,825)	2,442	(1,438)
Expenditures	(71)	(3,852)	(2,864)	(6,787)
Currency translation and other	(56)	(8)	(402)	(466)
Balance at December 31, 2011	5,600	78,449	51,271	135,320
Liabilities assumed in Safety-Kleen acquisition	—	—	42,543	42,543
Accretion	276	3,456	2,192	5,924
Changes in estimates recorded to statement of income	(31)	(5,978)	(3,643)	(9,652)
Expenditures	(82)	(4,851)	(2,413)	(7,346)
Currency translation and other	66	3	362	431
Balance at December 31, 2012	$5,829	$71,079	$90,312	$167,220
In 2012, the benefit resulting from the changes in estimates for inactive sites primarily related to three sites. Updates to the scope of work at two sites and favorable environmental studies at a third site led to reductions in related remedial liabilities. The benefit resulting from the changes in estimates for non-landfill sites was primarily due to the implementation of a new technology to replace the traditional pump and treat method of handling wastewater at one site.
In 2011, the benefit resulting from the changes in estimates for inactive sites primarily related to four sites. Installation of a solar array system led to lower estimated future utility costs at one site; favorable environmental studies and regulatory approvals were achieved at a second and third site; and utilization of internal labor rather than external contractors at a fourth site enabled the Company to reduce its estimate of remediation costs. The increase in remedial liabilities due to changes in estimates for non-landfill sites was primarily due to the finalization of the corrective action plan at one site.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) REMEDIAL LIABILITIES (Continued)

Anticipated payments at December 31, 2012 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2013	$16,446
2014	16,348
2015	15,501
2016	12,456
2017	9,334
Thereafter	137,442
Undiscounted remedial liabilities	207,527
Less: Discount	(40,307)
Total remedial liabilities	$167,220
Based on currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2012 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $167.2 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $21.5 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.
Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (29 facilities)	$81,883	49.0%	$10,932
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (17 facilities)	71,079	42.5	9,118
Superfund sites owned by third parties (29 sites)	14,258	8.5	1,426
Total	$167,220	100.0%	$21,476
___________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) REMEDIAL LIABILITIES (Continued)

Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$32,176	19.2%	$4,721
Bridgeport, NJ	Closed incinerator	21,593	12.9	2,811
Mercier, Quebec(2)	Idled incinerator and legal proceedings	14,611	8.7	1,562
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (43 facilities)	84,582	50.7	10,956
Various(2)	Superfund sites (each representing less than 5% of total liabilities) owned by third parties (29 sites)	14,258	8.5	1,426
Total		$167,220	100.0%	$21,476
_________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

(2)
$34.5 million of the $167.2 million remedial liabilities and $3.5 million of the $21.5 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 17, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2012	December 31, 2011
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$—
Senior unsecured notes, at 5.125%, due June 1, 2021	600,000	—
Senior secured notes, at 7.625%, due August 15, 2016	—	520,000
Revolving credit facility, due May 31, 2016	—	—
Unamortized notes premium and discount, net	—	4,203
Long-term obligations	$1,400,000	$524,203
Senior Unsecured Notes, at 5.25%, due August 1, 2020. During 2012, the Company redeemed and repurchased the $520 million aggregate principal amount of 7.625% senior secured notes due 2016 ("2016 Notes").  The Company financed that purchase and redemption of the 2016 Notes through a private placement of $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020 ("2020 Notes") which the Company completed on July 30, 2012. The Company used the remaining net proceeds from such private placement of the 2020 Notes to finance a portion of the purchase price for its 2012 acquisitions and for general corporate purposes. On November 16, 2012, the Company completed an exchange offer for the unregistered 2020 Notes originally issued for an equivalent amount of 2020 Notes the Company had registered under the Securities Act of 1933, as amended, pursuant to a registration statement which became effective in October 2012.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) FINANCING ARRANGEMENTS (Continued)

The principal terms of the 2020 Notes are as follows:
The 2020 Notes will mature on August 1, 2020.  The notes bear interest at a rate of 5.25% per annum, computed on the basis of a 360-day year composed of twelve 30-day months. Interest is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company may redeem some or all of the 2020 Notes at any time on or after August 1, 2016 upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on August 1 of the year set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Percentage
2016	102.625%
2017	101.313%
2018 and thereafter	100.000%
At any time, or from time to time, prior to August 1, 2015, the Company may also redeem up to 35% of the aggregate principal amount of all the 2020 Notes issued under the indenture at a redemption price of 105.25% of the principal amount, plus accrued and unpaid interest, using proceeds from certain equity offerings, provided that after such redemption the aggregate principal amount of outstanding 2020 Notes must equal at least 65% of the aggregate principal amount of 2020 Notes issued under the indenture. Additionally, at any time, or from time to time, prior to August 1, 2016, the Company may also redeem some or all of the 2020 Notes at a redemption price of 100% of the principal amount plus a make-whole premium and any accrued and unpaid interest. Holders may require the Company to repurchase the 2020 Notes at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest, upon a change of control of the Company.
The 2020 Notes and the related indenture contain various customary non-financial covenants and are guaranteed by substantially all the Company's current and future domestic restricted subsidiaries. The 2020 Notes are the Company's and the guarantors' senior unsecured obligations ranking equally with the Company's and the guarantors' existing and future senior unsecured obligations and senior to any future indebtedness that is expressly subordinated to the 2020 Notes and the guarantees. The 2020 Notes and the guarantees rank effectively junior in right of payment to the Company's and the guarantors' secured indebtedness (including loans and reimbursement obligations in respect of outstanding letters of credit) under the Company's revolving credit facility and capital lease obligations to the extent of the value of the assets securing such secured indebtedness. The 2020 Notes are not guaranteed by the Company's Canadian or other foreign subsidiaries, and the 2020 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries that are not guarantors of the 2020 Notes.
Senior Unsecured Notes, at 5.125%, due June 1, 2021.  On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 (the "2021 Notes").  The Company used the net proceeds from such private placement of the 2021 Notes to fund a portion of the purchase price to acquire Safety-Kleen on December 28, 2012.
The principal terms of the 2021 Notes are as follows:
The 2021 Notes will mature on June 1, 2021.  The notes bear interest at a rate of 5.125% per annum. Interest is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2013. The Company may redeem some or all of the 2021 Notes at the following redemption prices (expressed as percentages of the principal amount) if redeemed.

Year	Percentage
2016	102.563%
2017	101.281%
2018 and thereafter	100.000%
At any time, or from time to time, prior to December 1, 2015, the Company may also redeem up to 35% of the aggregate principal amount of all of the 2021 Notes issued under the indenture at a redemption price equal to 105.125% of the principal amount, plus accrued and unpaid interest, using proceeds from certain equity offerings, provided that after such redemption the aggregate principal amount of outstanding 2021 Notes must equal at least 65% of the aggregate principal amount of 2021 Notes issued under the indenture. Additionally, at any time, or from time to time, prior to December 1, 2016, the Company may

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) FINANCING ARRANGEMENTS (Continued)

redeem some or all of the 2021 Notes at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest. Holders may require the Company to repurchase the notes under certain circumstances if the Company experiences a change of control.
The 2021 Notes and the related indenture contain various customary non-financial covenants and are guaranteed by substantially all the Company's current and future domestic restricted subsidiaries. The 2021 Notes are the Company's and the guarantors' senior unsecured obligations ranking equally with the Company's and the guarantors' existing and future senior unsecured obligations and senior to any future indebtedness that is expressly subordinated to the 2021 Notes and the guarantees. The 2021 Notes are effectively subordinated to all of the Company's and the Company's subsidiaries secured indebtedness under the Company's revolving credit facility and capital lease obligations to the extent of the value of the assets securing such secured indebtedness. The 2021 Notes are not guaranteed by the Company's existing and future Canadian or other foreign subsidiaries, and the 2021 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries that are not guarantors of the 2021 Notes.
Revolving Credit Facility. On January 17, 2013, the Company entered into an amendment and restatement of the previously existing revolving credit facility with Bank of America, N.A. (“BofA”), as agent for the lenders under the facility.  The principal changes to the terms of the facility were to:
(i) increase the maximum amount of borrowings and letters of credit which the Company may obtain under the facility from $250.0 million to $400.0 million (with a $325.0 million sub-limit for letters of credit);
(ii) provide that of such $400.0 million maximum amount, $300.0 million (with a $250.0 million sub-limit for letters of credit) will be available for Clean Harbors, Inc. and its domestic subsidiaries and $100.0 million (with a $75.0 million sub-limit for letters of credit) will be available for the Company's Canadian subsidiaries;
(iii)  reduce the interest rate on borrowings under the facility, in the case of LIBOR loans, from LIBOR plus an applicable margin ranging (depending primarily on the Company's fixed charge coverage ratio for the most recently completed four fiscal quarters) from 1.75% to 2.25% per annum to LIBOR plus an applicable margin ranging from 1.50% to 2.00% per annum, and, in the case of base rate loans, from BofA's base rate plus an applicable margin ranging from 0.75% to 1.25% per annum to BofA's base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, and with such reduced applicable margin for LIBOR loans also to be the annual fee for outstanding letters of credit; and
(iv)  extend the term of the facility so that it will expire on January 17, 2018.
At December 31, 2012 and 2011, the revolving credit facility had no outstanding loan balances, $117.4 million and $167.4 million, respectively, available to borrow and $132.6 million and $82.6 million, respectively, of letters of credit outstanding. That total of outstanding letters of credit at December 31, 2012 includes $46.0 million of back-up letters of credit obtained under the Company's revolving credit facility in connection with the Company's December 28, 2012 acquisition of Safety-Kleen.
(12) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Domestic	$90,240	$128,201	$161,969
Foreign	37,490	56,477	26,388
Total	$127,730	$184,678	$188,357

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) INCOME TAXES (Continued)

The (benefit) provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Current:
Federal (i)	$(29,401)	$16,285	$48,974
State	(10,736)	6,002	10,397
Foreign	4,030	(2,697)	(5,687)
	(36,107)	19,590	53,684
Deferred
Federal	23,521	22,455	1,207
State	2,865	2,710	(647)
Foreign	7,777	12,671	3,598
	34,163	37,836	4,158
Net (benefit) provision for income taxes	$(1,944)	$57,426	$57,842
_____________________

(i)
The 2012 benefit includes decrease in unrecognized tax benefits of $52.4 million (net of interest and penalties of $29.3 million) resulting from expiring statute of limitation periods related to an historical Canadian debt restructuring transaction.

The Company's effective tax rate (including taxes on income from discontinued operations in 2010) for fiscal years 2012, 2011 and 2010 was (2) percent, 31 percent and 31 percent, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Tax expense at statutory rate	$44,705	$64,637	$65,925
State income taxes, net of federal benefit	3,526	5,788	6,966
Foreign rate differential	(8,607)	(10,229)	(6,752)
Non-deductible transaction costs	2,229	416	—
Uncertain tax position releases	(52,424)	(6,156)	(14,282)
Uncertain tax position interest and penalties	1,658	2,240	2,636
Other	6,969	730	3,349
Net (benefit) provision for income taxes	$(1,944)	$57,426	$57,842

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) INCOME TAXES (Continued)

The components of the total net deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Workers compensation accrual	$4,961	$5,011
Provision for doubtful accounts	7,451	4,803
Closure, post-closure and remedial liabilities	52,382	31,082
Accrued expenses	20,102	13,635
Accrued compensation	5,000	2,279
Net operating loss carryforwards(1)	92,623	23,663
Tax credit carryforwards(2)	31,939	19,977
Uncertain tax positions accrued interest and federal benefit	350	11,462
Stock-based compensation	844	1,884
Other	1,121	4,421
Total deferred tax assets	216,773	118,217
Deferred tax liabilities:
Property, plant and equipment	(220,086)	(114,115)
Permits and other intangible assets	(155,214)	(20,547)
Total deferred tax liabilities	(375,300)	(134,662)
Total net deferred tax liability before valuation allowance	(158,527)	(16,445)
Less valuation allowance	(25,635)	(11,473)
Net deferred tax liabilities	$(184,162)	$(27,918)
___________________________________

(1)
As of December 31, 2012, the net operating loss carryforwards included (i) state net operating loss carryovers of $150.1 million which begin to expire in 2019, (ii) federal net operating loss carryforwards of $212.1 million which begin to expire in 2025, and (iii) foreign net operating loss carryforwards of $53.9 million which begin to expire in 2026.

(2)	As of December 31, 2012, foreign tax credit carryforwards of $31.9 million expire between 2013 and 2022 as follows:

Years Ending December 31,	Expected Amount
2013	$4,656
2014	3,603
2015	889
2016	1,164
2017	1,192
Thereafter	20,435
$31,939
During 2012, the Company decreased taxes payable for adjustments related to realized and recognized tax benefits of $8.5 million related to exercises of non-qualified stock options and the vesting of restricted stock of which $5.9 million resulted in an increase to additional paid-in capital.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2012 and 2011, the amount of earnings for which no repatriation tax has been provided was $143.4 million

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) INCOME TAXES (Continued)

and $105.4 million, respectively. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2012, 2011 and 2010, the Company had a valuation allowance of $25.6 million, $11.5 million and $12.9 million, respectively. The Safety-Kleen acquisition accounted for $12.5 million of the increase in the valuation allowance, which consisted of $7.8 million of foreign tax credits and $4.7 million of foreign net operating loss carryforwards. The total allowance as of December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $6.6 million of foreign net operating loss carryforwards and credits. The allowance as of December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards. The allowance as of December 31, 2010 consisted of $11.3 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.
Included in the balance of liabilities for uncertain tax positions at December 31, 2012 and 2011 was $4.9 million and $63.0 million, respectively, of unrecognized tax benefits (including interest and penalties) that, if recognized, would affect the annual effective income tax rate.
The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2012 included accrued interest of $1.4 million. Interest expense that is recorded as a tax expense against the liability for unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 included interest and penalties of $2.8 million, $3.4 million and $4.1 million, respectively.
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2010 through December 31, 2012, were as follows (in thousands):

	2012	2011	2010	Description
Unrecognized tax benefits as of January 1	$36,217	$39,709	$48,178
Gross adjustments in tax positions	—	(302)	498	Additional Canadian liabilities
Gross increases due to current year acquisitions	2,652	376	—	Additional U.S. and Canadian liabilities
Settlements	—	(75)	—	Required payments
Expiration of statute of limitations	(35,328)	(3,436)	(8,929)	U.S. and Canadian
Foreign currency translation	2	(55)	(38)	Currency translation adjustment
Unrecognized tax benefits as of December 31	$3,543	$36,217	$39,709
Total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, decreased by approximately $52.4 million. The $52.4 million (net of interest and penalties of $29.3 million) was recorded in earnings and therefore impacted the effective income tax rate. Approximately $52.1 million was due to expiring statute of limitation periods related to a historical Canadian debt restructuring transaction and $0.3 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.
As of December 31, 2012, the Company had recorded $3.5 million of liabilities for unrecognized tax benefits and $1.4 million related to interest. As of December 31, 2011, the Company had recorded $36.2 million of liabilities for unrecognized tax benefits and $26.8 million related to interest and penalties.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2009 through 2012. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2005 through 2012. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
Due to expiring statute of limitation periods and the resolution of tax audits, the Company believes that total unrecognized tax benefits, will decrease by approximately $4.1 million within the next 12 months. The $4.1 million (which

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) INCOME TAXES (Continued)

includes interest and penalties of $1.3 million) is related to various federal, state and foreign tax laws and will be recorded in earnings and therefore will impact the effective income tax rate, net of tax benefits.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Years Ended December 31,
	2012	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$129,674	$127,252	$127,721
Income from discontinued operations, net of tax	—	—	2,794
Net income	$129,674	$127,252	$130,515
Denominator:
Basic shares outstanding	53,884	52,961	52,622
Dilutive effect of equity-based compensation awards	195	363	310
Dilutive shares outstanding	54,079	53,324	52,932
Basic earnings per share
Income from continuing operations	$2.41	$2.40	$2.43
Income from discontinued operations, net of tax	—	—	0.05
Net income	$2.41	$2.40	$2.48
Diluted earnings per share
Income from continuing operations	$2.40	$2.39	$2.42
Income from discontinued operations, net of tax	—	—	0.05
Net income	$2.40	2.39	2.47
For the year ended December 31, 2012, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 65,000 outstanding performance stock awards for which the performance criteria were not attained at that time. For the years ended December 31, 2011 and 2010, there were no anti-dilutive securities.
All shares and per share amounts included in the above table have been adjusted for the two-for-one stock split on July 26, 2011.
(14) STOCKHOLDERS' EQUITY
Common Stock
On December 3, 2012, the Company issued 6.9 million shares of common stock, including 900,000 shares of common stock issued upon exercise of the underwriters' option, at a public offering price of $56.00 per share. After deducting the underwriters' discount and offering expenses, the Company received net proceeds of $369.5 million from the issuance. The net proceeds from this offering were used to pay a portion of the purchase price to acquire Safety-Kleen on December 28, 2012.
Stock Split
On June 8, 2011, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock in the form of a stock dividend of one share for each outstanding share. The stock dividend was paid on July 26, 2011 to holders of record at the close of business on July 6, 2011. The stock split followed the approval, at the Company's 2011 annual meeting of stockholders, of a proposal to increase the Company's authorized shares of common stock from 40 million to 80 million. The stock split did not change the proportionate interest that a stockholder maintained in the Company. All share and per share information, including options, restricted and performance stock awards, stock option exercises, employee stock purchase plan purchases, common stock and additional paid-in capital accounts on the consolidated balance sheets and consolidated statements of income and stockholders' equity, have been retroactively adjusted to reflect the two-for-one stock split. In addition, awards granted and weighted average fair value of awards granted have also been retroactively adjusted.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION
In 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provided for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 2000 Plan expired on April 15, 2010, but there were outstanding on December 31, 2012 options granted under the 2000 Plan for an aggregate of 97,200 shares which will remain in effect until such options are either exercised or expire in accordance with their terms.
In 2010, the Company adopted an equity incentive plan (the "2010 Plan"), which provides for awards of up to 6,000,000 shares of Common Stock (subject to certain anti-dilution adjustments) in the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, and (v) certain other stock-based awards. The Company ceased issuing stock options in 2008, and all awards issued to date under the 2010 Plan have been in the form of restricted stock awards and performance stock awards as described below.
As of December 31, 2012 and 2011, the Company had the following types of stock-based compensation awards outstanding under the 2000 Plan and the 2010 Plan: stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate ten years from the date of grant. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria as described below.
Total stock-based compensation cost charged to income from operations for the years ended December 31, 2012, 2011 and 2010 was $7.5 million, $8.2 million and $7.2 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $2.9 million, $2.4 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock Option Awards
The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards based on the assumptions in the following table. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. The expected forfeiture rates used to calculate compensation expense were 4% for non-executive employees, executives and directors.
The Company ceased issuing stock option awards in May 2008 and as of December 31, 2012, all remaining options then outstanding had vested.
The following table summarizes activity under the Plans relating to stock options:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/12 (in thousands)
Outstanding at January 1, 2012	144,698	$12.12	2.32	$7,469
Exercised	(47,498)	6.01
Outstanding, exercisable and vested at December 31, 2012	97,200	$15.10	1.96	$3,880
As of December 31, 2012, there was no unrecognized compensation cost related to stock option awards under the Company's stock incentive plans. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $2.3 million, $2.1 million, and $2.8 million, respectively.

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
The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and is amortized to expense over its vesting period. The expected forfeiture rate used to calculate compensation expense was 4% for non-executive employees, executives and directors.
The following table summarizes information about restricted stock awards for the year ended December 31, 2012:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	309,051	$43.36
Granted	165,261	58.12
Vested	(60,177)	38.83
Forfeited	(61,308)	48.82
Unvested at December 31, 2012	352,827	$50.10
As of December 31, 2012, there was $15.6 million of total unrecognized compensation cost arising from restricted stock awards under the Company's stock incentive plans. This cost is expected to be recognized over a weighted average period of 3.6 years. The total fair value of restricted stock vested during 2012, 2011 and 2010 was $3.3 million, $3.7 million and $1.4 million, respectively.
Performance Stock Awards
The following information relates to performance stock awards that have been granted to employees under the Company's stock incentive plans. Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving such targets typically based on revenue and Adjusted EBITDA margin and also includes continued service conditions. For the 2012 performance awards, the Company added a performance metric related to Total Recordable Incident Rate.
The fair value of each performance stock award is based on the closing price of the Company's stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable. The expected forfeiture rate used to calculate compensation expense was 4% for non-executive employees, executives and directors.
For the performance stock awards granted in 2012, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2012 or 2013. Management determined that one of the three performance criteria was considered probable to be achieved and recognized stock-based compensation expense through sales, general and administrative expenses for the year ended December 31, 2012 with respect to the performance stock awards.
For the performance stock awards granted in 2011, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2011 or 2012. Based on the Company's performance during 2011, management determined that those performance targets had been achieved and the Company therefore recognized cumulative expense through sales, general and administrative expenses for the years ended December 31, 2012 and 2011 with respect to the performance stock awards granted in 2011.
For the performance stock awards granted in 2010, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2010 or 2011. Based on the Company's performance during 2010, management determined that those performance targets had been achieved and the Company therefore recognized cumulative expense through sales, general and administrative expenses for the year ended December 31, 2011 and 2010 with respect to the performance stock awards granted in 2010.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about performance stock awards for the year ended December 31, 2012:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	112,923	$41.09
Granted	70,511	66.98
Vested	(108,306)	41.12
Forfeited	(9,792)	54.58
Unvested at December 31, 2012	65,336	$66.96
As of December 31, 2012, there was $2.0 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards then deemed probable of vesting under the Company's stock incentive plans that will be recognized over the next two years. The total fair value of performance awards vested during 2012, 2011 and 2010 was $6.0 million, $16.8 million and $0.6 million, respectively.
Employee Stock Purchase Plan
In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of 2.0 million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 100,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company's stockholders approved an increase of 1.0 million in the maximum number of shares which can be issued under the ESPP. As of December 31, 2012, the Company had reserved 517,140 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2012 and 2011 was $10.29 and $8.45, respectively.
Common Stock Awards
In the years ended December 31, 2012 and 2011, the Company did not issue any shares of common stock without restrictions under the Company's 2010 Plan.
(16) EMPLOYEE BENEFIT PLANS
The Company has responsibility for a defined benefit plan that covered 20 active non-supervisory Canadian employees as of December 31, 2012. The Company recognizes the over funded or under funded status of the pension plan as an asset or liability. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligations to current and retired employees.
The following table presents the net periodic pension cost for the years ended December 31, (in thousands):

	2012	2011	2010
Service cost	$218	$156	$144
Interest cost	457	462	421
Expected return on fair value of assets	(452)	(502)	(466)
Actuarial loss	69	35	31
Net periodic pension cost	$292	$151	$130

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) EMPLOYEE BENEFIT PLANS (Continued)

Weighted average assumptions used to determine pension benefit obligations at year end and net pension cost for the following years were as follows:

	2012	2011	2010
Discount rate	4.40%	5.40%	5.75%
Expected return on fair value of assets	5.75%	6.50%	6.75%
Rate of compensation increase	3.75%	3.75%	3.75%
The long-term rate-of-return-on-assets assumption was determined using a building-block method, which integrates historical inflation, real risk-free rates and risk premiums for the different asset categories forming the plan fund. A weighted average of the above result and the historical return of the plan's fund is then calculated. The current asset mix is assumed to remain constant and a 0.65% adjustment for investment and custodial fees was taken into account.
The accumulated benefit obligation was $9.3 million and $7.7 million at December 31, 2012 and 2011, respectively.
The following table sets forth the changes in benefit obligations, plan assets and the net pension liability accrued on the Company's consolidated balance sheets at December 31, (in thousands):

	2012	2011
Change in benefit obligations:
Benefit obligation at the beginning of year	$8,227	$7,933
Service cost	218	156
Interest cost	457	462
Employee contributions	38	50
Actuarial gain	1,283	39
Benefits paid	(511)	(250)
Currency translation	197	(163)
Benefit obligation at end of year	$9,909	$8,227

	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$7,666	$7,660
Actual return on plan assets	785	102
Employer contributions	471	254
Employee contributions	38	50
Benefits paid	(511)	(250)
Currency translation	181	(150)
Fair value of plan assets at end of year	$8,630	$7,666

	2012	2011
Unfunded pension liability (included in other long-term liabilities)	$(1,279)	$(561)

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) EMPLOYEE BENEFIT PLANS (Continued)

The Company's pension assets measured at fair value by asset class at December 31, 2012 and 2011 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Canadian equities	$2,520	$—	$—	$2,520
Canadian corporate and other bonds	—	2,106	—	2,106
United States equities	1,502	—	—	1,502
International equities	1,329	—	—	1,329
Canadian government bonds	716	—	—	716
Cash and cash equivalents	457	—	—	457
Total	$6,524	$2,106	$—	$8,630

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Canadian equities	$2,146	$—	$—	$2,146
Canadian corporate and other bonds	—	2,146	—	2,146
United States equities	1,304	—	—	1,304
International equities	1,073	—	—	1,073
Canadian government bonds	690	—	—	690
Cash and cash equivalents	307	—	—	307
Total	$5,520	$2,146	$—	$7,666
Components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows at December 31, (in thousands):

	2012	2011	2010
Net loss	$954	$427	$111
Amortization of net loss	(69)	(34)	(32)
Total expense recognized in other comprehensive income	$885	$393	$79
Amounts recognized in other comprehensive income during the years ended December 31, 2012, 2011 and 2010 were $2.5 million, $1.6 million and $1.2 million, respectively. The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $133 thousand.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) EMPLOYEE BENEFIT PLANS (Continued)

The Company's weighted average asset allocations at December 31, 2012 and 2011 were as follows:

	2012	2011
Canadian equities	29%	28%
Canadian corporate bonds	25%	28%
United States equities	18%	17%
International equities	15%	14%
Canadian government bonds	8%	9%
Cash and cash equivalents	5%	4%
Total	100%	100%
The Company expects to contribute $243 thousand to this pension plan in 2013.
Benefit payments including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows (in thousands):

Year	Expected benefit payments
2013	$307
2014	305
2015	337
2016	370
2017	385
Thereafter	2,207
The Company has profit-sharing plans under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees and a Canadian Registered Retired Savings Plan covering all Canadian employees. Both plans allow employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $4.8 million, $3.9 million, and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to the U.S. plan and $2.1 million, $1.6 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to the Canadian plan.
(17) COMMITMENTS AND CONTINGENCIES
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
At December 31, 2012 and December 31, 2011, the Company had recorded reserves of $38.6 million and $30.3 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2012 and December 31, 2011, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.5 million more and $2.7 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2012, the $38.6 million of reserves consisted of (i) $34.5 million related to pending legal or administrative proceedings, including Superfund

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) COMMITMENTS AND CONTINGENCIES (Continued)

liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $4.1 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. The reasonably possible additional liability amounts resulting from the legal or administrative proceedings discussed below included $3.5 million related to remedial liabilities, and such $3.5 million was therefore included in the reasonably possible additional liability amounts in the tables under the column heading "Remedial Liabilities (Including Superfund Liabilities) for Non-Landfill Operations" in Note 10, "Remedial Liabilities."
As of December 31, 2012, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2012, were as follows:
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
On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At December 31, 2012 and December 31, 2011, the Company had accrued $14.2 million and $13.3 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The increase resulted from interest accretion as well as a foreign exchange adjustment due to the strengthening of the Canadian dollar.
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Keen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2012 are as follows:
Product Liability Cases - Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 64 proceedings (including cases which have been settled but not formally dismissed) as of December 31, 2012, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) COMMITMENTS AND CONTINGENCIES (Continued)

claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2012. From December 31, 2011 to December 31, 2012, 27 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, Safety-Kleen did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, in state court in Alabama alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. Safety-Kleen disputes the basis of the claims on numerous grounds, including that Safety-Kleen has contracts with numerous customers authorizing the assessment of such fees and that in cases where no contract exists Safety-Kleen provides customers with a document at the time of service reflecting the assessment of the fee, followed by an invoice itemizing the fee. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers consented to the charges and that the surcharges were voluntarily paid by the customers when presented with an invoice. The lawsuit is still in its initial stages of discovery. The class related fact discovery must now be completed by September 4, 2013, and a hearing on class certification will be held in early to mid-2014. In late June 2012, a nearly identical lawsuit was filed by the same law firm on behalf of a California-based customer. The lawsuit contends, under various state law theories, that Safety-Kleen impermissibly assessed fuel surcharges and late payment fees, and seeks certification of a class of California customers only. Safety-Kleen will assert the same defenses as in the Alabama litigation. In December 2012, a similar suit was filed by the same law firm on behalf of a Missouri-based customer which contends under various state law theories that Safety-Kleen impermissibly assessed fuel surcharges and seeks certification of a class of Missouri customers only. Safety-Kleen will assert the same defenses as in the Alabama and California cases. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2012, and no reserve has been recorded.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 119 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 119 sites, two involve facilities that are now owned by the Company and 117 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.
The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 117 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, six are currently requiring expenditures on remediation, 16 are now settled, and 13 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) are further described below.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) COMMITMENTS AND CONTINGENCIES (Continued)

The 117 Superfund sites described above include 67 sites for which the Company had been notified it is a PRP or potential PRP prior to the Company's acquisition of Safety-Kleen on December 28, 2012, and an additional 50 sites at which Safety-Kleen had been notified it is a PRP or potential PRP prior to such acquisition. The total number of Superfund sites at which the Company had at December 31, 2012 potential liability and the total dollar amount of such estimated liability relating to those sites as described above have been increased to reflect the additional potential Superfund liabilities to which the Company became subject as a result of the Safety-Kleen acquisition. One of the third party sites (the Marine Shale site) is further described below.
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
Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company's acquisition of the CSD assets and Clean Harbors was never a customer of Marine Shale. A Safety-Kleen subsidiary was, however, a Marine Shale customer and has been named a PRP. On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. The Company has joined with other parties to form a group (the "Site Group") to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At December 31, 2012 and December 31, 2011, the amount of the Company's reserves relating to the Marine Shale site were $4.4 million and $3.8 million, respectively. The increase in the reserve related primarily to the acquisition of Safety-Kleen in December 2012.
Certain Other Third Party Sites.    At 11 of the 117 third party sites, Clean Harbors has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of those third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) COMMITMENTS AND CONTINGENCIES (Continued)

legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreement which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 117 third party sites discussed above. However, except as described above with respect to the 35 Listed Third Party Sites and the Marine Shale site, the Company believes that its potential liability, if any, to contribute to the cleanup of such remaining sites will not, in the aggregate, exceed $100,000.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2012 and 2011, there were four proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
Leases
The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from 1 to 20 years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2012 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2013	$5,475	$46,253
2014	2,676	37,502
2015	374	29,821
2016	—	23,182
2017	—	16,281
Thereafter	—	40,423
Total minimum lease payments	8,525	$193,462
Less: imputed interest at interest rates ranging from 4.0% to 16.0%	554
Present value of future minimum lease payments	7,971
Less: current portion of capital lease obligations	5,092
Long-term capital lease obligations	$2,879
During the years ended December 31, 2012, 2011 and 2010, rent expense including short-term rentals, was approximately $102.9 million, $86.7 million, and $71.7 million, respectively.
Other Contingencies
Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy ranges from $0.25 million to $0.275 million. The historical deductible per occurrence for the workers' compensation, general liability and vehicle liability is $0.5 million. The deductible per occurrence for Safety-Kleen for the workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $5.0 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2012 and 2011, the Company had accrued $35.1 million and $12.9 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 0.5% and 0.69%, respectively. Actual expenditures in future periods can differ materially from accruals based on estimates.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) COMMITMENTS AND CONTINGENCIES (Continued)

Anticipated payments at December 31, 2012 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2013	$10,056
2014	6,824
2015	5,548
2016	3,487
2017	2,407
Thereafter	6,920
Undiscounted self-insurance liabilities	35,242
Less: Discount	125
Total self-insurance liabilities (included in accrued expenses)	$35,117
(18) SEGMENT REPORTING
During 2012, the Company’s operations were managed in four reportable segments: Technical Services, Field Services, Industrial Services and Oil and Gas Field Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded are other expense (income), loss on early extinguishment of debt and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the Company's estimate based on similar transactions with outside customers.
The operations not managed through the Company's four segments are recorded as "Corporate Items." Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the four segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company's four segments.
As stated in Note 3, “Business Combinations,” no revenue, expense, income or loss of Safety-Kleen is included in the Company's consolidated results of operations for the year ended December 31, 2012 due to the immateriality of the operating results subsequent to the December 28, 2012 acquisition date. Safety-Kleen's balance sheet amounts have been reported in total for purposes of the segment disclosures as of December 31, 2012. With the acquisition, the Company is reviewing its consolidated operations and organizational structure on a go forward basis. The Company expects to adjust its reportable segments and reporting units in the first quarter of the Company's 2013 fiscal year after completion of its review.
The following table reconciles third party revenues to direct revenues for the years ended December 31, 2012, 2011 and 2010 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of revenues from other segments.

	For the Year Ended December 31, 2012
	Technical Services	Field Services	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$907,372	$256,295	$605,235	$417,530	$1,476	$2,187,908
Intersegment revenues, net	28,526	(17,079)	(23,338)	11,891	—	—
Corporate Items, net	1,856	752	(249)	(489)	$(1,870)	—
Direct revenues	$937,754	$239,968	$581,648	$428,932	$(394)	$2,187,908

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) SEGMENT REPORTING (Continued)

	For the Year Ended December 31, 2011
	Technical Services	Field Services (1)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$858,954	$280,269	$479,376	$364,486	1,051	$1,984,136
Intersegment revenues, net	24,171	(20,144)	(9,175)	5,148	—	—
Corporate Items, net	2,249	187	(251)	(444)	(1,741)	—
Direct revenues	$885,374	$260,312	$469,950	$369,190	$(690)	$1,984,136

	For the Year Ended December 31, 2010
	Technical Services	Field Services (1)	Industrial Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$730,404	$448,386	$370,569	$181,872	$13	$1,731,244
Intersegment revenues, net	30,097	(32,860)	(7,929)	10,692	—	—
Corporate Items, net	2,844	(740)	(381)	130	(1,853)	—
Direct revenues	$763,345	$414,786	$362,259	$192,694	$(1,840)	$1,731,244
_______________________________________

(1)
During the year ended December 31, 2011, third party revenues for the Field Services segment included revenues of $43.6 million associated with the oil spill response efforts in Montana. During the year ended December 31, 2010, third party revenues for the Field Services segment included revenues of $253.0 million associated with the oil spill response efforts in the Gulf of Mexico and Michigan.

The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other (income) expense, and loss on early extinguishment of debt to segments.

	For the Year Ended December 31,
	2012	2011	2010
Adjusted EBITDA:
Technical Services	$244,989	$235,674	$190,559
Field Services	25,087	39,152	103,565
Industrial Services	139,923	103,535	76,573
Oil and Gas Field Services	75,809	76,383	30,857
Corporate Items	(112,041)	(104,736)	(86,862)
Total	373,767	350,008	314,692
Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	9,917	9,680	10,307
Depreciation and amortization	161,646	122,663	92,473
Income from operations	202,204	217,665	211,912
Other expense (income)	802	(6,402)	(2,795)
Loss on early extinguishment of debt	26,385	—	2,294
Interest expense, net of interest income	47,287	39,389	27,936
Income from continuing operations before provision for income taxes	$127,730	$184,678	$184,477
Revenue, property, plant and equipment and intangible assets outside of the United States
For the year ended December 31, 2012, the Company generated $1,254.2 million or 57.3% of revenues in the United States and Puerto Rico, $933.0 million or 42.6% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2011, the Company generated $1,149.4 million or 57.9% of revenues in the United States and Puerto Rico, $833.6 million or 42% of revenues in Canada, and less than 1.0% of revenues in other international

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) SEGMENT REPORTING (Continued)

locations. For the year ended December 31, 2010, the Company generated $1,144.1 million or 66.1% of revenues in the United States and Puerto Rico, $586.4 million or 33.9% of revenues in Canada, and less than 1.0% of revenues in other international locations.
As of December 31, 2012, the Company had property, plant and equipment, net of depreciation and amortization of $1.5 billion, and permits and other intangible assets of $572.8 million. Of these totals, $640.6 million or 41.8% of property, plant and equipment and $78.8 million or 13.8% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2011, the Company had property, plant and equipment, net of depreciation and amortization of $903.9 million, and permits and other intangible assets of $139.6 million. Of these totals, $509.6 million or 56.4% of property, plant and equipment and $74.9 million or 53.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries).
The following table presents assets by reported segment and in the aggregate (in thousands).

	December 31, 2012	December 31, 2011
Property, plant and equipment, net
Technical Services	$320,707	$308,118
Field Services	35,810	30,296
Industrial Services	318,431	254,469
Oil and Gas Field Services	275,474	267,987
Safety-Kleen	514,664	—
Corporate Items	66,677	43,077
Total property, plant and equipment, net	$1,531,763	$903,947
Intangible assets:
Technical Services
Goodwill	$45,404	$44,410
Permits and other intangibles, net	77,773	81,605
Total Technical Services	123,177	126,015
Field Services
Goodwill	2,232	2,232
Permits and other intangibles, net	2,987	1,204
Total Field Services	5,219	3,436
Industrial Services
Goodwill	69,624	45,444
Permits and other intangibles, net	37,038	19,701
Total Industrial Services	106,662	65,145
Oil and Gas Field Services
Goodwill	39,762	30,306
Permits and other intangibles, net	33,619	37,134
Total Oil and Gas Field Services	73,381	67,440
Safety-Kleen
Goodwill	436,749	—
Permits and other intangibles, net	421,400	—
Total Safety-Kleen	858,149	—
Total	$1,166,588	$262,036

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) SEGMENT REPORTING (Continued)

The following table presents the total assets by reported segment (in thousands).

	December 31, 2012	December 31, 2011
Technical Services	$610,692	$604,904
Field Services	50,210	37,850
Industrial Services	468,699	345,202
Oil and Gas Field Services	369,605	429,938
Safety-Kleen	1,669,361	—
Corporate Items	657,239	667,909
Total	$3,825,806	$2,085,803
The following table presents the total assets by geographical area (in thousands).

	December 31, 2012	December 31, 2011
United States	$2,564,609	$1,119,491
Canada	1,260,421	961,936
Other foreign	776	4,376
Total	$3,825,806	$2,085,803
(19) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (1)
	(in thousands except per share amounts)
2012
Revenues	$572,022	$523,118	$533,806	$558,962
Cost of revenues (2)	400,315	367,623	372,940	399,743
Gross profit	171,707	155,495	160,866	159,219
Income from operations	61,701	47,533	56,739	36,231
Other expense	(299)	(75)	(91)	(337)
Net income	32,015	23,426	12,359	61,874
Basic earnings per share	0.60	0.44	0.23	1.11
Diluted earnings per share	0.60	0.44	0.23	1.11

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2011
Revenues	$434,962	$447,235	$556,053	$545,886
Cost of revenues (1)	312,577	307,754	386,518	373,142
Gross profit	122,385	139,481	169,535	172,744
Income from operations	39,742	51,884	66,792	59,247
Other income	2,899	2,868	164	471
Net income	22,730	29,156	37,133	38,233
Basic earnings per share	0.43	0.55	0.70	0.72
Diluted earnings per share	0.43	0.55	0.70	0.72
______________________________________

(1)
The third quarter net income and earnings per share were impacted by a $26.4 million loss on early extinguishment of debt in connection with a redemption and repurchase of our $520.0 million previously outstanding senior secured

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(19) QUARTERLY DATA (UNAUDITED) (Continued)

notes. The fourth quarter 2012 net income and earnings per share were impacted by a decrease in unrecognized tax benefits of $52.4 million resulting from expiring statute of limitation periods related to an historical Canadian debt restructuring transaction.

(2)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
Earnings per share are computed independently for each of the quarters presented. Accordingly, the quarterly basic and diluted earnings per share may not equal the total computed for the year.
(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The 2020 Notes and the 2021 Notes are, and the 2016 Notes were, guaranteed by substantially all of the Company’s subsidiaries organized in the United States. Each guarantor for the 2020 Notes and the 2021 Notes is, and for the 2016 Notes was, a 100% owned subsidiary of the Company and its guarantee is, or was, both full and unconditional and joint and several.  The 2020 Notes and the 2021 Notes are, and the 2016 Notes were, not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.
Following is the condensed consolidating balance sheet at December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,214	$140,683	$53,939	$—	$229,836
Intercompany receivables	296,023	17,704	116,571	(430,298)	—
Other current assets	38,295	526,354	292,308	—	856,957
Property, plant and equipment, net	—	886,032	645,731	—	1,531,763
Investments in subsidiaries	2,528,699	850,011	144,953	(3,523,663)	—
Intercompany debt receivable	—	508,067	3,701	(511,768)	—
Other long-term assets	21,141	896,991	289,118	—	1,207,250
Total assets	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806
Liabilities and Stockholders' Equity:
Current liabilities	$32,586	$402,990	$133,476	$—	$569,052
Intercompany payables	—	412,594	17,704	(430,298)	—
Closure, post-closure and remedial liabilities, net	—	161,175	36,172	—	197,347
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	301	2,578	—	2,879
Intercompany debt payable	3,701	—	508,067	(511,768)	—
Other long-term liabilities	51,013	134,393	39,050	—	224,456
Total liabilities	1,487,300	1,111,453	737,047	(942,066)	2,393,734
Stockholders' equity	1,432,072	2,714,389	809,274	(3,523,663)	1,432,072
Total liabilities and stockholders' equity	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating balance sheet at December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$91,581	$128,071	$41,071	$—	$260,723
Intercompany receivables	319,444	—	126,823	(446,267)	—
Other current assets	43,687	324,607	262,851	—	631,145
Property, plant and equipment, net	—	392,566	511,381	—	903,947
Investments in subsidiaries	1,064,966	421,648	91,654	(1,578,268)	—
Intercompany debt receivable	—	472,929	3,701	(476,630)	—
Other long-term assets	13,228	111,104	165,656	—	289,988
Total assets	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803
Liabilities and Stockholders' Equity:
Current liabilities	$15,612	$220,968	$145,162	$—	$381,742
Intercompany payables	—	446,267	—	(446,267)	—
Closure, post-closure and remedial liabilities, net	—	133,773	21,369	—	155,142
Long-term obligations	524,203	—	—	—	524,203
Capital lease obligations, net	—	475	5,900	—	6,375
Intercompany debt payable	3,701	—	472,929	(476,630)	—
Other long-term liabilities	88,403	7,588	21,363	—	117,354
Total liabilities	631,919	809,071	666,723	(922,897)	1,184,816
Stockholders' equity	900,987	1,041,854	536,414	(1,578,268)	900,987
Total liabilities and stockholders' equity	$1,532,906	$1,850,925	$1,203,137	$(2,501,165)	$2,085,803
Following is the consolidating statement of income for the year ended December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,243,453	$965,740	$(21,285)	$2,187,908
Cost of revenues (exclusive of items shown separately below)	—	857,813	704,093	(21,285)	1,540,621
Selling, general and administrative expenses	66	173,190	100,264	—	273,520
Accretion of environmental liabilities	—	8,592	1,325	—	9,917
Depreciation and amortization	—	80,154	81,492	—	161,646
Income from operations	(66)	123,704	78,566	—	202,204
Other expense	—	(154)	(648)	—	(802)
Loss on early extinguishment of debt	(26,385)	—	—	—	(26,385)
Interest (expense) income, net	(46,221)	—	(1,066)	—	(47,287)
Equity in earnings of subsidiaries	187,432	65,452	—	(252,884)	—
Intercompany dividend income (expense)	10,010	—	13,805	(23,815)	—
Intercompany interest income (expense)	—	41,636	(41,636)	—	—
Income before provision for income taxes	124,770	230,638	49,021	(276,699)	127,730
Provision for income taxes	(4,904)	(8,852)	11,812	—	(1,944)
Net income	129,674	239,490	37,209	(276,699)	129,674
Other comprehensive income (loss)	18,279	18,279	7,986	(26,265)	18,279
Comprehensive income (loss)	$147,953	$257,769	$45,195	$(302,964)	$147,953

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the consolidating statement of income for the year ended December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,141,935	$870,043	$(27,842)	$1,984,136
Cost of revenues (exclusive of items shown separately below)	—	786,771	621,062	(27,842)	1,379,991
Selling, general and administrative expenses	100	165,882	88,155	—	254,137
Accretion of environmental liabilities	—	8,442	1,238	—	9,680
Depreciation and amortization	—	58,328	64,335	—	122,663
Income from operations	(100)	122,512	95,253	—	217,665
Other income	—	3,864	2,538	—	6,402
Loss on early extinguishment of debt	—	—	—	—	—
Interest (expense) income, net	(38,755)	18	(652)	—	(39,389)
Equity in earnings of subsidiaries	174,029	84,789	—	(258,818)	—
Intercompany dividend income (expense)	10,186	—	13,832	(24,018)	—
Intercompany interest income (expense)	—	37,870	(37,870)	—	—
Income before provision for income taxes	145,360	249,053	73,101	(282,836)	184,678
Provision for income taxes	18,108	29,341	9,977	—	57,426
Net income	127,252	219,712	63,124	(282,836)	127,252
Other comprehensive income (loss)	(19,406)	(19,406)	(8,381)	27,787	(19,406)
Comprehensive income (loss)	$107,846	$200,306	$54,743	$(255,049)	$107,846
Following is the consolidating statement of income for the year ended December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$1,136,249	$612,059	$(17,064)	$1,731,244
Cost of revenues (exclusive of items shown separately below)	—	777,607	450,197	(17,064)	1,210,740
Selling, general and administrative expenses	100	141,746	63,966	—	205,812
Accretion of environmental liabilities	—	9,181	1,126	—	10,307
Depreciation and amortization	—	49,005	43,468	—	92,473
Income from operations	(100)	158,710	53,302	—	211,912
Other income	—	489	2,306	—	2,795
Loss on early extinguishment of debt	(2,294)	—	—	—	(2,294)
Interest (expense) income, net	(28,037)	226	(125)	—	(27,936)
Equity in earnings of subsidiaries	186,377	49,869	—	(236,246)	—
Intercompany dividend income (expense)	—	—	13,282	(13,282)	—
Intercompany interest income (expense)	—	32,910	(32,910)	—	—
Income from continuing operations before provision for income taxes	155,946	242,204	35,855	(249,528)	184,477
Provision for income taxes	25,431	37,754	(6,429)	—	56,756
Income from continuing operations	130,515	204,450	42,284	(249,528)	127,721
Income from discontinued operations, net of tax	—	—	2,794	—	2,794
Net income	130,515	204,450	45,078	(249,528)	130,515
Other comprehensive income (loss)	23,930	23,930	6,244	(30,174)	23,930
Comprehensive income (loss)	$154,445	$228,380	$51,322	$(279,702)	$154,445

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(45,655)	$179,425	$190,595	$324,365
Cash flows from investing activities:
Additions to property, plant and equipment	—	(117,344)	(80,053)	(197,397)
Proceeds from sales of fixed assets	—	3,810	4,315	8,125
Acquisitions, net of cash acquired	(1,257,259)	(63,351)	(53,311)	(1,373,921)
Costs to obtain or renew permits	—	(712)	(3,334)	(4,046)
Purchase of marketable securities	—	—	(10,517)	(10,517)
Other	—	500	4,620	5,120
Net cash from investing activities	(1,257,259)	(177,097)	(138,280)	(1,572,636)
Cash flows from financing activities:
Change in uncashed checks	—	(6,761)	(5,309)	(12,070)
Proceeds from exercise of stock options	288	—	—	288
Proceeds from employee stock purchase plan	6,196	—	—	6,196
Remittance of shares, net	(2,912)	—	—	(2,912)
Excess tax benefit of stock-based compensation	2,556	—	—	2,556
Deferred financing costs paid	(19,056)	—	—	(19,056)
Payments on capital leases	—	(850)	(5,749)	(6,599)
Proceeds from issuance of common stock, net	369,520	—	—	369,520
Principal payments on debt	(520,000)	—	—	(520,000)
Distribution of cash earned on employee participation plan	(55)	—	—	(55)
Issuance of senior unsecured notes, at par	1,400,000	—	—	1,400,000
Issuance of senior secured notes, including premium	—			—
Dividends (paid)/received	10,010	(23,815)	13,805	—
Interest (payments) / received	—	41,710	(41,710)	—
Net cash from financing activities	1,246,547	10,284	(38,963)	1,217,868
Effect of exchange rate change on cash	—	—	(484)	(484)
(Decrease) increase in cash and cash equivalents	(56,367)	12,612	12,868	(30,887)
Cash and cash equivalents, beginning of year	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of year	$35,214	$140,683	$53,939	$229,836

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(17,428)	$90,015	$106,944	$179,531
Cash flows from investing activities:
Additions to property, plant and equipment	—	(92,531)	(55,982)	(148,513)
Acquisitions, net of cash acquired	—	(50,166)	(286,794)	(336,960)
Additions to intangible assets, including costs to obtain or renew permits	—	(465)	(2,462)	(2,927)
Proceeds from sales of fixed assets and assets held for sale	—	657	6,137	6,794
Proceeds from sales of marketable securities	—	—	425	425
Proceeds from sale of long-term investments	—	1,000	—	1,000
Investment in subsidiaries	(258,597)	178,884	79,713	—
Net cash from investing activities	(258,597)	37,379	(258,963)	(480,181)
Cash flows from financing activities:
Change in uncashed checks	—	6,558	3,264	9,822
Proceeds from exercise of stock options	1,350	—	—	1,350
Proceeds from employee stock purchase plan	3,516	—	—	3,516
Remittance of shares, net	(4,061)	—	—	(4,061)
Excess tax benefit of stock-based compensation	3,352	—	—	3,352
Deferred financing costs paid	(8,463)	—	—	(8,463)
Payments of capital leases	—	(820)	(7,017)	(7,837)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250			261,250
Dividends (paid) / received	10,186	(24,306)	14,120
Interest (payments) / received	—	35,088	(35,088)	—
Intercompany debt	—	(140,425)	140,425	—
Net cash from financing activities	267,130	(123,905)	115,515	258,740
Effect of exchange rate change on cash	—	—	423	423
(Decrease) increase in cash and cash equivalents	(8,895)	3,489	(36,081)	(41,487)
Cash and cash equivalents, beginning of year	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of year	$91,581	$128,071	$41,071	$260,723

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2010 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(4,666)	$125,974	$102,800	$224,108
Cash flows from investing activities:
Additions to property, plant and equipment	—	(55,814)	(60,636)	(116,450)
Acquisitions, net of cash acquired	—	(14,646)	—	(14,646)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,534)	(2,670)	(4,204)
Purchase of marketable securities	—	—	(2,127)	(2,127)
Purchase of investment securities	(10,506)	—	—	(10,506)
Proceeds from sales of fixed assets and assets held for sale	—	1,018	15,035	16,053
Proceeds from sales of marketable securities	—	—	3,557	3,557
Proceeds from sale of long-term investments	—	1,300	—	1,300
Proceeds from insurance settlement	—	—	1,336	1,336
Investment in subsidiaries	(236,700)	236,700	—	—
Net cash from investing activities	(247,206)	167,024	(45,505)	(125,687)
Cash flows from financing activities:
Change in uncashed checks	—	(995)	(271)	(1,266)
Proceeds from exercise of stock options	862	—	—	862
Proceeds from employee stock purchase plan	2,449	—	—	2,449
Remittance of shares, net	(399)	—	—	(399)
Excess tax benefit of stock-based compensation	1,751	—	—	1,751
Deferred financing costs paid	(353)	—	—	(353)
Payments of capital leases	—	(492)	(4,634)	(5,126)
Principal payment on debt	(30,000)	—	—	(30,000)
Distribution of cash earned on employee participation plan	—	—	(148)	(148)
Interest (payments) / received	—	19,363	(19,363)	—
Intercompany debt	236,700	(236,700)	—	—
Net cash from financing activities	211,010	(218,824)	(24,416)	(32,230)
Effect of exchange rate change on cash	—	—	2,473	2,473
(Decrease) increase in cash and cash equivalents	(40,862)	74,174	35,352	68,664
Cash and cash equivalents, beginning of year	141,338	50,408	41,800	233,546
Cash and cash equivalents, end of year	$100,476	$124,582	$77,152	$302,210

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2012
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2010	$832	$1,245	$(7)	$2,084
2011	$2,084	$759	$1,013	$1,830
2012	$1,830	$1,213	$1,797	$1,246
________________________________________

(a)	Amounts deemed uncollectible, net of recoveries.

Revenue Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2010	$7,423	$29,497	$15,300	$21,620
2011	$21,620	$13,846	$24,613	$10,853
2012	$10,853	$18,847	$19,821	$9,879
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

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves(a)	Balance End of Period
2010	$11,242	$1,677	$—	$12,919
2011	$12,919	$(1,593)	$147	$11,473
2012	$11,473	$(196)	$14,358	$25,635
________________________________________

(a)	The Safety-Kleen acquisition accounted for $12.5 million of the increase in the valuation allowance as of December 31, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.
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
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2012, excluding an assessment of internal control over financial reporting of Safety-Kleen, Inc. and its subsidiaries, which was acquired on December 28, 2012 and whose consolidated financial statements reflect total assets and revenue constituting 44% and 0% respectively, of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2012. Based on their evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012 based on the criteria in the Internal Control—Integrated Framework.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2012, which is included below in this Item 9A of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Norwell, Massachusetts
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial report at Safety-Kleen, Inc. and its subsidiaries, which was acquired on December 28, 2012 and whose consolidated financial statements reflect total assets and revenues constituting 44% and 0%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Safety-Kleen, Inc. and its subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2013

ITEM 9B.    OTHER INFORMATION
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
PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2013 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2013.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2013 Annual Meeting of Stockholders, the following table includes information as of December 31, 2012 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's stockholders previously approved each of the plans. All data set forth below has been adjusted to reflect the two-for-one stock split of the Company's common stock effective July 26, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	97,200	$15.10	5,551,576
___________________________________________

(1)
Includes: (i) the Company's 2000 Stock Incentive Plan which expired in 2010, but under which there were on December 31, 2012 outstanding options for an aggregate of 97,200 shares; and (ii) the Company's 2010 Stock Incentive Plan (the "2010 Plan") under which there were on December 31, 2012 no outstanding options but 5,551,576 shares were available for grant of future options, restricted stock awards and certain other forms of equity incentives. As described in Note 15, "Stock-Based Compensation," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, during 2010 the Company adopted the 2010 Plan which provides for awards of up to 6,000,000 shares of Common Stock (subject to certain anti-dilution adjustments) in the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, and (v) certain other stock-based awards.

In addition, as described in Note 15, "Stock-Based Compensation," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2012, there were 517,140 shares reserved for future issuance under the ESPP.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2013.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman of the Board of Directors and Chief Executive Officer	March 6, 2013
Alan S. McKim

/s/ JAMES M. RUTLEDGE	Vice Chairman, President and Chief Financial Officer	March 6, 2013
James M. Rutledge

/s/ JOHN R. BEALS	Senior Vice President, Controller and Chief Accounting Officer	March 6, 2013
John R. Beals

*	Director	March 6, 2013
Gene Banucci

*	Director	March 6, 2013
John P. DeVillars

*	Director	March 6, 2013
Edward G. Galante

*	Director	March 6, 2013
John F. Kaslow

*	Director	March 6, 2013
Rod Marlin

*	Director	March 6, 2013
Daniel J. McCarthy

*	Director	March 6, 2013
John T. Preston

*	Director	March 6, 2013
Andrea Robertson

*	Director	March 6, 2013
Thomas J. Shields

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors	(8)
3.4C	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
4.33E-1	Fourth Amended and Restated Credit Agreement dated as of January 17, 2013 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(10)
4.33F	Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of May 31, 2011 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(11)
4.33G	Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33H	Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33I	Security Agreement (U.S. Domiciled Loan Parties) dated as of January 17, 2013 among Clean Harbors, Inc. , as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(10)
4.33J	Security Agreement (Canadian Domiciled Loan Parties) dated as of May 31, 2011 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the Canadian subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(11)
4.40	Indenture dated as of July 30, 2012, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee	(12)
4.42	Indenture dated as of December 7, 2012, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(13)
4.43	Registration Rights Agreement dated December 7, 2012, between Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and Goldman Sachs & Co.	(13)
10.42*	Clean Harbors, Inc. 2000 Stock Incentive Plan	(14)
10.42A*	Standard form of Non-Qualified Stock Option Agreement for employees [for use under 2000 Stock Incentive Plan]	(15)
10.42B*	Form of Non-Qualified Stock Option Agreement for employees who are principal executive officers [for use under 2000 Stock Incentive Plan]	(15)
10.42C*	Form of Non-Qualified Stock Option Agreement for non-employee directors [for use under 2000 Stock Incentive Plan]	(15)
10.42D*	Clean Harbors, Inc. 2000 Stock Incentive Plan, as amended February 21, 2007	(16)
10.42E*	Form of Restricted Stock Award Agreement [for use under 2000 Stock Incentive Plan]	(17)

Item No.	Description	Location
10.42F*	Form of Performance-Based Restricted Stock Award Agreement [for use under 2000 Stock Incentive Plan]	(18)
10.42G*	Amendment dated March 9, 2009 to 2000 Stock Incentive Plan, as amended February 21, 2007	(19)
10.43*	Key Employee Retention Plan	(20)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(21)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(22)
10.52B*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated on March 5, 2012]	(23)
10.53*	Clean Harbors, Inc. Annual CEO Incentive Bonus Plan	(24)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(25)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	(21)
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(21)
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(21)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(26)
_______________________________________________

(*)	A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(f) of Form 10-K.

(1)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on October 31, 2012.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 6, 2011.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 18, 2013.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on June 3, 2011.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 30, 2012.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 10, 2012.

(14)	Incorporated by reference to the Company's definitive Proxy Statement filed on April 28, 2000.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2004.

(16)	Incorporated by reference to the similarly numbered exhibit to the Company's definitive Proxy Statement filed on April 16, 2007.

(17)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2005.

(18)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2006.

(19)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on March 13, 2009.

(20)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(21)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.

(22)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 1, 2005.

(23)	Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2012 annual meeting of shareholders filed on March 23, 2012.

(24)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2009.

(25)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2010.

(26)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.