Form 10-Q
period 2013-03-31
CLEAN HARBORS INC
filed 2013-05-10
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	60,533,160
(Class)	(Outstanding as of May 6, 2013)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$222,104	$229,836
Marketable securities	10,905	11,778
Accounts receivable, net of allowances aggregating $13,531 and $11,125, respectively	563,691	541,423
Unbilled accounts receivable	32,220	27,072
Deferred costs	16,987	6,888
Prepaid expenses and other current assets	57,828	75,778
Inventories and supplies	144,476	171,441
Deferred tax assets	25,371	22,577
Total current assets	1,073,582	1,086,793
Property, plant and equipment, net	1,549,806	1,531,763
Other assets:
Long-term investments	4,354	4,354
Deferred financing costs	23,239	21,657
Goodwill	572,406	593,771
Permits and other intangibles, net	566,910	572,817
Other	13,081	14,651
Total other assets	1,179,990	1,207,250
Total assets	$3,803,378	$3,825,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$4,320	$5,092
Accounts payable	263,564	256,468
Deferred revenue	62,162	50,942
Accrued expenses	212,424	232,429
Current portion of closure, post-closure and remedial liabilities	21,575	24,121
Total current liabilities	564,045	569,052
Other liabilities:
Closure and post-closure liabilities, less current portion of $3,683 and $8,791, respectively	41,670	45,457
Remedial liabilities, less current portion of $17,892 and $15,330, respectively	156,676	151,890
Long-term obligations	1,400,000	1,400,000
Capital lease obligations, less current portion	2,154	2,879
Deferred taxes, unrecognized tax benefits and other long-term liabilities	215,365	224,456
Total other liabilities	1,815,865	1,824,682
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 60,491,452 and 60,385,453 shares, respectively	605	604
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	885,733	880,979
Accumulated other comprehensive income	25,771	49,632
Accumulated earnings	511,828	501,326
Total stockholders’ equity	1,423,468	1,432,072
Total liabilities and stockholders’ equity	$3,803,378	$3,825,806
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Revenues:
Service revenues	$672,622	$534,311
Product revenues	189,541	37,711
Total revenues	862,163	572,022

Cost of revenues (exclusive of items shown separately below)
Service revenues	468,372	369,125
Product revenues	167,652	31,190
Total cost of revenues	636,024	400,315

Selling, general and administrative expenses	128,470	70,759
Accretion of environmental liabilities	2,835	2,416
Depreciation and amortization	60,006	36,831
Income from operations	34,828	61,701
Other income (expense)	525	(299)
Interest expense, net of interest income of $111 and $186, respectively	(19,873)	(11,272)
Income before provision for income taxes	15,480	50,130
Provision for income taxes	4,978	18,115
Net income	$10,502	$32,015

Earnings per share:
Basic	$0.17	$0.60
Diluted	$0.17	$0.60

Weighted average common shares outstanding - basic	60,464	53,227
Weighted average common shares outstanding - diluted	60,630	53,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$10,502	$32,015
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities (net of taxes of $70 and $41, respectively)	(549)	363
Foreign currency translation adjustments	(23,312)	14,817
Other comprehensive (loss) income	(23,861)	15,180
Comprehensive (loss) income	$(13,359)	$47,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,502	$32,015
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	60,006	36,831
Pre-tax, non-cash acquisition accounting adjustments	13,559	—
Allowance for doubtful accounts	1,823	203
Amortization of deferred financing costs and debt discount	846	367
Accretion of environmental liabilities	2,835	2,416
Changes in environmental liability estimates	(58)	(646)
Deferred income taxes	32	(269)
Stock-based compensation	1,887	2,141
Excess tax benefit of stock-based compensation	(1,227)	(713)
Income tax benefit related to stock option exercises	1,216	713
Other expense (income)	(525)	299
Environmental expenditures	(5,291)	(1,722)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(28,726)	(11,502)
Inventories and supplies	13,573	(1,453)
Other current assets	6,377	(1,890)
Accounts payable	(16,112)	(4,302)
Other current and long-term liabilities	(21,128)	(22,935)
Net cash from operating activities	39,589	29,553
Cash flows from investing activities:
Additions to property, plant and equipment	(72,249)	(27,661)
Proceeds from sales of fixed assets	921	425
Acquisitions, net of cash acquired	(197)	(8,751)
Additions to intangible assets, including costs to obtain or renew permits	(725)	(425)
Purchase of marketable securities	—	(4,468)
Other	—	5,120
Net cash used in investing activities	(72,250)	(35,760)
Cash flows from financing activities:
Change in uncashed checks	26,419	(13,576)
Proceeds from exercise of stock options	397	30
Remittance of shares, net	(41)	—
Proceeds from employee stock purchase plan	1,546	1,238
Deferred financing costs paid	(2,318)	—
Payments on capital leases	(1,346)	(2,166)
Issuance costs related to 2012 issuance of common stock	(250)	—
Distribution of cash earned on employee participation plan	—	(38)
Excess tax benefit of stock-based compensation	1,227	713
Net cash from financing activities	25,634	(13,799)
Effect of exchange rate change on cash	(705)	810
Decrease in cash and cash equivalents	(7,732)	(19,196)
Cash and cash equivalents, beginning of period	229,836	260,723
Cash and cash equivalents, end of period	$222,104	$241,527

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$21,725	$20,811
Income taxes paid	3,662	1,050
Non-cash investing and financing activities:
Property, plant and equipment accrued	21,722	19,766
Transfer of inventory to property, plant and equipment	11,369	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Income
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2013	60,385	$604	$(469)	$880,979	$49,632	$501,326	$1,432,072
Net income	—	—	—	—	—	10,502	10,502
Other comprehensive loss	—	—	—	—	(23,861)	—	(23,861)
Stock-based compensation	10	—	—	1,887	—	—	1,887
Issuance of restricted shares, net of shares remitted	(3)	—	—	(41)	—	—	(41)
Issuance costs related to 2012 issuance of common stock	—	—	—	(250)	—	—	(250)
Exercise of stock options	61	1	—	396	—	—	397
Net tax benefit on exercise of stock-based awards	—	—	—	1,216	—	—	1,216
Employee stock purchase plan	38	—	—	1,546	—	—	1,546
Balance at March 31, 2013	60,491	$605	$(469)	$885,733	$25,771	$511,828	$1,423,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2012.

During the first quarter of 2013, the Company adjusted its operating segments to integrate the business activities of Safety-Kleen, Inc. and its subsidiaries (collectively, “Safety-Kleen”) acquired in December 2012, and to incorporate other changes made in 2013 to the manner in which the Company manages its business, makes operating decisions and assesses its performance. Under the new structure, the Company's operations are managed in five reportable segments: Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services and Oil and Gas Field Services. The prior year segment information has been recast to conform to the current year presentation. See Note 17, “Segment Reporting.”
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen. See Note 3, “Business Combinations.” No revenue, expense, income or loss of Safety-Kleen was included in the Company's consolidated statements of income for the year ended December 31, 2012 due to the immateriality of the operating results subsequent to December 28, 2012.
Safety-Kleen's operating results are included in the Company's unaudited consolidated statements of income beginning with the three months ended March 31, 2013, and reflect the application of certain significant accounting policies as described below:
Revenue Recognition and Deferred Revenue
S-K Environmental Services revenue is generated from providing parts cleaning services, containerized waste services, oil collection services and other complementary products and services.
Parts cleaning services generally consist of placing a specially designed parts washer at a customer's premises and then, on a recurring basis, delivering clean solvent or aqueous-based washing fluid, cleaning and servicing the parts washer and removing the used solvent or aqueous fluid. The Company also services customer-owned parts washers. Revenue from parts cleaning services is recognized over the service interval. Service intervals represent the actual amount of time between service visits to a particular parts cleaning customer. Average service intervals vary from seven to fourteen weeks depending on several factors, such as customer accommodation, types of machines serviced and frequency of use.
Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of hazardous and non-hazardous wastes. Revenue is recognized upon disposal. The Company tracks the amount of time it takes from collection of the customer's waste to delivery to the disposal outlet, which represents a deferral period of approximately two and one-half weeks.
Oil collection services consist of collecting used oil which is transferred to the Oil Re-refining and Recycling segment. While in the past customers were charged to collect and remove their used oil, with increases in oil commodity prices, most customers now require payment for their used oil. However, the Company still charges to collect used oil in certain circumstances, such as when it is high in water content or of poor quality. Revenue is recognized when services are performed.
Other complementary products and services include vacuum services, allied products and other environmental services. Revenue is recognized when products are delivered and services are performed.
Oil Re-refining and Recycling revenue is generated from re-refining used oil to produce high quality base and blended lubricating oils, and recycling used oil collected in excess of the Company's re-refining capacity into recycled fuel oil. The high quality base and blended lubricating oils are sold to third-party distributors, retailers, government agencies, fleets, railroads and industrial customers. The recycled fuel oil is sold to asphalt plants, industrial plants, blenders, pulp and paper companies, vacuum gas oil producers and marine diesel oil producers. Revenue is recognized upon delivery.
Deferred Costs Relating to Deferred Revenue
Direct costs associated with the handling and transportation of waste prior to its disposal and other variable direct costs associated with the parts cleaning and related lines of service are capitalized and deferred. The deferred costs are included in current assets in the consolidated balance sheet and expensed when the related revenues are recognized.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02 Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. Entities are required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference the disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods beginning after December 31, 2012. The Company adopted the standard on January 1, 2013. The amounts required to be disclosed under this guidance are disclosed in Note 14, “Accumulated Other Comprehensive Income.”
Reclassifications
The Company's revenues and cost of revenues in the consolidated statements of income and the changes in assets and liabilities, net of acquisitions in the consolidated statements of cash flows for the three months ended March 31, 2012 have been reclassified to conform to the current year presentation.
(3) BUSINESS COMBINATIONS
Safety-Kleen, Inc.
On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen for approximately $1.3 billion. The purchase price consisted of an all-cash purchase price of $1.25 billion, plus a $7.3 million adjustment for the amount by which the estimated net working capital (excluding cash) of Safety-Kleen on the closing date exceeded $50.0 million. The purchase price is subject to adjustment upon finalization of Safety-Kleen's net working capital balance (excluding cash) as of the closing date. The Company incurred acquisition-related costs of approximately $1.2 million in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of income for the three months ended March 31, 2013. The Company financed the purchase through a combination of approximately $300.0 million of existing cash, $369.3 million in net proceeds from the Company's public offering of 6.9 million shares of Clean Harbors common stock, and approximately $589.0 million in net proceeds from the Company's private debt offering of $600.0 million of 5.125% senior unsecured notes due 2021. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services to commercial, industrial and automotive customers. In conjunction with the transaction, Safety-Kleen, Inc. and its subsidiaries became wholly-owned subsidiaries of Clean Harbors.
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

	At December 28, 2012	Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Inventories and supplies	$102,339	$6,537	$108,876
Other current assets (i)	152,245	2,240	154,485
Property, plant and equipment	514,712	779	515,491
Permits and other intangibles	421,400	4,577	425,977
Other assets	4,985	(1,147)	3,838
Current liabilities	(192,652)	(2,910)	(195,562)
Closure and post-closure liabilities, less current portion	(15,774)	10,201	(5,573)
Remedial liabilities, less current portion	(38,370)	(10,650)	(49,020)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(128,375)	8,520	(119,855)
Total identifiable net assets	820,510	18,147	838,657
Goodwill (ii)	436,749	(18,147)	418,602
Total	$1,257,259	$—	$1,257,259
_______________________

(i)	The fair value of the assets acquired includes customer receivables with a preliminary aggregate fair value of $132.3 million. Combined gross amounts due were $142.2 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $206.7 million, $142.3 million, $67.5 million, and $2.1 million has been recorded in the Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services and Technical Services segments, respectively. None of the goodwill related to this acquisition will be deductible for tax purposes.

The Company has determined that the separate disclosure of Safety-Kleen's revenues and earnings is impracticable for the three months ended March 31, 2013 due to the integration of Safety-Kleen operations into the Company upon acquisition.
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

For the Three Months Ended
March 31, 2012
Pro forma combined revenues	$883,384
Pro forma combined net income	$31,191
This pro forma financial information is not necessarily indicative of the Company's consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company's consolidated results for any future period.
Other 2012 Acquisitions
The Company acquired (i) during the second quarter of 2012, all of the outstanding stock of a privately owned Canadian company which provides workforce accommodations, camp catering and fresh food services; (ii) during the third quarter of 2012, certain assets of a privately owned U.S. company that is engaged in the business of materials handling services that includes a variety of support equipment to provide customers with a sole source for any dredging and dewatering project; and (iii) during the fourth quarter of 2012, the shares and assets of certain subsidiaries of a privately owned company that is engaged in the business of providing catalyst loading and unloading services in the United States and Canada. The combined purchase price for these acquisitions was approximately $107.7 million, including the assumption and payment of debt of $7.7 million and post-closing adjustments of $0.9 million based upon the assumed target amounts of working capital. Management has determined the preliminary purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. Such amounts are subject to adjustment based on the additional information necessary to determine fair values. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value.
As of March 31, 2013, the Company had finalized the acquisition accounting of the identified acquired assets and liabilities for the acquisitions completed in the third quarter of 2012 and the second quarter of 2012. The Company has not finalized the acquisition accounting for the acquisition completed in the fourth quarter of 2012. The Company expects to finalize the remaining valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition dates. Final determination of the fair value may result in further adjustments to the values presented below (in thousands).

	At Acquisition Dates	Measurement Period Adjustments	At Acquisition Dates (As Adjusted)
Current assets (i)	$20,270	$324	$20,594
Property, plant and equipment	51,901	(8)	51,893
Customer relationships and other intangibles	21,770	—	21,770
Other assets	53	4	57
Current liabilities	(5,277)	(179)	(5,456)
Other liabilities	(5,133)	(73)	(5,206)
Total identifiable net assets	83,584	68	83,652
Goodwill (ii)	23,956	129	24,085
Total	$107,540	$197	$107,737
______________________

(i)	The preliminary fair value of the financial assets acquired included customer receivables with an aggregate fair value of $13.0 million. Combined gross amounts due were $13.5 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price attributed to expected operating and cross selling synergies. The goodwill has been assigned to the Industrial and Field Services segment and will not be deductible for tax purposes.

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

For the Three Months Ended
March 31, 2012
Pro forma combined revenues	$607,482
Pro forma combined net income	$36,098
Acquisition related costs of $0.2 million for the other 2012 acquisitions were included in selling, general and administrative expenses in the Company's consolidated statements of income for the three months ended March 31, 2013.
(4) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities, derivative financial instruments and long-term debt. The estimated fair value of cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments and are deemed to be Level 2 in the fair value hierarchy. The fair value of the Company’s unsecured senior notes (due 2020 and 2021) at March 31, 2013 were $817.0 million and $604.0 million, respectively, and at December 31, 2012 were $816.0 million and $623.5 million, respectively, based on quoted market prices or available market data. The senior unsecured notes fair value is Level 2 in the fair value hierarchy.

The Company's assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 were as follows (in thousands):

March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Assets:
Auction rate securities (i)	$—	$—	$4,354	$4,354
Derivative instruments (ii)	$—	$9	$—	$9
Marketable securities (iii)	$10,905	$—	$—	$10,905
Liabilities:
Derivative instruments (ii)	$—	$816	$—	$816

December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Auction rate securities (i)	$—	$—	$4,354	$4,354
Derivative instruments (ii)	$—	$165	$—	$165
Marketable securities (iii)	$11,778	$—	$—	$11,778
Liabilities:
Derivative instruments (ii)	$—	$1,242	$—	$1,242
________________________________________________

(i)
The auction rate securities are classified as available-for-sale and the fair value of these securities was estimated utilizing a probability discounted cash flow analysis. As of March 31, 2013, all of the Company's auction rate securities continue to have AAA underlying ratings. The Company attributes the $0.3 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity. During the three months ended March 31, 2013 and 2012, the Company did not record any unrealized pre-tax gain or loss on its auction rate securities.

(ii)	The fair value of derivatives is recorded based on the present value of cash flows using a crude oil forward rate curve.

(iii)	The fair value of marketable securities is recorded based on quoted market prices and changes in fair value were included in other comprehensive income.
The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$4,354	$4,245
Unrealized gain (loss) included in other comprehensive income	—	—
Balance at March 31,	$4,354	$4,245

Derivative Financial Instruments
The Company acquired several commodity derivatives with the Safety-Kleen acquisition on December 28, 2012. The Company uses commodity derivatives to manage against significant fluctuations in oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. All commodity derivatives are comprised of cashless collar contracts related to crude oil prices, pursuant to which the Company sells a call to a bank and then purchases a put from the same bank. The derivative instruments are not designated as hedges and expire in 2013 and 2014. The following table presents the fair value for those assets and liabilities measured at fair value as of March 31, 2013 (fair value amounts in thousands):

Financial Institution	Trade Date	Start Date	End Date	Barrels of oil per Month	Commodity	Floor	Cap	Upfront Costs	Fair Value as of March 31, 2013
JP Morgan	3/5/2012	5/1/2013	5/31/2013	50,000	Brent	$75.00	$153.50	$—	$—
Bank of America	2/7/2012	4/1/2013	4/30/2013	50,000	Brent	75.00	143.50	—	—
Bank of America	12/28/2012	4/1/2013	4/30/2013	50,000	Brent	75.00	143.50	—	—
Bank of America	12/28/2012	5/1/2013	5/31/2013	50,000	Brent	75.00	154.00	—	—
Bank of America	12/28/2012	4/1/2013	4/30/2013	48,810	Brent	75.00	144.50	—	—
Bank of America	12/28/2012	5/1/2013	5/31/2013	48,810	Brent	75.00	153.50	—	—
Bank of America	2/7/2013	4/1/2014	4/30/2014	148,810	Brent	75.00	134.70	—	9
Total derivative instrument asset									$9

JP Morgan	4/10/2012	6/1/2013	6/30/2013	148,810	Brent	$75.00	$146.75	$—	$4
JP Morgan	9/11/2012	11/1/2013	11/30/2013	148,810	Brent	75.00	137.50	—	6
JP Morgan	12/7/2012	2/1/2014	2/28/2014	148,810	Brent	75.00	124.70	—	106
JP Morgan	3/7/2013	5/1/2014	5/31/2014	148,810	Brent	75.00	125.75	—	74
Bank of America	5/3/2012	7/1/2013	7/31/2013	148,810	Brent	75.00	141.25	—	3
Bank of America	8/3/2012	10/1/2013	10/31/2013	148,810	Brent	75.00	130.00	—	43
Bank of America	10/4/2012	12/1/2013	12/31/2013	148,810	Brent	75.00	127.50	—	66
Bank of America	11/9/2012	1/1/2014	1/31/2014	148,810	Brent	75.00	130.00	—	41
Bank of America	12/28/2012	9/1/2013	9/30/2013	148,810	Brent	75.00	117.80	—	205
Bank of America	12/28/2012	8/1/2013	8/31/2013	148,810	Brent	75.00	116.25	—	221
Bank of America	1/8/2013	3/1/2014	3/31/2014	148,810	Brent	75.00	129.00	—	47
Total derivative instrument liability									$816
Total derivative instrument asset and total derivative instrument liability as noted in the table above are included in the consolidated balance sheets as a component of prepaid expenses and other current assets and accrued expenses, respectively.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Oil and oil products	$59,294	$77,735
Supplies and drums	64,102	63,540
Solvent and solutions	11,441	9,398
Other	9,639	20,768
Total inventories and supplies	$144,476	$171,441

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land	$93,387	$106,037
Asset retirement costs (non-landfill)	10,097	10,450
Landfill assets	82,580	77,952
Buildings and improvements	344,498	329,617
Camp equipment	132,900	135,827
Vehicles	392,113	385,172
Equipment	1,061,968	1,061,090
Furniture and fixtures	6,817	6,757
Construction in progress	79,589	31,780
	2,203,949	2,144,682
Less - accumulated depreciation and amortization	654,143	612,919
Total property, plant and equipment, net	$1,549,806	$1,531,763
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the three months ended March 31, 2013 were as follows (in thousands):

2013
Balance at January 1, 2013	$593,771
Decrease from adjustments during the measurement period related to acquisitions	(18,018)
Foreign currency translation	(3,347)
Balance at March 31, 2013	$572,406
The goodwill related to the 2012 acquisitions includes estimates that are subject to change based upon final fair value determinations.
Below is a summary of amortizable other intangible assets (in thousands):

	March 31, 2013				December 31, 2012
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$149,237	$47,219	$102,018	20.1	$148,661	$46,282	$102,379	21.8
Customer and supplier relationships	372,500	33,831	338,669	13.2	372,751	27,739	345,012	13.2
Other intangible assets	23,378	12,667	10,711	3.6	22,027	12,121	9,906	3.6
Total amortizable permits and other intangible assets	545,115	93,717	451,398	13.4	543,439	86,142	457,297	13.6
Trademarks and trade names	115,512	—	115,512	Indefinite	115,520	—	115,520	Indefinite
Total permits and other intangible assets	$660,627	$93,717	$566,910		$658,959	$86,142	$572,817

The total amounts assigned and the weighted average amortization period by major intangible asset classes as it relates to the 2012 acquisitions as of March 31, 2013, were as follows (in thousands):

	Safety-Kleen Total Amount Assigned	Safety-Kleen Weighted Average Amortization Period (in years)	Other 2012 Acquisitions Total Amount Assigned	Other 2012 Acquisitions Weighted Average Amortization Period (in years)
Permits	$37,300	29.4	$4,100	2.5
Customer and supplier relationships	272,155	17.7	17,575	7.7
Other intangible assets	1,571	2.5	850	4.8
Total amortizable permits and other intangible assets	311,026	18.0	22,525	5.4
Trademarks and trade names	113,800	Indefinite	—
Total permits and other intangible assets	$424,826		$22,525
Below is the expected future amortization of the net carrying amount of finite lived intangible assets at March 31, 2013 (in thousands):

Years Ending March 31,	Expected Amortization
2013 (nine months)	$24,931
2014	32,584
2015	31,580
2016	30,774
2017	29,982
Thereafter	301,547
$451,398
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Insurance	$54,324	$48,243
Interest	17,263	20,061
Accrued disposal costs	1,668	1,835
Accrued compensation and benefits	52,055	70,250
Income, real estate, sales and other taxes	32,454	35,640
Other	54,660	56,400
	$212,424	$232,429

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the three months ended March 31, 2013 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2013	$26,658	$27,590	$54,248
Adjustments during the measurement period related to acquisitions	—	(10,201)	(10,201)
New asset retirement obligations	860	—	860
Accretion	739	416	1,155
Changes in estimates recorded to statement of income	(16)	58	42
Changes in estimates recorded to balance sheet	369	—	369
Expenditures	(934)	(70)	(1,004)
Currency translation and other	(93)	(23)	(116)
Balance at March 31, 2013	$27,583	$17,770	$45,353
All of the landfill facilities included in the above were active as of March 31, 2013. New asset retirement obligations incurred during the first quarter of 2013 were discounted at the credit-adjusted risk-free rate of 6.60%. There were no significant charges (benefits) in 2013 resulting from changes in estimates for closure and post-closure liabilities.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the three months ended March 31, 2013 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2013	$5,829	$71,079	$90,312	$167,220
Adjustments during the measurement period related to acquisitions	—	8,578	2,072	10,650
Accretion	70	826	783	1,679
Changes in estimates recorded to statement of income	(21)	(165)	86	(100)
Expenditures	(14)	(1,843)	(2,430)	(4,287)
Currency translation and other	(67)	(33)	(494)	(594)
Balance at March 31, 2013	$5,797	$78,442	$90,329	$174,568
There were no significant charges (benefits) in 2013 resulting from the changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2013	December 31, 2012
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	600,000	600,000
Revolving credit facility, due January 17, 2018	—	—
Long-term obligations	$1,400,000	$1,400,000

On January 17, 2013, the Company increased its revolving credit facility to provide for maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). At March 31, 2013, the revolving credit facility had no outstanding loans, $262.3 million available to borrow and $137.7 million of letters of credit outstanding.
The financing arrangements and principal terms of the Company's $800.0 million principal amount of 5.25% senior unsecured notes due 2020 ("2020 Notes") and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") which were outstanding at March 31, 2013, and the Company's amended $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(12) INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2013 was 32.2% compared to 36.1% for the same period in 2012.
As of March 31, 2013, the Company had recorded $3.0 million of liabilities for unrecognized tax benefits and $1.5 million of interest. As of December 31, 2012, the Company had recorded $3.5 million of liabilities for unrecognized tax benefits and $1.4 million of interest.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $3.8 million within the next twelve months. The $3.8 million (which includes interest of $1.2 million) is related to various foreign and state tax laws and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$10,502	$32,015

Denominator:
Basic shares outstanding	60,464	53,227
Dilutive effect of equity-based compensation awards	166	261
Dilutive shares outstanding	60,630	53,488

Basic earnings per share:	$0.17	$0.60

Diluted earnings per share:	$0.17	$0.60
For the three months ended March 31, 2013, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 61,000 outstanding performance stock awards for which the performance criteria were not attained at that time. For the three months ended March 31, 2012, the EPS calculations above include the dilutive effects of all then outstanding options, restricted stock, and performance awards except for 69,000 outstanding performance stock awards for which the performance criteria were not attained at that time.
(14) ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income includes translation adjustments of foreign currency financial statements, unrealized gains (losses) on long-term investments and changes in unfunded pension liabilities. The components of other comprehensive (loss) income and related tax effects for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Gross	Tax Effect	Net of Tax	Gross	Tax Effect	Net of Tax
Foreign currency translation	$(23,312)	$—	$(23,312)	$14,817	$—	$14,817
Unrealized gain (loss) on available-for-sale securities	(619)	70	(549)	404	(41)	363
Other comprehensive (loss) income	$(23,931)	$70	$(23,861)	$15,221	$(41)	$15,180
The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance, January 1, 2013	$50,627	$660	$(1,655)	$49,632
Other comprehensive loss, net of tax	(23,312)	(549)	—	(23,861)
Balance, March 31, 2013	$27,315	$111	$(1,655)	$25,771
There were no reclassifications from accumulated other comprehensive income during the three months ended March 31, 2013.
(15) STOCK-BASED COMPENSATION
The following table summarizes the total number and type of awards granted during the three months ended March 31, 2013, as well as the related weighted-average grant-date fair values:

	Three Months Ended
	March 31, 2013
	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	151,350	$55.40
Total awards	151,350
(16) COMMITMENTS AND CONTINGENCIES
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
At March 31, 2013 and December 31, 2012, the Company had recorded reserves of $39.0 million and $38.6 million,

respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2013 and December 31, 2012, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.5 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2013, the $39.0 million of reserves consisted of (i) $34.7 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $4.3 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2013, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2012, were as follows:
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
On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At March 31, 2013 and December 31, 2012, the Company had accrued $14.1 million and $14.2 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Keen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2013 are as follows:
Product Liability Cases - Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 66 proceedings (including cases which have been settled but not formally dismissed) as of March 31, 2013, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2013. From December 31, 2012 to March 31, 2013, 16 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, Safety-Kleen did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.

Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, in state court in Alabama alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. Safety-Kleen disputes the basis of the claims on numerous grounds, including that Safety-Kleen has contracts with numerous customers authorizing the assessment of such fees and that in cases where no contract exists Safety-Kleen provides customers with a document at the time of service reflecting the assessment of the fee, followed by an invoice itemizing the fee. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers consented to the charges and that the surcharges were voluntarily paid by the customers when presented with an invoice. The lawsuit is still in its initial stages of discovery. The class related fact discovery must now be completed by September 4, 2013, and a hearing on class certification will be held in early to mid-2014. In late June 2012, a nearly identical lawsuit was filed by the same law firm on behalf of a California-based customer. The lawsuit contends, under various state law theories, that Safety-Kleen impermissibly assessed fuel surcharges and late payment fees, and seeks certification of a class of California customers only. Safety-Kleen will assert the same defenses as in the Alabama litigation. In December 2012, a similar suit was filed by the same law firm on behalf of a Missouri-based customer which contends under various state law theories that Safety-Kleen impermissibly assessed fuel surcharges and seeks certification of a class of Missouri customers only. Safety-Kleen will assert the same defenses as in the Alabama and California cases. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2013, and no reserve has been recorded.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 120 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 120 sites, two involve facilities that are now owned by the Company and 118 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.
The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 118 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, six are currently requiring expenditures on remediation, 16 are now settled, and 13 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) are further described below.
The 118 Superfund sites described above include 68 sites for which the Company had been notified it is a PRP or potential PRP prior to the Company's acquisition of Safety-Kleen on December 28, 2012, and an additional 50 sites at which Safety-Kleen had been notified it is a PRP or potential PRP prior to such acquisition. The total number of Superfund sites at which the Company had at March 31, 2013 potential liability and the total dollar amount of such estimated liability relating to those sites as described above have been increased to reflect the additional potential Superfund liabilities to which the Company became subject as a result of the Safety-Kleen acquisition. One of the third party sites (the Marine Shale site) is further described below.
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
Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company's acquisition of the CSD assets and Clean Harbors was never a customer of Marine Shale. A Safety-Kleen subsidiary was, however, a Marine Shale customer and has been named a PRP. On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. The Company has joined with other parties to form a group (the "Site Group") to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At March 31, 2013 and December 31, 2012, the amount of the Company's reserves relating to the Marine Shale site were $4.5 million and $4.4 million, respectively.
Certain Other Third Party Sites.    At 11 of the 118 third party sites, Clean Harbors has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of those third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreement which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 118 third party sites discussed above. In addition to Wichita, the BR Facility, and Marine Shale, Clean Harbors has 12 sites at which it believes its potential liability could exceed $100,000.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2013 and December 31, 2012, there were four proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(17) SEGMENT REPORTING
During the first quarter of 2013, the Company adjusted its operating segments to integrate the business activities of Safety-Kleen, acquired in December 2012, and to incorporate other changes made in 2013 to the manner in which the Company manages its business, makes operating decisions and assesses its performance. The Company's operations are now managed in five reportable segments: Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services and Oil and Gas Field Services. The prior year segment information has been recast to conform to the current year presentation.

Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes and pre-tax, non-cash acquisition accounting adjustments. Also excluded is other expense (income) as this amount is not considered part of usual business operations. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.
The operations not managed through the Company’s five reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the five segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s five reportable segments. Corporate Items revenues for the three months ended March 31, 2013 includes a one-time, non-cash reduction of approximately $10.2 million due to the impact of acquisition accounting adjustments on Safety-Kleen's historical deferred revenue balance at December 28, 2012. The revenue amounts of the five reportable segments for the three months ended March 31, 2013 exclude such adjustments to maintain comparability with future operating results and reflect how the Company manages the business.
The following table reconciles third party revenues to direct revenues for the three months ended March 31, 2013 and 2012 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments.

	For the Three Months Ended March 31, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$233,939	$146,931	$152,955	$221,418	$116,696	$(9,776)	$862,163
Intersegment revenues, net	24,419	(56,561)	41,405	(13,356)	4,093	—	—
Corporate Items, net	852	—	84	138	(151)	(923)	—
Direct revenues	$259,210	$90,370	$194,444	$208,200	$120,638	$(10,699)	$862,163

	For the Three Months Ended March 31, 2012
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$221,637	$—	$—	$202,779	$146,905	$701	$572,022
Intersegment revenues, net	9,067	—	—	(11,221)	2,154	—	—
Corporate Items, net	492	—	—	12	(231)	(273)	—
Direct revenues	$231,196	$—	$—	$191,570	$148,828	$428	$572,022

The following table presents information used by management by reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, pre-tax, non-cash acquisition accounting adjustments, and other (income) expense, to its segments.

	For the Three Months Ended
	March 31,
	2013	2012
Adjusted EBITDA:
Technical Services	$60,045	$51,911
Oil Re-refining and Recycling	15,312	—
SK Environmental Services	27,040	—
Industrial and Field Services	36,346	34,078
Oil and Gas Field Services	27,551	40,196
Corporate Items	(55,066)	(25,237)
Total	$111,228	$100,948

Reconciliation to Consolidated Statements of Income:
Pre-tax, non-cash acquisition accounting adjustments	$13,559	$—
Accretion of environmental liabilities	2,835	2,416
Depreciation and amortization	60,006	36,831
Income from operations	34,828	61,701
Other (income) expense	(525)	299
Interest expense, net of interest income	19,873	11,272
Income before provision for income taxes	$15,480	$50,130

The following table presents assets by reportable segment and in the aggregate (in thousands):

	March 31, 2013	December 31, 2012
Property, plant and equipment, net
Technical Services	$389,594	$402,260
Oil Re-refining and Recycling	223,187	224,289
SK Environmental Services	203,671	195,172
Industrial and Field Services	387,502	371,335
Oil and Gas Field Services	251,126	257,985
Corporate Items	94,726	80,722
Total property, plant and equipment, net	$1,549,806	$1,531,763
Intangible assets:
Technical Services
Goodwill	$47,929	$48,157
Permits and other intangibles, net	84,514	85,842
Total Technical Services	132,443	133,999
Oil Re-refining and Recycling
Goodwill	206,095	215,704
Permits and other intangibles, net	221,783	222,182
Total Oil Re-refining and Recycling	427,878	437,886
SK Environmental Services
Goodwill	141,809	148,422
Permits and other intangibles, net	190,130	190,472
Total SK Environmental Services	331,939	338,894
Industrial and Field Services
Goodwill	137,564	141,726
Permits and other intangibles, net	39,535	41,143
Total Industrial and Field Services	177,099	182,869
Oil and Gas Field Services
Goodwill	39,009	39,762
Permits and other intangibles, net	30,948	33,178
Total Oil and Gas Field Services	69,957	72,940
Total	$1,139,316	$1,166,588
The following table presents total assets by reportable segment (in thousands):

	March 31, 2013	December 31, 2012
Technical Services	$700,279	$714,777
Oil Re-refining and Recycling	782,069	797,650
SK Environmental Services	663,335	647,746
Industrial and Field Services	612,650	607,654
Oil and Gas Field Services	331,758	348,771
Corporate Items	713,287	709,208
Total	$3,803,378	$3,825,806

The following table presents total assets by geographical area (in thousands):

	March 31, 2013	December 31, 2012
United States	$2,540,639	$2,564,609
Canada	1,260,024	1,260,421
Other foreign	2,715	776
Total	$3,803,378	$3,825,806
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The 2020 Notes and 2021 Notes are guaranteed by substantially all of the Company's subsidiaries organized in the United States. Each guarantor for the 2020 Notes and 2021 Notes is a wholly-owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.  The 2020 Notes and 2021 Notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.
Following is the condensed consolidating balance sheet at March 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$3,536	$165,156	$53,412	$—	$222,104
Intercompany receivables	306,330	1,857	175,993	(484,180)	—
Other current assets	12,143	558,912	280,423	—	851,478
Property, plant and equipment, net	—	890,852	658,954	—	1,549,806
Investments in subsidiaries	2,561,127	885,889	144,954	(3,591,970)	—
Intercompany debt receivable	—	516,002	3,701	(519,703)	—
Other long-term assets	22,577	870,915	286,498	—	1,179,990
Total assets	$2,905,713	$3,889,583	$1,603,935	$(4,595,853)	$3,803,378
Liabilities and Stockholders’ Equity:
Current liabilities	$27,526	$399,657	$136,862	$—	$564,045
Intercompany payables	—	482,259	1,921	(484,180)	—
Closure, post-closure and remedial liabilities, net	—	163,696	34,650	—	198,346
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	190	1,964	—	2,154
Intercompany debt payable	3,701	—	516,002	(519,703)	—
Other long-term liabilities	51,018	121,628	42,719	—	215,365
Total liabilities	1,482,245	1,167,430	734,118	(1,003,883)	2,379,910
Stockholders’ equity	1,423,468	2,722,153	869,817	(3,591,970)	1,423,468
Total liabilities and stockholders’ equity	$2,905,713	$3,889,583	$1,603,935	$(4,595,853)	$3,803,378

Following is the condensed consolidating balance sheet at December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,214	$140,683	$53,939	$—	$229,836
Intercompany receivables	296,023	17,704	116,571	(430,298)	—
Other current assets	38,295	526,354	292,308	—	856,957
Property, plant and equipment, net	—	886,032	645,731	—	1,531,763
Investments in subsidiaries	2,528,699	850,011	144,953	(3,523,663)	—
Intercompany debt receivable	—	508,067	3,701	(511,768)	—
Other long-term assets	21,141	896,991	289,118	—	1,207,250
Total assets	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806
Liabilities and Stockholders’ Equity:
Current liabilities	$32,586	$402,990	$133,476	$—	$569,052
Intercompany payables	—	412,594	17,704	(430,298)	—
Closure, post-closure and remedial liabilities, net	—	161,175	36,172	—	197,347
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	301	2,578	—	2,879
Intercompany debt payable	3,701	—	508,067	(511,768)	—
Other long-term liabilities	51,013	134,393	39,050	—	224,456
Total liabilities	1,487,300	1,111,453	737,047	(942,066)	2,393,734
Stockholders’ equity	1,432,072	2,714,389	809,274	(3,523,663)	1,432,072
Total liabilities and stockholders’ equity	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806

Following is the consolidating statement of income (loss) for the three months ended March 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$399,235	$281,419	$(8,032)	$672,622
Product revenues	—	160,863	30,942	(2,264)	189,541
Total revenues	—	560,098	312,361	(10,296)	862,163
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	274,172	202,232	(8,032)	468,372
Product cost of revenues	—	143,641	26,275	(2,264)	167,652
Total cost of revenues	—	417,813	228,507	(10,296)	636,024
Selling, general and administrative expenses	25	95,561	32,884	—	128,470
Accretion of environmental liabilities	—	2,400	435	—	2,835
Depreciation and amortization	—	37,289	22,717	—	60,006
Income from operations	(25)	7,035	27,818	—	34,828
Other income (expense)	—	720	(195)	—	525
Interest (expense) income	(19,800)	—	(73)	—	(19,873)
Equity in earnings of subsidiaries	30,221	21,413	—	(51,634)	—
Intercompany dividend income (expense)	—	—	3,645	(3,645)	—
Intercompany interest income (expense)	—	10,338	(10,338)	—	—
Income before provision for income taxes	10,396	39,506	20,857	(55,279)	15,480
Provision for income taxes	(106)	(474)	5,558	—	4,978
Net income	10,502	39,980	15,299	(55,279)	10,502
Other comprehensive (loss) income	(23,861)	(23,861)	11,772	12,089	(23,861)
Comprehensive (loss) income	$(13,359)	$16,119	$27,071	$(43,190)	$(13,359)

Following is the consolidating statement of income (loss) for the three months ended March 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$269,395	$269,814	$(4,898)	$534,311
Product revenues	—	22,142	15,915	(346)	37,711
Total revenues	—	291,537	285,729	(5,244)	572,022
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	182,730	191,293	(4,898)	369,125
Product cost of revenues	—	18,470	13,066	(346)	31,190
Total cost of revenues	—	201,200	204,359	(5,244)	400,315
Selling, general and administrative expenses	80	44,912	25,767	—	70,759
Accretion of environmental liabilities	—	2,096	320	—	2,416
Depreciation and amortization	—	16,636	20,195	—	36,831
Income from operations	(80)	26,693	35,088	—	61,701
Other (expense) income	—	(450)	151	—	(299)
Interest expense	(10,706)	(201)	(365)	—	(11,272)
Equity in earnings of subsidiaries	36,465	25,996	—	(62,461)	—
Intercompany dividend income (expense)	10,010	—	3,526	(13,536)	—
Intercompany interest income (expense)	—	10,345	(10,345)	—	—
Income before provision for income taxes	35,689	62,383	28,055	(75,997)	50,130
Provision for income taxes	3,674	5,722	8,719	—	18,115
Net income	32,015	56,661	19,336	(75,997)	32,015
Other comprehensive income (loss)	15,180	15,180	6,284	(21,464)	15,180
Comprehensive income (loss)	$47,195	$71,841	$25,620	$(97,461)	$47,195

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(32,042)	$33,154	$38,477	$39,589
Cash flows from investing activities:
Additions to property, plant and equipment	—	(36,962)	(35,287)	(72,249)
Proceeds from sales of fixed assets	—	250	671	921
Acquisitions, net of cash acquired	(197)	—	—	(197)
Costs to obtain or renew permits	—	(113)	(612)	(725)
Net cash from investing activities	(197)	(36,825)	(35,228)	(72,250)

Cash flows from financing activities:
Change in uncashed checks	—	20,562	5,857	26,419
Proceeds from exercise of stock options	397	—	—	397
Proceeds from employee stock purchase plan	1,546	—	—	1,546
Remittance of shares, net	(41)	—	—	(41)
Excess tax benefit of stock-based compensation	1,227	—	—	1,227
Deferred financing costs paid	(2,318)	—	—	(2,318)
Payments on capital leases	—	(80)	(1,266)	(1,346)
Issuance costs related to 2012 issuance of common stock	(250)			(250)
Dividends (paid) / received	—	(3,645)	3,645	—
Interest (payments) / received	—	11,307	(11,307)	—
Net cash from financing activities	561	28,144	(3,071)	25,634
Effect of exchange rate change on cash	—	—	(705)	(705)
(Decrease) increase in cash and cash equivalents	(31,678)	24,473	(527)	(7,732)
Cash and cash equivalents, beginning of period	35,214	140,683	53,939	229,836
Cash and cash equivalents, end of period	$3,536	$165,156	$53,412	$222,104

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(18,010)	$10,827	$36,736	$29,553
Cash flows from investing activities:
Additions to property, plant and equipment	—	(14,678)	(12,983)	(27,661)
Proceeds from sale of fixed assets	—	146	279	425
Acquisitions, net of cash acquired	—	(2,276)	(6,475)	(8,751)
Costs to obtain or renew permits	—	(106)	(319)	(425)
Purchase of available for sale securities	—	—	(4,468)	(4,468)
Other		603	4,517	5,120
Net cash from investing activities	—	(16,311)	(19,449)	(35,760)

Cash flows from financing activities:
Change in uncashed checks	—	(7,125)	(6,451)	(13,576)
Proceeds from exercise of stock options	30	—	—	30
Proceeds from employee stock purchase plan	1,238	—	—	1,238
Excess tax benefit of stock-based compensation	713	—	—	713
Payments of capital leases	—	(361)	(1,805)	(2,166)
Distribution of cash earned on employee participation plan	(38)	—	—	(38)
Dividends (paid) / received	10,010	(13,428)	3,418	—
Interest (payments) / received	—	16,783	(16,783)	—
Net cash from financing activities	11,953	(4,131)	(21,621)	(13,799)
Effect of exchange rate change on cash	—	—	810	810
Decrease in cash and cash equivalents	(6,057)	(9,615)	(3,524)	(19,196)
Cash and cash equivalents, beginning of period	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of period	$85,524	$118,456	$37,547	$241,527

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
General
We are a leading provider of environmental, energy and industrial services throughout North America.
Following our acquisition of Safety-Kleen in December 2012, we made changes in 2013 to the manner in which we manage our business, make operating decisions and assess our performance. The amounts presented for all periods herein have been recast to reflect the impact of such changes. Under the new structure, we report the business in five reportable segments, including:

•
Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company owned incineration, landfill, wastewater, and other treatment facilities.

•
Oil Re-refining and Recycling — processes used oil into high quality base and blended lubricating oils, which are then sold to third party customers and provide recycling of oil in excess of Safety-Kleen's current re-refining capacity into recycled fuel oil which is then sold to third parties. Processing into base and blended lubricating oils takes place in the Company's two owned and operated re-refineries and recycling of oil into recycled fuel oil takes place in one of the Company's used oil terminals.

•
SK Environmental Services — provides a broad range of environmental services, such as parts cleaning, containerized waste services, oil collection, and other complementary products and services, including vacuum services, allied products and other environmental services.

•
Industrial and Field Services — provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing, and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. Also provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•
Oil & Gas Field Services — provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration, production, and power generation.

Acquisition of Safety-Kleen
On December 28, 2012, we acquired 100% of the outstanding common shares of Safety-Kleen for approximately $1.3 billion. The purchase price consisted of an all-cash purchase price of $1.25 billion, plus a $7.3 million adjustment for the amount by which the estimated net working capital (excluding cash) of Safety-Kleen on the closing date exceeded $50.0 million. The purchase price is subject to adjustment upon finalization of Safety-Kleen's net working capital balance (excluding cash) as of the closing date. We financed the purchase through a combination of approximately $300.0 million of existing cash, $369.3 million in net proceeds from our public offering of 6.9 million shares of our common stock, and approximately $589.0 million in net proceeds from our private debt offering of $600.0 million of 5.125% senior unsecured notes due 2021.
Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services to commercial, industrial and automotive customers. In conjunction with the transaction, Safety-Kleen, Inc. and its subsidiaries became wholly-owned subsidiaries of Clean Harbors.

Summary of Operations
 During the three months ended March 31, 2013, our revenues were $862.2 million, compared with $572.0 million during the three months ended March 31, 2012. The 51% increase in revenue was primarily driven by our acquisition of Safety-Kleen in December 2012.
Our Technical Services revenues accounted for 30% of our total revenues for the three months ended March 31, 2013.  The year-over-year increase in revenues of 12% was primarily due to strong contributions from our projects business, growth in our treatment, storage and disposal facilities ("TSDF") network due to higher drum volumes and an increase in our wastewater treatment volumes. The utilization rate at our incinerators was 88.9% for the three months ended March 31, 2013, compared with 89.7% in the comparable period of 2012, and our landfill volumes decreased by approximately 12% year-over-year.
Our Oil Re-refining and Recycling revenues accounted for 10% of our total revenues for the three months ended March 31, 2013. During the first quarter, the segment experienced a negative pricing environment in Group 2 base oils. Following a $0.38 per gallon drop in January 2013, Group 2 base oil pricing rebounded $0.15 per gallon in March.
Our SK Environmental Services revenues accounted for 23% of our total revenues for the three months ended March 31, 2013. We saw steady volumes from our small quantity generator business, parts washers and waste oil collection during the quarter.
Our Industrial and Field Services revenues accounted for 24% of our total revenues for the three months ended March 31, 2013. The year-over-year increase in revenue of 9% was primarily due to growth in the oil sands region of Canada, an increase in our field services business and a higher level of turnaround work year-over-year.
Our Oil and Gas Field Services revenues accounted for 14% of our total revenues for the three months ended March 31, 2013. The year-over-year decrease of 19% was primarily due to the lower rig count in Western Canada that resulted in a reduction in surface rental activity, decreased seismic activities and a decline in the energy services business.
Our cost of revenues increased from $400.3 million during the three months ended March 31, 2012 to $636.0 million during the three months ended March 31, 2013.  Our cost of revenues increased primarily due to our acquisition of Safety-Kleen in December 2012.  Our gross profit margin was 26.2% for the three months ended March 31, 2013, compared to 30.0% in the same period last year. The year-over-year decrease in gross margin percentage was primarily due to the acquisition of Safety-Kleen, which carries a lower margin, and the decreased margin in our Oil and Gas Field Services as a result of lower revenue.
During the three months ended March 31, 2013, our effective tax rate was 32.2%, compared with 36.1% for the same period last year. The decrease in the effective tax rate for the three months ended March 31, 2013 was primarily attributable to reduced earnings in the U.S. as compared to Canada, which has a lower tax rate, and the release of an unrecognized tax benefit.
Environmental Liabilities
The net reductions in our estimated environmental liabilities during the three months ended March 31, 2013 were due primarily to expenditures. The benefits over the past few years were primarily due to changes in environmental liability estimates as a result of the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. During the three months ended March 31, 2013, there were no significant charges (benefits) resulting from changes in environmental liability estimates.
Results of Operations
The following table sets forth for the periods indicated certain operating data associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, "Financial Statements and Supplementary Data," of our Annual Report on Form 10-K for the year ended December 31, 2012, and Item 1, "Financial Statements," in this report.

	Percentage of Total Revenues
	For the Three Months Ended
	March 31,
	2013	2012
Revenues
Services Revenues	78.0%	93.4%
Product Revenues	22.0	6.6
Total Revenues	100.0%	100.0%
Cost of revenues (exclusive of items shown separately below)
Services cost of revenues	54.3	64.5
Product cost of revenues	19.5	5.5
Total cost of revenues	73.8	70.0
Selling, general and administrative expenses	14.9	12.4
Accretion of environmental liabilities	0.3	0.4
Depreciation and amortization	7.0	6.4
Income from operations	4.0	10.8
Other income (expense)	0.1	—
Interest expense, net of interest income	(2.3)	(2.0)
Income before provision for income taxes	1.8	8.8
Provision for income taxes	0.6	3.2
Net income	1.2%	5.6%
Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes and pre-tax, non-cash acquisition accounting adjustments, less loss on early extinguishment of debt, other income (expense) and income from discontinued operations, net of tax.  Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles in the United States (“GAAP”). Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$10,502	$32,015
Accretion of environmental liabilities	2,835	2,416
Depreciation and amortization	60,006	36,831
Other expense (income)	(525)	299
Interest expense, net	19,873	11,272
Pre-tax, non-cash acquisition accounting adjustments	13,559	—
Provision for income taxes	4,978	18,115
Adjusted EBITDA	$111,228	$100,948

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Adjusted EBITDA	$111,228	$100,948
Interest expense, net	(19,873)	(11,272)
Provision for income taxes	(4,978)	(18,115)
Allowance for doubtful accounts	1,823	203
Amortization of deferred financing costs and debt discount	846	367
Change in environmental liability estimates	(58)	(646)
Deferred income taxes	32	(269)
Stock-based compensation	1,887	2,141
Excess tax benefit of stock-based compensation	(1,227)	(713)
Income tax benefits related to stock option exercises	1,216	713
Environmental expenditures	(5,291)	(1,722)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,726)	(11,502)
Inventories	13,573	(1,453)
Other current assets	6,377	(1,890)
Accounts payable	(16,112)	(4,302)
Other current and long-term liabilities	(21,128)	(22,935)
Net cash from operating activities	$39,589	$29,553

Segment data
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three months ended March 31, 2013 and 2012 (in thousands). We consider the Adjusted EBITDA contribution from each segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the segment Adjusted EBITDA contribution. Prior year amounts presented have been recast to reflect the changes made to our segment presentation in the first quarter of 2013 as described in Note 17, "Segment Reporting." This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" and in particular Note 18, "Segment Reporting," included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1, "Unaudited Financial Statements" and in particular Note 17, "Segment Reporting," in this report.

Three months ended March 31, 2013 versus the three months ended March 31, 2012

	Summary of Operations (in thousands)
	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change

Third Party Revenues:
Technical Services	$233,939	$221,637	$12,302	5.6%
Oil Re-refining and Recycling	146,931	—	146,931	—
SK Environmental Services	152,955	—	152,955	—
Industrial and Field Services	221,418	202,779	18,639	9.2
Oil and Gas Field Services	116,696	146,905	(30,209)	(20.6)
Corporate Items (1)	(9,776)	701	(10,477)	(1,494.6)
Total	$862,163	$572,022	$290,141	50.7%

Direct Revenues:
Technical Services	$259,210	$231,196	$28,014	12.1%
Oil Re-refining and Recycling	90,370	—	90,370	—
SK Environmental Services	194,444	—	194,444	—
Industrial and Field Services	208,200	191,570	16,630	8.7
Oil and Gas Field Services	120,638	148,828	(28,190)	(18.9)
Corporate Items (1)	(10,699)	428	(11,127)	(2,599.8)
Total	862,163	572,022	290,141	50.7

Cost of Revenues (exclusive of items shown separately) (2):
Technical Services	178,693	156,412	22,281	14.2
Oil Re-refining and Recycling	68,450	—	68,450	—
SK Environmental Services	139,046	—	139,046	—
Industrial and Field Services	155,829	142,566	13,263	9.3
Oil and Gas Field Services	84,910	99,669	(14,759)	(14.8)
Corporate Items (1)	9,096	1,668	7,428	445.3
Total	636,024	400,315	235,709	58.9

Selling, General & Administrative Expenses:
Technical Services	20,472	22,873	(2,401)	(10.5)
Oil Re-refining and Recycling	6,608	—	6,608	—
SK Environmental Services	28,358	—	28,358	—
Industrial and Field Services	16,025	14,926	1,099	7.4
Oil and Gas Field Services	8,177	8,963	(786)	(8.8)
Corporate Items	48,830	23,997	24,833	103.5
Total	128,470	70,759	57,711	81.6

Adjusted EBITDA:
Technical Services	60,045	51,911	8,134	15.7
Oil Re-refining and Recycling	15,312	—	15,312	—
SK Environmental Services	27,040	—	27,040	—
Industrial and Field Services	36,346	34,078	2,268	6.7
Oil and Gas Field Services	27,551	40,196	(12,645)	(31.5)
Corporate Items	(55,066)	(25,237)	(29,829)	118.2
Total	$111,228	$100,948	$10,280	10.2%
_______________________

(1)                     Corporate Items revenues and costs of revenues for the three months ended March 31, 2013 include one-time, non-cash reductions and increases of approximately $10.2 million and $3.4 million, respectively, due to the impact of fair value acquisition accounting adjustments on Safety-Kleen's historical deferred revenue, inventory and deferred cost balances at December 28, 2012.
(2)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
Revenues
Technical Services revenues increased 12.1%, or $28.0 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to strong contributions from our projects business, growth in our TSDF network due to higher drum volumes, an increase in our wastewater treatment volumes and an increase due to the integration of a portion of the Safety-Kleen business into our Technical Services segment. The utilization rate at our incinerators was 88.9% for the three months ended March 31, 2013, compared with 89.7% in the comparable period of 2012, and our landfill volumes decreased by approximately 12%.
The increases in Oil Re-refining and Recycling and SK Environmental Services revenues for the three months ended March 31, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services revenues increased 8.7%, or $16.6 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to growth in the oil sands region of Canada, an increase in our field services business and a higher level of turnaround work year-over-year.
Oil and Gas Field Services revenues decreased 18.9%, or $28.2 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to the lower rig count in Western Canada that resulted in a reduction in surface rental activity, decreased seismic activities and a decline in the energy services business.
Corporate Items revenues decreased $11.1 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to inclusion of the impact of the fair value acquisition accounting adjustment on Safety-Kleen's historical deferred revenue balance at December 28, 2012 ($10.2 million).
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Cost of Revenues
Technical Services cost of revenues increased 14.2%, or $22.3 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to increases in salary and labor expenses ($9.7 million), materials and supplies ($7.3 million), outside disposal and rail costs ($5.8 million), and outside transportation ($4.0 million), offset partially by a reduction in materials for reclaim ($10.0 million).  These increases relate partially to the integration of a portion of the Safety-Kleen business into the Technical Services segment.
The increases in Oil Re-refining and Recycling and SK Environmental Services cost of revenues for the three months ended March 31, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services cost of revenues increased 9.3%, or $13.3 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to increased salary and labor expenses associated with acquisitions during 2012.
Oil and Gas Field Services cost of revenues decreased 14.8%, or $14.8 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to costs related to a reduction in surface rentals activity, decreased seismic activities and a reduction in the energy services business.
Corporate Items cost of revenues increased $7.4 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to the impact of the acquisition accounting adjustments on Safety-Kleen's historical inventory and deferred cost balances at December 28, 2012 ($3.4 million) as well as increases in compensation costs.
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

Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses decreased 10.5%, or $2.4 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to decreased incentive compensation.
The increases in Oil Re-refining and Recycling and SK Environmental Services selling, general and administrative expenses for the three months ended March 31, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services selling, general and administrative expenses increased 7.4%, or $1.1 million, in the three months ended March 31, 2013 from the comparable period in 2012 primarily due to increased salaries and bonuses.
Oil and Gas Field Services selling, general and administrative expenses decreased 8.8%, or $0.8 million, for the three months ended March 31, 2013, from the comparable period in 2012. The decrease was primarily due to decreases in salaries and bonuses.
Corporate Items selling, general and administrative expenses increased 103.5%, or $24.8 million, for the three months ended March 31, 2013, as compared to the same period in 2012 primarily due to our acquisition of Safety-Kleen in December 2012 resulting in increases in compensation costs, computer expenses, travel costs, professional fees and rent expense. We also incurred a year-over-year increase in severance costs of $2.5 million and an increase in professional fees related to acquisitions of $2.1 million.
Depreciation and Amortization

	For the Three Months Ended
	March 31,
	2013	2012
Depreciation of fixed assets	$48,568	$29,796
Landfill and other amortization	11,438	7,035
Total depreciation and amortization	$60,006	$36,831

Depreciation and amortization increased 62.9%, or $23.2 million, in the first quarter of 2013 compared to the same period in 2012. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.
Interest Expense, Net

	For the Three Months Ended
	March 31,
	2013	2012
Interest expense	$19,984	$11,458
Interest income	(111)	(186)
Interest expense, net	$19,873	$11,272
Interest expense, net increased $8.6 million in the first quarter of 2013 compared to the same period in 2012. The increase in interest expense was primarily due to the issuance of $800.0 million of 5.25% senior unsecured notes in July 2012 and $600.0 million of 5.125% senior unsecured notes in December 2012, which was partially offset by our redemption and repurchase during the third quarter of 2012 of $520.0 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.
Income Taxes
Our effective tax rate for the three months ended March 31, 2013 was 32.2% compared to 36.1% for the same period in 2012. The decrease in the effective tax rate for the three months ended March 31, 2013 was primarily attributable to reduced earnings in the U.S. as compared to Canada which has a lower tax rate and the release of an unrecognized tax benefit.
Income tax expense for the three months ended March 31, 2013 decreased $13.1 million to $5.0 million from $18.1 million for the comparable period in 2012. The decreased tax expense for the three months ended March 31, 2013 was primarily attributable to lower income before taxes.

A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2013 and December 31, 2012, we had a remaining valuation allowance of $25.6 million. The allowance as of March 31, 2013 and December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $6.6 million of foreign net operating loss carryforwards.
Our accounting policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits and related reserves as of March 31, 2013 and December 31, 2012, included accrued interest of $1.5 million and $1.4 million, respectively.  Tax expense for each of the three months ended March 31, 2013 and 2012 included interest and penalties of $0.1 million and $0.7 million, respectively.
Liquidity and Capital Resources
Cash and Cash Equivalents
During the three months ended March 31, 2013, cash and cash equivalents decreased $7.7 million.
We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.
At March 31, 2013, cash and cash equivalents totaled $222.1 million, compared to $229.8 million at December 31, 2012. At March 31, 2013, cash and cash equivalents held by foreign subsidiaries totaled $53.4 million and were readily convertible into other foreign currencies including U.S. dollars. At March 31, 2013, the cash and cash equivalent balances for our U.S. operations were $168.7 million. Our U.S. operations had net operating cash from operations of $1.1 million for the three months ended March 31, 2013. Additionally, we have available a $400.0 million revolving credit facility of which $262.3 million was available to borrow at March 31, 2013. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We had accrued environmental liabilities as of March 31, 2013 of approximately $219.9 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008, and the remaining Safety-Kleen facilities acquired as part of our acquisition of Safety-Kleen in 2012. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.
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
Cash Flows for the three months ended March 31, 2013
Cash from operating activities in the first three months of 2013 was $39.6 million, an increase of 34.0%, or $10.0 million, compared with cash from operating activities in the first three months of 2012. The change was primarily the result of a lower investment in net working capital.
Cash used for investing activities in the first three months of 2013 was $72.3 million, an increase of 102.0%, or $36.5 million, compared with cash used for investing activities in the first three months of 2012.  The change was due primarily from an increase in capital expenditures of $44.6 million.
Cash from financing activities in the first three months of 2013 was $25.6 million, compared with cash used for financing activities of $13.8 million in the first three months of 2012. The improvement was primarily the result of an increase in uncashed checks.

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
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at March 31, 2013, and our amended $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2012.
 As of March 31, 2013, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Liquidity Impacts of Uncertain Tax Positions
As discussed in Note 12, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of March 31, 2013, $3.0 million of unrecognized tax benefits and related reserves and $1.5 million of potential interest. These liabilities are classified as “deferred taxes, unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.
Auction Rate Securities
As of March 31, 2013, our long-term investments included $4.4 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.
We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of March 31, 2013, we have recorded an unrealized pre-tax loss of $0.3 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at March 31, 2013 (in thousands):

	Nine Months Remaining
Scheduled Maturity Dates	2013	2014	2015	2016	2017	Thereafter	Total
Senior unsecured notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000
Senior unsecured notes due 2021	—	—	—	—	—	600,000	600,000
Capital lease obligations	3,746	2,381	347	—	—	—	6,474
	$3,746	$2,381	$347	$—	$—	$1,400,000	$1,406,474
Weighted average interest rate on fixed rate borrowings	5.2%	5.2%	5.2%	5.2%	5.2%	5.2%

In addition to the fixed rate borrowings described in the above table, we had at March 31, 2013 variable rate instruments that included a revolving credit facility (as amended and restated on January 17, 2013) with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Commencing in 2013, we began remitting interest payments in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and will begin remitting interest payments in the amount of $15.4 million each related to the $600.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2013, the Canadian subsidiaries transacted approximately 7.7% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of less than $0.1 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively.
At March 31, 2013, $4.4 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.
In connection with the operations of our Technical Services, SK Environmental Services, Industrial and Field Services and Oil and Gas Field Services segments, we are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services. In connection with the operations of our Oil Re-refining and Recycling segment, which we acquired in December 2012 as part of our acquisition of Safety-Kleen, we are exposed to market risk from changes in certain oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. Safety-Kleen entered into several commodity derivatives during 2012 and 2013 which are comprised of cashless collar contracts related to crude oil prices. Pursuant to each such contract, Safety-Kleen sold a call option to a bank and then purchased a put option from the same bank in order to manage against significant fluctuations in crude oil prices, which are closely correlated with the ICIS-LOR rate and the 6-oil index. These commodity derivatives are designed to mitigate, although not eliminate, our exposure to declines in these oil indices below a price floor, but they also will limit our potential upside related to increases in these oil indices above a price cap. We do not believe that our exposure will be material. These commodity derivatives are not classified as hedges and expire at various intervals in 2013 and 2014. For additional information, see Note 4, "Fair Value Measurements" in this report and Note 2, “Significant Accounting Policies - Derivative Financial Instruments,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On December 28, 2012, the Company acquired Safety-Kleen (see Note 3, "Business Combinations,” to the financial statements included in Item 1 of this report). The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Safety-Kleen. The Company will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations at December 31, 2013.
Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
Item 1A—Risk Factors
During the three months ended March 31, 2013, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Item 6—Exhibits

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	May 10, 2013

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	May 10, 2013