Form 10-Q
period 2013-06-30
CLEAN HARBORS INC
filed 2013-08-07
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	60,605,065
(Class)	(Outstanding as of Aug 5, 2013)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$263,478	$229,836
Marketable securities	10,339	11,778
Accounts receivable, net of allowances aggregating $14,759 and $11,125, respectively	549,909	541,423
Unbilled accounts receivable	34,277	27,072
Deferred costs	17,255	6,888
Prepaid expenses and other current assets	53,471	75,778
Inventories and supplies	155,538	171,441
Deferred tax assets	20,924	22,577
Total current assets	1,105,191	1,086,793
Property, plant and equipment, net	1,554,972	1,531,763
Other assets:
Long-term investments	4,352	4,354
Deferred financing costs	22,410	21,657
Goodwill	575,275	593,771
Permits and other intangibles, net	555,422	572,817
Other	14,491	14,651
Total other assets	1,171,950	1,207,250
Total assets	$3,832,113	$3,825,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$2,923	$5,092
Accounts payable	273,058	256,468
Deferred revenue	63,374	50,942
Accrued expenses	242,362	232,429
Current portion of closure, post-closure and remedial liabilities	22,470	24,121
Total current liabilities	604,187	569,052
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,732 and $8,791, respectively	40,896	45,457
Remedial liabilities, less current portion of $16,738 and $15,330, respectively	154,983	151,890
Long-term obligations	1,400,000	1,400,000
Capital lease obligations, less current portion	2,140	2,879
Deferred taxes, unrecognized tax benefits and other long-term liabilities	215,187	224,456
Total other liabilities	1,813,206	1,824,682
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 60,550,064 and 60,385,453 shares, respectively	606	604
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	889,588	880,979
Accumulated other comprehensive (loss) income	(9,735)	49,632
Accumulated earnings	534,730	501,326
Total stockholders’ equity	1,414,720	1,432,072
Total liabilities and stockholders’ equity	$3,832,113	$3,825,806
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$673,872	$485,728	$1,346,494	$1,020,039
Product revenues	186,656	37,390	376,197	75,101
Total revenues	860,528	523,118	1,722,691	1,095,140

Cost of revenues (exclusive of items shown separately below)
Service revenues	455,603	338,291	923,975	707,416
Product revenues	158,723	29,332	326,375	60,522
Total cost of revenues	614,326	367,623	1,250,350	767,938

Selling, general and administrative expenses	122,612	66,794	251,082	137,553
Accretion of environmental liabilities	2,879	2,505	5,714	4,921
Depreciation and amortization	67,468	38,663	127,474	75,494
Income from operations	53,243	47,533	88,071	109,234
Other income (expense)	1,655	(75)	2,180	(374)
Interest expense, net of interest income of $155 and $266 for the quarter and year-to-date ended 2013 and $215 and $402 for the quarter and year-to-date ended 2012, respectively	(19,585)	(10,968)	(39,458)	(22,240)
Income before provision for income taxes	35,313	36,490	50,793	86,620
Provision for income taxes	12,411	13,064	17,389	31,179
Net income	$22,902	$23,426	$33,404	$55,441

Earnings per share:
Basic	$0.38	$0.44	$0.55	$1.04
Diluted	$0.38	$0.44	$0.55	$1.04

Weighted average common shares outstanding - basic	60,550	53,308	60,507	53,268
Weighted average common shares outstanding - diluted	60,687	53,505	60,658	53,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$22,902	$23,426	$33,404	$55,441
Other comprehensive loss:
Unrealized losses on available-for-sale securities (net of taxes of $22 and $92 for the quarter and year-to-date 2013 and $43 and $83 for the quarter and year-to date 2012, respectively)	(166)	(947)	(715)	(584)
Foreign currency translation adjustments	(35,340)	(16,510)	(58,652)	(1,693)
Other comprehensive loss	(35,506)	(17,457)	(59,367)	(2,277)
Comprehensive (loss) income	$(12,604)	$5,969	$(25,963)	$53,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$33,404	$55,441
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	127,474	75,494
Pre-tax, non-cash acquisition accounting adjustments	13,559	—
Allowance for doubtful accounts	3,618	405
Amortization of deferred financing costs and debt discount	1,692	753
Accretion of environmental liabilities	5,714	4,921
Changes in environmental liability estimates	(393)	(3,095)
Deferred income taxes	(8)	(510)
Stock-based compensation	3,924	3,616
Excess tax benefit of stock-based compensation	(1,326)	(1,122)
Income tax benefit related to stock option exercises	1,316	1,121
Other expense (income)	(2,180)	374
Environmental expenditures	(9,793)	(3,787)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(20,783)	54,117
Inventories and supplies	1,128	(1,540)
Other current assets	5,027	17,197
Accounts payable	(33,426)	(16,904)
Other current and long-term liabilities	8,665	(10,707)
Net cash from operating activities	137,612	175,774
Cash flows from investing activities:
Additions to property, plant and equipment	(141,466)	(82,971)
Proceeds from sales of fixed assets	2,194	3,886
Acquisitions, net of cash acquired	—	(43,039)
Additions to intangible assets, including costs to obtain or renew permits	(2,169)	(953)
Purchase of marketable securities	—	(10,517)
Other	—	5,120
Net cash used in investing activities	(141,441)	(128,474)
Cash flows from financing activities:
Change in uncashed checks	40,356	(9,496)
Proceeds from exercise of stock options	399	98
Remittance of shares, net	(169)	(1,216)
Proceeds from employee stock purchase plan	3,391	3,130
Deferred financing costs paid	(2,446)	(21)
Payments on capital leases	(2,588)	(3,833)
Issuance costs related to 2012 issuance of common stock	(250)	—
Distribution of cash earned on employee participation plan	—	(38)
Excess tax benefit of stock-based compensation	1,326	1,122
Net cash from financing activities	40,019	(10,254)
Effect of exchange rate change on cash	(2,548)	(1,011)
Increase in cash and cash equivalents	33,642	36,035
Cash and cash equivalents, beginning of period	229,836	260,723
Cash and cash equivalents, end of period	$263,478	$296,758

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$36,841	$21,812
Income taxes paid	7,275	4,219
Non-cash investing and financing activities:
Property, plant and equipment accrued	38,650	26,885
Transfer of inventory to property, plant and equipment	11,369	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2013	60,385	$604	$(469)	$880,979	$49,632	$501,326	$1,432,072
Net income	—	—	—	—	—	33,404	33,404
Other comprehensive loss	—	—	—	—	(59,367)	—	(59,367)
Stock-based compensation	33	—	—	3,924	—	—	3,924
Issuance of restricted shares, net of shares remitted	(7)	—	—	(169)	—	—	(169)
Issuance costs related to 2012 issuance of common stock	—	—	—	(250)	—	—	(250)
Exercise of stock options	61	2	—	397	—	—	399
Net tax benefit on exercise of stock-based awards	—	—	—	1,316	—	—	1,316
Employee stock purchase plan	78	—	—	3,391	—	—	3,391
Balance at June 30, 2013	60,550	$606	$(469)	$889,588	$(9,735)	$534,730	$1,414,720

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2012.

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
Safety-Kleen's operating results are included in the Company's unaudited consolidated statements of income for the three and six months ended June 30, 2013, and reflect the application of certain significant accounting policies as described below:
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
Deferred Costs Relating to Deferred Revenue
Commissions and other incremental direct costs, primarily costs of materials and transportation expenses, relating to deferred revenue from the Company’s parts cleaning services, containerized waste services and vacuum services are capitalized and deferred. The deferred costs are included in current assets in the consolidated balance sheet and expensed when the related revenues are recognized.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance is effective for the Company on January 1, 2014. Management does not expect the adoption of this standard to have a significant impact on the Company's consolidated balance sheet.
In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. Entities are required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference the disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods beginning after December 31, 2012. The Company adopted the standard on January 1, 2013. The amounts required to be disclosed under this guidance are disclosed in Note 14, “Accumulated Other Comprehensive (Loss) Income.”
Reclassifications
The Company's revenues and cost of revenues in the consolidated statements of income for the three and six months ended June 30, 2012 and the changes in assets and liabilities, net of acquisitions in the consolidated statements of cash flows for the six months ended June 30, 2012 have been reclassified to conform to the current year presentation.
(3) BUSINESS COMBINATIONS
Safety-Kleen, Inc.
On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen for approximately $1.3 billion. The purchase price consisted of an all-cash purchase price of $1.25 billion, plus a $7.3 million adjustment for the amount by which the estimated net working capital (excluding cash) of Safety-Kleen on the closing date exceeded $50.0 million. The purchase price is subject to adjustment upon finalization of Safety-Kleen's net working capital balance (excluding cash) as of the closing date. The Company incurred acquisition-related costs of approximately $0.1 million and $1.3 million in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of income for the three and six months ended June 30, 2013, respectively. The Company financed the purchase through a combination of approximately $300.0 million of existing cash, $369.3 million in net proceeds from the Company's public offering of 6.9 million shares of Clean Harbors common stock, and approximately $589.0 million in net proceeds from the Company's private debt offering of $600.0 million of 5.125% senior unsecured notes due 2021. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services to commercial, industrial and automotive customers. In conjunction with the transaction, Safety-Kleen, Inc. and its subsidiaries became wholly-owned subsidiaries of Clean Harbors.
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

	At December 28, 2012	Year-to-Date Measurement Period Adjustments	At Acquisition Date (As Adjusted)
Inventories and supplies	$102,339	$6,537	$108,876
Other current assets (i)	152,245	(419)	151,826
Property, plant and equipment	514,712	779	515,491
Permits and other intangibles	421,400	4,577	425,977
Other assets	4,985	(1,111)	3,874
Current liabilities	(192,652)	(6,564)	(199,216)
Closure and post-closure liabilities, less current portion	(15,774)	8,221	(7,553)
Remedial liabilities, less current portion	(38,370)	(8,146)	(46,516)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(128,375)	7,384	(120,991)
Total identifiable net assets	820,510	11,258	831,768
Goodwill (ii)	436,749	(11,258)	425,491
Total	$1,257,259	$—	$1,257,259
_______________________

(i)	The fair value of the assets acquired includes customer receivables with a preliminary aggregate fair value of $133.9 million. Combined gross amounts due were $143.9 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $210.1 million, $144.6 million, $68.7 million, and $2.1 million has been recorded on a preliminary basis in the Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services and Technical Services segments, respectively. None of the goodwill related to this acquisition will be deductible for tax purposes.

The Company has determined that the separate disclosure of Safety-Kleen's revenues and earnings is impracticable for the three and six months ended June 30, 2013 due to the integration of Safety-Kleen operations into the Company upon acquisition.
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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2012
Pro forma combined revenues	$956,265	$1,839,649
Pro forma combined net income	$45,875	$77,066
This pro forma financial information is not necessarily indicative of the Company's consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company's consolidated results for any future period.
Other 2012 Acquisitions
The Company acquired (i) during the second quarter of 2012, all of the outstanding stock of a privately owned Canadian company which provides workforce accommodations, camp catering and fresh food services; (ii) during the third quarter of 2012, certain assets of a privately owned U.S. company that is engaged in the business of materials handling services that includes a variety of support equipment to provide customers with a sole source for any dredging and dewatering project; and (iii) during the fourth quarter of 2012, the shares and assets of certain subsidiaries of a privately owned company that is engaged in the business of providing catalyst loading and unloading services in the United States and Canada. The combined purchase price for these acquisitions was approximately $108.1 million, including the assumption and payment of debt of $7.7 million and post-closing adjustments of $1.3 million based upon the assumed target amounts of working capital. Management has determined the preliminary purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. Such amounts are subject to adjustment based on the additional information necessary to determine fair values. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value.
As of June 30, 2013, the Company had finalized the acquisition accounting of the identified acquired assets and liabilities for the acquisitions completed in the third quarter of 2012 and the second quarter of 2012. The Company has not finalized the acquisition accounting for the acquisition completed in the fourth quarter of 2012. The Company expects to finalize the remaining valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition dates. Final determination of the fair value may result in further adjustments to the values presented below (in thousands).

	At Acquisition Dates	Year-to-Date Measurement Period Adjustments	At Acquisition Dates (As Adjusted)
Current assets (i)	$20,270	$221	$20,491
Property, plant and equipment	51,901	(8)	51,893
Customer relationships and other intangibles	21,770	—	21,770
Other assets	53	4	57
Current liabilities	(5,277)	(41)	(5,318)
Other liabilities	(5,133)	(73)	(5,206)
Total identifiable net assets	83,584	103	83,687
Goodwill (ii)	23,956	445	24,401
Total	$107,540	$548	$108,088
______________________

(i)	The preliminary fair value of the financial assets acquired included customer receivables with an aggregate fair value of $13.2 million. Combined gross amounts due were $13.5 million.

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2012
Pro forma combined revenues	$545,371	$1,152,853
Pro forma combined net income	$24,271	$60,369
Acquisition related costs of $0.2 million for the other 2012 acquisitions were included in selling, general and administrative expenses in the Company's consolidated statements of income for the six months ended June 30, 2013.
(4) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities, derivative financial instruments and long-term debt. The estimated fair value of cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments and are deemed to be Level 2 in the fair value hierarchy. The fair value of the Company’s unsecured senior notes (due 2020 and 2021) at June 30, 2013 were $797.0 million and $594.0 million, respectively, and at December 31, 2012 were $816.0 million and $623.5 million, respectively, based on quoted market prices or available market data. The senior unsecured notes fair value is Level 2 in the fair value hierarchy.
The Company's assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 were as follows (in thousands):

June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets:
Auction rate securities (i)	$—	$—	$4,352	$4,352
Derivative instruments (ii)	$—	$626	$—	$626
Marketable securities (iii)	$10,339	$—	$—	$10,339
Liabilities:
Derivative instruments (ii)	$—	$39	$—	$39

December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Auction rate securities (i)	$—	$—	$4,354	$4,354
Derivative instruments (ii)	$—	$165	$—	$165
Marketable securities (iii)	$11,778	$—	$—	$11,778
Liabilities:
Derivative instruments (ii)	$—	$1,242	$—	$1,242
________________________________________________

(i)
The auction rate securities are classified as available-for-sale and the fair value of these securities was estimated utilizing a probability discounted cash flow analysis. As of June 30, 2013, all of the Company's auction rate securities continue to have AAA underlying ratings. The Company attributes the $0.3 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity. During the six months ended June 30, 2013 and 2012, the Company recorded an unrealized pre-tax loss of less than $0.1 million and a pre-tax gain of $0.1 million, respectively, on its auction rate securities.

(ii)	The fair value of derivatives is recorded based on the present value of cash flows using a crude oil forward rate curve.

(iii)	The fair value of marketable securities is recorded based on quoted market prices and changes in fair value were included in other comprehensive income.

The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$4,354	$4,245	$4,354	$4,245
Unrealized (loss) gain included in other comprehensive income	(2)	81	(2)	81
Balance at June 30,	$4,352	$4,326	$4,352	$4,326
Derivative Financial Instruments
The Company acquired several commodity derivatives with the Safety-Kleen acquisition on December 28, 2012. The Company uses commodity derivatives to manage against significant fluctuations in oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. All commodity derivatives are comprised of cashless collar contracts related to crude oil prices, pursuant to which the Company sells a call to a bank and then purchases a put from the same bank. The derivative instruments are not designated as hedges and expire in 2013 and 2014. The following table presents the fair value for those assets and liabilities measured at fair value as of June 30, 2013 (fair value amounts in thousands):

Financial Institution	Trade Date	Start Date	End Date	Barrels of oil per Month	Commodity	Floor	Cap	Upfront Costs	Fair Value as of June 30, 2013
JP Morgan	9/11/2012	11/1/2013	11/30/2013	148,810	Brent	$75.00	$137.50	—	$23
JP Morgan	12/7/2012	2/1/2014	2/28/2014	148,810	Brent	75.00	124.70	—	25
JP Morgan	3/7/2013	5/1/2014	5/31/2014	148,810	Brent	75.00	125.75	—	71
JP Morgan	5/6/2013	7/1/2014	7/31/2014	148,810	Brent	75.00	122.00	—	56
Bank of America	5/3/2012	7/1/2013	7/31/2013	148,810	Brent	75.00	141.25	—	—
Bank of America	8/3/2012	10/1/2013	10/31/2013	148,810	Brent	75.00	130.00	—	7
Bank of America	10/4/2012	12/1/2013	12/31/2013	148,810	Brent	75.00	127.50	—	23
Bank of America	11/9/2012	1/1/2014	1/31/2014	148,810	Brent	75.00	130.00	—	49
Bank of America	1/8/2013	3/1/2014	3/31/2014	148,810	Brent	75.00	129.00	—	74
Bank of America	2/7/2013	4/1/2014	4/30/2014	148,810	Brent	75.00	134.70	—	118
Bank of America	4/2/2013	6/1/2014	6/30/2014	148,810	Brent	75.00	130.00	—	125
Bank of America	6/10/2013	8/1/2014	8/29/2014	148,810	Brent	75.00	120.65	—	55
Total derivative instrument asset									$626

Bank of America	12/28/2012	9/1/2013	9/30/2013	148,810	Brent	$75.00	$117.80	—	26
Bank of America	12/28/2012	8/1/2013	8/31/2013	148,810	Brent	75.00	116.25	—	13
Total derivative instrument liability									$39
Total derivative instrument asset and total derivative instrument liability as noted in the table above are included in the consolidated balance sheets as a component of prepaid expenses and other current assets and accrued expenses, respectively.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Oil and oil products	$64,569	$77,735
Supplies and drums	61,256	63,540
Solvent and solutions	12,528	9,398
Other	17,185	20,768
Total inventories and supplies	$155,538	$171,441
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land	$92,910	$106,037
Asset retirement costs (non-landfill)	10,077	10,450
Landfill assets	86,942	77,952
Buildings and improvements	315,298	329,617
Camp equipment	131,939	135,827
Vehicles	397,789	385,172
Equipment	1,099,151	1,061,090
Furniture and fixtures	5,050	6,757
Construction in progress	113,508	31,780
	2,252,664	2,144,682
Less - accumulated depreciation and amortization	697,692	612,919
Total property, plant and equipment, net	$1,554,972	$1,531,763
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the six months ended June 30, 2013 were as follows (in thousands):

2013
Balance at January 1, 2013	$593,771
Decrease from adjustments during the measurement period related to acquisitions	(10,813)
Foreign currency translation	(7,683)
Balance at June 30, 2013	$575,275
The goodwill related to the 2012 acquisitions includes estimates that are subject to change based upon final fair value determinations.
The Company assesses goodwill for impairment at least on an annual basis as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company continues to assess the performance of its Oil and Gas Field Services reporting unit. The lower than anticipated results in the second quarter of 2013 were primarily due to historic flooding conditions in Western Canada. The Company performed an interim sensitivity analysis of the impact of the lower than anticipated results on the reporting unit's fair value in the second quarter, and concluded the fair value of the reporting unit more likely than not exceeds its carrying value at June 30, 2013. The financial performance of this reporting unit is affected by weather conditions and fluctuations in oil and gas prices. The Company has been closely monitoring its performance, and will continue to assess this reporting unit's performance. There can be no assurance that future events will not result in an impairment of goodwill.
Below is a summary of amortizable other intangible assets (in thousands):

	June 30, 2013				December 31, 2012
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$146,572	$48,095	$98,477	18.1	$148,661	$46,282	$102,379	21.8
Customer and supplier relationships	368,699	39,659	329,040	13.0	372,751	27,739	345,012	13.2
Other intangible assets	25,843	13,434	12,409	3.4	22,027	12,121	9,906	3.6
Total amortizable permits and other intangible assets	541,114	101,188	439,926	12.8	543,439	86,142	457,297	13.6
Trademarks and trade names	115,496	—	115,496	Indefinite	115,520	—	115,520	Indefinite
Total permits and other intangible assets	$656,610	$101,188	$555,422		$658,959	$86,142	$572,817
The total amounts and the weighted average amortization period by major intangible asset classes as it relates to the 2012 acquisitions as of June 30, 2013, were as follows (in thousands):

	Safety-Kleen Total Amount Assigned	Safety-Kleen Weighted Average Amortization Period (in years)	Other 2012 Acquisitions Total Amount Assigned	Other 2012 Acquisitions Weighted Average Amortization Period (in years)
Permits	$37,300	29.5	$4,100	2.5
Customer and supplier relationships	270,474	17.3	17,575	7.5
Other intangible assets	1,563	2.2	850	4.3
Total amortizable permits and other intangible assets	309,337	17.7	22,525	5.3
Trademarks and trade names	113,800	Indefinite	—
Total permits and other intangible assets	$423,137		$22,525
Below is the expected future amortization of the net carrying amount of finite lived intangible assets at June 30, 2013 (in thousands):

Years Ending December 31,	Expected Amortization
2013 (six months)	$18,400
2014	36,220
2015	35,253
2016	34,471
2017	33,085
Thereafter	282,497
$439,926

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Insurance	$54,671	$48,243
Interest	20,734	20,061
Accrued disposal costs	1,668	1,835
Accrued compensation and benefits	64,205	70,250
Income, real estate, sales and other taxes	44,307	35,640
Other	56,777	56,400
	$242,362	$232,429
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the six months ended June 30, 2013 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2013	$26,658	$27,590	$54,248
Adjustments during the measurement period related to acquisitions	—	(10,201)	(10,201)
New asset retirement obligations	1,937	—	1,937
Accretion	1,488	843	2,331
Changes in estimates recorded to statement of income	(16)	135	119
Changes in estimates recorded to balance sheet	364	—	364
Expenditures	(1,604)	(261)	(1,865)
Currency translation and other	(245)	(60)	(305)
Balance at June 30, 2013	$28,582	$18,046	$46,628
All of the landfill facilities included in the above were active as of June 30, 2013. New asset retirement obligations incurred during the first six months of 2013 were discounted at the credit-adjusted risk-free rate of 6.60%. There were no significant charges (benefits) in 2013 resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the six months ended June 30, 2013 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2013	$5,829	$71,079	$90,312	$167,220
Adjustments during the measurement period related to acquisitions	—	8,581	2,473	11,054
Accretion	140	1,660	1,583	3,383
Changes in estimates recorded to statement of income	(21)	(156)	(335)	(512)
Expenditures	(44)	(4,200)	(3,684)	(7,928)
Currency translation and other	(169)	(84)	(1,243)	(1,496)
Balance at June 30, 2013	$5,735	$76,880	$89,106	$171,721
There were no significant charges (benefits) in 2013 resulting from the changes in estimates for remedial liabilities.
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2013	December 31, 2012
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	600,000	600,000
Revolving credit facility, due January 17, 2018	—	—
Long-term obligations	$1,400,000	$1,400,000

On January 17, 2013, the Company increased its revolving credit facility to provide for maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). At June 30, 2013, the revolving credit facility had no outstanding loans, $262.5 million available to borrow and $137.5 million of letters of credit outstanding.
The financing arrangements and principal terms of the Company's $800.0 million principal amount of 5.25% senior unsecured notes due 2020 ("2020 Notes") and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") which were outstanding at June 30, 2013, and the Company's amended $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(12) INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 30, 2013 was 35.1% and 34.2%, respectively, compared to 35.8% and 36.0% for the same periods in 2012.
As of June 30, 2013, the Company had recorded $3.9 million of liabilities for unrecognized tax benefits and $1.5 million of interest. As of December 31, 2012, the Company had recorded $3.5 million of liabilities for unrecognized tax benefits and $1.4 million of interest.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $3.7 million within the next twelve months. The $3.7 million (which includes interest of $1.2 million) is related to various foreign and state tax laws and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$22,902	$23,426	$33,404	$55,441

Denominator:
Basic shares outstanding	60,550	53,308	60,507	53,268
Dilutive effect of equity-based compensation awards	137	197	151	229
Dilutive shares outstanding	60,687	53,505	60,658	53,497

Basic earnings per share:	$0.38	$0.44	$0.55	$1.04

Diluted earnings per share:	$0.38	$0.44	$0.55	$1.04
For the three and six months ended June 30, 2013, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 171,000 outstanding performance stock awards for which the performance criteria were not attained at that time. For the three and six months ended June 30, 2012, the EPS calculations above include the dilutive effects of all then outstanding options, restricted stock, and performance awards except for 65,000 outstanding performance stock awards for which the performance criteria were not attained at that time.
(14) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income includes translation adjustments of foreign currency financial statements, unrealized gains (losses) on available-for-sale securities and changes in unfunded pension liabilities. The components of other comprehensive (loss) income and related tax effects for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Gross	Tax Effect	Net of Tax	Gross	Tax Effect	Net of Tax
Foreign currency translation	$(35,340)	$—	$(35,340)	$(16,510)	$—	$(16,510)
Unrealized gain (loss) on available-for-sale securities	(188)	22	(166)	(990)	43	(947)
Other comprehensive (loss) income	$(35,528)	$22	$(35,506)	$(17,500)	$43	$(17,457)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
	Gross	Tax Effect	Net of Tax	Gross	Tax Effect	Net of Tax
Foreign currency translation	$(58,652)	$—	$(58,652)	$(1,693)	$—	$(1,693)
Unrealized gain (loss) on available-for-sale securities	(807)	92	(715)	(667)	83	(584)
Other comprehensive (loss) income	$(59,459)	$92	$(59,367)	$(2,360)	$83	$(2,277)

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2013	$50,627	$660	$(1,655)	$49,632
Other comprehensive loss, net of tax	(58,652)	(715)	—	(59,367)
Balance at June 30, 2013	$(8,025)	$(55)	$(1,655)	$(9,735)
There were no reclassifications to net income from accumulated other comprehensive income during the three and six months ended June 30, 2013.
(15) STOCK-BASED COMPENSATION
The following table summarizes the total number and type of awards granted during the three and six months ended June 30, 2013, as well as the related weighted-average grant-date fair values:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	108,642	$54.80	259,992	$55.15
Performance stock awards	112,985	$54.26	112,985	$54.26
Total awards	221,627		372,977
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
At June 30, 2013 and December 31, 2012, the Company had recorded reserves of $42.2 million and $38.6 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2013 and December 31, 2012, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.5 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2013, the $42.2 million of reserves consisted of (i) $34.4 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $7.8 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of June 30, 2013, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2013, were as follows:
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
On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At June 30, 2013 and December 31, 2012, the Company had accrued $13.4 million and $14.2 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Keen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2013 are as follows:
Product Liability Cases - Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 64 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2013, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2013. From December 31, 2012 to June 30, 2013, 19 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, Safety-Kleen did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, in state court in Alabama alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. Safety-Kleen disputes the basis of the claims on numerous grounds, including that Safety-Kleen has contracts with numerous customers authorizing the assessment of such fees and that in cases where no contract exists Safety-Kleen provides customers with a document at the time of service reflecting the assessment of the fee, followed by an invoice itemizing the fee. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers consented to the charges and that the surcharges were voluntarily paid by the customers when presented with an invoice. The lawsuit is still in its initial stages of discovery, with the focus being whether a class will be certified. The class certification-related fact discovery cutoff is September 4, 2013, and a hearing on class certification will be held in early to mid-2014. In late June 2012, a nearly identical lawsuit was filed by the same law firm on behalf of a California-based customer. The lawsuit contends, under various state law theories, that Safety-Kleen impermissibly assessed fuel surcharges and late payment fees, and seeks certification of a class of California customers only. Safety-Kleen will assert the same defenses as in the Alabama litigation. In December 2012, a similar suit was filed by the same law firm on behalf of a Missouri-based customer which contends under various state law theories that Safety-Kleen impermissibly assessed fuel surcharges and seeks certification of a class of Missouri customers only. Safety-Kleen will assert the same defenses as in the Alabama and California cases. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2013, and no reserve has been recorded.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 121 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 121 sites, two involve facilities that are now owned by the Company and 119 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.
The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 119 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, six are currently requiring expenditures on remediation, 13 are now settled, and 16 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) are further described below.
The 119 Superfund sites described above include 69 sites for which the Company had been notified it is a PRP or potential PRP prior to the Company's acquisition of Safety-Kleen on December 28, 2012, and an additional 50 sites at which Safety-Kleen had been notified it is a PRP or potential PRP prior to such acquisition. The total number of Superfund sites at which the Company had at June 30, 2013 potential liability and the total dollar amount of such estimated liability relating to those sites as described above have been increased to reflect the additional potential Superfund liabilities to which the Company became subject as a result of the Safety-Kleen acquisition. One of the third party sites (the Marine Shale site) is further described below.
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
Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company's acquisition of the CSD assets and Clean Harbors was never a customer of Marine Shale. A Safety-Kleen subsidiary was, however, a Marine Shale customer and has been named a PRP. On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. The Company has joined with other parties to form a group (the "Site Group") to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At June 30, 2013 and December 31, 2012, the amount of the Company's reserves relating to the Marine Shale site were $4.6 million and $4.4 million, respectively.
Certain Other Third Party Sites.    At 11 of the 119 third party sites, Clean Harbors has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of those third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreement which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 119 third party sites discussed above. In addition to Wichita, the BR Facility, and Marine Shale, Clean Harbors has 12 sites at which it believes its potential liability could exceed $100,000.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2013 and December 31, 2012, there were five proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes and pre-tax, non-cash acquisition accounting adjustments. Also excluded are loss on early extinguishment of debt, other income (expense) and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.
The operations not managed through the Company’s five reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the five segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s five reportable segments. Corporate Items revenues for the six months ended June 30, 2013 includes a one-time, non-cash reduction of approximately $10.2 million due to the impact of acquisition accounting adjustments on Safety-Kleen's historical deferred revenue balance at December 28, 2012. The revenue amounts of the five reportable segments for the six months ended June 30, 2013 exclude such adjustments to maintain comparability with future operating results and reflect how the Company manages the business.
The following table reconciles third party revenues to direct revenues for the three and six months ended June 30, 2013 and 2012 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments.

	For the Three Months Ended June 30, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$256,262	$139,695	$149,835	$244,495	$69,860	$381	$860,528
Intersegment revenues, net	25,789	(64,574)	48,520	(11,638)	1,903	—	—
Corporate Items, net	1,339	—	—	(27)	(49)	(1,263)	—
Direct revenues	$283,390	$75,121	$198,355	$232,830	$71,714	$(882)	$860,528

	For the Three Months Ended June 30, 2012
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$243,321	$—	$—	$202,618	$76,849	$330	$523,118
Intersegment revenues, net	8,217	—	—	(11,148)	2,931	—	—
Corporate Items, net	648	—	—	(64)	(62)	(522)	—
Direct revenues	$252,186	$—	$—	$191,406	$79,718	$(192)	$523,118

	For the Six Months Ended June 30, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$490,201	$286,626	$302,790	$465,913	$186,556	$(9,395)	$1,722,691
Intersegment revenues, net	50,208	(121,135)	89,925	(24,994)	5,996	—	—
Corporate Items, net	2,191	—	84	111	(200)	(2,186)	—
Direct revenues	$542,600	$165,491	$392,799	$441,030	$192,352	$(11,581)	$1,722,691

	For the Six Months Ended June 30, 2012
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$464,958	$—	$—	$405,397	$223,754	$1,031	$1,095,140
Intersegment revenues, net	17,284	—	—	(22,369)	5,085	—	—
Corporate Items, net	1,140	—	—	(52)	(293)	(795)	—
Direct revenues	$483,382	$—	$—	$382,976	$228,546	$236	$1,095,140

The following table presents information used by management by reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, pre-tax, non-cash acquisition accounting adjustments, and other (income) expense, to its segments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Technical Services	$69,390	$68,521	$129,435	$120,432
Oil Re-refining and Recycling	12,657	—	27,969	—
SK Environmental Services	34,171	—	61,211	—
Industrial and Field Services	54,196	40,558	90,542	74,636
Oil and Gas Field Services	3,967	7,971	31,518	48,167
Corporate Items	(50,791)	(28,349)	(105,857)	(53,586)
Total	$123,590	$88,701	$234,818	$189,649

Reconciliation to Consolidated Statements of Income:
Pre-tax, non-cash acquisition accounting adjustments	$—	$—	$13,559	$—
Accretion of environmental liabilities	2,879	2,505	5,714	4,921
Depreciation and amortization	67,468	38,663	127,474	75,494
Income from operations	53,243	47,533	88,071	109,234
Other (income) expense	(1,655)	75	(2,180)	374
Interest expense, net of interest income	19,585	10,968	39,458	22,240
Income before provision for income taxes	$35,313	$36,490	$50,793	$86,620

The following table presents assets by reportable segment and in the aggregate (in thousands):

	June 30, 2013	December 31, 2012
Property, plant and equipment, net
Technical Services	$393,412	$402,260
Oil Re-refining and Recycling	219,719	224,289
SK Environmental Services	201,639	195,172
Industrial and Field Services	389,097	371,335
Oil and Gas Field Services	240,259	257,985
Corporate Items	110,846	80,722
Total property, plant and equipment, net	$1,554,972	$1,531,763
Intangible assets:
Technical Services
Goodwill	$47,756	$48,157
Permits and other intangibles, net	82,610	85,842
Total Technical Services	130,366	133,999
Oil Re-refining and Recycling
Goodwill	208,543	215,704
Permits and other intangibles, net	218,600	222,182
Total Oil Re-refining and Recycling	427,143	437,886
SK Environmental Services
Goodwill	143,494	148,422
Permits and other intangibles, net	187,400	190,472
Total SK Environmental Services	330,894	338,894
Industrial and Field Services
Goodwill	137,606	141,726
Permits and other intangibles, net	37,587	41,143
Total Industrial and Field Services	175,193	182,869
Oil and Gas Field Services
Goodwill	37,876	39,762
Permits and other intangibles, net	29,225	33,178
Total Oil and Gas Field Services	67,101	72,940
Total	$1,130,697	$1,166,588
The following table presents total assets by reportable segment (in thousands):

	June 30, 2013	December 31, 2012
Technical Services	$697,293	$714,777
Oil Re-refining and Recycling	749,788	797,650
SK Environmental Services	687,374	647,746
Industrial and Field Services	615,332	607,654
Oil and Gas Field Services	314,292	348,771
Corporate Items	768,034	709,208
Total	$3,832,113	$3,825,806

The following table presents total assets by geographical area (in thousands):

	June 30, 2013	December 31, 2012
United States	$2,611,158	$2,564,609
Canada	1,217,786	1,260,421
Other foreign	3,169	776
Total	$3,832,113	$3,825,806
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
Following is the condensed consolidating balance sheet at June 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$214,427	$48,045	$—	$263,478
Intercompany receivables	264,860	2,872	234,576	(502,308)	—
Other current assets	12,144	573,520	256,049	—	841,713
Property, plant and equipment, net	—	903,619	651,353	—	1,554,972
Investments in subsidiaries	2,608,979	920,014	144,953	(3,673,946)	—
Intercompany debt receivable	—	503,110	3,701	(506,811)	—
Other long-term assets	21,685	878,799	271,466	—	1,171,950
Total assets	$2,908,674	$3,996,361	$1,610,143	$(4,683,065)	$3,832,113
Liabilities and Stockholders’ Equity:
Current liabilities	$39,230	$445,011	$119,946	$—	$604,187
Intercompany payables	—	499,376	2,932	(502,308)	—
Closure, post-closure and remedial liabilities, net	—	163,144	32,735	—	195,879
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	153	1,987	—	2,140
Intercompany debt payable	3,701	—	503,110	(506,811)	—
Other long-term liabilities	51,023	123,113	41,051	—	215,187
Total liabilities	1,493,954	1,230,797	701,761	(1,009,119)	2,417,393
Stockholders’ equity	1,414,720	2,765,564	908,382	(3,673,946)	1,414,720
Total liabilities and stockholders’ equity	$2,908,674	$3,996,361	$1,610,143	$(4,683,065)	$3,832,113

Following is the condensed consolidating balance sheet at December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,214	$140,683	$53,939	$—	$229,836
Intercompany receivables	296,023	17,704	116,571	(430,298)	—
Other current assets	38,295	526,354	292,308	—	856,957
Property, plant and equipment, net	—	886,032	645,731	—	1,531,763
Investments in subsidiaries	2,528,699	850,011	144,953	(3,523,663)	—
Intercompany debt receivable	—	508,067	3,701	(511,768)	—
Other long-term assets	21,141	896,991	289,118	—	1,207,250
Total assets	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806
Liabilities and Stockholders’ Equity:
Current liabilities	$32,586	$402,990	$133,476	$—	$569,052
Intercompany payables	—	412,594	17,704	(430,298)	—
Closure, post-closure and remedial liabilities, net	—	161,175	36,172	—	197,347
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	301	2,578	—	2,879
Intercompany debt payable	3,701	—	508,067	(511,768)	—
Other long-term liabilities	51,013	134,393	39,050	—	224,456
Total liabilities	1,487,300	1,111,453	737,047	(942,066)	2,393,734
Stockholders’ equity	1,432,072	2,714,389	809,274	(3,523,663)	1,432,072
Total liabilities and stockholders’ equity	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806

Following is the consolidating statement of income (loss) for the three months ended June 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$497,731	$171,019	$5,122	$673,872
Product revenues	—	89,740	95,465	1,451	186,656
Total revenues	—	587,471	266,484	6,573	860,528
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	341,768	108,713	5,122	455,603
Product cost of revenues	—	73,712	83,560	1,451	158,723
Total cost of revenues	—	415,480	192,273	6,573	614,326
Selling, general and administrative expenses	30	89,884	32,698	—	122,612
Accretion of environmental liabilities	—	2,437	442	—	2,879
Depreciation and amortization	—	44,220	23,248	—	67,468
Income from operations	(30)	35,450	17,823	—	53,243
Other income (expense)	—	2,249	(594)	—	1,655
Interest (expense) income	(19,764)	—	179	—	(19,585)
Equity in earnings of subsidiaries	45,106	14,563	—	(59,669)	—
Intercompany dividend income (expense)	—	—	3,323	(3,323)	—
Intercompany interest income (expense)	—	9,969	(9,969)	—	—
Income before provision for income taxes	25,312	62,231	10,762	(62,992)	35,313
Provision for income taxes	2,410	7,009	2,992	—	12,411
Net income	22,902	55,222	7,770	(62,992)	22,902
Other comprehensive (loss) income	(35,506)	(35,506)	18,685	16,821	(35,506)
Comprehensive (loss) income	$(12,604)	$19,716	$26,455	$(46,171)	$(12,604)

Following is the consolidating statement of income (loss) for the three months ended June 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$294,377	$196,409	$(5,058)	$485,728
Product revenues	—	19,365	18,412	(387)	37,390
Total revenues	—	313,742	214,821	(5,445)	523,118
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	196,868	146,481	(5,058)	338,291
Product cost of revenues	—	13,887	15,832	(387)	29,332
Total cost of revenues	—	210,755	162,313	(5,445)	367,623
Selling, general and administrative expenses	(62)	41,445	25,411	—	66,794
Accretion of environmental liabilities	—	2,184	321	—	2,505
Depreciation and amortization	—	19,154	19,509	—	38,663
Income from operations	62	40,204	7,267	—	47,533
Other (expense) income	—	125	(200)	—	(75)
Interest expense	(10,726)	21	(263)	—	(10,968)
Equity in earnings of subsidiaries	38,461	7,371	—	(45,832)	—
Intercompany dividend income (expense)	—	—	3,389	(3,389)	—
Intercompany interest income (expense)	—	10,259	(10,259)	—	—
Income before provision for income taxes	27,797	57,980	(66)	(49,221)	36,490
Provision for income taxes	4,371	9,920	(1,227)	—	13,064
Net income	23,426	48,060	1,161	(49,221)	23,426
Other comprehensive income (loss)	(17,457)	(17,457)	(7,956)	25,413	(17,457)
Comprehensive income (loss)	$5,969	$30,603	$(6,795)	$(23,808)	$5,969

Following is the consolidating statement of income (loss) for the six months ended June 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$896,966	$452,438	$(2,910)	$1,346,494
Product revenues	—	250,603	126,407	(813)	376,197
Total revenues	—	1,147,569	578,845	(3,723)	1,722,691
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	615,940	310,945	(2,910)	923,975
Product cost of revenues	—	217,353	109,835	(813)	326,375
Total cost of revenues	—	833,293	420,780	(3,723)	1,250,350
Selling, general and administrative expenses	55	185,445	65,582	—	251,082
Accretion of environmental liabilities	—	4,837	877	—	5,714
Depreciation and amortization	—	81,509	45,965	—	127,474
Income from operations	(55)	42,485	45,641	—	88,071
Other income (expense)	—	2,969	(789)	—	2,180
Interest (expense) income	(39,564)	—	106	—	(39,458)
Equity in earnings of subsidiaries	75,327	35,976	—	(111,303)	—
Intercompany dividend income (expense)	—	—	6,968	(6,968)	—
Intercompany interest income (expense)	—	20,307	(20,307)	—	—
Income before provision for income taxes	35,708	101,737	31,619	(118,271)	50,793
Provision for income taxes	2,304	6,535	8,550	—	17,389
Net income	33,404	95,202	23,069	(118,271)	33,404
Other comprehensive (loss) income	(59,367)	(59,367)	30,457	28,910	(59,367)
Comprehensive (loss) income	$(25,963)	$35,835	$53,526	$(89,361)	$(25,963)

Following is the consolidating statement of income (loss) for the six months ended June 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$563,772	$466,223	$(9,956)	$1,020,039
Product revenues	—	41,507	34,327	(733)	75,101
Total revenues	—	605,279	500,550	(10,689)	1,095,140
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	379,598	337,774	(9,956)	707,416
Product cost of revenues	—	32,357	28,898	(733)	60,522
Total cost of revenues	—	411,955	366,672	(10,689)	767,938
Selling, general and administrative expenses	18	86,357	51,178	—	137,553
Accretion of environmental liabilities	—	4,280	641	—	4,921
Depreciation and amortization	—	35,790	39,704	—	75,494
Income from operations	(18)	66,897	42,355	—	109,234
Other (expense) income	—	(325)	(49)	—	(374)
Interest expense	(21,432)	(180)	(628)	—	(22,240)
Equity in earnings of subsidiaries	74,926	33,367	—	(108,293)	—
Intercompany dividend income (expense)	10,010	—	6,915	(16,925)	—
Intercompany interest income (expense)	—	20,604	(20,604)	—	—
Income before provision for income taxes	63,486	120,363	27,989	(125,218)	86,620
Provision for income taxes	8,045	15,642	7,492	—	31,179
Net income	55,441	104,721	20,497	(125,218)	55,441
Other comprehensive income (loss)	(2,277)	(2,277)	(1,672)	3,949	(2,277)
Comprehensive income (loss)	$53,164	$102,444	$18,825	$(121,269)	$53,164

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(36,459)	$84,226	$89,845	$137,612
Cash flows from investing activities:
Additions to property, plant and equipment	—	(62,818)	(78,648)	(141,466)
Proceeds from sales of fixed assets	—	803	1,391	2,194
Acquisitions, net of cash acquired	—	—	—	—
Costs to obtain or renew permits	—	(212)	(1,957)	(2,169)
Net cash from investing activities	—	(62,227)	(79,214)	(141,441)

Cash flows from financing activities:
Change in uncashed checks	—	37,118	3,238	40,356
Proceeds from exercise of stock options	399	—	—	399
Proceeds from employee stock purchase plan	3,391	—	—	3,391
Remittance of shares, net	(169)	—	—	(169)
Excess tax benefit of stock-based compensation	1,326	—	—	1,326
Deferred financing costs paid	(2,446)	—	—	(2,446)
Payments on capital leases	—	(164)	(2,424)	(2,588)
Issuance costs related to 2012 issuance of common stock	(250)			(250)
Dividends (paid) / received	—	(6,989)	6,989	—
Interest (payments) / received	—	21,780	(21,780)	—
Net cash from financing activities	2,251	51,745	(13,977)	40,019
Effect of exchange rate change on cash	—	—	(2,548)	(2,548)
(Decrease) increase in cash and cash equivalents	(34,208)	73,744	(5,894)	33,642
Cash and cash equivalents, beginning of period	35,214	140,683	53,939	229,836
Cash and cash equivalents, end of period	$1,006	$214,427	$48,045	$263,478

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(9,706)	$48,387	$137,093	$175,774
Cash flows from investing activities:
Additions to property, plant and equipment	—	(47,808)	(35,163)	(82,971)
Proceeds from sale of fixed assets	—	3,344	542	3,886
Acquisitions, net of cash acquired	—	(2,276)	(40,763)	(43,039)
Costs to obtain or renew permits	—	(262)	(691)	(953)
Purchase of available for sale securities	—	—	(10,517)	(10,517)
Other		603	4,517	5,120
Net cash from investing activities	—	(46,399)	(82,075)	(128,474)

Cash flows from financing activities:
Change in uncashed checks	—	(4,167)	(5,329)	(9,496)
Proceeds from exercise of stock options	98	—	—	98
Proceeds from employee stock purchase plan	3,130	—	—	3,130
Remittance of shares, net	(1,216)	—	—	(1,216)
Excess tax benefit of stock-based compensation	1,122	—	—	1,122
Deferred financing costs paid	(21)	—	—	(21)
Payments of capital leases	—	(573)	(3,260)	(3,833)
Distribution of cash earned on employee participation plan	(38)	—	—	(38)
Dividends (paid) / received	10,010	(23,622)	13,612	—
Interest (payments) / received	—	36,785	(36,785)	—
Net cash from financing activities	13,085	8,423	(31,762)	(10,254)
Effect of exchange rate change on cash	—	—	(1,011)	(1,011)
Increase in cash and cash equivalents	3,379	10,411	22,245	36,035
Cash and cash equivalents, beginning of period	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of period	$94,960	$138,482	$63,316	$296,758

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

Summary of Operations
 During the three months ended June 30, 2013, our revenues were $860.5 million, compared with $523.1 million during the three months ended June 30, 2012. The 64% increase in revenue was primarily driven by our acquisition of Safety-Kleen in December 2012.
Our Technical Services revenues accounted for 33% of our total revenues for the three months ended June 30, 2013.  The year-over-year increase in revenues of 12% resulted partially from our acquisition of Safety-Kleen contributing to volume into our incineration facilities. The utilization rate at our incinerators was 92.3% for the three months ended June 30, 2013, compared with 90.3% in the comparable period of 2012 despite a three week unplanned shutdown at our Deer Park facility, and our landfill volumes increased by approximately 17% year-over-year as a result of large-scale project work.
Our Oil Re-refining and Recycling revenues accounted for 9% of our total revenues for the three months ended June 30, 2013. During the second quarter, the pricing environment in Group 2 base oil was stable as posted industry prices were unchanged from April 1 to June 30. Revenue were down from the first quarter as a result of lower volumes of blended lubricant sales.
Our SK Environmental Services revenues accounted for 23% of our total revenues for the three months ended June 30, 2013. Revenue increased from the first quarter and we continued to see steady volumes from our small quantity generator business, parts washers and waste oil collection during the second quarter.
Our Industrial and Field Services revenues accounted for 27% of our total revenues for the three months ended June 30, 2013. The year-over-year increase in revenue of 22% was primarily due to growth in the Oil sands region of Canada, increases in our field services business, high occupancy in our fixed lodges and positive contributions from several acquisitions.
Our Oil and Gas Field Services revenues accounted for 8% of our total revenues for the three months ended June 30, 2013. The year-over-year decrease of 10% was primarily due to the lower rig count in Western Canada. We also experienced an early and extended spring break-up period and historic flooding in Western Canada during the second quarter of 2013 which resulted in certain project delays.
Our cost of revenues increased from $367.6 million during the three months ended June 30, 2012 to $614.3 million during the three months ended June 30, 2013.  Our cost of revenues increased primarily due to our acquisition of Safety-Kleen in December 2012.  Our gross profit margin was 28.6% for the three months ended June 30, 2013, compared to 29.7% in the same period last year. The year-over-year decrease in gross margin percentage was primarily due to the acquisition of Safety-Kleen, which carries a lower margin, and the decreased margin in our Oil and Gas Field Services as a result of lower revenue.
During the three months ended June 30, 2013, our effective tax rate was 35.1%, compared with 35.8% for the same period last year. The decrease in the effective tax rate for the three months ended June 30, 2013 was primarily attributable to lower accrued interest and penalties related to unrecognized tax benefits in 2013 as compared to the same period for 2012.
Environmental Liabilities
The net reductions in our estimated environmental liabilities during the three months ended June 30, 2013 were due primarily to expenditures. The benefits over the past few years were primarily due to changes in environmental liability estimates as a result of the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. During the three and six months ended June 30, 2013, there were no significant charges (benefits) resulting from changes in environmental liability estimates.
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

	Percentage of Total Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Services revenues	78.3%	92.9%	78.2%	93.1%
Product revenues	21.7	7.1	21.8	6.9
Total revenues	100.0%	100.0%	100.0%	100.0
Cost of revenues (exclusive of items shown separately below)
Services cost of revenues	52.9	64.7	53.6	64.6
Product cost of revenues	18.5	5.6	19.0	5.5
Total cost of revenues	71.4	70.3	72.6	70.1
Selling, general and administrative expenses	14.2	12.8	14.6	12.6
Accretion of environmental liabilities	0.3	0.5	0.3	0.5
Depreciation and amortization	7.8	7.4	7.4	6.9
Income from operations	6.3	9.0	5.1	9.9
Other income (expense)	0.2	—	0.1	—
Interest expense, net of interest income	(2.3)	(2.1)	(2.3)	(2.0)
Income before provision for income taxes	4.2	6.9	2.9	7.9
Provision for income taxes	1.4	2.5	1.0	2.8
Net income	2.8%	4.4%	1.9%	5.1%
Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
We define Adjusted EBITDA (a measure not defined under generally accepted accounting principles) as net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes and pre-tax, non-cash acquisition accounting adjustments. Also excluded are loss on early extinguishment of debt, other income (expense) and income from discontinued operations, net of tax as these amounts are not considered part of usual business operations.  Our management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles in the United States (“GAAP”). Because Adjusted EBITDA is not calculated identically by all companies, our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$22,902	$23,426	$33,404	$55,441
Accretion of environmental liabilities	2,879	2,505	5,714	4,921
Depreciation and amortization	67,468	38,663	127,474	75,494
Other (income) expense	(1,655)	75	(2,180)	374
Interest expense, net	19,585	10,968	39,458	22,240
Pre-tax, non-cash acquisition accounting adjustments	—	—	13,559	—
Provision for income taxes	12,411	13,064	17,389	31,179
Adjusted EBITDA	$123,590	$88,701	$234,818	$189,649

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Six Months Ended
	June 30,
	2013	2012
Adjusted EBITDA	$234,818	$189,649
Interest expense, net	(39,458)	(22,240)
Provision for income taxes	(17,389)	(31,179)
Allowance for doubtful accounts	3,618	405
Amortization of deferred financing costs and debt discount	1,692	753
Change in environmental liability estimates	(393)	(3,095)
Deferred income taxes	(8)	(510)
Stock-based compensation	3,924	3,616
Excess tax benefit of stock-based compensation	(1,326)	(1,122)
Income tax benefits related to stock option exercises	1,316	1,121
Environmental expenditures	(9,793)	(3,787)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(20,783)	54,117
Inventories	1,128	(1,540)
Other current assets	5,027	17,197
Accounts payable	(33,426)	(16,904)
Other current and long-term liabilities	8,665	(10,707)
Net cash from operating activities	$137,612	$175,774

Segment data
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three and six months ended June 30, 2013 and 2012 (in thousands). We consider the Adjusted EBITDA contribution from each segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the segment Adjusted EBITDA contribution. Prior year amounts presented have been recast to reflect the changes made to our segment presentation in the first quarter of 2013 as described in Note 17, "Segment Reporting." This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" and in particular Note 18, "Segment Reporting," included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1, "Unaudited Financial Statements" and in particular Note 17, "Segment Reporting," in this report.

Three months ended June 30, 2013 versus the three months ended June 30, 2012

	Summary of Operations (in thousands)
	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Third Party Revenues:
Technical Services	$256,262	$243,321	$12,941	5.3%
Oil Re-refining and Recycling	139,695	—	139,695	—
SK Environmental Services	149,835	—	149,835	—
Industrial and Field Services	244,495	202,618	41,877	20.7
Oil and Gas Field Services	69,860	76,849	(6,989)	(9.1)
Corporate Items	381	330	51	15.5
Total	$860,528	$523,118	$337,410	64.5%

Direct Revenues:
Technical Services	$283,390	$252,186	$31,204	12.4%
Oil Re-refining and Recycling	75,121	—	75,121	—
SK Environmental Services	198,355	—	198,355	—
Industrial and Field Services	232,830	191,406	41,424	21.6
Oil and Gas Field Services	71,714	79,718	(8,004)	(10.0)
Corporate Items	(882)	(192)	(690)	359.4
Total	860,528	523,118	337,410	64.5

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	192,072	163,706	28,366	17.3
Oil Re-refining and Recycling	58,138		58,138	—
SK Environmental Services	137,642	—	137,642	—
Industrial and Field Services	163,295	136,341	26,954	19.8
Oil and Gas Field Services	61,202	64,254	(3,052)	(4.7)
Corporate Items	1,977	3,322	(1,345)	(40.5)
Total	614,326	367,623	246,703	67.1

Selling, General & Administrative Expenses:
Technical Services	21,928	19,959	1,969	9.9
Oil Re-refining and Recycling	4,326	—	4,326	—
SK Environmental Services	26,542	—	26,542	—
Industrial and Field Services	15,339	14,507	832	5.7
Oil and Gas Field Services	6,545	7,493	(948)	(12.7)
Corporate Items	47,932	24,835	23,097	93.0
Total	122,612	66,794	55,818	83.6

Adjusted EBITDA:
Technical Services	69,390	68,521	869	1.3
Oil Re-refining and Recycling	12,657	—	12,657	—
SK Environmental Services	34,171	—	34,171	—
Industrial and Field Services	54,196	40,558	13,638	33.6
Oil and Gas Field Services	3,967	7,971	(4,004)	(50.2)
Corporate Items	(50,791)	(28,349)	(22,442)	79.2
Total	$123,590	$88,701	$34,889	39.3%
______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Revenues
Technical Services revenues increased 12.4%, or $31.2 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to strong contributions from our projects business, growth in our TSDF network due to higher drum volumes, an increase in our wastewater treatment volumes and an increase due to the integration of a portion of the Safety-Kleen business into our Technical Services segment. The utilization rate at our incinerators was higher at 92.3% for the three months ended June 30, 2013, compared with 90.3% in the comparable period of 2012, and our landfill volumes increased by approximately 17% year-over-year.
The increases in Oil Re-refining and Recycling and SK Environmental Services revenues for the three months ended June 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services revenues increased 21.6%, or $41.4 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to growth in the Oil sands region of Canada, increases in our field services business, high occupancy in our fixed lodges and positive contributions from several acquisitions.
Oil and Gas Field Services revenues decreased 10.0%, or $8.0 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to the lower rig count in Western Canada. We also experienced an early and extended spring break-up period and historic flooding in Western Canada during the second quarter of 2013 which resulted in certain project delays.
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Cost of Revenues
Technical Services cost of revenues increased 17.3%, or $28.4 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to increases in salary and labor expenses ($9.7 million), materials and supplies ($9.5 million), outside transportation ($6.7 million) and vehicle expense and equipment repair costs ($3.3 million), offset partially by a reduction in materials for reclaim ($9.2 million).  These increases relate partially to the integration of a portion of the Safety-Kleen business into the Technical Services segment.
The increases in Oil Re-refining and Recycling and SK Environmental Services cost of revenues for the three months ended June 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services cost of revenues increased 19.8%, or $27.0 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to increased salary and labor expenses associated with acquisitions during 2012.
Oil and Gas Field Services cost of revenues decreased 4.7%, or $3.1 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to costs related to a reduction in surface rentals activity and decreased seismic activities.
Corporate Items cost of revenues decreased $1.3 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to a reduction in health insurance costs offset partially by increased general insurance costs.
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
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 9.9%, or $2.0 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to changes in environmental liabilities estimates.
The increases in Oil Re-refining and Recycling and SK Environmental Services selling, general and administrative expenses for the three months ended June 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services selling, general and administrative expenses increased 5.7%, or $0.8 million, in the three months ended June 30, 2013 from the comparable period in 2012 primarily due to increased salaries and bonuses.

Oil and Gas Field Services selling, general and administrative expenses decreased 12.7%, or $0.9 million, for the three months ended June 30, 2013, from the comparable period in 2012. The decrease was primarily due to decreased salaries and bonuses.
Corporate Items selling, general and administrative expenses increased 93.0%, or $23.1 million, for the three months ended June 30, 2013, as compared to the same period in 2012 primarily due to our acquisition of Safety-Kleen in December 2012 resulting in increases in compensation costs, computer expenses, travel costs, professional fees and rent expense. We also incurred a year-over-year increase in severance costs of $1.4 million, and an increase in professional fees related to acquisitions of $3.2 million.
Depreciation and Amortization

	For the Three Months Ended
	June 30,
	2013	2012
Depreciation of fixed assets	$54,337	$30,913
Landfill and other amortization	13,131	7,750
Total depreciation and amortization	$67,468	$38,663

Depreciation and amortization increased 74.5%, or $28.8 million, in the second quarter of 2013 compared to the same period in 2012. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.
Interest Expense, Net

	For the Three Months Ended
	June 30,
	2013	2012
Interest expense	$19,740	$11,183
Interest income	(155)	(215)
Interest expense, net	$19,585	$10,968
Interest expense, net increased $8.6 million in the second quarter of 2013 compared to the same period in 2012. The increase in interest expense was primarily due to the issuance of $800.0 million of 5.25% senior unsecured notes in July 2012 and $600.0 million of 5.125% senior unsecured notes in December 2012, which was partially offset by our redemption and repurchase during the third quarter of 2012 of $520.0 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.

Six months ended June 30, 2013 versus the six months ended June 30, 2012

	Summary of Operations (in thousands)
	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change

Third Party Revenues:
Technical Services	$490,201	$464,958	$25,243	5.4%
Oil Re-refining and Recycling	286,626	—	286,626	—
SK Environmental Services	302,790	—	302,790	—
Industrial and Field Services	465,913	405,397	60,516	14.9
Oil and Gas Field Services	186,556	223,754	(37,198)	(16.6)
Corporate Items (1)	(9,395)	1,031	(10,426)	(1,011.3)
Total	$1,722,691	$1,095,140	$627,551	57.3%

Direct Revenues:
Technical Services	$542,600	$483,382	$59,218	12.3%
Oil Re-refining and Recycling	165,491	—	165,491	—
SK Environmental Services	392,799	—	392,799	—
Industrial and Field Services	441,030	382,976	58,054	15.2
Oil and Gas Field Services	192,352	228,546	(36,194)	(15.8)
Corporate Items (1)	(11,581)	236	(11,817)	(5,007.2)
Total	1,722,691	1,095,140	627,551	57.3

Cost of Revenues (exclusive of items shown separately) (2):
Technical Services	370,765	320,118	50,647	15.8
Oil Re-refining and Recycling	126,588	—	126,588	—
SK Environmental Services	276,688	—	276,688	—
Industrial and Field Services	319,124	278,907	40,217	14.4
Oil and Gas Field Services	146,112	163,923	(17,811)	(10.9)
Corporate Items (1)	11,073	4,990	6,083	121.9
Total	1,250,350	767,938	482,412	62.8

Selling, General & Administrative Expenses:
Technical Services	42,400	42,832	(432)	(1.0)
Oil Re-refining and Recycling	10,934	—	10,934	—
SK Environmental Services	54,900	—	54,900	—
Industrial and Field Services	31,364	29,433	1,931	6.6
Oil and Gas Field Services	14,722	16,456	(1,734)	(10.5)
Corporate Items	96,762	48,832	47,930	98.2
Total	251,082	137,553	113,529	82.5

Adjusted EBITDA:
Technical Services	129,435	120,432	9,003	7.5
Oil Re-refining and Recycling	27,969	—	27,969	—
SK Environmental Services	61,211	—	61,211	—
Industrial and Field Services	90,542	74,636	15,906	21.3
Oil and Gas Field Services	31,518	48,167	(16,649)	(34.6)
Corporate Items	(105,857)	(53,586)	(52,271)	97.5
Total	$234,818	$189,649	$45,169	23.8%
_______________________

(1)                     Corporate Items revenues and costs of revenues for the six months ended June 30, 2013 include one-time, non-cash reductions and increases of approximately $10.2 million and $3.4 million, respectively, due to the impact of fair value acquisition accounting adjustments on Safety-Kleen's historical deferred revenue, inventory and deferred cost balances at December 28, 2012.
(2)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
Revenues
Technical Services revenues increased 12.3%, or $59.2 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to strong contributions from our projects business, growth in our TSDF network due to higher drum volumes, an increase in our wastewater treatment volumes and an increase due to the integration of a portion of the Safety-Kleen business into our Technical Services segment. The utilization rate at our incinerators was 90.6% for the six months ended June 30, 2013, compared with 90.0% in the comparable period of 2012, and our landfill volumes increased by approximately 5% year-over-year.
The increases in Oil Re-refining and Recycling and SK Environmental Services revenues for the six months ended June 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services revenues increased 15.2%, or $58.1 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to growth in the Oil sands region of Canada, increases in our field services business, high occupancy in our fixed lodges and positive contributions from several acquisitions.
Oil and Gas Field Services revenues decreased 15.8%, or $36.2 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to the lower rig count in Western Canada that resulted in a reduction in surface rental activity, decreased seismic activities and a decline in the energy services business. We also experienced an early and extended spring break-up period and historic flooding in Western Canada during the second quarter of 2013 which resulted in certain project delays.
Corporate Items revenues decreased $11.8 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to inclusion of the impact of the fair value acquisition accounting adjustment on Safety-Kleen's historical deferred revenue balance at December 28, 2012 ($10.2 million).
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Cost of Revenues
Technical Services cost of revenues increased 15.8%, or $50.6 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to increases in salary and labor expenses ($19.4 million), materials and supplies ($16.7 million), outside transportation ($10.7 million), outside disposal and rail costs ($5.8 million), subcontractor and temporary fees ($3.8 million), vehicle expenses and equipment repair costs ($4.0 million), and utilities costs ($3.2 million), offset partially by a reduction in materials for reclaim ($19.2 million).  These increases relate partially to the integration of a portion of the Safety-Kleen business into the Technical Services segment.
The increases in Oil Re-refining and Recycling and SK Environmental Services cost of revenues for the six months ended June 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services cost of revenues increased 14.4%, or $40.2 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to increased salary and labor expenses associated with acquisitions during 2012.
Oil and Gas Field Services cost of revenues decreased 10.9%, or $17.8 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to costs related to a reduction in surface rentals activity, decreased seismic activities and a reduction in the energy services business.
Corporate Items cost of revenues increased $6.1 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to the impact of the acquisition accounting adjustments on Safety-Kleen's historical inventory and deferred cost balances at December 28, 2012 ($3.4 million) as well as increases in compensation costs and general insurance costs offset partially by a reduction in health insurance costs.
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
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses decreased 1.0%, or $0.4 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to decreased incentive compensation.
The increases in Oil Re-refining and Recycling and SK Environmental Services selling, general and administrative expenses for the six months ended June 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services selling, general and administrative expenses increased 6.6%, or $1.9 million, in the six months ended June 30, 2013 from the comparable period in 2012 primarily due to increased salaries and bonuses.
Oil and Gas Field Services selling, general and administrative expenses decreased 10.5%, or $1.7 million, for the six months ended June 30, 2013, from the comparable period in 2012. The decrease was primarily due to decreases in salaries and bonuses.
Corporate Items selling, general and administrative expenses increased 98.2%, or $47.9 million, for the six months ended June 30, 2013, as compared to the same period in 2012 primarily due to our acquisition of Safety-Kleen in December 2012 resulting in increases in compensation costs, computer expenses, travel costs, professional fees and rent expense. We also incurred a year-over-year increase in severance costs of $3.9 million and an increase in professional fees related to acquisitions of $5.3 million.
Depreciation and Amortization

	For the Six Months Ended
	June 30,
	2013	2012
Depreciation of fixed assets	$102,905	$60,711
Landfill and other amortization	24,569	14,783
Total depreciation and amortization	$127,474	$75,494

Depreciation and amortization increased 68.9%, or $52.0 million, in the first six months of 2013 compared to the same period in 2012. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.
Interest Expense, Net

	For the Six Months Ended
	June 30,
	2013	2012
Interest expense	$39,724	$22,642
Interest income	(266)	(402)
Interest expense, net	$39,458	$22,240
Interest expense, net increased $17.2 million in the first six months of 2013 compared to the same period in 2012. The increase in interest expense was primarily due to the issuance of $800.0 million of 5.25% senior unsecured notes in July 2012 and $600.0 million of 5.125% senior unsecured notes in December 2012, which was partially offset by our redemption and repurchase during the third quarter of 2012 of $520.0 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.
Income Taxes
Our effective tax rate for the three and six months ended June 30, 2013 was 35.1% and 34.2%, respectively, compared to 35.8% and 36.0% for the same periods in 2012. The decrease in the effective tax rate for the three and six months ended June 30, 2013 was primarily attributable to lower accrued interest and penalties related to unrecognized tax benefits in 2013 as compared to the same period for 2012.

Income tax expense for the three months ended June 30, 2013 decreased $0.7 million to $12.4 million from $13.1 million for the comparable period in 2012. Income tax expense for the six months ended June 30, 2013 decreased $13.8 million to $17.4 million from $31.2 million for the comparable period in 2012. The decreased tax expense for the three and six months ended June 30, 2013 was primarily attributable to lower income before taxes.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2013 and December 31, 2012, we had a remaining valuation allowance of $25.6 million. The allowance as of June 30, 2013 and December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $6.6 million of foreign net operating loss carryforwards.
Our accounting policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits and related reserves as of June 30, 2013 and December 31, 2012, included accrued interest of $1.5 million and $1.4 million, respectively.  Tax expense for each of the three and six months ended June 30, 2013 included interest of $0.1 million. Tax expense for each of the three and six months ended June 30, 2012 included interest of $0.7 million and $1.4 million, respectively.
Liquidity and Capital Resources
Cash and Cash Equivalents
During the six months ended June 30, 2013, cash and cash equivalents increased $33.6 million.
We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.
At June 30, 2013, cash and cash equivalents totaled $263.5 million, compared to $229.8 million at December 31, 2012. At June 30, 2013, cash and cash equivalents held by foreign subsidiaries totaled $48.0 million and were readily convertible into other foreign currencies including U.S. dollars. At June 30, 2013, the cash and cash equivalent balances for our U.S. operations were $215.4 million. Our U.S. operations had net operating cash from operations of $47.8 million for the six months ended June 30, 2013. Additionally, we have available a $400.0 million revolving credit facility of which $262.5 million was available to borrow at June 30, 2013. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We had accrued environmental liabilities as of June 30, 2013 of approximately $218.3 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008, and the remaining Safety-Kleen facilities acquired as part of our acquisition of Safety-Kleen in 2012. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.
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
Cash Flows for the six months ended June 30, 2013
Cash from operating activities in the first six months of 2013 was $137.6 million, a decrease of 21.7%, or $38.2 million, compared with cash from operating activities in the first six months of 2012. The change was primarily the result of a higher investment in net working capital offset partially by and increase in depreciation expense.

Cash used for investing activities in the first six months of 2013 was $141.4 million, an increase of 10.1%, or $13.0 million, compared with cash used for investing activities in the first six months of 2012.  The change was due primarily from an increase in capital expenditures of $58.5 million.
Cash from financing activities in the first six months of 2013 was $40.0 million, compared with cash used for financing activities of $10.3 million in the first six months of 2012. The improvement was primarily the result of an increase in uncashed checks.
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
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at June 30, 2013, and our amended $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2012.
 As of June 30, 2013, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Liquidity Impacts of Uncertain Tax Positions
As discussed in Note 12, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of June 30, 2013, $3.9 million of unrecognized tax benefits and related reserves and $1.5 million of potential interest. These liabilities are classified as “deferred taxes, unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.
Auction Rate Securities
As of June 30, 2013, our long-term investments included $4.4 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.
We believe we have sufficient liquidity to fund operations and do not plan to sell our auction rate securities in the foreseeable future at an amount below the original purchase value.  In the unlikely event that we need to access the funds that are in an illiquid state, we may not be able to do so without a possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer, or they mature. If we were unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. These securities are currently reflected at their fair value utilizing a discounted cash flow analysis or significant other observable inputs. As of June 30, 2013, we have recorded an unrealized pre-tax loss of $0.3 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at June 30, 2013 (in thousands):

	Six Months Remaining
Scheduled Maturity Dates	2013	2014	2015	2016	2017	Thereafter	Total
Senior unsecured notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000
Senior unsecured notes due 2021	—	—	—	—	—	600,000	600,000
Capital lease obligations	2,401	2,315	347	—	—	—	5,063
	$2,401	$2,315	$347	$—	$—	$1,400,000	$1,405,063
Weighted average interest rate on fixed rate borrowings	5.2%	5.2%	5.2%	5.2%	5.2%	5.2%

In addition to the fixed rate borrowings described in the above table, we had at June 30, 2013 variable rate instruments that included a revolving credit facility (as amended and restated on January 17, 2013) with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Commencing in 2013, we began remitting interest payments in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and began remitting interest payments in the amount of $15.4 million each related to the $600.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2013, the Canadian subsidiaries transacted approximately 6.8% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $1.2 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.1 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.
At June 30, 2013, $4.4 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.
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

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
Item 1A—Risk Factors
During the three months ended June 30, 2013, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Item 6—Exhibits

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	August 7, 2013

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	August 7, 2013