Form 10-Q
period 2013-09-30
CLEAN HARBORS INC
filed 2013-11-07
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	60,659,766
(Class)	(Outstanding as of Nov 1, 2013)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$248,635	$229,836
Marketable securities	11,787	11,778
Accounts receivable, net of allowances aggregating $17,824 and $11,125, respectively	603,054	541,423
Unbilled accounts receivable	42,122	27,072
Deferred costs	17,097	6,888
Prepaid expenses and other current assets	41,880	75,778
Inventories and supplies	155,301	171,441
Deferred tax assets	21,898	22,577
Total current assets	1,141,774	1,086,793
Property, plant and equipment, net	1,615,427	1,531,763
Other assets:
Long-term investments	4,352	4,354
Deferred financing costs	21,565	21,657
Goodwill	590,152	593,771
Permits and other intangibles, net	567,776	572,817
Other	15,806	14,651
Total other assets	1,199,651	1,207,250
Total assets	$3,956,852	$3,825,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,973	$5,092
Accounts payable	321,097	256,468
Deferred revenue	61,912	50,942
Accrued expenses	256,813	232,429
Current portion of closure, post-closure and remedial liabilities	27,737	24,121
Total current liabilities	669,532	569,052
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,512 and $8,791, respectively	39,982	45,457
Remedial liabilities, less current portion of $20,225 and $15,330, respectively	151,866	151,890
Long-term obligations	1,400,000	1,400,000
Capital lease obligations, less current portion	1,669	2,879
Deferred taxes, unrecognized tax benefits and other long-term liabilities	217,683	224,456
Total other liabilities	1,811,200	1,824,682
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 60,612,702 and 60,385,453 shares, respectively	606	604
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	893,822	880,979
Accumulated other comprehensive income	12,070	49,632
Accumulated earnings	570,091	501,326
Total stockholders’ equity	1,476,120	1,432,072
Total liabilities and stockholders’ equity	$3,956,852	$3,825,806
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$702,033	$503,728	$2,048,527	$1,523,767
Product revenues	205,502	30,078	581,699	105,179
Total revenues	907,535	533,806	2,630,226	1,628,946

Cost of revenues (exclusive of items shown separately below)
Service revenues	478,434	348,758	1,402,409	1,056,174
Product revenues	168,685	24,182	495,060	84,704
Total cost of revenues	647,119	372,940	1,897,469	1,140,878

Selling, general and administrative expenses	114,464	60,339	365,546	197,892
Accretion of environmental liabilities	2,914	2,488	8,628	7,409
Depreciation and amortization	69,430	41,300	196,904	116,794
Income from operations	73,608	56,739	161,679	165,973
Other (expense) income	(150)	(91)	2,030	(465)
Loss on early extinguishment of debt	—	(26,385)	—	(26,385)
Interest expense, net of interest income of $96 and $362 for the quarter and year-to-date ended 2013 and $221 and $623 for the quarter and year-to-date ended 2012, respectively	(19,326)	(11,596)	(58,784)	(33,836)
Income before provision for income taxes	54,132	18,667	104,925	105,287
Provision for income taxes	18,771	6,308	36,160	37,487
Net income	$35,361	$12,359	$68,765	$67,800

Earnings per share:
Basic	$0.58	$0.23	$1.14	$1.27
Diluted	$0.58	$0.23	$1.13	$1.27

Weighted average common shares outstanding - basic	60,610	53,374	60,542	53,303
Weighted average common shares outstanding - diluted	60,760	53,565	60,692	53,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$35,361	$12,359	$68,765	$67,800
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities (net of taxes of $153 and $61 for the quarter and year-to-date 2013 and $146 and $63 for the quarter and year-to date 2012, respectively)	1,074	894	359	310
Foreign currency translation adjustments	20,731	29,086	(37,921)	27,393
Other comprehensive income (loss)	21,805	29,980	(37,562)	27,703
Comprehensive income	$57,166	$42,339	$31,203	$95,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$68,765	$67,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	196,904	116,794
Pre-tax, non-cash acquisition accounting adjustments	13,559	—
Allowance for doubtful accounts	5,281	809
Amortization of deferred financing costs and debt discount	2,539	1,173
Accretion of environmental liabilities	8,628	7,409
Changes in environmental liability estimates	(2,417)	(3,553)
Deferred income taxes	272	(494)
Stock-based compensation	6,389	5,235
Excess tax benefit of stock-based compensation	(1,589)	(1,786)
Income tax benefit related to stock option exercises	1,579	1,776
Other expense (income)	(2,030)	465
Write-off of deferred financing costs and debt premium	—	5,341
Environmental expenditures	(15,928)	(7,833)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(72,377)	59,881
Inventories and supplies	1,710	(7,692)
Other current assets	11,860	12,822
Accounts payable	37,257	(18,969)
Other current and long-term liabilities	19,712	(6,486)
Net cash from operating activities	280,114	232,692
Cash flows from investing activities:
Additions to property, plant and equipment	(207,641)	(130,326)
Proceeds from sales of fixed assets	3,700	4,190
Acquisitions, net of cash acquired	(59,458)	(92,475)
Additions to intangible assets, including costs to obtain or renew permits	(4,357)	(2,409)
Purchase of marketable securities	—	(10,517)
Other	(11)	5,120
Net cash used in investing activities	(267,767)	(226,417)
Cash flows from financing activities:
Change in uncashed checks	9,754	(13,955)
Proceeds from exercise of stock options	399	231
Remittance of shares, net	(599)	(1,604)
Proceeds from employee stock purchase plan	5,327	4,627
Deferred financing costs paid	(2,446)	(9,638)
Payments on capital leases	(4,096)	(5,303)
Principal payment on debt	—	(520,000)
Issuance of senior unsecured notes, including premium	—	800,000
Issuance costs related to 2012 issuance of common stock	(250)	—
Distribution of cash earned on employee participation plan	—	(55)
Excess tax benefit of stock-based compensation	1,589	1,786
Net cash from financing activities	9,678	256,089
Effect of exchange rate change on cash	(3,226)	527
Increase in cash and cash equivalents	18,799	262,891
Cash and cash equivalents, beginning of period	229,836	260,723
Cash and cash equivalents, end of period	$248,635	$523,614

Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$58,084	$41,176
Income taxes paid	8,386	5,578
Non-cash investing and financing activities:
Property, plant and equipment accrued	39,804	31,978
Transfer of inventory to property, plant and equipment	11,369	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Income
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2013	60,385	$604	$(469)	$880,979	$49,632	$501,326	$1,432,072
Net income	—	—	—	—	—	68,765	68,765
Other comprehensive loss	—	—	—	—	(37,562)	—	(37,562)
Stock-based compensation	57	—	—	6,389	—	—	6,389
Issuance of restricted shares, net of shares remitted	(14)	—	—	(599)	—	—	(599)
Issuance costs related to 2012 issuance of common stock	—	—	—	(250)	—	—	(250)
Exercise of stock options	61	2	—	397	—	—	399
Net tax benefit on exercise of stock-based awards	—	—	—	1,579	—	—	1,579
Employee stock purchase plan	123	—	—	5,327	—	—	5,327
Balance at September 30, 2013	60,612	$606	$(469)	$893,822	$12,070	$570,091	$1,476,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the first quarter of 2013, the Company adjusted its operating segments to integrate the business activities of Safety-Kleen, Inc. and its subsidiaries (collectively, “Safety-Kleen”) acquired in December 2012, and to incorporate other changes made in 2013 to the manner in which the Company manages its business, makes operating decisions and assesses its performance. Under the new structure, the Company's operations are managed in five reportable segments: Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services, and Oil and Gas Field Services. The prior year segment information has been recast to conform to the current year presentation. See Note 17, “Segment Reporting.”
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen. There have been no changes in these policies or their application, other than as described below related to certain policies applicable to Safety-Kleen. See Note 3, “Business Combinations.” No revenue, expense, income or loss of Safety-Kleen was included in the Company's consolidated statements of income for the year ended December 31, 2012 due to the immateriality of Safety-Kleen's operating results subsequent to December 28, 2012.
Safety-Kleen's operating results are included in the Company's unaudited consolidated statements of income for the three and nine months ended September 30, 2013, and reflect the application of certain significant accounting policies as described below:
Revenue Recognition and Deferred Revenue
S-K Environmental Services revenue is generated from providing parts cleaning services, containerized waste services, oil collection services and other complementary products and services.
Parts cleaning services generally consist of placing a specially designed parts washer at a customer's premises and then, on a recurring basis, delivering clean solvent or aqueous-based washing fluid, cleaning and servicing the parts washer and removing the used solvent or aqueous fluid. The Company also services customer-owned parts washers. Revenue from parts cleaning services is recognized over the service interval. Service intervals represent the actual amount of time between service visits to a particular parts cleaning customer. Average service intervals vary from seven to 14 weeks depending on several factors, such as customer accommodation, types of machines serviced and frequency of use.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance is effective for the Company on January 1, 2014. Management does not expect the adoption of this standard to have a significant impact on the Company's consolidated balance sheets.
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
Reclassifications
The Company's revenues and cost of revenues in the consolidated statements of income for the three and nine months ended September 30, 2012 and the changes in assets and liabilities, net of acquisitions in the consolidated statements of cash flows for the nine months ended September 30, 2012 have been reclassified to conform to the current year presentation.
(3) BUSINESS COMBINATIONS
Evergreen Oil, Inc.
On September 13, 2013, Safety-Kleen, Inc. acquired 100% of the outstanding common shares of Evergreen Oil, Inc. (“Evergreen”) for approximately $57.0 million. The purchase price consisted of an all-cash purchase price of $60.5 million, less a $3.5 million adjustment for the amount by which the estimated net working capital (as defined in the stock purchase agreement) of Evergreen on the closing date was less than $1.0 million. The purchase price is subject to adjustment upon finalization of Evergreen’s net working capital balance as of the closing date. Goodwill of $2.8 million and $0.4 million has been recorded on a preliminary basis in the Oil Re-refining and Recycling and SK Environmental Services segments, respectively, and will not be deductible for tax purposes. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil and is currently the second-largest collector of used oil in California. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services.
The Company believes Evergreen is a good strategic fit, enabling Clean Harbors to further (i) penetrate the small quantity waste generator market, (ii) expand its oil re-refining, oil recycling and waste treatment capabilities, (iii) increase the waste volumes into its existing waste disposal treatment network, (v) enhance its commitment to sustainability, (vi) leverage the combined sales forces to maximize cross-selling opportunities, and (viii) leverage operating efficiencies through the combined company.
Safety-Kleen, Inc.
On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen for approximately $1.3 billion. The purchase price consisted of an all-cash purchase price of $1.25 billion, plus a $13.3 million adjustment for the amount by which the net working capital (excluding cash) of Safety-Kleen on the closing date exceeded $50.0 million. The Company incurred acquisition-related costs of approximately $0.9 million and $2.2 million in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of income for the three and nine months ended September 30, 2013, respectively. The Company financed the purchase through a combination of approximately $300.0 million of existing cash, $369.3 million in net proceeds from the Company's public offering of 6.9 million shares of Clean Harbors common stock, and approximately $589.0 million in net proceeds from the Company's private debt offering of $600.0 million of 5.125% senior unsecured notes due 2021. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in North America and a leading provider of parts cleaning and environmental services to commercial, industrial and automotive customers. In conjunction with the transaction, Safety-Kleen, Inc. and its subsidiaries became wholly-owned subsidiaries of Clean Harbors.
The fair value of all the acquired identifiable assets and liabilities summarized below is provisional pending finalization of the Company's acquisition accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. As the measurement period adjustments are not material to the consolidated balance sheets as of December 31, 2012 nor are they material to the amounts reported in the consolidated statements of income and consolidated statement of cash flows for the three and nine months ended September 30, 2013, the adjustments have been recorded on a prospective basis. Final determination of the fair value may result in further adjustments to the values presented below. The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands).

	Preliminary Allocations	Year-to-Date Measurement Period Adjustments	Current Estimate of Allocations
Inventories and supplies	$102,339	$5,037	$107,376
Other current assets (i)	152,245	319	152,564
Property, plant and equipment	514,712	779	515,491
Permits and other intangibles	421,400	4,577	425,977
Other assets	4,985	(1,111)	3,874
Current liabilities	(192,652)	(5,081)	(197,733)
Closure and post-closure liabilities, less current portion	(15,774)	8,221	(7,553)
Remedial liabilities, less current portion	(38,370)	(10,577)	(48,947)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(128,375)	7,178	(121,197)
Total identifiable net assets	820,510	9,342	829,852
Goodwill (ii)	436,749	(3,317)	433,432
Total	$1,257,259	$6,025	$1,263,284
_______________________

(i)	The fair value of the assets acquired includes customer receivables with a preliminary aggregate fair value of $133.7 million. Combined gross amounts due were $143.7 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $214.1 million, $147.3 million, $69.9 million, and $2.1 million has been recorded on a preliminary basis in the Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services and Technical Services segments, respectively. None of the goodwill related to this acquisition will be deductible for tax purposes.

The Company has determined that the separate disclosure of Safety-Kleen's revenues and earnings is impracticable for the three and nine months ended September 30, 2013 due to the integration of Safety-Kleen's operations into the Company upon acquisition.

The following unaudited pro forma combined summary financial information presented below gives effect to the following transactions as if they had occurred as of January 1, 2011, and assumes that there were no material, non-recurring pro forma adjustments directly attributable to: (i) the acquisition of Safety-Kleen, (ii) the sale of 6.9 million shares of the Company's common stock, (iii) the issuance of $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021, and (iv) the payment of related fees and expenses (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2012
Pro forma combined revenues	$851,376	$2,691,025
Pro forma combined net income	$13,480	$90,546
This pro forma financial information is not necessarily indicative of the Company's consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company's consolidated results for any future period.
Other 2012 Acquisitions
The Company acquired (i) during the second quarter of 2012, all of the outstanding stock of a privately owned Canadian company which provides workforce accommodations, camp catering and fresh food services; (ii) during the third quarter of 2012, certain assets of a privately owned U.S. company that is engaged in the business of materials handling services that includes a variety of support equipment to provide customers with a sole source for any dredging and dewatering project; and (iii) during the fourth quarter of 2012, the shares and assets of certain subsidiaries of a privately owned company that is engaged in the business of providing catalyst loading and unloading services in the United States and Canada. The combined purchase price for these acquisitions was approximately $108.9 million, including the assumption and payment of debt of $7.7 million and post-closing adjustments of $2.1 million based upon finalization of the working capital balances as of the closing date. Management has determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.
As of September 30, 2013, the Company had finalized the acquisition accounting of the identified acquired assets and liabilities for the other 2012 acquisitions, the impact of which was not material to the financial statements. The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed (in thousands).

	Preliminary Allocations	Year-to-Date Measurement Period Adjustments	Final Allocations
Current assets (i)	$20,270	$117	$20,387
Property, plant and equipment	51,901	(8)	51,893
Customer relationships and other intangibles	21,770	(1)	21,769
Other assets	53	4	57
Current liabilities	(5,277)	(22)	(5,299)
Other liabilities	(5,133)	(79)	(5,212)
Total identifiable net assets	83,584	11	83,595
Goodwill (ii)	23,956	1,308	25,264
Total	$107,540	$1,319	$108,859
______________________

(i)	The fair value of the financial assets acquired included customer receivables with an aggregate fair value of $13.2 million. Combined gross amounts due were $13.5 million.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2012
Pro forma combined revenues	$545,393	$1,698,246
Pro forma combined net income	$11,982	$72,351
Acquisition-related costs of $0.2 million for the other 2012 acquisitions were included in selling, general and administrative expenses in the Company's consolidated statements of income for the nine months ended September 30, 2013.
(4) FAIR VALUE MEASUREMENTS
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables, trade payables, auction rate securities, derivative financial instruments and long-term debt. The estimated fair value of cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments and are deemed to be Level 2 in the fair value hierarchy. The fair value of the Company’s unsecured senior notes (due 2020 and 2021) at September 30, 2013 were $780.9 million and $573.1 million, respectively, and at December 31, 2012 were $816.0 million and $623.5 million, respectively, based on quoted market prices or available market data. The senior unsecured notes fair value is Level 2 in the fair value hierarchy.
The Company's assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 were as follows (in thousands):

September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Assets:
Auction rate securities (i)	$—	$—	$4,352	$4,352
Derivative instruments (ii)	$—	$60	$—	$60
Marketable securities (iii)	$11,787	$—	$—	$11,787
Liabilities:
Derivative instruments (ii)	$—	$239	$—	$239

December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Auction rate securities (i)	$—	$—	$4,354	$4,354
Derivative instruments (ii)	$—	$165	$—	$165
Marketable securities (iii)	$11,778	$—	$—	$11,778
Liabilities:
Derivative instruments (ii)	$—	$1,242	$—	$1,242
________________________________________________

(i)
The auction rate securities are classified as available-for-sale and the fair value of these securities was estimated utilizing a probability discounted cash flow analysis. As of September 30, 2013, all of the Company's auction rate securities continue to have AAA underlying ratings. The Company attributes the $0.3 million decline in the fair value of the securities from the original cost basis to external liquidity issues rather than credit issues. The

Company assessed the decline in value to be temporary because it does not intend to sell and it is more likely than not that the Company will not have to sell the securities before their maturity. During the nine months ended September 30, 2013 and 2012, the Company recorded an unrealized pre-tax loss of less than $0.1 million and a pre-tax gain of $0.1 million, respectively, on its auction rate securities.

(ii)	The fair value of derivatives is recorded based on the present value of cash flows using a crude oil forward rate curve.

(iii)	The fair value of marketable securities is recorded based on quoted market prices and changes in fair value were included in other comprehensive income.
The following table presents the changes in the Company’s auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$4,352	$4,326	$4,354	$4,245
Unrealized (loss) gain included in other comprehensive income	—	—	(2)	81
Balance at September 30,	$4,352	$4,326	$4,352	$4,326
Derivative Financial Instruments
The Company acquired several commodity derivatives with the Safety-Kleen acquisition on December 28, 2012. The Company uses commodity derivatives to manage against significant fluctuations in oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. All commodity derivatives are comprised of cashless collar contracts related to crude oil prices, pursuant to which the Company sells a call to a bank and then purchases a put from the same bank. The derivative instruments are not designated as hedges and expire in 2013 and 2014. The following table presents the fair value for those assets and liabilities measured at fair value as of September 30, 2013 (fair value amounts in thousands):

Financial Institution	Trade Date	Start Date	End Date	Barrels of oil per Month	Commodity	Floor	Cap	Upfront Costs	Fair Value as of September 30, 2013
Bank of America	2/7/2013	4/1/2014	4/30/2014	148,810	Brent	$75.00	$134.70	—	$24
Bank of America	4/2/2013	6/1/2014	6/30/2014	148,810	Brent	75.00	130.00	—	21
Bank of America	9/11/2013	11/1/2014	11/28/2014	148,810	Brent	75.00	124.00	—	15
Total derivative instrument asset									$60

JP Morgan	9/11/2012	11/1/2013	11/30/2013	148,810	Brent	$75.00	$137.50	—	$3
JP Morgan	12/7/2012	2/1/2014	2/28/2014	148,810	Brent	75.00	124.70	—	33
JP Morgan	3/7/2013	5/1/2014	5/31/2014	148,810	Brent	75.00	125.75	—	10
JP Morgan	5/6/2013	7/1/2014	7/31/2014	148,810	Brent	75.00	122.00	—	37
JP Morgan	7/8/2013	9/1/2014	9/30/2014	148,810	Brent	75.00	120.75	—	39
Bank of America	8/3/2012	10/1/2013	10/31/2013	148,810	Brent	75.00	130.00	—	—
Bank of America	10/4/2012	12/1/2013	12/31/2013	148,810	Brent	75.00	127.50	—	14
Bank of America	11/9/2012	1/1/2014	1/31/2014	148,810	Brent	75.00	130.00	—	13
Bank of America	1/8/2013	3/1/2014	3/31/2014	148,810	Brent	75.00	129.00	—	10
Bank of America	6/10/2013	8/1/2014	8/29/2014	148,810	Brent	75.00	120.65	—	66
Bank of America	8/13/2013	10/1/2014	10/31/2014	148,810	Brent	75.00	122.60	—	14
Total derivative instrument liability									$239

Total derivative instrument asset and total derivative instrument liability as noted in the table above are included in the consolidated balance sheets as a component of prepaid expenses and other current assets and accrued expenses, respectively.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Oil and oil products	$63,450	$77,735
Supplies and drums	61,888	63,540
Solvent and solutions	11,508	9,398
Other	18,455	20,768
Total inventories and supplies	$155,301	$171,441
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Land	$100,133	$106,037
Asset retirement costs (non-landfill)	10,748	10,450
Landfill assets	93,104	77,952
Buildings and improvements	324,646	329,617
Camp equipment	135,377	135,827
Vehicles	419,581	385,172
Equipment	1,164,838	1,061,090
Furniture and fixtures	5,244	6,757
Construction in progress	129,385	31,780
	2,383,056	2,144,682
Less - accumulated depreciation and amortization	767,629	612,919
Total property, plant and equipment, net	$1,615,427	$1,531,763
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the nine months ended September 30, 2013 were as follows (in thousands):

2013
Balance at January 1, 2013	$593,771
Acquired from acquisitions	3,179
Decrease from adjustments during the measurement period related to acquisitions	(2,009)
Foreign currency translation	(4,789)
Balance at September 30, 2013	$590,152
The goodwill related to the acquisition of Safety-Kleen in 2012 and Evergreen in 2013 includes estimates that are subject to change based upon final fair value determinations.
The Company assesses goodwill for impairment at least on an annual basis as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.

Below is a summary of amortizable other intangible assets (in thousands):

	September 30, 2013				December 31, 2012
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$157,578	$49,818	$107,760	18.8	$148,661	$46,282	$102,379	21.8
Customer and supplier relationships	377,334	46,372	330,962	12.5	372,751	27,739	345,012	13.2
Other intangible assets	28,097	14,548	13,549	3.5	22,027	12,121	9,906	3.6
Total amortizable permits and other intangible assets	563,009	110,738	452,271	12.5	543,439	86,142	457,297	13.6
Trademarks and trade names	115,505	—	115,505	Indefinite	115,520	—	115,520	Indefinite
Total permits and other intangible assets	$678,514	$110,738	$567,776		$658,959	$86,142	$572,817
Below is the expected future amortization of the net carrying amount of finite lived intangible assets at September 30, 2013 (in thousands):

Years Ending December 31,	Expected Amortization
2013 (three months)	$10,816
2014	42,308
2015	40,704
2016	39,210
2017	36,528
Thereafter	282,705
$452,271
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Insurance	$54,105	$48,243
Interest	17,900	20,061
Accrued disposal costs	1,498	1,835
Accrued compensation and benefits	71,030	70,250
Income, real estate, sales and other taxes	54,403	35,640
Other	57,877	56,400
Total accrued expenses	$256,813	$232,429

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the nine months ended September 30, 2013 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2013	$26,658	$27,590	$54,248
Liabilities assumed in acquisitions	—	659	659
Adjustments during the measurement period related to acquisitions	—	(10,201)	(10,201)
New asset retirement obligations	3,321	—	3,321
Accretion	2,255	1,281	3,536
Changes in estimates recorded to statement of income	(398)	99	(299)
Changes in estimates recorded to balance sheet	299	—	299
Expenditures	(3,527)	(310)	(3,837)
Currency translation and other	(152)	(80)	(232)
Balance at September 30, 2013	$28,456	$19,038	$47,494
All of the landfill facilities included in the above were active as of September 30, 2013. New asset retirement obligations incurred during the first nine months of 2013 were discounted at the credit-adjusted risk-free rate of 6.60%. There were no significant charges (benefits) in 2013 resulting from changes in estimates for closure and post-closure liabilities.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the nine months ended September 30, 2013 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2013	$5,829	$71,079	$90,312	$167,220
Liabilities assumed in acquisitions	—	—	2,384	$2,384
Adjustments during the measurement period related to acquisitions	—	8,855	3,726	12,581
Accretion	210	2,505	2,377	5,092
Changes in estimates recorded to statement of income	(62)	(2,341)	285	(2,118)
Expenditures	(67)	(6,307)	(5,717)	(12,091)
Currency translation and other	(108)	(54)	(815)	(977)
Balance at September 30, 2013	$5,802	$73,737	$92,552	$172,091
The benefit resulting from changes in remedial liability estimates for inactive sites was primarily due to reevaluating and removing certain compensation costs related to one site as a result of recently receiving site closure approval.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2013	December 31, 2012
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	600,000	600,000
Revolving credit facility, due January 17, 2018	—	—
Long-term obligations	$1,400,000	$1,400,000

On January 17, 2013, the Company increased its revolving credit facility to provide for maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). At September 30, 2013, the revolving credit facility had no outstanding loans, $262.3 million available to borrow and $137.7 million of letters of credit outstanding.
The financing arrangements and principal terms of the Company's $800.0 million principal amount of 5.25% senior unsecured notes due 2020 ("2020 Notes") and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") which were outstanding at September 30, 2013, and the Company's amended $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(12) INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 34.7% and 34.5%, respectively, compared to 33.8% and 35.6% for the same periods in 2012.
As of September 30, 2013, the Company had recorded $3.9 million of liabilities for unrecognized tax benefits and $1.6 million of interest. As of December 31, 2012, the Company had recorded $3.5 million of liabilities for unrecognized tax benefits and $1.4 million of interest.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $3.8 million within the next twelve months. The $3.8 million (which includes interest of $1.3 million) is related to various foreign and state tax laws and, if realized, will be recorded in earnings and therefore will impact the effective income tax rate.
In September 2013, the Internal Revenue Service released final Tangible Property Regulations (the “Final Regulations”). The Final Regulations provide guidance on applying Regulation Section 1.263(a) of the Internal Revenue Code (“IRC”) to amounts paid to acquire, produce or improve tangible property, as well as rules for materials and supplies (IRC Regulation Section 1.162). These regulations contain certain changes from the temporary and proposed tangible property regulations that were issued on December 23, 2011. The Final Regulations are generally effective for taxable years beginning on or after January 1, 2014. In addition, taxpayers are permitted to early adopt the Final Regulations for taxable years beginning on or after January 1, 2012. The Company does not expect the Final Regulations to have a material effect on its results of operations or cash flows. The Company is currently evaluating the impact on its consolidated balance sheets.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$35,361	$12,359	$68,765	$67,800

Denominator:
Basic shares outstanding	60,610	53,374	60,542	53,303
Dilutive effect of equity-based compensation awards	150	191	150	216
Dilutive shares outstanding	60,760	53,565	60,692	53,519

Basic earnings per share:	$0.58	$0.23	$1.14	$1.27

Diluted earnings per share:	$0.58	$0.23	$1.13	$1.27
For the three and nine months ended September 30, 2013, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 173,000 outstanding performance stock awards for which the performance criteria were not attained at that time. For the three and nine months ended September 30, 2012, the EPS calculations above include the dilutive effects of all then outstanding options, restricted stock, and performance awards except for 66,000 outstanding performance stock awards for which the performance criteria were not attained at that time.
(14) ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss) includes translation adjustments of foreign currency financial statements, unrealized gains (losses) on available-for-sale securities and changes in unfunded pension liabilities. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Gross	Tax Effect	Net of Tax	Gross	Tax Effect	Net of Tax
Foreign currency translation	$20,731	$—	$20,731	$29,086	$—	$29,086
Unrealized gain (loss) on available-for-sale securities	1,227	(153)	1,074	1,040	(146)	894
Other comprehensive income (loss)	$21,958	$(153)	$21,805	$30,126	$(146)	$29,980

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Gross	Tax Effect	Net of Tax	Gross	Tax Effect	Net of Tax
Foreign currency translation	$(37,921)	$—	$(37,921)	$27,393	$—	$27,393
Unrealized gain (loss) on available-for-sale securities	420	(61)	359	373	(63)	310
Other comprehensive income (loss)	$(37,501)	$(61)	$(37,562)	$27,766	$(63)	$27,703

The components of accumulated other comprehensive income, net of tax, were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2013	$50,627	$660	$(1,655)	$49,632
Other comprehensive loss, net of tax	(37,921)	359	—	(37,562)
Balance at September 30, 2013	$12,706	$1,019	$(1,655)	$12,070
There were no reclassifications to net income from accumulated other comprehensive income during the three and nine months ended September 30, 2013.
(15) STOCK-BASED COMPENSATION
The following table summarizes the total number and type of awards granted during the three and nine months ended September 30, 2013, as well as the related weighted-average grant-date fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	27,890	$57.88	287,882	$55.21
Performance stock awards	1,468	$55.29	114,453	$54.27
Total awards	29,358		402,335
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
At September 30, 2013 and December 31, 2012, the Company had recorded reserves of $41.8 million and $38.6 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2013 and December 31, 2012, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.4 million and $3.5 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when these actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2013, the $41.8 million of reserves consisted of (i) $35.1 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $6.7 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of September 30, 2013, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2013, were as follows:
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
On September 26, 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At September 30, 2013 and December 31, 2012, the Company had accrued $13.9 million and $14.2 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Keen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2013 were as follows:
Product Liability Cases - Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 62 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2013, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2013. From December 31, 2012 to September 30, 2013, 26 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, Safety-Kleen did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. Safety-Kleen disputes the basis of the claims on numerous grounds, including that Safety-Kleen has contracts with numerous customers authorizing the assessment of such fees and that in cases where no contract exists Safety-Kleen provides customers with a document at the time of service reflecting the assessment of the fee, followed by an invoice itemizing the fee. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers consented to the charges and that the surcharges were voluntarily paid by the customers when presented with an invoice. The lawsuit is still in its initial stages of discovery, with the focus being whether a class will be certified. The class certification-related fact discovery cutoff was September 4, 2013, and a hearing on class certification is now scheduled to be held in early to mid-2014. The plaintiff has filed a motion to extend the discovery cutoff and trial date, but the court has not ruled on these requests. In late June 2012, a nearly identical lawsuit was filed by the same law firm on behalf of a California-based customer. That lawsuit contends, under various state law theories, that Safety-Kleen impermissibly assessed fuel surcharges and late payment fees, and seeks certification of a class of California customers only. Safety-Kleen will assert the same defenses as in the Alabama litigation. In December 2012, a similar suit was filed by the same law firm on behalf of a Missouri-based customer which contends under various state law theories that Safety-Kleen impermissibly assessed fuel surcharges and seeks certification of a class of Missouri customers only.

Safety-Kleen will assert the same defenses as in the Alabama and California cases. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2013, and no reserve has been recorded.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 122 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 122 sites, two involve facilities that are now owned by the Company and 120 involve third party sites to which either the Company or the prior owners shipped wastes. In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any such indemnification provisions, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations.
The Company's potential liability for cleanup costs at the two facilities now owned by the Company and at 35 (the "Listed Third Party Sites") of the 120 third party sites arose out of the Company's 2002 acquisition of substantially all of the assets (the "CSD assets") of the Chemical Services Division of Safety-Kleen Corp. As part of the purchase price for the CSD assets, the Company became liable as the owner of these two facilities and also agreed to indemnify the prior owners of the CSD assets against their share of certain cleanup costs for the Listed Third Party Sites payable to governmental entities under federal or state Superfund laws. Of the 35 Listed Third Party Sites, six are currently requiring expenditures on remediation, 13 are now settled, and 16 are not currently requiring expenditures on remediation. The status of the two facilities owned by the Company (the Wichita Property and the BR Facility) are further described below.
The 120 Superfund sites described above include 69 sites for which the Company had been notified it is a PRP or potential PRP prior to the Company's acquisition of Safety-Kleen on December 28, 2012, and an additional 50 sites at which Safety-Kleen had been notified it is a PRP or potential PRP prior to such acquisition. The total number of Superfund sites at which the Company had at September 30, 2013 potential liability and the total dollar amount of such estimated liability relating to those sites as described above have been increased to reflect the additional potential Superfund liabilities to which the Company became subject as a result of the Safety-Kleen acquisition. One of the third party sites (the Marine Shale site) is further described below.
Wichita Property.    The Company acquired in 2002 as part of the CSD assets a service center located in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the former owner executed a consent decree relating to such site with the U.S. Environmental Protection Agency (the "EPA"), and the Company is continuing its ongoing remediation program for the Wichita Property in accordance with that consent decree. The Company also acquired rights under an indemnification agreement between the former owner and an earlier owner of the Wichita Property, which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.
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

Marine Shale Site.    Prior to 1996, Marine Shale Processors, Inc. ("Marine Shale") operated a kiln in Amelia, Louisiana which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e., vitrified aggregate, and therefore was exempt from regulation under the RCRA and permitting requirements as a hazardous waste incinerator under applicable federal and state environmental laws. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a hazardous waste incinerator under the U.S. Resource Conservation and Recovery Act ("RCRA"), that its vitrified aggregate by-product was a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale began in 1990 and continued until July 1996, when the U.S. Fifth Circuit Court of Appeals ordered Marine Shale to shut down its operations.
Certain of the former owners of the CSD assets were major customers of Marine Shale, but the Marine Shale site was not included as a Listed Third Party Site in connection with the Company's acquisition of the CSD assets and Clean Harbors was never a customer of Marine Shale. A Safety-Kleen subsidiary was, however, a Marine Shale customer and has been named a PRP. On May 11, 2007, the EPA and the LDEQ issued a special notice to the Company and other PRPs, seeking a good faith offer to address site remediation at the former Marine Shale facility. The Company has joined with other parties to form a group (the "Site Group") to retain common counsel and participate in further negotiations with the EPA and the LDEQ directed towards the eventual remediation of the Marine Shale site. The Site Group made a good faith settlement offer to the EPA on November 29, 2007, and negotiations among the EPA, the LDEQ and the Site Group with respect to the Marine Shale site are ongoing. At September 30, 2013 and December 31, 2012, the amount of the Company's reserves relating to the Marine Shale site were $4.5 million and $4.4 million, respectively.
Certain Other Third Party Sites.    At 11 of the 120 third party sites, Clean Harbors has an indemnification agreement with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of those third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 120 third party sites discussed above. In addition to the Wichita Property, the BR Facility and Marine Shale, Clean Harbors has 12 sites at which it believes its potential liability could exceed $100,000.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2013 and December 31, 2012, there were five and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
The operations not managed through the Company’s five reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the five segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s five reportable segments. Corporate Items revenues for the nine months ended September 30, 2013 includes a one-time, non-cash reduction of approximately $10.2 million due to the impact of acquisition accounting adjustments on Safety-Kleen's historical deferred revenue balance at December 28, 2012. The revenue amounts of the five reportable segments for the nine months ended September 30, 2013 exclude such adjustments to maintain comparability with future operating results and reflect how the Company manages the business.
The following table reconciles third party revenues to direct revenues for the three and nine months ended September 30, 2013 and 2012 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments.

	For the Three Months Ended September 30, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$269,465	$151,565	$150,535	$227,754	$107,627	$589	$907,535
Intersegment revenues, net	35,406	(64,918)	36,516	(7,322)	318	—	—
Corporate Items, net	964	—	—	73	(114)	(923)	—
Direct revenues	$305,835	$86,647	$187,051	$220,505	$107,831	$(334)	$907,535

	For the Three Months Ended September 30, 2012
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$247,355	$—	$—	$203,371	$82,812	$268	$533,806
Intersegment revenues, net	6,951	—	—	(8,877)	1,926	—	—
Corporate Items, net	665	—	—	100	(98)	(667)	—
Direct revenues	$254,971	$—	$—	$194,594	$84,640	$(399)	$533,806

	For the Nine Months Ended September 30, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$759,666	$438,191	$453,325	$693,667	$294,183	$(8,806)	$2,630,226
Intersegment revenues, net	85,614	(186,053)	126,441	(32,316)	6,314	—	—
Corporate Items, net	3,155	—	84	184	(314)	(3,109)	—
Direct revenues	$848,435	$252,138	$579,850	$661,535	$300,183	$(11,915)	$2,630,226

	For the Nine Months Ended September 30, 2012
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$712,313	$—	$—	$608,768	$306,566	$1,299	$1,628,946
Intersegment revenues, net	24,235	—	—	(31,246)	7,011	—	—
Corporate Items, net	1,805	—	—	48	(391)	(1,462)	—
Direct revenues	$738,353	$—	$—	$577,570	$313,186	$(163)	$1,628,946

The following table presents information used by management by reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, pre-tax, non-cash acquisition accounting adjustments, and other (income) expense, to its segments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Technical Services	$78,849	$68,241	$208,284	$188,673
Oil Re-refining and Recycling	18,892	—	46,861	—
SK Environmental Services	22,951	—	84,162	—
Industrial and Field Services	48,096	43,278	138,638	117,914
Oil and Gas Field Services	20,854	14,132	52,372	62,299
Corporate Items	(43,690)	(25,124)	(149,547)	(78,710)
Total	$145,952	$100,527	$380,770	$290,176

Reconciliation to Consolidated Statements of Income:
Pre-tax, non-cash acquisition accounting adjustments	$—	$—	$13,559	$—
Accretion of environmental liabilities	2,914	2,488	8,628	7,409
Depreciation and amortization	69,430	41,300	196,904	116,794
Income from operations	73,608	56,739	161,679	165,973
Other expense (income)	150	91	(2,030)	465
Loss on early extinguishment of debt	—	26,385	—	26,385
Interest expense, net of interest income	19,326	11,596	58,784	33,836
Income before provision for income taxes	$54,132	$18,667	$104,925	$105,287

The following table presents assets by reportable segment and in the aggregate (in thousands):

	September 30, 2013	December 31, 2012
Property, plant and equipment, net
Technical Services	$398,778	$402,260
Oil Re-refining and Recycling	262,745	224,289
SK Environmental Services	193,760	195,172
Industrial and Field Services	410,776	371,335
Oil and Gas Field Services	240,863	257,985
Corporate Items	108,505	80,722
Total property, plant and equipment, net	$1,615,427	$1,531,763
Intangible assets:
Technical Services
Goodwill	$47,917	$48,157
Permits and other intangibles, net	81,689	85,842
Total Technical Services	129,606	133,999
Oil Re-refining and Recycling
Goodwill	215,816	215,704
Permits and other intangibles, net	233,259	222,182
Total Oil Re-refining and Recycling	449,075	437,886
SK Environmental Services
Goodwill	146,956	148,422
Permits and other intangibles, net	186,043	190,472
Total SK Environmental Services	332,999	338,894
Industrial and Field Services
Goodwill	140,927	141,726
Permits and other intangibles, net	36,854	41,143
Total Industrial and Field Services	177,781	182,869
Oil and Gas Field Services
Goodwill	38,536	39,762
Permits and other intangibles, net	29,931	33,178
Total Oil and Gas Field Services	68,467	72,940
Total	$1,157,928	$1,166,588
The following table presents total assets by reportable segment (in thousands):

	September 30, 2013	December 31, 2012
Technical Services	$699,713	$714,777
Oil Re-refining and Recycling	833,336	797,650
SK Environmental Services	642,557	647,746
Industrial and Field Services	645,183	607,654
Oil and Gas Field Services	310,481	348,771
Corporate Items	825,582	709,208
Total	$3,956,852	$3,825,806

The following table presents total assets by geographical area (in thousands):

	September 30, 2013	December 31, 2012
United States	$2,665,328	$2,564,609
Canada	1,287,090	1,260,421
Other foreign	4,434	776
Total	$3,956,852	$3,825,806
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
Following is the condensed consolidating balance sheet at September 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$187,926	$59,703	$—	$248,635
Intercompany receivables	336,356	2,369	174,609	(513,334)	—
Other current assets	12,144	589,065	291,930	—	893,139
Property, plant and equipment, net	—	942,331	673,096	—	1,615,427
Investments in subsidiaries	2,601,246	929,111	144,953	(3,675,310)	—
Intercompany debt receivable	—	508,524	3,701	(512,225)	—
Other long-term assets	20,842	900,617	278,192	—	1,199,651
Total assets	$2,971,594	$4,059,943	$1,626,184	$(4,700,869)	$3,956,852
Liabilities and Stockholders’ Equity:
Current liabilities	$40,600	$472,178	$156,754	$—	$669,532
Intercompany payables	—	510,906	2,428	(513,334)	—
Closure, post-closure and remedial liabilities, net	—	158,366	33,482	—	191,848
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	231	1,438	—	1,669
Intercompany debt payable	3,701	—	508,524	(512,225)	—
Other long-term liabilities	51,173	124,441	42,069	—	217,683
Total liabilities	1,495,474	1,266,122	744,695	(1,025,559)	2,480,732
Stockholders’ equity	1,476,120	2,793,821	881,489	(3,675,310)	1,476,120
Total liabilities and stockholders’ equity	$2,971,594	$4,059,943	$1,626,184	$(4,700,869)	$3,956,852

Following is the condensed consolidating balance sheet at December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,214	$140,683	$53,939	$—	$229,836
Intercompany receivables	296,023	17,704	116,571	(430,298)	—
Other current assets	38,295	526,354	292,308	—	856,957
Property, plant and equipment, net	—	886,032	645,731	—	1,531,763
Investments in subsidiaries	2,528,699	850,011	144,953	(3,523,663)	—
Intercompany debt receivable	—	508,067	3,701	(511,768)	—
Other long-term assets	21,141	896,991	289,118	—	1,207,250
Total assets	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806
Liabilities and Stockholders’ Equity:
Current liabilities	$32,586	$402,990	$133,476	$—	$569,052
Intercompany payables	—	412,594	17,704	(430,298)	—
Closure, post-closure and remedial liabilities, net	—	161,175	36,172	—	197,347
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	301	2,578	—	2,879
Intercompany debt payable	3,701	—	508,067	(511,768)	—
Other long-term liabilities	51,013	134,393	39,050	—	224,456
Total liabilities	1,487,300	1,111,453	737,047	(942,066)	2,393,734
Stockholders’ equity	1,432,072	2,714,389	809,274	(3,523,663)	1,432,072
Total liabilities and stockholders’ equity	$2,919,372	$3,825,842	$1,546,321	$(4,465,729)	$3,825,806

Following is the consolidating statement of income (loss) for the three months ended September 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$445,165	$256,812	$56	$702,033
Product revenues	—	169,743	35,815	(56)	205,502
Total revenues	—	614,908	292,627	—	907,535
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	300,859	177,519	56	478,434
Product cost of revenues	—	139,683	29,058	(56)	168,685
Total cost of revenues	—	440,542	206,577	—	647,119
Selling, general and administrative expenses	29	81,496	32,939	—	114,464
Accretion of environmental liabilities	—	2,478	436	—	2,914
Depreciation and amortization	—	45,533	23,897	—	69,430
Income from operations	(29)	44,859	28,778	—	73,608
Other expense	—	(111)	(39)	—	(150)
Interest (expense) income	(19,844)	137	381	—	(19,326)
Equity in earnings of subsidiaries	58,919	21,064	—	(79,983)	—
Intercompany dividend income (expense)	—	—	3,063	(3,063)	—
Intercompany interest income (expense)	—	10,107	(10,107)	—	—
Income before provision for income taxes	39,046	76,056	22,076	(83,046)	54,132
Provision for income taxes	3,685	8,218	6,868	—	18,771
Net income	35,361	67,838	15,208	(83,046)	35,361
Other comprehensive (loss) income	21,805	21,805	(10,072)	(11,733)	21,805
Comprehensive (loss) income	$57,166	$89,643	$5,136	$(94,779)	$57,166

Following is the consolidating statement of income (loss) for the three months ended September 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$290,295	$218,304	$(4,871)	$503,728
Product revenues	—	24,527	5,678	(127)	30,078
Total revenues	—	314,822	223,982	(4,998)	533,806
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	198,793	154,836	(4,871)	348,758
Product cost of revenues	—	19,904	4,405	(127)	24,182
Total cost of revenues	—	218,697	159,241	(4,998)	372,940
Selling, general and administrative expenses	9	35,810	24,520	—	60,339
Accretion of environmental liabilities	—	2,150	338	—	2,488
Depreciation and amortization	—	20,778	20,522	—	41,300
Income from operations	(9)	37,387	19,361	—	56,739
Other (expense) income	—	(8)	(83)	—	(91)
Loss on early extinguishment of debt	(26,385)	—	—	—	(26,385)
Interest expense	(11,247)	180	(529)	—	(11,596)
Equity in earnings of subsidiaries	50,039	15,869	—	(65,908)	—
Intercompany dividend income (expense)	—	—	3,439	(3,439)	—
Intercompany interest income (expense)	—	10,290	(10,290)	—	—
Income before provision for income taxes	12,398	63,718	11,898	(69,347)	18,667
Provision for income taxes	39	3,831	2,438	—	6,308
Net income	12,359	59,887	9,460	(69,347)	12,359
Other comprehensive income (loss)	29,980	29,980	13,042	(43,022)	29,980
Comprehensive income (loss)	$42,339	$89,867	$22,502	$(112,369)	$42,339

Following is the consolidating statement of income (loss) for the nine months ended September 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$1,295,525	$755,856	$(2,854)	$2,048,527
Product revenues	—	463,301	119,267	(869)	581,699
Total revenues	—	1,758,826	875,123	(3,723)	2,630,226
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	873,945	531,318	(2,854)	1,402,409
Product cost of revenues	—	395,891	100,038	(869)	495,060
Total cost of revenues	—	1,269,836	631,356	(3,723)	1,897,469
Selling, general and administrative expenses	84	266,941	98,521	—	365,546
Accretion of environmental liabilities	—	7,315	1,313	—	8,628
Depreciation and amortization	—	127,042	69,862	—	196,904
Income from operations	(84)	87,692	74,071	—	161,679
Other income (expense)	—	2,858	(828)	—	2,030
Interest (expense) income	(59,408)	137	487	—	(58,784)
Equity in earnings of subsidiaries	134,246	57,040	—	(191,286)	—
Intercompany dividend income (expense)	—	—	10,031	(10,031)	—
Intercompany interest income (expense)	—	30,414	(30,414)	—	—
Income before provision for income taxes	74,754	178,141	53,347	(201,317)	104,925
Provision for income taxes	5,989	14,753	15,418	—	36,160
Net income	68,765	163,388	37,929	(201,317)	68,765
Other comprehensive (loss) income	(37,562)	(37,562)	20,385	17,177	(37,562)
Comprehensive (loss) income	$31,203	$125,826	$58,314	$(184,140)	$31,203

Following is the consolidating statement of income (loss) for the nine months ended September 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Revenues
Service revenues	$—	$850,737	$687,924	$(14,894)	$1,523,767
Product revenues	—	69,364	36,608	(793)	105,179
Total revenues	—	920,101	724,532	(15,687)	1,628,946
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	575,006	496,062	(14,894)	1,056,174
Product cost of revenues	—	55,646	29,851	(793)	84,704
Total cost of revenues	—	630,652	525,913	(15,687)	1,140,878
Selling, general and administrative expenses	27	122,167	75,698	—	197,892
Accretion of environmental liabilities	—	6,430	979	—	7,409
Depreciation and amortization	—	56,568	60,226	—	116,794
Income from operations	(27)	104,284	61,716	—	165,973
Other (expense) income	—	(333)	(132)	—	(465)
Loss on early extinguishment of debt	(26,385)	—	—	—	(26,385)
Interest expense	(32,679)	—	(1,157)	—	(33,836)
Equity in earnings of subsidiaries	124,965	49,236	—	(174,201)	—
Intercompany dividend income (expense)	10,010	—	10,354	(20,364)	—
Intercompany interest income (expense)	—	30,894	(30,894)	—	—
Income before provision for income taxes	75,884	184,081	39,887	(194,565)	105,287
Provision for income taxes	8,084	19,473	9,930	—	37,487
Net income	67,800	164,608	29,957	(194,565)	67,800
Other comprehensive income (loss)	27,703	27,703	11,370	(39,073)	27,703
Comprehensive income (loss)	$95,503	$192,311	$41,327	$(233,638)	$95,503

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(38,228)	$176,844	$141,498	$280,114
Cash flows from investing activities:
Additions to property, plant and equipment	—	(101,813)	(105,828)	(207,641)
Proceeds from sales of fixed assets	—	819	2,881	3,700
Acquisitions, net of cash acquired	—	(59,458)	—	(59,458)
Costs to obtain or renew permits	—	(221)	(4,136)	(4,357)
Other	—	—	(11)	(11)
Net cash from investing activities	—	(160,673)	(107,094)	(267,767)

Cash flows from financing activities:
Change in uncashed checks	—	9,427	327	9,754
Proceeds from exercise of stock options	399	—	—	399
Proceeds from employee stock purchase plan	5,327	—	—	5,327
Remittance of shares, net	(599)	—	—	(599)
Excess tax benefit of stock-based compensation	1,589	—	—	1,589
Deferred financing costs paid	(2,446)	—	—	(2,446)
Payments on capital leases	—	(178)	(3,918)	(4,096)
Issuance costs related to 2012 issuance of common stock	(250)			(250)
Dividends (paid) / received	—	(10,284)	10,284	—
Interest (payments) / received	—	32,107	(32,107)	—
Net cash from financing activities	4,020	31,072	(25,414)	9,678
Effect of exchange rate change on cash	—	—	(3,226)	(3,226)
(Decrease) increase in cash and cash equivalents	(34,208)	47,243	5,764	18,799
Cash and cash equivalents, beginning of period	35,214	140,683	53,939	229,836
Cash and cash equivalents, end of period	$1,006	$187,926	$59,703	$248,635

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total

Net cash from operating activities	$(49,918)	$98,497	$184,113	$232,692
Cash flows from investing activities:
Additions to property, plant and equipment	—	(75,664)	(54,662)	(130,326)
Proceeds from sale of fixed assets	—	3,411	779	4,190
Acquisitions, net of cash acquired	—	(51,424)	(41,051)	(92,475)
Costs to obtain or renew permits	—	(625)	(1,784)	(2,409)
Purchase of available for sale securities	—	—	(10,517)	(10,517)
Other		603	4,517	5,120
Net cash from investing activities	—	(123,699)	(102,718)	(226,417)

Cash flows from financing activities:
Change in uncashed checks	—	(7,771)	(6,184)	(13,955)
Proceeds from exercise of stock options	231	—	—	231
Proceeds from employee stock purchase plan	4,627	—	—	4,627
Remittance of shares, net	(1,604)	—	—	(1,604)
Excess tax benefit of stock-based compensation	1,786	—	—	1,786
Deferred financing costs paid	(9,638)	—	—	(9,638)
Payments of capital leases	—	(781)	(4,522)	(5,303)
Distribution of cash earned on employee participation plan	(55)	—	—	(55)
Principal payment on debt	$(520,000)	$—	$—	(520,000)
Issuance of senior unsecured notes	800,000	—	—	800,000
Dividends (paid) / received	10,010	(23,669)	13,659	—
Interest (payments) / received	—	43,954	(43,954)	—
Net cash from financing activities	285,357	11,733	(41,001)	256,089
Effect of exchange rate change on cash	—	—	527	527
Increase (decrease) in cash and cash equivalents	235,439	(13,469)	40,921	262,891
Cash and cash equivalents, beginning of period	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of period	$327,020	$114,602	$81,992	$523,614

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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

•
Oil Re-refining and Recycling — processes used oil into high quality base and blended lubricating oils which are then sold to third party customers, and provides recycling of oil in excess of Safety-Kleen's current re-refining capacity into recycled fuel oil which is then sold to third parties. Processing into base and blended lubricating oils takes place in the Company's three owned and operated re-refineries and recycling of oil into recycled fuel oil takes place in one of the Company's used oil terminals.

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

Summary of Operations
 During the three months ended September 30, 2013, our revenues were $907.5 million, compared with $533.8 million during the three months ended September 30, 2012. The 70% increase in revenue was primarily driven by our acquisition of Safety-Kleen in December 2012.
Our Technical Services revenues accounted for 34% of our total revenues for the three months ended September 30, 2013.  The year-over-year increase in revenues of 20% resulted from our acquisition of Safety-Kleen delivering high utilization and volumes into our disposal network, as well as our integration of a portion of the Safety-Kleen business into our Technical Services segment. The utilization rate at our incinerators was 93.5% for the three months ended September 30, 2013, compared with 91.3% in the comparable period of 2012, and our landfill volumes increased by approximately 7% year-over-year as a result of large-scale project work.
Our Oil Re-refining and Recycling revenues accounted for 9% of our total revenues for the three months ended September 30, 2013. During the third quarter, the pricing environment in Group II base oil was stable and posted industry prices increased by 10 cents per gallon late in the quarter. Revenue increased from the second quarter as a result of higher total volume of base oil and blended oil sales, improved base oil pricing and increased by-products sales volumes.
Our SK Environmental Services revenues accounted for 21% of our total revenues for the three months ended September 30, 2013. Demand for our containerized waste services, parts washers, vacuum services and allied products was consistent with prior quarters. In addition, our waste oil collection volumes were up slightly in the quarter, increasing 1% from second quarter levels.
Our Industrial and Field Services revenues accounted for 24% of our total revenues for the three months ended September 30, 2013. The year-over-year increase in revenue of 13% was primarily due to positive contributions from several acquisitions resulting in increases in our turnaround services business and our field services business. This growth was tempered by a loss of a contract and softness in our lodging business. Our lodging business was impacted by the delay in completing the construction of the Ruth Lake camp due to flooding and weather issues.
Our Oil and Gas Field Services revenues accounted for 12% of our total revenues for the three months ended September 30, 2013. The year-over-year increase of 27% was primarily due to an increase in our seismic business in Western Canada, continued expansion in the U.S., and flood and oil-spill cleanup work in the region.
Our cost of revenues increased from $372.9 million during the three months ended September 30, 2012 to $647.1 million during the three months ended September 30, 2013.  Our cost of revenues increased primarily due to our acquisition of Safety-Kleen in December 2012.  Our gross profit margin was 28.7% for the three months ended September 30, 2013, compared to 30.1% in the same period last year. The year-over-year decrease in gross margin percentage was primarily due to the acquisition of Safety-Kleen, which carries a lower margin.
During the three months ended September 30, 2013, our effective tax rate was 34.7%, compared with 33.8% for the same period last year. The increase in the effective tax rate for the three months ended September 30, 2013 was primarily attributable to a small decline in the year-to-date rate recorded during the three months ended September 30, 2012.
Environmental Liabilities
The net decrease in our estimated environmental liabilities during the nine months ended September 30, 2013 was $1.9 million, including favorable benefits from changes in environmental liability estimates of $2.4 million. The favorable benefits over the past few years from changes in environmental liability estimates were due to the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. During the nine months ended September 30, 2013, the $2.4 million favorable benefit from changes in environmental liability estimates primarily related to a reduction in remedial liabilities for one inactive site that recently received site closure approval and resulted in reevaluating and removing certain compensation costs.
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
We also provide information relating to our Adjusted EBITDA so that analysts, investors and other interested persons have the same data that we use to assess our core operating performance. We believe that Adjusted EBITDA should be viewed only as a supplement to the GAAP financial information. We also believe, however, that providing this information in addition to, and together with, GAAP financial information permits the foregoing persons to obtain a better understanding of our core operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance on a stand-alone and a comparative basis.
The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$35,361	$12,359	$68,765	$67,800
Accretion of environmental liabilities	2,914	2,488	8,628	7,409
Depreciation and amortization	69,430	41,300	196,904	116,794
Other expense (income)	150	91	(2,030)	465
Loss on early extinguishment of debt	—	26,385	—	26,385
Interest expense, net	19,326	11,596	58,784	33,836
Pre-tax, non-cash acquisition accounting adjustments	—	—	13,559	—
Provision for income taxes	18,771	6,308	36,160	37,487
Adjusted EBITDA	$145,952	$100,527	$380,770	$290,176

The following reconciles Adjusted EBITDA to cash from operations (in thousands):

	For the Nine Months Ended
	September 30,
	2013	2012
Adjusted EBITDA	$380,770	$290,176
Interest expense, net	(58,784)	(33,836)
Provision for income taxes	(36,160)	(37,487)
Allowance for doubtful accounts	5,281	809
Amortization of deferred financing costs and debt discount	2,539	1,173
Change in environmental liability estimates	(2,417)	(3,553)
Deferred income taxes	272	(494)
Stock-based compensation	6,389	5,235
Excess tax benefit of stock-based compensation	(1,589)	(1,786)
Income tax benefits related to stock option exercises	1,579	1,776
Prepayment penalty on early extinguishment of debt	—	(21,044)
Environmental expenditures	(15,928)	(7,833)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(72,377)	59,881
Inventories	1,710	(7,692)
Other current assets	11,860	12,822
Accounts payable	37,257	(18,969)
Other current and long-term liabilities	19,712	(6,486)
Net cash from operating activities	$280,114	$232,692

Segment data
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three and nine months ended September 30, 2013 and 2012 (in thousands). We consider the Adjusted EBITDA contribution from each segment to include revenue attributable to each segment less operating expenses, which include cost of revenues and selling, general and administrative expenses. Revenue attributable to each segment is generally external or direct revenue from third party customers. Certain income or expenses of a non-recurring or unusual nature are not included in the segment Adjusted EBITDA contribution. Prior year amounts presented have been recast to reflect the changes made to our segment presentation in the first quarter of 2013 as described in Note 17, "Segment Reporting." This table and subsequent discussions should be read in conjunction with Item 6, "Selected Financial Data," and Item 8, "Financial Statements and Supplementary Data," and in particular Note 18, "Segment Reporting," included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1, "Unaudited Financial Statements" and in particular Note 17, "Segment Reporting," in this report.

Three months ended September 30, 2013 versus the three months ended September 30, 2012

	Summary of Operations (in thousands)
	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
Third Party Revenues:
Technical Services	$269,465	$247,355	$22,110	8.9%
Oil Re-refining and Recycling	151,565	—	151,565	—
SK Environmental Services	150,535	—	150,535	—
Industrial and Field Services	227,754	203,371	24,383	12.0
Oil and Gas Field Services	107,627	82,812	24,815	30.0
Corporate Items	589	268	321	119.8
Total	$907,535	$533,806	$373,729	70.0%

Direct Revenues:
Technical Services	$305,835	$254,971	$50,864	19.9%
Oil Re-refining and Recycling	86,647	—	86,647	—
SK Environmental Services	187,051	—	187,051	—
Industrial and Field Services	220,505	194,594	25,911	13.3
Oil and Gas Field Services	107,831	84,640	23,191	27.4
Corporate Items	(334)	(399)	65	(16.3)
Total	907,535	533,806	373,729	70.0

Cost of Revenues (exclusive of items shown separately) (1):
Technical Services	204,425	169,484	34,941	20.6
Oil Re-refining and Recycling	63,282		63,282	—
SK Environmental Services	138,779	—	138,779	—
Industrial and Field Services	157,692	138,105	19,587	14.2
Oil and Gas Field Services	79,961	63,725	16,236	25.5
Corporate Items	2,980	1,626	1,354	83.3
Total	647,119	372,940	274,179	73.5

Selling, General & Administrative Expenses:
Technical Services	22,561	17,246	5,315	30.8
Oil Re-refining and Recycling	4,473	—	4,473	—
SK Environmental Services	25,321	—	25,321	—
Industrial and Field Services	14,717	13,211	1,506	11.4
Oil and Gas Field Services	7,016	6,783	233	3.4
Corporate Items	40,376	23,099	17,277	74.8
Total	114,464	60,339	54,125	89.7

Adjusted EBITDA:
Technical Services	78,849	68,241	10,608	15.5
Oil Re-refining and Recycling	18,892	—	18,892	—
SK Environmental Services	22,951	—	22,951	—
Industrial and Field Services	48,096	43,278	4,818	11.1
Oil and Gas Field Services	20,854	14,132	6,722	47.6
Corporate Items	(43,690)	(25,124)	(18,566)	73.9
Total	$145,952	$100,527	$45,425	45.2%
______________________
(1)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
Technical Services revenues increased 19.9%, or $50.9 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to our acquisition of Safety-Kleen delivering high utilization and volumes into our disposal network, as well as our integration of a portion of the Safety-Kleen business into our Technical Services segment. The utilization rate at our incinerators was 93.5% for the three months ended September 30, 2013, compared with 91.3% in the comparable period of 2012, and our landfill volumes increased by approximately 7% year-over-year.
The increases in Oil Re-refining and Recycling and SK Environmental Services revenues for the three months ended September 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services revenues increased 13.3%, or $25.9 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to positive contributions from several acquisitions resulting in increases in our turnaround services business and our field services business. This growth was tempered by a loss of a contract and softness in our lodging business. Our lodging business was impacted by the delay in completing the construction of the Ruth Lake camp due to flooding and weather issues.
Oil and Gas Field Services revenues increased 27.4%, or $23.2 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to an increase in our seismic business in Western Canada, continued expansion in the U.S., and flood and oil-spill cleanup work.
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Cost of Revenues
Technical Services cost of revenues increased 20.6%, or $34.9 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to increases in salary and labor expenses ($10.4 million), materials and supplies ($8.0 million), outside transportation ($5.9 million), outside disposal and rail costs ($4.1 million), subcontractor and temporary fees ($3.3 million) and vehicle expense and equipment repair costs ($2.2 million), offset partially by a reduction in materials for reclaim ($5.2 million).  These increases relate partially to the integration of a portion of the Safety-Kleen business into the Technical Services segment.
The increases in Oil Re-refining and Recycling and SK Environmental Services cost of revenues for the three months ended September 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services cost of revenues increased 14.2%, or $19.6 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to increased salary and labor cost and materials and supplies costs associated with our acquisitions during 2012.
Oil and Gas Field Services cost of revenues increased 25.5%, or $16.2 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to increases in salary and labor costs, subcontractor costs and materials and supplies costs related to the flood cleanup work in Western Canada and the large seismic project work and cleanup work in North Western Canada.
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
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 30.8%, or $5.3 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to year-over-year changes in environmental liabilities estimates and increased compensation costs.
The increases in Oil Re-refining and Recycling and SK Environmental Services selling, general and administrative expenses for the three months ended September 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services selling, general and administrative expenses increased 11.4%, or $1.5 million, in the three months ended September 30, 2013 from the comparable period in 2012 primarily due to increased compensation costs.

Oil and Gas Field Services selling, general and administrative expenses increased 3.4%, or $0.2 million, for the three months ended September 30, 2013, from the comparable period in 2012. The increase was primarily due to increased compensation costs.
Corporate Items selling, general and administrative expenses increased 74.8%, or $17.3 million, for the three months ended September 30, 2013, as compared to the same period in 2012 primarily due to our acquisition of Safety-Kleen in December 2012 resulting in increases in compensation costs, computer expenses, travel costs, professional fees and rent expense. We also incurred a year-over-year increase in severance costs of $0.8 million, and an increase in professional fees related to acquisitions of $0.9 million. These increases were partially offset by a net reduction in year-over-year changes in environmental liability estimates.
Depreciation and Amortization

	For the Three Months Ended
	September 30,
	2013	2012
Depreciation of fixed assets	$54,995	$31,636
Landfill and other amortization	14,435	9,664
Total depreciation and amortization	$69,430	$41,300

Depreciation and amortization increased 68.1%, or $28.1 million, in the third quarter of 2013 compared to the same period in 2012. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.
Interest Expense, Net

	For the Three Months Ended
	September 30,
	2013	2012
Interest expense	$19,422	$11,817
Interest income	(96)	(221)
Interest expense, net	$19,326	$11,596
Interest expense, net increased $7.7 million in the third quarter of 2013 compared to the same period in 2012. The increase in interest expense was primarily due to the issuance of $800.0 million of 5.25% senior unsecured notes in July 2012 and $600.0 million of 5.125% senior unsecured notes in December 2012, which was partially offset by our redemption and repurchase during the third quarter of 2012 of $520.0 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.

Nine months ended September 30, 2013 versus the nine months ended September 30, 2012

	Summary of Operations (in thousands)
	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change

Third Party Revenues:
Technical Services	$759,666	$712,313	$47,353	6.6%
Oil Re-refining and Recycling	438,191	—	438,191	—
SK Environmental Services	453,325	—	453,325	—
Industrial and Field Services	693,667	608,768	84,899	13.9
Oil and Gas Field Services	294,183	306,566	(12,383)	(4.0)
Corporate Items (1)	(8,806)	1,299	(10,105)	(777.9)
Total	$2,630,226	$1,628,946	$1,001,280	61.5%

Direct Revenues:
Technical Services	$848,435	$738,353	$110,082	14.9%
Oil Re-refining and Recycling	252,138	—	252,138	—
SK Environmental Services	579,850	—	579,850	—
Industrial and Field Services	661,535	577,570	83,965	14.5
Oil and Gas Field Services	300,183	313,186	(13,003)	(4.2)
Corporate Items (1)	(11,915)	(163)	(11,752)	7,209.8
Total	2,630,226	1,628,946	1,001,280	61.5

Cost of Revenues (exclusive of items shown separately) (2):
Technical Services	575,190	489,602	85,588	17.5
Oil Re-refining and Recycling	189,870	—	189,870	—
SK Environmental Services	415,467	—	415,467	—
Industrial and Field Services	476,816	417,012	59,804	14.3
Oil and Gas Field Services	226,073	227,648	(1,575)	(0.7)
Corporate Items (1)	14,053	6,616	7,437	112.4
Total	1,897,469	1,140,878	756,591	66.3

Selling, General & Administrative Expenses:
Technical Services	64,961	60,078	4,883	8.1
Oil Re-refining and Recycling	15,407	—	15,407	—
SK Environmental Services	80,221	—	80,221	—
Industrial and Field Services	46,081	42,644	3,437	8.1
Oil and Gas Field Services	21,738	23,239	(1,501)	(6.5)
Corporate Items	137,138	71,931	65,207	90.7
Total	365,546	197,892	167,654	84.7

Adjusted EBITDA:
Technical Services	208,284	188,673	19,611	10.4
Oil Re-refining and Recycling	46,861	—	46,861	—
SK Environmental Services	84,162	—	84,162	—
Industrial and Field Services	138,638	117,914	20,724	17.6
Oil and Gas Field Services	52,372	62,299	(9,927)	(15.9)
Corporate Items	(149,547)	(78,710)	(70,837)	90.0
Total	$380,770	$290,176	$90,594	31.2%
_______________________

(1)                     Corporate Items revenues and costs of revenues for the nine months ended September 30, 2013 include one-time, non-cash reductions and increases of approximately $10.2 million and $3.4 million, respectively, due to the impact of fair value acquisition accounting adjustments on Safety-Kleen's historical deferred revenue, inventory and deferred cost balances at December 28, 2012.
(2)                     Items shown separately consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
Direct Revenues
Technical Services revenues increased 14.9%, or $110.1 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to growth in our TSDF network due to higher drum volumes, an increase in our wastewater treatment volumes, contributions from our remediation projects business, and an increase due to the integration of a portion of the Safety-Kleen business into our Technical Services segment. The utilization rate at our incinerators was 91.6% for the nine months ended September 30, 2013, compared with 90.4% in the comparable period of 2012, and our landfill volumes increased by approximately 6% year-over-year.
The increases in Oil Re-refining and Recycling and SK Environmental Services revenues for the nine months ended September 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services revenues increased 14.5%, or $84.0 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to positive contributions from several acquisitions resulting in increases in our turnaround services business and our field services business.
Oil and Gas Field Services revenues decreased 4.2%, or $13.0 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to the lower rig count in Western Canada that resulted in a reduction in surface rental activity and decreased seismic activities.
Corporate Items revenues decreased $11.8 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to inclusion of the impact of the fair value acquisition accounting adjustment on Safety-Kleen's historical deferred revenue balance at December 28, 2012 ($10.2 million).
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, the general conditions of the oil and gas industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Cost of Revenues
Technical Services cost of revenues increased 17.5%, or $85.6 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to increases in salary and labor expenses ($29.9 million), outside transportation ($16.6 million), materials and supplies ($13.6 million), outside disposal and rail costs ($10.0 million), subcontractor and temporary fees ($7.1 million), vehicle expenses and equipment repair costs ($6.5 million), and utilities costs ($5.1 million), offset partially by a reduction in materials for reclaim ($21.4 million).  These increases relate partially to the integration of a portion of the Safety-Kleen business into the Technical Services segment.
The increases in Oil Re-refining and Recycling and SK Environmental Services cost of revenues for the nine months ended September 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services cost of revenues increased 14.3%, or $59.8 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to increased salary, labor and travel expenses associated with acquisitions during 2012.
Oil and Gas Field Services cost of revenues decreased 0.7%, or $1.6 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily related to reductions in surface rentals and seismic activities resulting in a reduction in lease operator costs offset partially by increases in vehicle expense costs and salary and labor costs.
Corporate Items cost of revenues increased $7.4 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to the impact of the acquisition accounting adjustments on Safety-Kleen's historical inventory and deferred cost balances at December 28, 2012 ($3.4 million) as well as an increase in general insurance costs.
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

Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 8.1%, or $4.9 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to year-over-year changes in environmental liabilities estimates and increased compensation costs.
The increases in Oil Re-refining and Recycling and SK Environmental Services selling, general and administrative expenses for the nine months ended September 30, 2013 were due to our acquisition of Safety-Kleen in December 2012.
Industrial and Field Services selling, general and administrative expenses increased 8.1%, or $3.4 million, in the nine months ended September 30, 2013 from the comparable period in 2012 primarily due to increased compensation costs.
Oil and Gas Field Services selling, general and administrative expenses decreased 6.5%, or $1.5 million, for the nine months ended September 30, 2013, from the comparable period in 2012. The decrease was primarily due to decreases in compensation costs.
Corporate Items selling, general and administrative expenses increased 90.7%, or $65.2 million, for the nine months ended September 30, 2013, as compared to the same period in 2012 primarily due to our acquisition of Safety-Kleen in December 2012 resulting in increases in compensation costs, computer expenses, professional fees and rent expense. We also incurred a year-over-year increase in severance costs of $6.3 million and an increase in professional fees related to acquisitions of $6.2 million.
Depreciation and Amortization

	For the Nine Months Ended
	September 30,
	2013	2012
Depreciation of fixed assets	$157,900	$92,346
Landfill and other amortization	39,004	24,448
Total depreciation and amortization	$196,904	$116,794

Depreciation and amortization increased 68.6%, or $80.1 million, in the first nine months of 2013 compared to the same period in 2012. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in other intangibles resulting from recent acquisitions.
Interest Expense, Net

	For the Nine Months Ended
	September 30,
	2013	2012
Interest expense	$59,146	$34,459
Interest income	(362)	(623)
Interest expense, net	$58,784	$33,836
Interest expense, net increased $24.9 million in the first nine months of 2013 compared to the same period in 2012. The increase in interest expense was primarily due to the issuance of $800.0 million of 5.25% senior unsecured notes in July 2012 and $600.0 million of 5.125% senior unsecured notes in December 2012, which was partially offset by our redemption and repurchase during the third quarter of 2012 of $520.0 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.
Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2013 was 34.7% and 34.5%, respectively, compared to 33.8% and 35.6% for the same periods in 2012.  The increase in the effective tax rate for the three months ended September 30, 2013 was primarily attributable to a small decline in the year-to-date rate recorded during the three months ended September 30, 2012. The decrease in the effective tax rate for the nine months ended September 30, 2013 was primarily attributable to lower accrued interest and penalties related to unrecognized tax benefits in 2013 as compared to the same period for 2012.

Income tax expense for the three months ended September 30, 2013 increased $12.5 million to $18.8 million from $6.3 million for the comparable period in 2012. Income tax expense for the nine months ended September 30, 2013 decreased $1.3 million to $36.2 million from $37.5 million for the comparable period in 2012. The increased tax expense for the three months ended September 30, 2013 was primarily attributable to higher income before taxes in 2013 as compared to the same period for 2012 which included the $26.4 million loss on early extinguishment of debt. The decreased tax expense for the nine months ended September 30, 2013 was primarily attributable to the lower accrued interest and penalties related to unrecognized tax benefits in 2013 as compared to the same period in 2012.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2013 and December 31, 2012, we had a remaining valuation allowance of $25.6 million. The allowance as of September 30, 2013 and December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $6.6 million of foreign net operating loss carryforwards.
Our accounting policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits and related reserves as of September 30, 2013 and December 31, 2012, included accrued interest of $1.6 million and $1.4 million, respectively.  Tax expense for the three and nine months ended September 30, 2013 included interest of $0.1 million and $0.2 million, respectively. Tax expense for the three and nine months ended September 30, 2012 included interest of $0.7 million and $1.4 million, respectively.
Liquidity and Capital Resources
Cash and Cash Equivalents
During the nine months ended September 30, 2013, cash and cash equivalents increased $18.8 million.
We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations to provide for our working capital needs, to fund capital expenditures and for potential acquisitions. We anticipate that our cash flow provided by operating activities will provide the necessary funds on a short- and long-term basis to meet operating cash requirements.
At September 30, 2013, cash and cash equivalents totaled $248.6 million, compared to $229.8 million at December 31, 2012. At September 30, 2013, cash and cash equivalents held by foreign subsidiaries totaled $59.7 million and were readily convertible into other foreign currencies including U.S. dollars. At September 30, 2013, the cash and cash equivalent balances for our U.S. operations were $188.9 million. Our U.S. operations had net operating cash from operations of $138.6 million for the nine months ended September 30, 2013. Additionally, we have available a $400.0 million revolving credit facility of which $262.3 million was available to borrow at September 30, 2013. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We had accrued environmental liabilities as of September 30, 2013 of approximately $219.6 million, substantially all of which we assumed in connection with our acquisition of the CSD assets in September 2002, Teris LLC in 2006, one of the two solvent recycling facilities we purchased from Safety-Kleen Systems, Inc. in 2008, the remaining Safety-Kleen facilities acquired as part of our acquisition of Safety-Kleen in 2012 and our acquisition of Evergreen in September 2013. We anticipate our environmental liabilities will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.
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

Cash Flows for the nine months ended September 30, 2013
Cash from operating activities in the first nine months of 2013 was $280.1 million, an increase of 20.4%, or $47.4 million, compared with cash from operating activities in the first nine months of 2012. The change was primarily the result of a net decrease in net working capital items.
Cash used for investing activities in the first nine months of 2013 was $267.8 million, an increase of 18.3%, or $41.4 million, compared with cash used for investing activities in the first nine months of 2012.  This increase was due primarily to an increase in capital expenditures of $77.3 million partially offset by a decrease in acquisitions (net of cash acquired) of $33.0 million.
Cash generated by financing activities in the first nine months of 2013 was $9.7 million, compared with cash generated for financing activities of $256.1 million in the first nine months of 2012. The change was primarily the result of the issuance of $800.0 million aggregate principal amount of 5.25% senior unsecured notes and the $520.0 million redemption and repurchase of the 7.625% senior secured notes during the third quarter of 2012.
Cash Flows for the nine months ended September 30, 2012
     Cash from operating activities in the first nine months of 2012 was $232.7 million, an increase of 53.8%, or $81.4 million, compared with cash from operating activities in the first nine months of 2011. The change was primarily the result of increased depreciation and amortization primarily due to acquisition and other increased capital expenditures in recent periods and a net increase in working capital items.
Cash used for investing activities in the first nine months of 2012 was $226.4 million, a decrease of 49.2% or $219.2 million, compared with cash used for investing activities in the first nine months of 2011.  The change was due primarily from lower year-over-year costs associated with acquisitions offset partially by increases in additions to property, plant and equipment.
Cash used for financing activities in the first nine months of 2012 was $256.1 million, compared with cash from financing activities of $247.9 million in the first nine months of 2011. The change was primarily the result of the issuance of $800.0 million aggregate principal amount of 5.25% senior unsecured notes and the $520.0 million redemption and repurchase of 7.625% senior secured notes during the third quarter of 2012.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at September 30, 2013, and our amended $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” in our Annual Report on Form 10-K for the year ended December 31, 2012.
 As of September 30, 2013, we were in compliance with the covenants of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Liquidity Impacts of Uncertain Tax Positions
As discussed in Note 12, “Income Taxes,” to our financial statements included in Item 1 of this report, we have recorded as of September 30, 2013, $3.9 million of unrecognized tax benefits and related reserves and $1.6 million of potential interest. These liabilities are classified as “deferred taxes, unrecognized tax benefits and other long-term liabilities” in our consolidated balance sheets. We are not able to reasonably estimate when we would make any cash payments to settle these liabilities. However, we believe no material cash payments will be required in the next 12 months.
Auction Rate Securities
As of September 30, 2013, our long-term investments included $4.4 million of available for sale auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions and as a result are currently not liquid. The auction rate securities are secured by student loans substantially insured by the Federal Family Education Loan Program, maintain the highest credit rating of AAA, and continue to pay interest according to their stated terms with interest rates resetting generally every 28 days.
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

As of September 30, 2013, we have recorded an unrealized pre-tax loss of $0.3 million, which we assess as temporary. We will continue to monitor and evaluate these investments on an ongoing basis for other than temporary impairment and record an adjustment to earnings if and when appropriate.
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices, and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions (other than with respect to commodity derivatives), nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at September 30, 2013 (in thousands):

	Three Months Remaining
Scheduled Maturity Dates	2013	2014	2015	2016	2017	Thereafter	Total
Senior unsecured notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000
Senior unsecured notes due 2021	—	—	—	—	—	600,000	600,000
Capital lease obligations	1,035	2,261	346	—	—	—	3,642
	$1,035	$2,261	$346	$—	$—	$1,400,000	$1,403,642
Weighted average interest rate on fixed rate borrowings	5.2%	5.2%	5.2%			5.2%

In addition to the fixed rate borrowings described in the above table, we had at September 30, 2013 variable rate instruments that included a revolving credit facility (as amended and restated on January 17, 2013) with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Commencing in 2013, we began remitting interest payments in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and began remitting interest payments in the amount of $15.4 million each related to the $600.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2013, the Canadian subsidiaries transacted approximately 6.4% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $0.1 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively.  Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $1.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.
At September 30, 2013, $4.4 million of our noncurrent investments were auction rate securities. While we are uncertain as to when the liquidity issues relating to these investments will improve, we believe these issues will not materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.
In connection with the operations of our Technical Services, SK Environmental Services, Industrial and Field Services and Oil and Gas Field Services segments, we are subject to minimal market risk arising from purchases of commodities since no significant amount of commodities are used in the treatment of hazardous waste or providing energy and industrial services. In connection with the operations of our Oil Re-refining and Recycling segment, which we acquired in December 2012 as part of our acquisition of Safety-Kleen, we are exposed to market risk from changes in certain oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. Safety-Kleen entered into several commodity derivatives during 2012 and 2013 which are comprised of cashless collar contracts related to crude oil prices. Pursuant to each such contract, Safety-Kleen sold a call option to a bank and then purchased a put option from the same bank in order to manage against significant fluctuations in crude oil prices, which are closely correlated with the ICIS-LOR rate and the 6-oil index. These commodity derivatives are designed to mitigate, although not eliminate, our exposure to declines in these oil indices below a price floor, but they also will limit our potential upside related to increases in these oil indices above a price cap. We do not believe that our exposure will be material. These commodity derivatives are not classified as hedges and expire at various intervals in 2013 and 2014. For additional information, see Note 4, "Fair Value Measurements," in this report and Note 2, “Significant Accounting

Policies - Derivative Financial Instruments,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On September 13, 2013, the Company acquired Evergreen (see Note 3, "Business Combinations,” to the financial statements included in Item 1 of this report). The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Evergreen. The Company will report on its assessment of the effectiveness of internal control over financial reporting for the combined operations at December 31, 2013.
Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Legal Proceedings
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
Item 1A—Risk Factors
During the three months ended September 30, 2013, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Item 6—Exhibits

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	November 7, 2013

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	November 7, 2013