Form 10-K
period 2013-12-31
CLEAN HARBORS INC
filed 2014-03-03
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
On June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $2.8 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 26, 2014, there were outstanding 60,723,422 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2014) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2013

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis on Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2014.
PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc. and its subsidiaries (collectively, "we," "Clean Harbors" or the "Company") is a leading provider of environmental, energy and industrial services throughout North America.
Following our acquisition of Safety-Kleen, Inc. and its subsidiaries ("Safety-Kleen") in December 2012, we made changes in early 2013 to the manner in which we manage our business, make operating decisions and assess our performance. The amounts presented for all periods herein have been recast to reflect the impact of such changes. Under the new structure, we report the business in five reportable segments, including:

•
Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company-owned incineration, landfill, wastewater and other treatment facilities.

•
Oil Re-refining and Recycling — processes used oil into high quality base and blended lubricating oils which are then sold to third party customers, and provides recycling of oil in excess of Safety-Kleen's current re-refining capacity into recycled fuel oil which is then sold to third parties. Processing into base and blended lubricating oils takes place in our three owned and operated re-refineries and recycling of oil into recycled fuel oil takes place in one of the Company's used oil terminals.

•
SK Environmental Services — provides a broad range of environmental services such as parts cleaning, containerized waste services, oil collection, and other complementary products and services, including vacuum services, allied products and other environmental services.

•
Industrial and Field Services — provides industrial and specialty services such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing, and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. Also provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•
Oil and Gas Field Services — provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration and production, and power generation.

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

Health and Safety
Health and Safety is our #1 priority—companywide. Employees at all levels of our Company share this philosophy and are committed to ensuring our safety goals are met. Our commitment to health and safety benefits everyone—our employees, our customers, the community, and the environment. In 2013 we initiated the Safety Starts With Me: Live It 3-6-5 program which, along with the previous programs and employee commitment that was already in place, has continued to lower our Total Recordable Incident Rate, or "TRIR;" Days Away, Restricted Activity and Transfer Rate, or "DART;" and Experience Modification Rate, or "EMR." For the year ended December 31, 2013, our Company wide TRIR, DART and EMR were 1.78, 1.11 and 0.60, respectively. For the year ended December 31, 2012, our Company wide TRIR, DART and EMR were 1.83, 1.32 and 0.51, respectively.
In order to protect our employees, continue to lower our incident rates, and satisfy our customers' demands to retain the best service providers with the lowest TRIR, DART and EMR rates, we are fully committed to continuously improving our health and safety performance. Following the acquisition of Safety-Kleen in December 2012, as part of our continuous improvement effort, we fully integrated the Health and Safety programs of Safety-Kleen and legacy Clean Harbors. All employees recognize the importance of protecting themselves, their fellow employees, their customers, and all those around them from harm. This commitment is supported by the philosophies and Golden Rules of Safety that is the cornerstone of the Safety Starts with Me: Live It 3-6-5 program. Live It 3-6-5 is our dedication to the safety of our workers through each and every employee’s commitment to our three Safety philosophies, our six Golden Rules of Safety and each employee’s five personal reasons why they choose to be safe both at work, on the road and at home.
Compliance
We regard compliance with applicable environmental regulations as a critical component of our overall operations. We strive to maintain the highest professional standards in our compliance activities. Our internal operating requirements are in many instances more stringent than those imposed by regulation. Our compliance program has been developed for each of our waste management facilities and service centers under the direction of our compliance staff. The compliance staff is responsible for facilities permitting and regulatory compliance, compliance training, transportation compliance, and related record keeping. To ensure the effectiveness of our regulatory compliance program, our compliance staff monitors daily operational activities. We also have an Environmental Health and Safety Compliance Internal Audit Program designed to identify any weaknesses or opportunities for improvement in our ongoing compliance programs. We also perform periodic audits and inspections of the disposal facilities owned by other companies which we utilize.
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
The principal elements of our business strategy are to:

•
Expand Service Offerings and Geographic Coverage—We believe our Technical and Industrial and Field Services segments have a competitive advantage, particularly in areas where service locations are located at or near a treatment, storage and disposal facility, or "TSDF." By opening additional service locations in close proximity to our TSDFs, we believe that we can, with minimal capital expenditures, increase our market share within the Industrial and Field Services segment. We believe this will drive additional waste to our existing facilities, thereby increasing utilization and enhancing overall profitability. Furthermore, we believe we can expand our Oil and Gas Field Services segment across a broader geographic area, thereby providing additional services to new markets.

•
Cross-Sell Across Segments—We believe the breadth of our service offerings allows us to provide additional services to existing customers. In particular, we believe we can provide industrial and field services to customers that traditionally have only used our technical services and technical services to customers that use our industrial services or oil and gas field services.  In addition, with the acquisition of Safety-Kleen in late 2012, we began the process of selling our technical and industrial services to Safety-Kleen’s customer base, while also cross selling Safety-Kleen’s services, such as parts washers and recycling services, to legacy Clean Harbors customers.  We believe leveraging our ability to cross-sell across our segments will drive additional revenue for the Company.

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

•
Pursue Selective Acquisitions—We actively pursue accretive acquisitions in certain services or market sectors where we believe such acquisitions can enhance and expand our business. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share.

•
Focus on Cost, Pricing and Productivity Initiatives—We continually seek to increase efficiency and to reduce costs in our business through enhanced technology, process efficiencies and stringent expense management.

Acquisitions
An element of our business strategy involves expansion through the acquisition of businesses that complement our existing company and creates multiple opportunities for profitable growth.
On September 13, 2013, we acquired 100% of the outstanding common shares of Evergreen Oil, Inc. (“Evergreen”) for approximately $55.9 million in cash. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil and is currently the second-largest collector of used oil in California. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services.
On December 28, 2012, we acquired 100% of the outstanding common shares of Safety-Kleen for approximately $1.26 billion in cash. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and environmental services to commercial, industrial and automotive customers in North America.
Additional information relating to our acquisition activities during fiscal years 2013, 2012 and 2011 is set forth in Note 3, "Business Combinations," to our consolidated financial statements included in Item 8 of this report.
Protecting the Environment and Corporate Sustainability
Our core business is to provide industry, government and the public a wide range of environmental, energy and industrial services that protect and restore North America's natural environment.
As North America's premier provider of environmental as well as energy and industrial services, our first goal is to help our customers prevent the release of hazardous wastes into the environment. We are also the leading service provider in situations involving the recovery and decontamination of pollutants that have been released to the environment. This includes the safe destruction or disposal of those hazardous materials in a manner that ensures these materials are no longer a danger to the environment. When providing these services, we are committed to the recycling, reuse and reclamation of these wastes whenever possible using a variety of methods more fully explained below in the sections describing our general operations. Our Safety-Kleen branded services exemplify our commitment to sustainability and providing environmental solutions to the marketplace. Where possible, liquids such as solvents, chemicals and used oil are recycled to our high quality standards and made into useful products. Tolling programs provide a closed-loop cycle in which the customer’s spent solvents are recycled to their precise specifications and returned directly to them.
As the largest re-refiner and recycler of used oil in the world, our Safety-Kleen unit returns more than 146 million gallons of used oil to the marketplace each year as high quality lubricants and associated by-products. In 2013 alone, our re-refining process eliminated over one million metric tons of greenhouse gas ("GHG"), which is the equivalent of growing more than 29 million trees for 10 years in an urban environment, or taking over 200,000 passenger cars off the road for one year.
We have also become the leading North American provider of services to protect the ozone layer from the destructive effects of chlorofluorocarbons, or "CFCs," which are ozone layer depleting substances and global warming compounds that have global warming potentials up to 10,000 times more powerful than carbon dioxide. Global-warming potential is a relative measure of how much heat a green house gas traps in the atmosphere.
Clean Harbors has the most U.S. Environmental Protection Agency, or "EPA," approved CFC disposal capacity regulated under the Montreal Protocol, and we destroyed approximately 478,000 pounds of CFCs in 2013 at our El Dorado, Arkansas facility. The destruction of this volume of CFCs led to the creation of approximately 1.5 million metric tons of avoided carbon dioxide emissions, which is the equivalent of taking over approximately 312,000 passenger cars off the road for one year. These emissions reductions are eligible as carbon offsets credits in California's Cap and Trade Regime.
One of our most highly visible public programs for various governmental and community entities involves the removal of thousands of tons of hazardous wastes, from households throughout the United States and Canada, that might otherwise be improperly disposed of or become dangerous to the communities where they are stored.
As we provide these wide-ranging services throughout North America, we are committed to ensuring that our own operations are environmentally responsible. A sustainability executive now oversees all sustainability efforts which are guided by a formal policy, strategy and plan. We continue to build on our past efforts, such as implementing numerous energy efficiency improvements and various transportation initiatives. Our 1.5 Mw solar array at a closed and capped landfill in New Jersey continues to provide virtually all of the power for the ongoing operation of the onsite ground water decontamination pump and treatment system.
As part of our commitment to measuring and reducing our social and environmental impacts, Clean Harbors also launched multiple sustainability initiatives in 2013, including a resource consumption and GHG baseline measurement. The inventory from the project will complement our current energy conservation efforts across the company and will serve as the benchmark for our efforts moving forward.
To better manage risk and drive integrity throughout our supply chain, we have also initiated supply chain monitoring program. This program, along with additional processes and procedures in our purchasing function, will enable more responsible sourcing through our vendors and allow us to identify suppliers which share our values.
Competitive Strengths

•
Leading Provider of Environmental, Energy and Industrial Services—We are one of the largest providers of environmental, energy and industrial services and the largest operator of non-nuclear hazardous waste treatment facilities in North America. We provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations. Based on latest industry data, we service approximately 68% of North America's commercial hazardous incineration volume and 24% of North America's hazardous landfill volume.

•
Large and Diversified Customer Base—Our customers range from Fortune 500 companies to midsize and small public and private entities that span multiple industries and business types, including governmental entities. This diversification limits our credit exposure to any one customer and potential cyclicality to any one industry. The top ten industries we serviced as a percentage of our 2013 revenues totaled approximately 80% and included general manufacturing (17%), refineries and oil sands (15%), automotive (10%), chemical (10%), oil and gas production (9%), energy and consulting (6%), terminals and pipelines (4%), utilities (3%), oil and gas exploration (3%) and brokers (3%).

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

•
Integrated Network of Assets—We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from origin through disposal and to efficiently direct and internalize our waste streams to reduce costs. As our processing of wastes increases, our size allows us to increase our profit margins as we can internalize a greater volume of waste in our incinerators and landfills.

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

•
Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 14 executive officers collectively have over 291 years of experience in the environmental, energy and industrial services industries. Our Chief Executive Officer founded our Company in 1980, and the average experience of the 13 other members of the executive management team is approximately 20 years.

Operations
General
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
Conversely, typically during the first quarter of each year there is more demand for our Industrial and Field Services and Oil and Gas Field Services segments due to the cold weather, particularly in Alberta, Canada, and less demand during the warmer months. The main reason for this is that the areas we service in Alberta are easier to access when the cold conditions make the terrain more suitable for companies to deploy their equipment. During the warmer months, thawing and muddy conditions may impede deployment of equipment.
Geographical Information.    For the year ended December 31, 2013, we generated $2,376.2 million or 67.7% of revenues in the United States and Puerto Rico, $1,125.0 million or 32.1% of revenues in Canada, and less than 1% of revenues in other international locations. For the year ended December 31, 2012, we generated $1,254.2 million or 57.3% of revenues in the United States and Puerto Rico, $933.0 million or 42.6% of revenues in Canada, and less than 1% of revenues in other international locations. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 17, "Segment Reporting," to our consolidated financial statements included in Item 8 of this report.
Technical Services
These services involve the collection, transportation, treatment and disposal of hazardous and non-hazardous wastes, and include resource recovery, physical treatment, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks are dispatched to pick up customers' wastes either on a predetermined schedule or on-demand, and to deliver the wastes to permitted facilities, which are usually Company-owned. Our service centers can also dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.
Collection, Transportation and Logistics Management.    As an integral part of our services, we collect industrial wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate wastes in containers, such as 55 gallon drums, bulk storage tanks or 20 cubic yard roll-off containers. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads.

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
We operate a network of TSDFs that collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. These facilities hold special permits, such as Part B permits under the Resource Conservation and Recovery Act, or "RCRA," in the United States, which allows them to process waste through various technologies including recycling, incineration, and landfill and wastewater treatment.
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
Incineration.    Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at high temperatures. High temperature incineration effectively eliminates organic wastes such as herbicides, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludge or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for polychlorinated biphenyls, or "PCB," and dioxins.
As of December 31, 2013, we had eight active incinerators operating in five incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual capacity of approximately 58,800 tons and three solids and liquids capable incineration facilities with a combined estimated annual capacity of approximately 327,400 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual capacity of approximately 94,000 tons. We are in the process of permitting a new incinerator at our El Dorado, Arkansas facility, which we intend to construct over 2014-2015 with completion projected in late 2015. This new incinerator is expected to add approximately 65,000 tons of additional capacity.
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
Our incineration facilities in Lambton, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic wastes. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.
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
Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2013, the useful economic lives of these landfills include approximately 23.9 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 35.0 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this unpermitted additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 4.8 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.

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
Oil Re-refining and Recycling
The used oil collected by our SK Environmental Services branch network is processed or re-refined to convert into a variety of products, mostly base lubricating oils, and much smaller quantities of asphalt-like material, glycols and fuels. As the largest re-refiner of used oil in the world, we process the used oil we collect through our three re-refineries located in East Chicago, Indiana, Newark, California and Breslau, Ontario. Our primary goal is to produce and sell high-quality blended oils, which are created by combining our re-refined base oils with performance additives in accordance with our proprietary formulations and American Petroleum Institute licenses. Our “green” proprietary brand, EcoPower, is sold to on and off-road corporate fleets, government entities, automotive service shops and industrial plants, which are serviced through our extensive U.S. and Canada-wide distributor network. We also sell unbranded blended oils to distributors that resell it under their private label brand. The base oil we do not blend and sell ourselves is sold to independent blenders/packagers that use it to blend their own branded or private label oils. With more than 200 million gallons of used oil processed annually, we were able to return in 2013 over 146 million gallons of new re-refined oil and lubricants back into the marketplace.
SK Environmental Services
Our Safety-Kleen service brand offers an array of environmental services and complementary products to a diverse range of customers including automobile repair shops, car and truck dealers, metal fabricators, machine manufacturers, fleet maintenance shops and other automotive, industrial and retail customers.
As the largest provider of parts cleaning services in North America, our Safety-Kleen operation offers a complete line of specially designed parts washers to customer locations and then delivers recurring service that includes machine cleaning and maintenance and the disposal and replacement of clean solvent or aqueous fluids. We performed over 900,000 parts washer services in 2013. We also sell allied products including degreasers, glass and floor cleaners, hand cleaners, absorbents, antifreeze, windshield washer fluid, mats and spill kits. For 2013, we enhanced our focus on key vertical markets and also introduced six new parts washer products that deliver new and innovative technologies to better meet the needs of today’s customer. These include our new REVO3000 state of the art automatic Paint Gun Cleaner as well as a full line of onsite solvent recycler options.
Utilizing our collection network, we provide the pickup and transportation of hazardous and non-hazardous containerized waste for recycling or disposal, primarily through the Clean Harbors network of recycling and waste treatment and disposal facilities. Some of the collected waste consists of used oil which serves as feedstock for our oil re-refineries, although a portion of the used oil brought to the re-refineries is either not suitable for re-refining or cannot be re-refined because we do not have sufficient re-refining capacity at a specific point in time. That oil is processed into recycled fuel oil, or “RFO.” The RFO is then sold to various customers, such as asphalt plants, industrial plants, pulp and paper companies, and vacuum gas oil and marine diesel oil producers.
Our vacuum services provide the removal of solids, residual oily water and sludge and other fluids from customers' oil/water separators, sumps and collection tanks. We also remove and collect waste fluids found at large and small industrial locations, including metal fabricators, auto maintenance providers, and general manufacturers.
We provide total project management services in areas such as chemical packing, on-site waste management, remediation, compliance training and emergency spill response, while leveraging the Clean Harbors network of Technical and Field Services centers and capabilities.
Industrial and Field Services
Industrial services include a wide range of industrial maintenance services and specialty industrial services provided at refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing, and power generation facilities. We provide these services throughout North America, including a presence in the oil sands region in Alberta, Canada.
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

Field services provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Our field service crews and equipment are dispatched on a planned or emergency basis, and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup, railcar cleaning, product recovery and transfer, scarifying and media blasting and vacuum services. Additional services include used oil and oil products recycling. Other services include filtration and water treatment services.
We are a leader in providing response services for environmental emergencies of any scale from man-made disasters, such as oil spills, and natural disasters such as hurricanes.
Oil and Gas Field Services
These services support exploration, drilling and production programs for oil and gas companies.
Seismic and Right-of-Way: On the exploration side, we provide integrated seismic and right-of-way services for efficient resource discovery and site preparation.  These services include: (i) seismic surveying that minimizes costs, environmental impact, and time in field; (ii) mulching/line clearing that expedites additional geophysical activities and minimizes environmental impact; (iii) shot-hole drilling that provides safe and efficient operations in every terrain, including hostile and inaccessible regions; and (iv) borehole directional services that improve the efficient installation of pipeline, fiberoptic, cable, gas, water and sewer lines
Surface Rentals:  These services support oil and gas companies' drilling and well completion programs. Key to our services is our ability to provide solids control to support the drilling process. Our technologies help manage liquids, solids and semi-solid material during the drilling operation, and include centrifuges, tanks, and drilling fluid recovery. We also can provide container rentals for the safe collection of drill cuttings and other wastes, as well as manage disposal for drilling fluids and solids. We also supply surface rental equipment to support drill sites by providing wellsite trailers, wastewater treatment systems and holding tanks, light towers, and generators and handling tools.

Oilfield Transport and Production: These services support oil and gas companies drilling and production programs. On the drilling side, we provide vehicles and service for fluids hauling and disposal for turnkey operations. We also provide services and equipment for rig site cleanups, turnarounds and tank cleaning. On the production side, our downhole well cleaning and maintenance services help increase well productivity. Our other services include hydro-excavation, pressure/hydro testing equipment that tests facilities, lines and wellheads before operations startups, and rental production equipment for sour crude oil and gas well production.

Competition
The hazardous waste management industry in which we compete is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from national and regional waste services companies and hundreds of privately-owned firms. Philip Services Corp., or "PSC," Veolia Environmental Services, or "Veolia," and Waste Management, Inc., or "WM," are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the environmental services offered by us.
Under federal and state environmental laws in the United States, generators of hazardous wastes remain liable for improper disposal of such wastes. Although generators may hire various companies that have the proper permits and licenses, because of the generators' potential liability, they are very interested in the reputation and financial strength of the companies they use for the management of their hazardous wastes. We believe that our technical proficiency and reputation are important considerations to our customers in selecting and continuing to utilize our services.
We believe that the depth of our recycling, treatment and disposal capabilities and our ability to collect and transport waste products efficiently, quality of service, safety, and pricing are the most significant factors in the market for treatment and disposal services.
For our Technical Services segment, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe the availability of skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this service industry.
For our Oil Re-refining and Recycling and SK Environmental Services segments, competitors vary by locality and by type of service rendered, with competition coming from Heritage Crystal Clean, FCC Environmental, and Veolia, along with several regional and local firms.
For our Industrial and Field Services segment, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer energy or industrial services. CEDA International Corporation and Newalta in Canada, and PSC and Veolia in the United States, are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the industrial and field services offered by us. We believe the availability of specialized equipment, skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this industry.
For our Oil and Gas Field Services segment, competitors vary by locality and type of service provided, with competition coming from national, regional and local service providers. Some of these competitors are able to provide one or more of the oil and gas services offered by us. Others only provide a limited range of equipment or services tailored for local markets. Competition is based on a number of factors, including safety, quality, performance, reliability, service, price, response time, and, in some cases, breadth of service offering.
The principal methods of competition for all of our services are price, quality, reliability of service rendered and technical proficiency. We believe that we offer a more comprehensive range of environmental, energy and industrial services than our competitors in major portions of our service territory.
Employees
As of December 31, 2013, we employed approximately 13,000 active full-time employees, of which 600 in the United States and 900 in Canada were represented by labor unions. We believe that our relationship with our employees is satisfactory. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.
Intellectual Property
We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. As of December 31, 2013, we held a total of 54 U.S. and 87 foreign patents (which will expire between 2014 and 2031), and 65 U.S. and 150 foreign trademarks. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
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
We dispose of wastes at our incineration, wastewater treatment and landfill facilities, or at facilities owned and operated by other firms that we have audited and approved. Typically, we apply established technologies to the treatment, storage and recovery of hazardous wastes. We believe our operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.
Insurance and Financial Assurance
Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $80.0 million, $77.0 million and $77.0 million, respectively, per year, subject to retentions of $2.0 million per occurrence for auto and commercial general liability and $1.0 million for employers' liability in the United States and Canada. We also have workers' compensation insurance whose limits are established by state statutes. Our auto liability policy does provide the first $5.0 million of transportation pollution insurance.
We have pollution liability insurance policies covering potential risks in three areas: as a contractor performing services at customer sites, as a transporter of waste and as a processor of waste at our facilities. The contractor's pollution liability insurance has limits of $20.0 million per occurrence and $25.0 million in the aggregate, covering offsite remedial activities and associated liabilities.
For in-transit pollution liability, the pollution liability policy provides coverage for up to $60.0 million per occurrence and $85.0 million aggregate excess above the primary $5.0 million auto liability policy. The combined policies provide us with coverage for up to $65.0 million per occurrence and $90.0 million aggregate for sudden and accidental occurrences during transportation of waste from the time waste is picked up from a customer until its delivery to the final disposal site. A $2.0 million deductible per occurrence applies to this coverage in the United States and Canada.
Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA, the Toxic Substances Control Act, and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate for sudden occurrences, and $3.0 million per occurrence and $6.0 million in the aggregate for non-sudden occurrences. Our liability insurance coverage meet or exceed all federal and state regulations.
Our international operations are insured under locally placed insurance policies for insurance that are compulsory to place in a specific country. In addition, we have a global foreign liability policy that will provide excess and difference in condition coverage in all international countries.
Under our insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the actuarial calculation of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of companies in other industries.
Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2013, our total estimated closure and post-closure costs requiring financial assurance by regulators were $404.4 million for our U.S. facilities and $26.9 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trust, letters of credit and insurance from a qualified insurance company. The closure and post-closure obligations of our U.S. facilities will renew in 2014. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2014, as well as letters of credit. In connection with obtaining such insurance and surety bonds, we have provided our insurance companies $81.5 million of letters of credit which we obtained from our lenders under our revolving credit agreement.
Environmental Regulation
While our business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself is the subject of extensive and evolving regulation by federal, state, provincial and local authorities. We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests, and public hearings are required before the approvals can be issued. We have acquired all operating permits and approvals now required for the current operation of our business, and have applied for, or are in the process of applying for, all permits and approvals needed in connection with continued operation and planned expansion or modifications of our operations.
We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. We cannot predict the extent to which any environmental legislation or regulation that may be enacted or enforced in the future may affect our operations.
United States Hazardous Waste Regulation
Federal Regulations.    The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act, or "RCRA," the Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," also known as the "Superfund Act," the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act, or "TSCA."
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
Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements (the Part B permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 8, "Closure and Post-Closure Liabilities," and Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for a discussion of our environmental liabilities. See "Insurance and Financial Assurance" above for a discussion of our financial assurance requirements.
The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report for a description of the principal such proceedings in which we are involved.
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
TSCA.    We also operate a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of TSCA. TSCA established a national program for the management of substances classified as polychlorinated biphenyls, or "PCBs," which include waste PCBs as well as RCRA wastes contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination at customer sites.
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
Health and safety standards under the Occupational Safety and Health Act, or "OSHA," are applicable to all of our operations.
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
Some states classify as hazardous some wastes that are not regulated under RCRA. For example, Massachusetts considers used oil as "hazardous waste" while RCRA does not. Accordingly, we must comply with state requirements for handling state regulated wastes, and, when necessary, obtain state licenses for treating, storing, and disposing of such wastes at our facilities.

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
Effective June 30, 2011, the Province of Quebec enacted the Clean Air Regulation to establish particulate and gas emissions standards, opacity standards, air quality standards and measures to prevent, eliminate or reduce the emissions of contaminants into the atmosphere. As of December 31, 2013, all of our active Province of Quebec operations were below the minimum required particulate and gas emissions, opacity, and air quality standards set by the Clean Air Regulation act.
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
As further discussed in Note 8, "Closure and Post-Closure Liabilities," and Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report, we have accrued environmental liabilities as of December 31, 2013, of $219.6 million. For the years ended December 31, 2013 and 2012, we spent $19.4 million and $11.2 million, respectively, to address environmental liabilities.
As discussed more fully above under the heading "Insurance and Financial Assurance," we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed the required financial assurance primarily through a qualified insurance company.
As described in Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material effect on our business and future prospects.
ITEM 1A.    RISK FACTORS
An investment in our securities involves certain risks, including those described below. You should consider carefully these risk factors together with all of the information included in this report before investing in our securities.
Risks Affecting All of Our Businesses
Our businesses are subject to operational and safety risks.
Provision of environmental, energy and industrial services to our customers by all five of our business segments involves risks such as equipment defects, malfunctions and failures, and natural disasters, which could potentially result in releases of hazardous materials, injury or death of our employees, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers.
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
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. During and as of the end of each of 2013, 2012 and 2011, we determined that no asset write-downs were required; however, if conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2013, we recorded 33% of our revenues outside of the United States, primarily in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. These risks are non-cash exposures, and we manage these risks through normal operating and financing activities. However, we may not be successful in reducing the risks inherent in exposures to foreign currency fluctuations.

If we were unable to successfully integrate the businesses and operations of Safety-Kleen and our other recent and any future acquisitions and realize synergies in the expected time frame, our future results would be adversely affected.

We have in the past significantly increased the size of our Company and the types of services we offer to our customers through acquisitions including, in particular, our acquisition of Safety-Kleen, Inc. and its subsidiaries, or "Safety-Kleen," on December 28, 2012 for approximately $1.26 billion in cash. We anticipate that we will likely make additional acquisitions in the future. Much of the potential benefit of such completed and potential future acquisitions will depend on the combined company's ability to realize the anticipated benefits from combining the businesses of Clean Harbors and the acquired businesses through cost reductions in overhead, greater efficiencies, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Clean Harbors and the acquired companies must be successfully integrated. We may experience difficulties in such integration, and the integration process may be costly and time-consuming. Such integration will require the focused attention of both Clean Harbors' and their management teams, including a significant commitment of their time and resources.

If the combined company is not able to achieve these objectives, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected. The integration processes could also result in the loss of key employees, as well as the disruption of each company's ongoing businesses, failure to implement the business plan for the combined company, unanticipated issues in integrating operating, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and the acquired companies' customers and employees or to achieve the anticipated benefits of the acquisitions.

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect to acquire, all the outstanding common shares of most of our acquired companies, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.

Additional Risks Of Our Technical Services Business
The hazardous waste management business conducted by our Technical Services segment is subject to significant environmental liabilities.
We have accrued environmental liabilities valued as of December 31, 2013, at $219.6 million, substantially all of which we assumed in connection with certain acquisitions. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.
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
If we become unable to obtain at reasonable cost the insurance, surety bonds, letters of credit and other forms of financial assurance required for our facilities and operations, our business and results of operations would be adversely affected.

We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2013, our total estimated closure and post-closure costs requiring financial assurance by regulators were $404.4 million for our U.S. facilities and $26.9 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities from qualified insurance and surety companies. The closure and post-closure obligations of our U.S. facilities are insured by insurance policies written by qualified insurance companies, which will renew in 2014. In addition, we also utilize surety bonds and a funded trust. These bonds will renew at various dates throughout 2014. In connection with obtaining such insurance and surety bonds, we have provided our insurance companies $81.5 million of letters of credit which we obtained under our revolving credit agreement.
Our ability to continue operating our facilities and conducting our other operations would be adversely affected if we become unable to obtain sufficient insurance, surety bonds, letters of credit and other forms of financial assurance at reasonable cost to meet our regulatory and other business requirements. The availability of insurance, surety bonds, letters of credit and other forms of financial assurance is affected by our insurers', sureties' and lenders' assessment of our risk and by other factors outside of our control such as general conditions in the insurance and credit markets.
The hazardous waste management industry in which we participate is subject to significant economic and business risks.
The future operating results of our Technical Services segment may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities, minimize downtime and disruptions of operations, and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our Technical Services segment is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture and aerospace industries. If those cyclical industries slow significantly, the business that we receive from those industries is likely to slow.
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
Environmental and land use laws also impact our ability to expand our facilities. In addition, we are required to obtain governmental permits to operate our facilities, including all of our landfills. Even if we comply with all applicable environmental laws, we might not be able to obtain requisite permits from applicable governmental authorities to extend or modify such permits to fit our business needs.

If our assumptions relating to expansion of our landfills should prove inaccurate, our results of operations and cash flow could be adversely affected.
When we include expansion airspace in our calculation of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure and landfill closure and post-closure. It is possible that our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our belief that we will receive an expansion permit changes adversely in a significant manner, the landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment testing and lower prospective profitability may result due to increased interest accretion and depreciation or asset impairments related to the removal of previously included expansion airspace. In addition, if our assumptions concerning expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow.
Additional Risks Of Our Oil Re-refining and Recycling Business
Fluctuations in oil prices may have a negative effect on Safety-Kleen’s Oil Re-refining and Recycling business.
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
Additional Risks Of Our SK Environmental Services Business
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
Recent and potential changes in environmental laws and regulations may also adversely affect in the future Safety-Kleen's parts cleaning and other solvent related services. In particular, there has been a regulatory-driven shift away from solvents having higher volatile organic compounds, or ‘‘VOC,’’ as evidenced by the recent move of the Ozone Transport Commission representing several states to reduce the VOC limits for various products, including solvent used for parts cleaning or with paint-gun cleaning equipment. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require Safety-Kleen to modify or curtail its operations or replace or upgrade its facilities or equipment at substantial cost, which we may not be able to pass on to our customers, and we may choose to indemnify our customers from any fines or penalties they may incur as a result of these new laws and regulations. On the other hand, in some cases if new laws and regulations are less stringent, Safety-Kleen’s customers or competitors may be able to manage waste more effectively themselves, which could decrease the need for Safety-Kleen’s services or increase competition, which could adversely affect Safety-Kleen’s results of operations.

Safety-Kleen is subject to existing and potential product liability lawsuits.

Safety-Kleen has been named from time to time as a defendant in various product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2013, Safety-Kleen was involved in approximately 66 proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Although Safety-Kleen maintains insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), this insurance may not provide coverage for potential awards of punitive damages against Safety-Kleen. Although Safety-Kleen has vigorously defended, and we intend to continue to vigorously defend, Safety-Kleen and the safety of its products against all of these claims, these matters are subject to many uncertainties and outcomes are not predictable with assurance. Safety-Kleen may also be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available. If one or more of these claims were decided unfavorably against Safety-Kleen and the plaintiffs were awarded punitive damages, or if insurance coverage were not available for any such claim, our financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of these claims were decided unfavorably against Safety-Kleen, such outcome may encourage more lawsuits against us.

Safety-Kleen is dependent on third parties for the manufacturing of the majority of its equipment.

Safety-Kleen does not manufacture the majority of the equipment, including parts washers, that Safety-Kleen places at customer sites. Accordingly, Safety-Kleen relies on a limited number of third party suppliers for manufacturing this equipment. The supply of third party equipment could be interrupted or halted by a termination of Safety-Kleen’s relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If Safety-Kleen were not able to retain these providers or obtain its requests from them, Safety-Kleen may not be able to obtain alternate providers in a timely manner or on economically attractive terms, and as a result, Safety-Kleen may not be able to compete successfully for new business, complete existing engagements profitably or retain its existing customers. Additionally, if Safety-Kleen’s third party suppliers provide it with defective equipment, it may be subject to reputational damage or product liability claims which may negatively impact its reputation, financial condition and results of operations. Further, Safety-Kleen generally does not have long-term contracts with its third party suppliers, and as a result these suppliers may increase the price of the equipment they provide to Safety-Kleen, which may hurt Safety-Kleen’s results of operations.
Additional Risks Of Our Industrial and Field Services Business
A significant portion of our Industrial and Field Services business depends upon the demand for cleanup of major spills and other remedial projects and regulatory developments over which we have no control.
Our operations can be affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in the myriad of governmental regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter, and past financial performance for certain quarters may not be a reliable indicator of future performance for comparable quarters in subsequent years.

Additional Risks Of Our Oil and Gas Field Services Business
A large portion of our Oil and Gas Field Services business is dependent on the oil and gas industry in Western Canada, and declines in oil and gas exploration and production in that region could adversely affect our business.
Our oil and gas field services business generates well over 50% of its total revenues from customers in the oil and gas industry operating in Western Canada, although a majority of the services we provide to such customers relate to oil and gas production and refining which is less volatile than oil and gas exploration. Accordingly, declines in the general level of oil and gas exploration and production in Western Canada could potentially have significant adverse effects on our total revenues and profitability. Such declines occurred in 2008-2009 and could potentially occur in the future if reductions in the commodity prices of oil and gas result in reduced oil and gas exploration, production and refining. Such future declines could also be triggered by technological and regulatory changes, such as those affecting the availability and cost of alternative energy sources, and other changes in industry and worldwide economic and political conditions.
Many of our major customers in the oil and gas industry conduct a significant portion of their operations in the Alberta oil sands. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional drilling. While we believe our major involvement in the oil sands region will provide significant future growth opportunities, such involvement also increases the risk that our business will be adversely affected if future economic activity in the Alberta oil sands were to decline. Major factors that could cause such a decline might include a prolonged reduction in the commodity price of oil, future changes in environmental restrictions and regulations, and technological and regulatory changes relating to production of oil from the oil sands. Due to the downturn in worldwide economic conditions and in the commodity price of oil and gas which occurred in 2008-2009, certain of our customers delayed a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.
Our Oil and Gas Field Services business is subject to workforce availability.
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
As of December 31, 2013, we had outstanding $1.4 billion of senior unsecured notes and $140.3 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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

Our ability to make scheduled payments of principal or interest with respect to our debt, including our outstanding notes, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and on our future financial results. If we were unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.
Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.
Although our revolving credit agreement and the indentures governing our outstanding notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2013, up to an additional approximately $259.7 million for purposes of additional borrowings and letters of credit. The revolving credit agreement and the indentures governing our outstanding notes also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks would increase.
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
As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit facility requires, and our future credit facilities may require, us to maintain certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our revolving credit facility or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such credit facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal executive offices are in Norwell, Massachusetts where approximately 151,000 square feet is leased under arrangements expiring in 2022. There are also regional administrative offices in Texas, South Carolina and Alberta, Canada. Our properties are sufficient and suitable to our current needs.
We have a network of more than 400 service locations across 48 states, eight Canadian provinces, Puerto Rico, Mexico and Trinidad. Those service locations include service centers, branches, active hazardous waste management properties and used oil processing facilities. The service centers and branches are the principal sales and service centers from which we provide our environmental, energy and industrial services. The active hazardous waste management properties include incineration facilities, commercial and non-commercial landfills, wastewater treatment facilities, treatment, storage and disposal facilities ("TSDFs"), solvent recovery management and recycling facilities, locations specializing in polychlorinated biphenyls ("PCBs") management, oil accumulation centers, oil terminals and oil re-refineries. Some of our properties offer multiple capabilities. In addition, we have satellite and support locations. The following sets forth certain information as of December 31, 2013 regarding our properties. Our principal owned operating properties located in the United States are mortgaged as collateral under our revolving credit facility.
Service Centers, Satellite Locations and Branches
We have approximately 360 service centers, satellite locations and branches throughout the United States and Canada which serve as principal sales and service centers from which we provide parts cleaning services, containerized waste services, oil collection services and other environmental services.
Active Hazardous Waste Management Properties
Incineration Facilities.   We own five operating incineration facilities that have a total of eight incinerators with approximately 479.9 million tons of total practical capacity and an average utilization rate for 2013 of 91.4%.

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2013
Arkansas	2	95,072	88.9%
Nebraska	1	58,808	83.8%
Utah	1	66,815	88.6%
Texas	3	165,500	93.5%
Ontario, Canada	1	93,696	97.1%
	8	479,891	91.4%
Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by one fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate one active hazardous waste liquid injection incinerator. We are in the process of permitting a new incinerator at our El Dorado, Arkansas facility, which we intend to construct over 2014-2015 with completion projected in late 2015. We expect this new incinerator to add approximately 65,000 tons of additional capacity.
Commercial and Non-Commercial Landfills.  In the United States and Canada, we operate nine commercial landfills with approximately 28.7 million cubic yards of remaining highly probable airspace. Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators. See "Landfill Accounting" within Note 2, "Significant

Accounting Policies," to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
Wastewater Treatment Facilities. We operate a total of seven facilities, of which five are owned and two are leased, that offer a range of wastewater treatment technologies and customer services. Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying, and non-hazardous wastewater treatment.
Treatment, Storage and Disposal Facilities. We operate 22 TSDFs, of which 20 are owned and two are leased, in the United States and Canada. Our TSDFs facilitate the movement of materials among our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation skills and waste handling procedures, provide for the movement of customer waste streams.
Solvent Recovery Management and Recycling Operations. We own two facilities specializing in solvent recovery management.
PCB Management Facilities and Oil Storage or Recycling Capabilities. We operate ten facilities, of which seven are owned and three are leased, specializing in PCB management or providing oil recycling capabilities.
Oil Processing Facilities
Oil Accumulation Centers. We operate a total of nine accumulation centers, of which eight are owned and one is leased, used for accumulating waste oil from our branches.
Oil Terminals. We operate a total of 20 oil terminals, of which 14 are owned and six are leased, which collect or process used oil prior to delivery to re-refineries or distribution as RFO.
Oil Recycling and Re-refining Facilities. We own three oil re-refineries, two in the United States and one in Canada. With more than 200 million gallons of used oil processed annually, we were able to return in 2013 over 146 million gallons of new re-refined oil and lubricants back into the marketplace.
ITEM 3.    LEGAL PROCEEDINGS
See Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report for a description of legal proceedings.
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

	2013		2012
	High	Low	High	Low
First Quarter	$60.00	$48.22	$71.63	$60.18
Second Quarter	$61.28	$50.37	$69.25	$54.03
Third Quarter	$59.80	$50.23	$61.99	$47.61
Fourth Quarter	$64.12	$51.77	$61.72	$46.94
On February 14, 2014, the closing price of our common stock on the New York Stock Exchange was $54.97 and there were 366 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 26,000 additional stockholders beneficially held shares in street name on that date.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business, payment of our outstanding debt and any cash needs relating to the stock repurchase program. In addition, our current credit agreement and indentures limit the amount we could pay as cash dividends on, or for repurchase of, our common stock. See "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, AND CUSTOM PEER GROUP

Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, and an index of environmental services companies (custom peer group) compiled by CoreData. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2008, when our common stock closed at $31.72 per share.
ASSUMES $100 INVESTED ON JAN. 01, 2009
ASSUMES DIVIDEND REINVESTED
Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the fiscal quarter and year ended December 31, 2013, we did not repurchase any of our outstanding common stock or any other securities registered under the Securities Exchange Act of 1934, as amended.

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

	For the Year Ended December 31,
(in thousands except per share amounts)	2013	2012 (1)	2011	2010	2009
Income Statement Data:
Total revenues	$3,509,656	$2,187,908	$1,984,136	$1,731,244	$1,074,220
Income from continuing operations	95,566	129,674	127,252	127,721	35,247
Income from discontinued operations, net of tax	—	—	—	2,794	1,439
Net income	$95,566	$129,674	$127,252	$130,515	$36,686
Earnings per share: (2)
Basic	$1.58	$2.41	$2.40	$2.48	$0.74
Diluted	$1.57	$2.40	$2.39	$2.47	$0.74
Other Financial Data:
Adjusted EBITDA (3)	$510,105	$373,767	$350,008	$314,692	$157,580

	At December 31,
(in thousands)	2013	2012 (1) (As Adjusted)	2011	2010	2009
Balance Sheet Data:
Total assets	$3,953,678	$3,838,086	$2,085,803	$1,602,475	$1,401,068
Long-term obligations (including current portion) (4)	1,402,764	1,407,971	538,888	278,800	301,271
Stockholders' equity (2)	1,475,639	1,432,072	900,987	780,827	613,825
___________________________________________

(1)
The December 31, 2012 balance sheet has been adjusted for purchase price measurement period adjustments related to the Safety-Kleen acquisition as disclosed in Note 3, "Business Combinations," to our consolidated financial statements included in Item 8 of this report. These reclassifications and adjustments had no effect on consolidated net income, comprehensive income, cash flows or stockholders' equity for any of the periods presented.

(2)
We issued: (i) 4.8 million (stock-split adjusted) shares of common stock in July 2009 to the former holders of Eveready common shares as partial consideration for our acquisition of Eveready; and (ii) 6.9 million shares of our common stock in December 2012 upon the closing of a public offering for aggregate net proceeds of $369.3 million.

Basic and diluted earnings per share based on income from continuing operations for 2010 were $2.43 and 2.42 per share, respectively; and for 2009, they were both $0.71 per share.

(3)	See "Adjusted EBITDA" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report for a discussion of Adjusted EBITDA.

(4)	Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities and capital lease obligations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview and Highlights
We are North America’s leading provider of environmental, energy and industrial services. We serve a diverse customer base, including a majority of the Fortune 500, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency spill response, industrial cleaning and maintenance, and recycling services. Through our acquisition in December 2012 of Safety-Kleen, Inc. and its subsidiaries ("Safety-Kleen"), we are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and environmental services to commercial, industrial and automotive customers in North America.
Following our acquisition of Safety-Kleen, we made changes in early 2013 to the manner in which we manage our business, make operating decisions and assess our performance. The amounts presented for all periods in this discussion and analysis have been recast to reflect the impact of such changes. Under the new structure, we report the business in five reportable segments, including:

•
Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at Company-owned incineration, landfill, wastewater and other treatment facilities.

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

•
SK Environmental Services — provides a broad range of environmental services such as parts cleaning, containerized waste services, oil collection, and other complementary products and services, including vacuum services, allied products and other environmental services.

•
Industrial and Field Services — provides industrial and specialty services such as high-pressure and chemical cleaning, catalyst handling, decoking, material processing, and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. Also provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•
Oil and Gas Field Services — provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration and production, and power generation.

2013 Highlights
Total revenues for 2013 increased 60.4% to $3.51 billion from $2.19 billion in 2012. Increases in total revenue were primarily attributable to the integration of our Safety-Kleen business complemented by increases in Industrial and Field Services and Technical Services segments, which are more fully described in our Segment Performance section below under the heading "Direct Revenues." Income from operations in 2013 was $220.6 million compared with $202.2 million in 2012. Increases in income from operations were primarily due to increases in total revenue partially offset by increases in cost of revenues and selling, general and administration expenses, which included $17.5 million of integration costs and $13.6 million of non-cash adjustments related to the acquisition of Safety-Kleen. Adjusted EBITDA increased 36.5% to $510.1 million for 2013 from $373.8 million for 2012. Additional information, including a reconciliation of Adjusted EBITDA to Net Income, appears below under the heading "Adjusted EBITDA."

Segment Performance
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations for the years ended December 31, 2013, 2012 and 2011.

	Summary of Operations (in thousands)
	Year Ended December 31,			2013 over 2012		2012 over 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Third Party Revenues(1):
Technical Services	$1,023,926	$957,764	$910,896	$66,162	6.9%	$46,868	5.1%
Oil Re-refining and Recycling	583,567	—	—	583,567	100.0	—	—
SK Environmental Services	610,076	—	—	610,076	100.0	—	—
Industrial and Field Services	908,556	828,119	731,626	80,437	9.7	96,493	13.2
Oil and Gas Field Services	392,472	400,549	340,563	(8,077)	(2.0)	59,986	17.6
Corporate Items(2)	(8,941)	1,476	1,051	(10,417)	(705.8)	425	40.4
Total	$3,509,656	$2,187,908	$1,984,136	$1,321,748	60.4%	$203,772	10.3%
Direct Revenues(1):
Technical Services	$1,147,815	$991,696	$945,741	$156,119	15.7%	$45,955	4.9%
Oil Re-refining and Recycling	336,981	—	—	336,981	100.0	—	—
SK Environmental Services	770,745	—	—	770,745	100.0	—	—
Industrial and Field Services	866,979	787,253	695,893	79,726	10.1	91,360	13.1
Oil and Gas Field Services	399,500	409,353	343,192	(9,853)	(2.4)	66,161	19.3
Corporate Items(2)	(12,364)	(394)	(690)	(11,970)	(3,038.1)	296	42.9
Total	3,509,656	2,187,908	1,984,136	1,321,748	60.4	203,772	10.3
Cost of Revenues(3):
Technical Services	779,472	659,989	623,351	119,483	18.1	36,638	5.9
Oil Re-refining and Recycling	260,065	—	—	260,065	100.0	—	—
SK Environmental Services	550,968	—	—	550,968	100.0	—	—
Industrial and Field Services	632,668	569,265	505,091	63,403	11.1	64,174	12.7
Oil and Gas Field Services	303,770	301,699	242,468	2,071	0.7	59,231	24.4
Corporate Items(2)	15,690	9,668	9,081	6,022	62.3	587	6.5
Total	2,542,633	1,540,621	1,379,991	1,002,012	65.0	160,630	11.6
Selling, General and Administrative Expenses:
Technical Services	82,823	81,878	81,896	945	1.2	(18)	—
Oil Re-refining and Recycling	19,602	—	—	19,602	100.0	—	—
SK Environmental Services	107,364	—	—	107,364	100.0	—	—
Industrial and Field Services	57,359	59,057	54,422	(1,698)	(2.9)	4,635	8.5
Oil and Gas Field Services	27,667	30,606	22,854	(2,939)	(9.6)	7,752	33.9
Corporate Items	175,662	101,979	94,965	73,683	72.3	7,014	7.4
Total	470,477	273,520	254,137	196,957	72.0	19,383	7.6
Adjusted EBITDA
Technical Services	285,520	249,829	240,494	35,691	14.3	9,335	3.9
Oil Re-refining and Recycling	57,314	—	—	57,314	100.0	—	—
SK Environmental Services	112,413	—	—	112,413	100.0	—	—
Industrial and Field Services	176,952	158,931	136,380	18,021	11.3	22,551	16.5
Oil and Gas Field Services	68,063	77,048	77,870	(8,985)	(11.7)	(822)	(1.1)
Corporate Items	(190,157)	(112,041)	(104,736)	(78,116)	69.7	(7,305)	7.0
Total	$510,105	$373,767	$350,008	$136,338	36.5%	$23,759	6.8%
___________________________________

(1)	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Corporate Items revenues and costs of revenues for the year ended December 31, 2013 includes purchase price measurement period adjustments.

(3)	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: acquisitions, the general conditions of the oil and gas industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.
Technical Services direct revenues for the year ended December 31, 2013 increased 15.7%, or $156.1 million, from the comparable period in 2012 primarily due to growth in our treatment, storage and disposal network due to higher drum volumes, an increase in our wastewater treatment volumes, contributions from our remediation projects business and the integration of a portion of the Safety-Kleen business. Our incinerators generated a utilization rate of 91.4% compared to 90.3% in the comparable period of 2012, on 479.9 million total capacity. For the year ended December 31, 2012, direct revenues increased 4.9%, or $46.0 million, from the comparable period in 2011 primarily due to an increase in volumes being processed through our incinerators and landfills.
Our Oil Re-refining and Recycling and SK Environmental Services segments were added in 2013 due to our acquisition of Safety-Kleen in December 2012. For the year ended December 31, 2013, our Oil Re-refining and Recycling segment had direct revenues of $337.0 million consisting primarily of our base oil and blended oil sales. Our Oil Re-refining and Recycling segment experienced a decline in volumes of base and blended oil products late in the year as customers slowed purchases in anticipation of the base oil price decline that occurred in the beginning of 2014. For the year ended December 31, 2013, our SK Environmental Services segment, which is made up of our Safety-Kleen branches, had direct revenues of $770.7 million primarily consisting of our small quantity generator business, parts washers and waste oil collection business. In 2013, we conducted approximately 900,000 parts washer services on the nearly 200,000 parts washers that we handle for customers. In addition, we gathered just over 200 million gallons of waste oil, of which the vast majority went into our plants to be re-refined.
Industrial and Field Services direct revenues for the year ended December 31, 2013 increased 10%, or $79.7 million, from the comparable period in 2012 primarily due to our turnaround services and field services businesses which benefited from the full-year effect of several 2012 acquisitions. For the year ended December 31, 2012, direct revenues increased 13.1%, or $91.4 million, from the comparable period in 2011 primarily due to activity in the oil sands region, catalyst business and our lodging business which was partially offset by lower emergency response work.
Oil and Gas Field Services direct revenues for the year ended December 31, 2013 decreased 2.4%, or $9.9 million, from the comparable period in 2012 primarily due to lower rig count in Western Canada that resulted in a reduction in surface rental activity and decreased seismic activities, which is a cyclical business, partially offset by increases in our production services due to oil and flood cleanup work in Western Canada. For the year ended December 31, 2012, direct revenues increased 19.3%, or $66.2 million, from the comparable period in 2011 primarily due to fluids handling and surface rentals activity related to our acquisition of Peak Energy Services Ltd. in June 2011 and increased exploration activities partially offset by a reduction in the energy services business.
Corporate Items revenues decreased $12.0 million for the year ended December 31, 2013 from the comparable period in 2012 primarily due to the impact of fair value acquisition accounting adjustments on Safety-Kleen’s historical deferred revenue at December 28, 2012. Revenue for the five reportable segments for year ended December 31, 2013 excludes such adjustments to maintain comparability with future operating results and reflect how the Company manages the business.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing initiatives. We plan to continue to focus on achieving cost savings relating to purchased goods and services through a strategic sourcing initiative, but our efforts to reduce future operating expenses may not be successful.
Technical Services cost of revenues for the year ended December 31, 2013 increased 18.1%, or $119.5 million, from the comparable period in 2012 primarily due to increases in salaries, labor and employee benefits, outside transportation, materials and supplies and outside disposal and rail costs. These increases were due to the incremental 2013 revenue generated from the integration of a portion of the Safety-Kleen business into the Technical Services segment. For the year ended December 31, 2012, cost of revenues increased 5.9%, or $36.6 million, from the comparable period in 2011 primarily due to salaries, labor and employee benefits, outside transportation, chemicals and consumables and outside disposal and rail costs.
Our Oil Re-refining and Recycling and SK Environmental Services segments were added in 2013 due to our acquisition of Safety-Kleen in December 2012. For the year ended December 31, 2013, our Oil Re-refining and Recycling cost of revenues of $260.1 million primarily consisted of salaries, labor and employee benefits, outside transportation, oil materials and rail costs. For the year ended December 31, 2013, our SK Environmental Services cost of revenues of $551.0 million primarily consisted of salaries, labor and employee benefits, support of our branch network, transportation, used oil purchases and materials and supplies.
Industrial and Field Services cost of revenues for the year ended December 31, 2013 increased 11.1%, or $63.4 million, from the comparable period in 2012 primarily due to the costs of the incremental 2013 revenue consisting of salaries, labor and employee benefits, outside transportation and materials and supplies. For the year ended December 31, 2012, cost of revenues increased 12.7%, or $64.2 million, from the comparable period in 2011 primarily due to salary, labor and employee benefits and material and supplies. These increases resulted primarily from costs associated with our acquisitions in 2012 and 2011, including Peak in June 2011.
Oil and Gas Field Services cost of revenues for the year ended December 31, 2013 increased 0.7%, or $2.1 million, from the comparable period in 2012 primarily due to increases in salary, labor and employee benefits partially offset by reductions in surface rentals and seismic activities resulting in a reduction in lease operator costs. For the year ended December 31, 2012, cost of revenues increased 24.4%, or $59.2 million, from the comparable period in 2011 primarily due to salary, labor and employee benefits and subcontractor fees. These net increases resulted primarily from costs associated with our acquisitions in 2011.
Corporate Items cost of revenues increased $6.0 million for the year ended December 31, 2013 from the comparable period in 2012 primarily due to the impact on Safety-Kleen's non-cash acquisition inventory accounting adjustments at December 28, 2012.
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses for the year ended December 31, 2013, increased 1.2%, or $0.9 million, from the comparable period in 2012 primarily due to increases in salaries, employee benefits and year-over year increases in changes in environmental liability estimates partially offset by a decrease in bonuses. For the year ended December 31, 2012, selling, general and administrative expenses remained flat from the comparable period in 2011 as increases in salaries, employee benefits and year-over-year increases in changes in environmental liability estimates were offset by a decrease in bonuses.
Our Oil Re-refining and Recycling and SK Environmental Services segments were added in 2013 due to our acquisition of Safety-Kleen in December 2012. For the year ended December 31, 2013, our Oil Re-refining and Recycling selling, general and administrative expenses of $19.6 million primarily consisted of salaries, bonus and employee benefits. For the year ended December 31, 2013, our SK Environmental Services selling, general and administrative expenses of $107.4 million primarily consisted of salaries, bonus and employee benefits.
Industrial and Field Services selling, general and administrative expenses for the year ended December 31, 2013 decreased 2.9%, or $1.7 million, from the comparable period in 2012 primarily due to lower bonuses partially offset by increases in salaries and employee benefits. For the year ended December 31, 2012, selling, general and administrative expenses increased 8.5%, or $4.6 million, from the comparable period in 2011 primarily due to salaries and employee benefits as a result of our 2012 acquisitions.
Oil and Gas Field Services selling, general and administrative expenses for the year ended December 31, 2013 decreased 9.6%, or $2.9 million, from the comparable period in 2012 primarily due to lower salaries, bonus and employee benefits. For the year ended December 31, 2012, selling, general and administrative expenses increased 33.9%, or $7.8 million, from the comparable period in 2011 primarily due to increased salaries, employee benefits and travel costs as a result of our 2011 acquisitions.
Corporate Items selling, general and administrative expenses for the year ended December 31, 2013 increased 72.3%, or $73.7 million, from the comparable period in 2012 primarily due to our acquisition of Safety-Kleen resulting in increases in salaries, bonus and employee benefits, professional fees and system integration expenses. For the year ended December 31, 2012, selling, general and administrative expenses increased 7.4%, or $7.0 million, from the comparable period in 2011 primarily due to our acquisitions resulting in increases in salaries and employee benefits and professional fees, as well as increased travel costs, partially offset by lower incentive compensation.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies, therefore our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We use Adjusted EBITDA to enhance our understanding of our operating performance, which represents our views concerning our performance in the ordinary, ongoing and customary course of our operations. We historically have found it helpful, and believe that investors have found it helpful, to consider an operating measure that excludes certain expenses relating to transactions not reflective of our core operations.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$95,566	$129,674	$127,252
Accretion of environmental liabilities	11,541	9,917	9,680
Depreciation and amortization	264,449	161,646	122,663
Other (income) expense	(1,705)	802	(6,402)
Loss on early extinguishment of debt	—	26,385	—
Interest expense, net	78,376	47,287	39,389
Pre-tax, non-cash acquisition accounting inventory adjustment	13,559	—	—
Provision (benefit) for income taxes	48,319	(1,944)	57,426
Adjusted EBITDA	$510,105	$373,767	$350,008
Depreciation and Amortization

	Year Ended December 31,			2013 over 2012		2012 over 2011
(in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Depreciation of fixed assets	$212,520	$127,175	$99,860	$85,345	67.1%	$27,315	27.4%
Landfill and other amortization	51,929	34,471	22,803	17,458	50.6%	11,668	51.2%
Total depreciation and amortization	$264,449	$161,646	$122,663	$102,803	63.6%	$38,983	31.8%
Depreciation and amortization increased 63.6%, or $102.8 million, for the year ended December 31, 2013 compared to the comparable period in 2012 primarily due to the addition of Safety-Kleen and other acquisitions completed during the year. For the year ended December 31, 2012, depreciation and amortization increased 31.8%, or $39.0 million, compared to the comparable period in 2011. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in volumes at our landfill facilities and additional amortization resulting from an increase in other intangibles recorded for recent acquisitions.
Loss on Early Extinguishment of Debt

	Year Ended December 31,			2013 over 2012		2012 over 2011
(in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Loss on early extinguishment of debt	$—	$(26,385)	$—	$26,385	(100)%	$(26,385)	100%

During the year ended December 31, 2012, we recorded a $26.4 million loss on early extinguishment of debt in connection with a redemption and repurchase of our $520.0 million previously outstanding senior secured notes.

Interest Expense, Net

	Year Ended December 31,			2013 over 2012		2012 over 2011
(in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Interest expense	$78,883	$48,133	$40,187	$30,750	63.9%	$7,946	19.8%
Interest income	(507)	(846)	(798)	339	(40.1)%	(48)	6.0%
Interest expense, net	$78,376	$47,287	$39,389	$31,089	65.7%	$7,898	20.1%
The year-over-year increases in interest expense, net for 2013 and 2012 were primarily due to the issuance of $800.0 million of 5.25% senior unsecured notes in July 2012 and $600.0 million of 5.125% senior unsecured notes in December 2012, which was partially offset by our redemption and repurchase during the third quarter of 2012 of $520.0 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.
Provision (Benefit) for Income Taxes
Our effective tax rates for fiscal years 2013, 2012 and 2011 were 33.6%, (1.5)% and 31.1%, respectively. Our effective tax rate is affected by recurring items, such as tax rates in Canada and the relative amount of income we earn in Canada, which has increased due to our Canadian acquisitions. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the differences in our effective tax rate and in our U.S. federal income tax rate:
2013

•	A $10.5 million (7.3%) reduction resulting from rate differences between Canada and the U.S.

•	A $4.0 million (2.8%) reduction resulting from the release of unrecognized tax benefits including accrued interest and penalties.

•	A $2.9 million (2.0%) increase resulting from non-deductible meals and entertainment and penalty expense.
2012

•	A $52.4 million (41.0%) reduction resulting from the release of unrecognized tax benefits including accrued interest and penalties.

•	A $8.6 million (6.7%) reduction resulting from rate differences between Canada and the U.S.

•	A $1.7 million (1.3%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

•	A $2.2 million (1.7%) increase resulting from non-deductible transaction costs relating to the 2012 acquisitions.
2011

•	A $6.0 million (3.2%) reduction resulting from the release of unrecognized tax benefits including interest and penalties.

•	A $10.2 million (5.5%) reduction resulting from rate differences between Canada and the U.S.

•	A $2.2 million (1.2%) increase resulting from the annual calculation of accrued interest and penalties for uncertain tax positions.

•	A $2.2 million (1.2%) reduction resulting from a federal solar tax credit.

•	A $1.1 million (0.6%) reduction resulting from the partial release of a valuation allowance on our foreign tax credits.
Income tax expense for the year ended December 31, 2013 was $48.3 million compared to an income tax benefit of $1.9 million for the comparable period in 2012. The increase in expense in 2013 as compared to 2012 was primarily due to the benefit recorded in 2012. Income tax benefit for the year ended December 31, 2012 was $1.9 million compared to an income tax expense of $57.4 million for the comparable period in 2011. The benefit in 2012 was primarily due to a decrease in unrecognized tax benefits of $52.4 million (net of interest and penalties of $29.3 million) resulting from expiring statute of limitation periods related to a historical Canadian debt restructuring transaction.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013 and December 31, 2012, we had a remaining valuation allowance of $29.7 million and $26.3 million, respectively. The increase in valuation allowance primarily relates to the acquisition of Eveready and the continued losses by certain domestic and foreign operating entities. The total allowance as of December 31, 2013 consisted of $13.4 million of foreign tax credits, $7.0 million of state net operating loss carryforwards, $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $7.3 million of foreign net operating loss carryforwards. The allowance as of

December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.
Our accounting policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of December 31, 2013 and 2012 included accrued interest and penalties of $0.2 million and $1.4 million, respectively. Tax expense for the years ended December 31, 2013, 2012, and 2011 included interest and penalties, net of federal benefit, of $0.2 million, $1.7 million and $3.4 million, respectively.
Acquisition of Evergreen Oil, Inc.
On September 13, 2013, we acquired 100.0% of the outstanding common shares of Evergreen Oil, Inc. (“Evergreen”) for approximately $55.9 million in cash, net of cash acquired. The purchase price is subject to adjustment upon finalization of Evergreen’s net working capital balance as of the closing date. As of December 31, 2013, we finalized the purchase accounting for the acquisition of Evergreen, except for the other assets, environmental liabilities, taxes and goodwill. The impact of the purchase accounting measurement period adjustments was not material to the financial statements. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil and is currently the second-largest collector of used oil in California. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables us to further penetrate the small quantity waste generator market and further expand our oil re-refining, oil recycling and waste treatment capabilities.
Liquidity and Capital Resources

	For the years ended December 31,
(in thousands)	2013	2012	2011
Net cash from operating activities	$415,839	$324,365	$179,531
Net cash used in investing activities	(345,512)	(1,572,636)	(480,181)
Net cash from financing activities	13,126	1,217,868	258,740
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2013 was $415.8 million, an increase of 28.2%, or $91.5 million, compared with net cash from operating activities for the year ended December 31, 2012. The change was primarily the result of increases in depreciation and amortization due to the addition of Safety-Kleen and other acquisitions completed during the year, partially offset by a net increase in working capital and lower net income. For the year ended December 31, 2012, net cash from operating activities was $324.4 million, an increase of 80.7%, or $144.8 million, compared with cash from operating activities for the year ended December 31, 2011. The change was primarily the result of a net decrease in working capital items and increases in depreciation and amortization.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2013 was $345.5 million, a decrease of 78.0%, or $1,227.1 million, compared with cash used in investing activities for the year ended December 31, 2012. The change was primarily the result of our 2012 acquisition of Safety-Kleen partially offset by an increase in 2013 capital expenditures. For the year ended December 31, 2012, net cash used in investing activities was $1,572.6 million, an increase of 227.5%, or $1,092.5 million, compared with cash used in investing activities for the year ended December 31, 2011. The increase was primarily due to the approximately $1.26 billion of cash paid to acquire Safety-Kleen on December 28, 2012.
Net cash from financing activities
Net cash from financing activities for the year ended December 31, 2013 was $13.1 million, a decrease of 98.9%, or $1,204.7 million, compared to net cash from financing activities for the year ended December 31, 2012. The change in cash provided from financing activities was due primarily to the issuance of debt and common stock in 2012 related to the acquisition of Safety-Kleen. For the year ended December 31, 2012, net cash from financing activities was $1,217.9 million, an increase of $959.1 million, compared to net cash from financing activities for the year ended December 31, 2011. The increase in net cash from financing activities was due primarily to the issuance of $600.0 million of 5.125% senior unsecured notes due 2021 and sale of 6.9 million shares of our common stock at a public offering price of $56.00 per share to fund the acquisition of Safety-Kleen, and the issuance of $800.0 million of 5.25% senior unsecured notes due 2020 to fund a substantial portion of the redemption and repurchase in 2012 of then outstanding $520.0 million of 7.625% senior secured notes, with the balance used for acquisitions and other general corporate purposes.

Working Capital
We intend to use our existing cash and cash equivalents, marketable securities and cash flow from operations primarily to provide for our working capital needs and to fund capital expenditures and potential future acquisitions. We anticipate that our cash flow provided by operating activities will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At December 31, 2013, cash and cash equivalents totaled $310.1 million, compared to $229.8 million at December 31, 2012. At December 31, 2013, cash and cash equivalents held by foreign subsidiaries totaled $73.6 million and were readily convertible into other foreign currencies including U.S. dollars. At December 31, 2013, the cash and cash equivalents balance for our U.S. operations was $236.5 million, and our U.S. operations had net operating cash flows from operations of $230.6 million for the year ended December 31, 2013. Additionally, we have a $400.0 million revolving credit facility of which approximately $259.7 million was available to borrow at December 31, 2013. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
On February 25, 2014, our Board of Directors authorized the repurchase of up to $150 million of our common stock. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs as well as any cash needs relating to the stock repurchase program. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at December 31, 2013, and our amended $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2013, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2013 vs 2012
(in thousands)	2013	2012 (As Adjusted)	$ Change	% Change
Closure and post-closure liabilities	$47,085	$44,047	$3,038	6.9%
Remedial liabilities	172,498	183,346	(10,848)	(5.9)%
Total environmental liabilities	$219,583	$227,393	$(7,810)	(3.4)%
Total environmental liabilities as of December 31, 2013 were $219.6 million, a decrease of 3.4%, or $7.8 million, compared to the comparable period in 2012 primarily due to increased expenditures partially offset by increased accretion. The increases in expenditures and accretion were primarily related to a full year effect of our acquisition of Safety-Kleen.
We anticipate our environmental liabilities, substantially all of which we assumed in connection with our acquisitions, will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. However, events not anticipated (such as future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition.

During each of 2013, 2012 and 2011, we benefited from reductions in our environmental liabilities due to changes in estimates recorded to the statement of income. The benefits over these years were primarily due to the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. The principal changes in estimates were from the following items:
In 2013, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income was $3.7 million and primarily related to two sites. One site received site closure approval, which resulted in reevaluating and removing certain compensation costs, and at the other site we received a favorable notification from the potentially responsible parties, or "PRPs," group which indicated that the Interim Remedial Measure work had been completed and was fully funded by a trust held by the regulatory agency and from funds collected from settling PRPs.
In 2012, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income was $8.5 million and primarily related to five sites. Updates to the scope of future work at two sites, installation of new technology at a third site and favorable environmental studies at a fourth site led to a reduction in remedial liabilities. The estimated savings from these four sites were partially offset by an increase in non-landfill retirement liabilities of $1.1 million primarily related to one site where the timing of the closure was accelerated.
In 2011, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income was $2.8 million and primarily related to four sites. Installation of a solar array system led to lower estimated future utility costs at one site; favorable environmental studies and regulatory approvals were obtained at a second and third site; and internal labor rather than external contractors was increasingly used at the fourth site. The estimated savings from the four sites were partially offset by an increase in remedial liabilities recorded at a fifth site due to a change in estimated costs following finalization of the corrective action plan.
Contractual Obligations
The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2013 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$501,875	$31,112	$48,867	$37,057	$384,839
Long-term debt	1,400,000	—	—	—	1,400,000
Interest on long-term obligations	504,563	72,750	145,500	145,500	140,813
Capital leases	2,930	1,472	1,458	—	—
Operating leases	175,598	46,222	63,766	35,004	30,606
Total contractual obligations	$2,584,966	$151,556	$259,591	$217,561	$1,956,258
The undiscounted value of closure, post closure and remedial liabilities of $501.9 million is equivalent to the present value of $219.6 million based on discounting of $194.5 million and the undiscounted remainder of $87.8 million to be accrued for closure and post-closure liabilities over the remaining site lives.
The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2013 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$140,300	$140,300	$—	$—	$—
We obtained the standby letters of credit described in the above table primarily as security for financial assurances which we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 10, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report for further discussion of our standby letters of credit and other financing arrangements.
Off-Balance Sheet Arrangements
Except for our obligations under operating leases and letters of credit described above under "Contractual Obligations" and performance obligations incurred in the ordinary course of business, we are not party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results, and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.
Capital Expenditures
We anticipate that 2014 capital spending will be approximately $200.0 million, exclusive of the construction of a new incinerator at our El Dorado, Arkansas facility, which will likely add $25.0 million to $30.0 million depending on the pace of this multi-year construction project. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Stockholder Matters
During the year ended December 31, 2013, the Compensation Committee of our Board of Directors granted a total of 114,453 performance stock awards that are subject to achieving predetermined revenue, EBITDA margin and total recordable incident rate goals by December 31, 2014 and also include continued service conditions. As of December 31, 2013, based on the year-to-date results of operations, management determined that none of the three performance criteria was considered probable to be achieved and as a result no stock-based compensation expense was recorded for the year ended December 31, 2013 with respect to the performance stock awards.
During the year ended December 31, 2012, the Compensation Committee of our Board of Directors granted a total of 70,511 performance stock awards that were subject to achieving predetermined revenue and EBITDA margin goals by December 31, 2013 and also included continued service conditions. As of December 31, 2013, the performance targets related to the 2012 performance stock awards were not met and therefore the performance stock awards granted in 2012 were forfeited.
On December 3, 2012, we completed a public offering of 6.9 million shares of our common stock at a public offering price of $56.00 per share. After deducting the underwriters’ discount and offering expenses payable by us, the net proceeds of the offering were approximately $369.3 million.
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
Revenue Allowance.    Due to the nature of our business and the complex invoices that result from the services we provide, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services we provide, our invoices are based on quotes that can either generate credits or debits when the actual revenue amount is known. Accordingly, based on our industry knowledge and historical trends, we record a revenue allowance. Increases in overall sales volumes and the expansion of our customer base in recent years have also increased the volume of additions and deductions to the allowance during the year, as well as increased the amount of the allowance at the end of the year.
Our revenue allowance is intended to cover the net amount of revenue adjustments that may need to be credited to customers' accounts in future periods. We determine the appropriate total revenue allowance by evaluating the following factors on a customer-by-customer basis as well as on a consolidated level: historical collection trends, age of outstanding receivables, existing economic conditions and other information as deemed applicable. Revenue allowance estimates can differ materially from the actual adjustments, but historically our revenue allowance has been sufficient to cover the net amount of the reserve adjustments recorded in subsequent reporting periods.
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
Landfill Accounting.    We amortize landfill improvements and certain landfill-related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. We also utilize the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as discussed below, we include probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. If we determine that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time we make the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.
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
As of December 31, 2013, there were two unpermitted expansions at two locations included in management's landfill calculation, which represented 19.1% of our remaining airspace at that date.
Exceptions to the criteria set forth above are approved through a landfill-specific approval process that includes approval from our Chief Financial Officer and review by the Audit Committee of our Board of Directors. As of December 31, 2013 and 2012, none of the unpermitted expansions were considered exceptions to management's established criteria described above. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2013 and 2012 was $27.6 million and $26.7 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities at least every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2013 and 2012 was $19.5 million and $17.4 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2013 and 2012 was $172.5 million and $183.3 million, respectively. See Note 9, "Remedial Liabilities," to our consolidated financial statements in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2013 and 2012. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third party. As described in Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
Goodwill and Indefinite-Lived Intangible Assets.    Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the implied value of the goodwill.
We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and / or qualitative factors. At December 31, 2013, we had seven reporting units. The Technical Services, Oil Re-refining and Recycling, SK Environmental Services and Oil and Gas Field Services segments each constitute a reporting unit. The Industrial and Field Services segment includes three reporting units: Industrial Services, Lodging Services and Field Services.
We conducted our annual impairment test of goodwill for all of our seven reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values. As of December 31, 2013, the fair value of all reporting units, except for the Oil Re-refining and Recycling reporting unit, was determined using solely an income approach (a discounted cash flow analysis) as the fair value for the reporting units significantly exceeded the respective carrying value. We corroborated our approach by considering other factors such as the fair value of comparable companies to our reporting units. We also performed a reconciliation of the fair value of all reporting units to our overall market capitalization.
The fair value of the Oil Re-refining and Recycling reporting unit in 2013 was determined using the income approach and the market approach (a comparison to guideline companies). The fair value of the reporting unit exceeded the carrying value by less than 10% at December 31, 2013. This reporting unit had lower than anticipated financial results that were primarily due to lower oil sales prices and a sales mix more weighted to base oil than blended oil. The lower sales prices reflected general economic conditions in the oil industry in 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $171.2 million at December 31, 2013, is affected by fluctuations in oil prices and sales mix. If the Oil Re-Refining and Recycling reporting unit does not achieve the financial performance that we expect, it is possible that a goodwill impairment charge may result. There can be no assurance that future events will not result in an impairment of goodwill.
During the second quarter of 2013, due to lower than anticipated results in the Oil and Gas Field Services reporting unit, we performed an interim sensitivity analysis of the impact of the lower than anticipated results on the reporting unit's fair value in the second quarter, and concluded the fair value of the reporting unit more likely than not exceeded its carrying value at June 30, 2013. The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $37.5 million at December 31, 2013, is affected by weather conditions and fluctuations in oil and gas prices.
As of December 31, 2012, we utilized the income approach (a discounted cash flow analysis) to determine the fair value of the Technical Services, Field Services, Industrial Services and Lodging Services reporting units as the fair value for these reporting units in 2012 significantly exceeded their respective carrying values. We corroborated the approach by considering other factors such as the fair value of comparable companies to our reporting units, and also performed a reconciliation of the fair value of all reporting units to our overall market capitalization. The fair value of the Oil and Gas Field Services reporting unit as of December 31, 2012 was determined using a weighted average of the income approach and the market approach (a comparison to guideline companies), weighted primarily on the income approach. We utilized a weighted-average of the income approach and the market approach as the fair value under the income approach did not significantly exceed the carrying value due to lower than anticipated financial results of the reporting unit in the third quarter of 2012. The lower than anticipated results were primarily due to the repositioning of certain assets and rental equipment in the second and third quarters of 2012 to meet changing market conditions and unfavorable rain and weather conditions in Western Canada. These changes in the business negatively affected our revenues and profitability. The fair value of the reporting unit exceeded its carrying value by more than 10% at December 31, 2012.
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangibles exceeded their carrying values at December 31, 2013. We will continue to closely monitor the performance of our indefinite-lived intangible assets. There can be no assurance that future events will not result in an impairment of indefinite-lived intangible assets.
Significant judgments are inherent in these analyses and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believe that the assumptions used in our impairment analyses are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The impairment analysis performed during the year ended December 31, 2013 utilized 2014 annual budgeted amounts. The discount rate assumptions were based on an assessment of our weighted average cost of capital. We did not record an impairment charge as a result of our goodwill impairment tests in 2013, 2012 and 2011 for our reporting units. We will continue to monitor the performance of our reporting units and if the business experiences adverse changes in these key assumptions, we will perform an interim goodwill impairment analysis.
Long-Lived Assets     Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation or amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. The impairment loss, if any, is measured as the excess of the carrying amount over the fair value of the asset and is recorded in the period in which the determination is made. Any resulting impairment losses recorded by us could have an adverse impact on our results of operations by either decreasing net income or increasing net loss. There were no impairment charges during the years ended December 31, 2013, 2012 and 2011.
Legal Matters.    As described in Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2013, we had reserves of $41.7 million consisting of (i) $34.6 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in the $219.6 million accrued environmental liabilities as of December 31, 2013 for closure, post-closure and remediation as described above, and (ii) $7.1 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $3.5 million more. Actual expenses incurred in future periods could differ materially from accruals established.
Provision for Income Taxes.    Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management's best estimate of future taxes to be paid. We are subject to income taxes in both the United States and in foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any U.S. tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2013, the amount of earnings for which no repatriation tax has been provided was $133.9 million. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. We establish a valuation allowance when, based on an evaluation of objective verifiable evidence, we believe it is more likely than not that some portion or all of deferred tax assets will not be realized.

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. We record interest and penalties on these uncertain tax positions as applicable as a component of income tax expense.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions relating to interest rate risk, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2013 (in thousands):

Scheduled Maturity Dates	2014	2015	2016	2017	2018	Thereafter	Total
Senior unsecured notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000
Senior unsecured notes due 2021	—	—	—	—	—	600,000	600,000
Capital lease obligations	1,329	1,435	—	—	—	—	2,764
	$1,329	$1,435	$—	$—	$—	$1,400,000	$1,402,764
Weighted average interest rate on fixed rate borrowings	5.2%	5.2%				5.2%
In addition to the fixed rate borrowings described in the above table, we had at December 31, 2013, variable rate instruments that included a revolving credit facility with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Commencing in 2013, we remit interest payments, in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and in the amount of $15.4 million each related to the $600.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2013, the Canadian subsidiaries transacted approximately 6.2% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $1.0 million and $2.3 million for the year ended December 31, 2013 and 2012, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 3, 2014

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2013	2012 (As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$310,073	$229,836
Marketable securities	12,435	11,778
Accounts receivable, net of allowances aggregating $18,106 and $11,125, respectively	579,394	546,136
Unbilled accounts receivable	26,568	27,072
Deferred costs	16,134	6,888
Inventories and supplies	152,096	176,478
Prepaid expenses and other current assets	41,962	75,765
Deferred tax assets	32,517	21,306
Total current assets	1,171,179	1,095,259
Property, plant and equipment, net	1,602,170	1,533,053
Other assets:
Deferred financing costs	20,860	21,657
Goodwill	570,960	579,715
Permits and other intangibles, net	569,973	590,044
Other	18,536	18,358
Total other assets	1,180,329	1,209,774
Total assets	$3,953,678	$3,838,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,329	$5,092
Accounts payable	316,462	257,911
Deferred revenue	55,454	50,973
Accrued expenses	236,829	246,354
Current portion of closure, post-closure and remedial liabilities	29,471	28,336
Total current liabilities	639,545	588,666
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,884 and $8,791, respectively	41,201	35,256
Remedial liabilities, less current portion of $23,587 and $19,545, respectively	148,911	163,801
Long-term obligations	1,400,000	1,400,000
Capital lease obligations, less current portion	1,435	2,879
Deferred taxes, unrecognized tax benefits and other long-term liabilities	246,947	215,412
Total other liabilities	1,838,494	1,817,348
Commitments and contingent liabilities
Stockholders' equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 60,672,180 and 60,385,453 shares, respectively	607	604
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	898,165	880,979
Accumulated other comprehensive (loss) income	(19,556)	49,632
Accumulated earnings	596,892	501,326
Total stockholders' equity	1,475,639	1,432,072
Total liabilities and stockholders' equity	$3,953,678	$3,838,086
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the years ended December 31,
	2013	2012	2011
Revenues:
Service revenues	$2,729,205	$2,063,160	$1,882,979
Product revenues	780,451	124,748	101,157
Total revenues	3,509,656	2,187,908	1,984,136
Cost of revenues: (exclusive of items shown separately below)
Service revenues	1,874,448	1,439,594	1,301,363
Product revenues	668,185	101,027	78,628
Total cost of revenues	2,542,633	1,540,621	1,379,991
Selling, general and administrative expenses	470,477	273,520	254,137
Accretion of environmental liabilities	11,541	9,917	9,680
Depreciation and amortization	264,449	161,646	122,663
Income from operations	220,556	202,204	217,665
Other income (expense)	1,705	(802)	6,402
Loss on early extinguishment of debt	—	(26,385)	—
Interest expense, net of interest income of $507, $846, and $798, respectively	(78,376)	(47,287)	(39,389)
Income before provision (benefit) for income taxes	143,885	127,730	184,678
Provision (benefit) for income taxes	48,319	(1,944)	57,426
Net income	$95,566	$129,674	$127,252
Earnings per share:
Basic	$1.58	$2.41	$2.40
Diluted	$1.57	$2.40	$2.39
Shares used to compute earnings per share — Basic	60,574	53,884	52,961
Shares used to compute earnings per share — Diluted	60,728	54,079	53,324
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Net income	$95,566	$129,674	$127,252
Other comprehensive (loss) income:
Unrealized gains on available-for-sale securities (net of taxes of $208, $177 and $174, respectively)	1,244	1,008	686
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $379)	—	—	(1,493)
Foreign currency translation adjustments	(70,791)	17,925	(18,264)
Unfunded pension liability (net of taxes of $123, $231 and $58, respectively)	359	(654)	(335)
Other comprehensive (loss) income	(69,188)	18,279	(19,406)
Comprehensive income	$26,378	$147,953	$107,846

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$95,566	$129,674	$127,252
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	264,449	161,646	122,663
Pre-tax, non-cash acquisition accounting inventory adjustments	13,559	—	—
Allowance for doubtful accounts	7,933	1,213	759
Amortization of deferred financing costs and debt discount	3,301	1,793	1,572
Accretion of environmental liabilities	11,541	9,917	9,680
Changes in environmental liability estimates	(3,682)	(8,458)	(2,840)
Deferred income taxes	31,119	34,163	37,836
Other (income) expense	(1,705)	802	(3,048)
Stock-based compensation	8,946	7,494	8,164
Excess tax benefit of stock-based compensation	(1,409)	(2,556)	(3,352)
Income tax benefit related to stock option exercises	1,399	2,546	3,347
Write-off of deferred financing costs and debt (premium) discount	—	5,341	—
Environmental expenditures	(19,416)	(11,191)	(11,319)
Changes in assets and liabilities:
Accounts receivable	(53,735)	54,373	(65,210)
Inventories and supplies	(1,144)	(12,871)	(11,696)
Other current assets	20,379	9,334	(25,065)
Accounts payable	37,117	5,930	(8,116)
Other current and long-term liabilities	1,621	(64,785)	(1,096)
Net cash from operating activities	415,839	324,365	179,531
Cash flows from investing activities:
Additions to property, plant and equipment	(280,207)	(197,397)	(148,513)
Proceeds from sales of fixed assets	4,699	8,125	6,794
Acquisitions, net of cash acquired	(63,264)	(1,373,921)	(336,960)
Additions to intangible assets including costs to obtain or renew permits	(6,740)	(4,046)	(2,927)
Purchase of marketable securities	—	(10,517)	—
Proceeds from sales of marketable securities	—	—	425
Proceeds from sale of long-term investments	—	—	1,000
Other	—	5,120	—
Net cash used in investing activities	(345,512)	(1,572,636)	(480,181)
Cash flows from financing activities:
Change in uncashed checks	12,268	(12,070)	9,822
Proceeds from exercise of stock options	400	288	1,350
Remittance of shares, net	(731)	(2,912)	(4,061)
Excess tax benefit of stock-based compensation	1,409	2,556	3,352
Deferred financing costs paid	(2,504)	(19,056)	(8,463)
Proceeds from employee stock purchase plan	7,425	6,196	3,516
Payments on capital leases	(4,891)	(6,599)	(7,837)
Proceeds from issuance of common stock, net	—	369,520	—
Principal payments on debt	—	(520,000)	—
Distribution of cash earned on employee participation plan	—	(55)	(189)
Issuance of senior unsecured notes, at par	—	1,400,000	—
Issuance of senior secured notes, including premium	—	—	261,250
Issuance costs related to issuances of common stock	(250)	—	—
Net cash from financing activities	13,126	1,217,868	258,740
Effect of exchange rate change on cash	(3,216)	(484)	423
Increase (decrease) in cash and cash equivalents	80,237	(30,887)	(41,487)
Cash and cash equivalents, beginning of year	229,836	260,723	302,210
Cash and cash equivalents, end of year	$310,073	$229,836	$260,723
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$75,627	$41,817	$31,201
Income taxes (received) paid	(8,162)	13,179	48,725
Non-cash investing and financing activities:
Property, plant and equipment accrued	33,214	29,788	18,682
Transfer of inventory to property, plant and equipment	11,369	—	—
Accrued working capital adjustments	—	(750)	3,694
Assets acquired through capital lease	—	154	1,807
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Shares Held Under Employee Participation Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value	Treasury Stock				Accumulated Earnings
Balance at January 1, 2011	52,772	$528	$(2,467)	$(777)	$488,384	$50,759	$244,400	$780,827
Net income	—	—	—	—	—	—	127,252	127,252
Elimination of treasury stock	—	—	2,467	—	(2,467)	—	—	—
Other comprehensive loss	—	—	—	—	—	(19,406)	—	(19,406)
Stock-based compensation	322	—	—	—	7,854	—	—	7,854
Issuance of restricted shares, net of shares remitted	(76)	—	—	—	(4,061)	—	—	(4,061)
Shares held under employee participation plan	—	—	—	308	—	—	—	308
Exercise of stock options	71	4	—	—	1,346	—	—	1,350
Net tax benefit on exercise of stock-based awards	—	—	—	—	3,347	—	—	3,347
Employee stock purchase plan	94	—	—	—	3,516	—	—	3,516
Balance at December 31, 2011	53,183	$532	$—	$(469)	$497,919	$31,353	$371,652	$900,987
Net income	—	—	—	—	—	—	129,674	129,674
Other comprehensive income	—	—	—	—	—	18,279	—	18,279
Stock-based compensation	168	—	—	—	7,494	—	—	7,494
Issuance of restricted shares, net of shares remitted	(48)	—	—	—	(2,912)	—	—	(2,912)
Issuance of common stock, net of issuance costs	6,900	69	—	—	369,451	—	—	369,520
Exercise of stock options	47	3	—	—	285	—	—	288
Net tax benefit on exercise of stock-based awards	—	—	—	—	2,546	—	—	2,546
Employee stock purchase plan	135	—	—	—	6,196	—	—	6,196
Balance at December 31, 2012	60,385	$604	$—	$(469)	$880,979	$49,632	$501,326	$1,432,072
Net income	—	—	—	—	—	—	95,566	95,566
Other comprehensive loss	—	—	—	—	—	(69,188)	—	(69,188)
Stock-based compensation	74	—	—	—	8,946	—	—	8,946
Issuance of restricted shares, net of shares remitted	(19)	—	—	—	(731)	—	—	(731)
Issuance costs related to issuances of common stock	—	—	—	—	(250)	—	—	(250)
Exercise of stock options	61	3	—	—	397	—	—	400
Net tax benefit on exercise of stock-based awards	—	—	—	—	1,399	—	—	1,399
Employee stock purchase plan	171	—	—	—	7,425	—	—	7,425
Balance at December 31, 2013	60,672	$607	$—	$(469)	$898,165	$(19,556)	$596,892	$1,475,639
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) OPERATIONS
Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is a leading provider of environmental, energy and industrial services throughout North America. On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen, Inc. and its subsidiaries (collectively, "Safety-Kleen"), which is the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and environmental services to commercial, industrial and automotive customers in North America.
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
Reclassifications
Following the acquisition of Safety-Kleen on December 28, 2012, the Company made changes in the first quarter of 2013 to the manner in which it manages its business, make operating decisions and assess performance. The amounts presented for all periods herein have been recast to reflect the impact of such changes. In addition, the December 31, 2012 balance sheet has been adjusted for purchase price measurement period adjustments related to the Safety-Kleen acquisition as disclosed in Note 3, "Business Combinations." Any prior period amounts that were recast as a result of purchase price measurement period adjustments related to the Safety-Kleen acquisition have been labeled "As Adjusted" herein. These reclassifications and adjustments had no effect on consolidated net income, comprehensive income, cash flows or stockholders' equity for any of the periods presented. The Company's revenues and cost of revenues in the consolidated statements of income have been reclassified to conform to the current year presentation.

Fair Value Valuation Hierarchy

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.
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
Marketable Securities
The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. Unrealized gains and losses are reported, net of tax, as a component of other comprehensive income. At December 31, 2013 and 2012, marketable securities were $12.4 million and $11.8 million, respectively. Marketable securities are classified as Level 1 in the fair value hierarchy.
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
Credit Concentration
Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company maintains strict policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. As of December 31, 2013 and 2012, no individual customer accounted for more than 10% of net accounts receivable. During each of the years ended December 31, 2013, 2012 and 2011, no individual customer accounted for more than 10% of total revenues.
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
Inventories and Supplies
Inventories are stated at the lower of cost or market. The cost of oil and oil products is principally determined on a first-in, first-out ("FIFO") basis. The cost of supplies and drums, solvent and solution and other inventories is determined on a FIFO basis or a weighted-average cost basis. Costs for oil and oil products, solvent and repair parts include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. The Company quarterly reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and building improvements
Buildings	30–40 years
Leasehold and building improvements	2–40 years
Camp equipment	12–15 years
Vehicles	3–12 years
Equipment
Capitalized software and computer equipment	3–5 years
Solar equipment	20 years
Containers and railcars	15–20 years
All other equipment	8–20 years
Furniture and fixtures	5–8 years
Leasehold and building improvements have a weighted average life of 8.8 years.
Camp equipment consists of industrial lodging facilities that are utilized to provide lodging services to downstream oil and gas companies in Western Canada.
Solar equipment consists of a solar array that is used to provide electric power for a continuously operating groundwater decontamination pump and treatment system at a closed and capped landfill located in New Jersey.
The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. For the years ended December 31, 2013, 2012 and 2011, the Company did not record impairment charges related to long-lived assets. The Company will continue to assess all of its long-lived assets for impairment as necessary.
Goodwill and Intangible Assets
Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the implied value of the goodwill.

The Company conducted its annual impairment test of goodwill for all of its seven reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values. As of December 31, 2013, the fair value of all reporting units, except for the Oil Re-refining and Recycling reporting unit, was determined using solely an income approach (a discounted cash flow analysis) as the fair value for the reporting units significantly exceeded the respective carrying value. The Company corroborated the approach by considering other factors such as the fair value of comparable companies to the its reporting units. The Company also performed a reconciliation of the fair value of all reporting units to the Company's overall market capitalization.

The fair value of the Oil Re-refining and Recycling reporting unit in 2013 was determined using the income approach and the market approach (a comparison to guideline companies). The fair value of the reporting unit exceeded the carrying value by less than 10% at December 31, 2013. This reporting unit had lower than anticipated results that were primarily due to lower oil sales prices and a sales mix more weighted to base oil than blended oil. The lower sales prices reflected general economic conditions in the oil industry in 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $171.2 million at December 31, 2013, is affected by fluctuations in oil prices and sales mix. The Company will continue to closely monitor the performance of all of its reporting units.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the second quarter of 2013, due to lower than anticipated results in the Oil and Gas Field Services reporting unit, the Company performed an interim sensitivity analysis of the impact of the lower than anticipated results on the reporting unit's fair value in the second quarter, and concluded the fair value of the reporting unit more likely than not exceeded its carrying value at June 30, 2013. The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $37.5 million at December 31, 2013, is affected by weather conditions and fluctuations in oil and gas prices.

As of December 31, 2012, the Company utilized the income approach (a discounted cash flow analysis) to determine the fair value of the Technical Services, Field Services, Industrial Services and Lodging Services reporting units as the fair value for these reporting units in 2012 significantly exceeded their respective carrying values. The Company corroborated the approach by considering other factors such as the fair value of comparable companies to the Company's reporting units, and also performed a reconciliation of the fair value of all reporting units to the Company's overall market capitalization. The fair value of the Oil and Gas Field Services reporting unit as of December 31, 2012 was determined using a weighted average of the income approach and the market approach (a comparison to guideline companies), weighted primarily on the income approach. The Company utilized a weighted-average of the income approach and the market approach as the fair value under the income approach did not significantly exceed the carrying value due to lower than anticipated financial results of the reporting unit in the third quarter of 2012. The lower than anticipated results were primarily due to the repositioning of certain assets and rental equipment in the second and third quarters of 2012 to meet changing market conditions and unfavorable rain and weather conditions in Western Canada. These changes in the business negatively affected the Company's revenues and profitability. The fair value of the reporting unit exceeded its carrying value by more than 10% at December 31, 2012.

Permits and intangible assets are recorded at cost, such as legal fees, site surveys, engineering costs and other expenditures. Other intangible assets consist primarily of customer and supplier relationships, trademarks and trade names, and non-compete agreements. Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over their respective useful lives, which range from 3 to 20 years. Amortization expense was $35.1 million, $17.2 million and $12.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. The impairment loss, if any, is measured as the excess of the carrying amount over the fair value of the asset or group of assets.

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangible assets exceeded their carrying values at December 31, 2013.
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
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $16.8 million, $17.3 million and $10.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
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

•	Management expects to submit the application within the next year and to receive all necessary approvals to accept waste within the next 5 years.

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
As of December 31, 2013, there were two unpermitted expansions at two locations included in the Company's landfill accounting model, which represented 19.1% of the Company's remaining airspace at that date. As of December 31, 2013 and 2012, the unpermitted expansions met the Company's established criteria and were not considered exceptions. If actual expansion airspace is significantly different from the Company's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting the Company's profitability. If the Company determines that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

profitability, while if the Company determines a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
As of December 31, 2013, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	12	752	—	752
Buttonwillow	California	27	7,701	—	7,701
Deer Park	Texas	9	342	—	342
Deer Trail	Colorado	41	2,061	—	2,061
Grassy Mountain	Utah	29	2,058	—	2,058
Kimball	Nebraska	10	281	—	281
Lambton	Ontario	49	120	4,708	4,828
Lone Mountain	Oklahoma	17	2,769	—	2,769
Ryley	Alberta	11	912	880	1,792
Sawyer	North Dakota	16	4,007	—	4,007
Westmorland	California	64	2,732	—	2,732
			23,735	5,588	29,323
At December 31, 2013 and 2012, the Company had no cubic yards of permitted, but not highly probable, airspace.
The following table presents the remaining highly probable airspace from January 1, 2011 through December 31, 2013 (in thousands of cubic yards):

	2013	2012	2011
Remaining capacity at January 1,	29,643	27,557	28,557
Addition of highly probable airspace, net	1,218	3,598	102
Consumed	(1,538)	(1,512)	(1,102)
Remaining capacity at December 31,	29,323	29,643	27,557
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2013 and 2012 was $27.6 million and $26.7 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during 2013 and 2012) and discounted at the Company's credit-adjusted risk-free interest rate.
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
The balance of non-landfill closure and post-closure liabilities at December 31, 2013 and 2012 was $19.5 and $17.4 million, respectively. Management bases estimates for non-landfill closure and post-closure liabilities on its interpretation of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. The Company's cost estimates are calculated using internal sources as well as input from third party experts. Management uses probability scenarios to estimate when future operations will cease and inflates the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities
The balance of remedial liabilities at December 31, 2013 and 2012 was $172.5 million and $183.3 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last 12 years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 123 Superfund sites as of December 31, 2013. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.
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

Derivative Financial Instruments
The Company uses commodity derivatives to manage against significant fluctuations in oil and oil derivative commodity prices and indices, specifically the ICIS-LOR rate and 6-oil index. All commodity derivatives are comprised of cashless collar contracts related to crude oil prices, pursuant to which the Company sells a call to a bank and then purchases a put from the same bank. The derivative instruments are not designated as hedges and expire in 2014 and 2015. Total derivative instrument asset and total derivative instrument liability are included in the consolidated balance sheets as a component of prepaid

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenses and other current assets and accrued expenses, respectively. As of December 31, 2013 and 2012, the fair value of these instruments in the Company’s consolidated balance sheets was immaterial.
Letters of Credit
The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 10, "Financing Arrangements," for further discussion of financing arrangements. As of December 31, 2013 and 2012, the Company had outstanding letters of credit in an aggregate amount of $140.3 million and $132.6 million, respectively, under the Company's revolving credit facility.
Foreign Currency
During the year ended December 31, 2013 and 2012, the Company had operations in Canada, and to a much lesser extent, Mexico and Trinidad. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of certain foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of income.
Revenue Recognition and Deferred Revenue
During 2013, the Company provided environmental, energy and industrial services through five segments: Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services, and Oil and Gas Field Services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. The master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements.
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
Technical Services revenue is generated from fees charged for hazardous material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of hazardous and non-hazardous waste. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Revenues for treatment and disposal of hazardous waste are recognized upon completion of wastewater treatment, final disposition in a landfill or incineration of the waste, all at Company-owned sites, or when the waste is shipped to a third party for processing and disposal. Revenues from recycled oil and recycled catalyst are recognized upon shipment to the customer. Revenue for all other Technical Services is recognized when services are rendered. The Company, at the request of a customer, periodically enters into bundled arrangements for the collection and transportation and disposal of waste. The Company accounts for such arrangements as multiple-element arrangements with separate units of accounting. The Company measures and allocates the consideration from the arrangement to the separate units, based on evidence of the estimated selling price for each deliverable. Revenues from waste that is not yet completely processed and disposed and the related costs are deferred. The revenue is recognized and the deferred costs are expensed when the related services are completed.
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

S-K Environmental Services revenue is generated from providing parts cleaning services, containerized waste services, oil collection services and other complementary products and services. Parts cleaning services generally consist of placing a specially designed parts washer at a customer's premises and then, on a recurring basis, delivering clean solvent or aqueous-based washing fluid, cleaning and servicing the parts washer and removing the used solvent or aqueous fluid. The Company also services customer-owned parts washers. Revenue from parts cleaning services is recognized over the service interval. Service intervals represent the actual amount of time between service visits to a particular parts cleaning customer. Average service intervals vary from seven to 14 weeks depending on several factors, such as customer accommodation, types of machines serviced and frequency of use. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of hazardous and non-hazardous wastes. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Revenues for treatment and disposal of the waste is recognized upon disposal, or when the waste is shipped to a third party for processing and disposal. Other complementary products and services include vacuum services, allied products and other environmental services. Revenue is recognized when products are delivered and services are performed.
Industrial and Field Services consists primarly of industrial services, field services and lodging services. Industrial Services provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking, pigging and industrial lodging services to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Field Services provides cleanup services on customer sites or other locations on a scheduled or emergency response basis, as well as oil and oil products recycling. The Company's services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recorded as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured. Revenue for lodging services is recognized in the period each room is used by the customer based on the related lodging agreements. Revenue from the sale of camp accommodations is recognized when products are delivered and services are performed.
Oil and Gas Field Services provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration and production and power generation. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues for such services are recognized over the term of the agreements or as services are performed. Oil and Gas Field Services also provides equipment rentals to support drill sites. Revenue from rentals is recognized ratably over the rental period.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $10.8 million in 2013, $5.0 million in 2012 and $3.9 million in 2011.
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
Business Combinations
For all business combinations, the Company records 100% of all assets and liabilities of the acquired business, including goodwill, at their fair values. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received.
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
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The guidance is effective for the Company on January 1, 2014. The Company is still evaluating the impact that ASU No. 2013-11 will have on the presentation of the Company's unrecognized tax benefits. The adoption of ASU No. 2013-11 will not impact the Company's financial condition or results of operations.
In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. Entities are required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference the disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after December 31, 2012. The adoption of ASU No. 2013-02, on January 1, 2013, did not impact the Company’s financial condition or results of operations.
(3) BUSINESS COMBINATIONS
2013 Acquisitions
Evergreen
On September 13, 2013, the Company acquired 100% of the outstanding common shares of Evergreen Oil, Inc. (“Evergreen”) for approximately $55.9 million in cash, net of cash acquired. The purchase price is subject to adjustment upon finalization of Evergreen’s net working capital balance as of the closing date. The Company incurred acquisition-related costs of approximately $0.4 million in connection with the transaction, which are included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2013. As of December 31, 2013, the Company finalized the purchase accounting for the acquisition of Evergreen, except for the other assets, environmental liabilities, taxes and goodwill. The impact of the purchase price measurement period adjustments was not material to the financial statements. Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.
The following table summarizes the recognized amounts of assets acquired and liabilities assumed at September 13, 2013 (in thousands):

	Preliminary Allocations	Measurement Period Adjustments	Allocations as of December 31, 2013
Inventories and supplies	$1,206	$(117)	$1,089
Prepaid and other current assets	873	418	1,291
Property, plant and equipment	40,563	—	40,563
Permits and other intangibles	16,500	600	17,100
Deferred tax assets, less current portion	—	2,368	2,368
Other assets	3,607	—	3,607
Current liabilities	(6,108)	(90)	(6,198)
Closure and post-closure liabilities	(659)	—	(659)
Remedial liabilities, less current portion	(2,103)	—	(2,103)
Other long-term liabilities	(1,139)	—	(1,139)
Total identifiable net assets	52,740	3,179	55,919
Goodwill	3,179	(3,179)	—
Total	$55,919	$—	$55,919
Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil and is currently the second-largest collector of used oil in California. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables the Company to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities.
2012 Acquisitions
Safety-Kleen
On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen for approximately $1.26 billion in cash. The Company financed the purchase through a combination of approximately $305.0 million of existing cash, $369.3 million in net proceeds from the Company's public offering of 6.9 million shares of Clean Harbors common stock, and approximately $589.0 million in net proceeds from the Company's private debt offering of $600.0

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million of 5.125% senior unsecured notes due 2021. During the years ended December 31, 2013 and 2012, the Company incurred acquisition-related costs of approximately $2.7 million and $6.3 million, respectively, in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of income. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and environmental services to commercial, industrial and automotive customers in North America. The acquisition of Safety-Kleen enables the Company to (i) penetrate the small quantity waste generator market, (ii) broaden its waste treatment capabilities to include re-refining waste oil and expanded recycling capabilities, (iii) drive a substantial increase in waste volumes into its existing waste disposal treatment network, (iv) capitalize on the growing demand for recycled products including re-refined oil, (v) enhance its commitment to sustainability, (vi) leverage the combined sales forces to maximize cross-selling opportunities, (vii) leverage operating efficiencies through the combined company and (viii) add to its cash flow.
As of December 31, 2013, the Company finalized the purchase accounting for the acquisition of Safety-Kleen. The purchase accounting measurement period adjustments have been applied retrospectively to the December 31, 2012 balance sheet. Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The following table summarizes the recognized amounts of assets acquired and liabilities assumed at December 28, 2012 (in thousands):

	Preliminary Allocations	Measurement Period Adjustments	Final Allocations
Inventories and supplies	$102,339	$5,037	$107,376
Other current assets (i)	152,245	3,429	155,674
Property, plant and equipment	514,712	1,290	516,002
Permits and other intangibles	421,400	17,227	438,627
Other assets	4,985	(647)	4,338
Current liabilities	(192,652)	(13,589)	(206,241)
Closure and post-closure liabilities, less current portion	(15,774)	8,221	(7,553)
Remedial liabilities, less current portion	(38,370)	(9,931)	(48,301)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(128,375)	9,044	(119,331)
Total identifiable net assets	820,510	20,081	840,591
Goodwill (ii)	436,749	(14,056)	422,693
Total (iii)	$1,257,259	$6,025	$1,263,284
_______________________

(i)	The fair value of the assets acquired includes customer receivables with an aggregate fair value of $137.6 million. Combined gross amounts due were $142.7 million.

(ii)
Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Based on the final purchase price allocations, goodwill of $173.2 million, $174.1 million and $75.4 million has been recorded in the Oil Re-refining and Recycling, SK Environmental Services and Industrial and Field Services segments, respectively, and will not be deductible for tax purposes.

(iii)	The $6.0 million increase in the purchase price in 2013 was due to finalization of the net working capital balance (excluding cash) as of the closing date.
The Company determined that separate disclosure of Safety-Kleen’s revenues and earnings is impracticable for the year ended December 31, 2013 due to the integration of Safety-Kleen’s operations into the Company upon acquisition. No revenue, expense, income or loss of Safety-Kleen was included in the Company's consolidated statements of income for the year ended December 31, 2012 due to the immateriality of the operating results subsequent to the December 28, 2012 acquisition date.

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
Other 2012 Acquisitions
In addition to Safety-Kleen, the Company made three other acquisitions in 2012. The combined purchase price for these other acquisitions was approximately $108.9 million, including the assumption and payment of debt of $7.7 million and post-closing adjustments of $2.1 million based upon finalization of the working capital balances as of the closing date. Acquisition related costs of $0.4 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2012.
In 2013, the Company finalized the purchase accounting for the three other 2012 acquisitions. The purchase accounting measurement period adjustments recorded in 2013 were not applied retrospectively to the December 31, 2012 balance sheet due to immateriality of the related amounts. Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The following table summarizes the recognized amounts of assets acquired and liabilities assumed.

(in thousands)	Preliminary Allocations	Measurement Period Adjustments	Final Allocations
Current assets (i)	$20,270	$117	$20,387
Property, plant and equipment	51,901	(8)	51,893
Customer relationships and other intangibles	21,770	(1)	21,769
Other assets	53	4	57
Current liabilities	(5,277)	(22)	(5,299)
Other liabilities	(5,133)	(79)	(5,212)
Total identifiable net assets	83,584	11	83,595
Goodwill (ii)	23,956	1,308	25,264
Total	$107,540	$1,319	$108,859
______________________

(i)	The fair value of the financial assets acquired included customer receivables with an aggregate fair value of $13.2 million. Combined gross amounts due were $13.5 million.

(ii)	Goodwill, which is attributed to expected operating and cross selling synergies, has been assigned to the Industrial and Field Services segment and will not be deductible for tax purposes.
The following unaudited pro forma combined financial data presents information as if the three other 2012 acquisitions had been acquired as of January 1, 2011 and assumes that there were no material, non-recurring pro forma adjustments directly attributable to those acquisitions. The pro forma financial information does not necessarily reflect the actual results that would have been reported had the Company and those three other acquisitions been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands).

	2012	2011
Pro forma combined revenues	$2,268,621	$2,112,297
Pro forma combined net income	$130,322	$126,768

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

2011 Acquisitions
Peak
In June 2011, the Company acquired 100% of the outstanding common shares of Peak Energy Services Ltd. (“Peak”) (other than the 3.15% of Peak’s outstanding common shares which the Company already owned) in exchange for approximately CDN $200.2 million, or U.S. $205.1 million based on an exchange rate of 0.976 CDN $ to one U.S. $ on June 10, 2011. The $205.1 million purchase price included $162.6 million in cash, $38.4 million of debt assumed (net of $15.7 million of cash acquired) and $4.1 million representing the fair value of the Company’s previously-owned 3.15% equity interest in Peak. The Company’s previously-owned 3.15% equity interest in Peak was remeasured to fair value at the acquisition date and the $1.9 million gain, previously unrealized and recorded in accumulated other comprehensive income, was recognized in other income. Acquisition-related costs of $0.7 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2011.
Peak is a diversified energy services corporation operating in western Canada and the U.S. Through its various operating divisions, Peak provides drilling and production equipment and services to its customers in the conventional and unconventional oil and natural gas industries as well as the oil sands region of western Canada. Peak also provides water technology solutions to a variety of customers throughout North America. This acquisition expanded the Company's presence in the energy services marketplace, particularly in the area of oil and natural gas drilling and production support. The Peak business has been integrated within the Oil and Gas Field Services and Industrial and Field Services segments of the Company's operations and reporting structure.
In 2012, the Company finalized the purchase accounting for the acquisition of Peak. The following table summarizes the amounts of assets acquired and liabilities assumed at June 10, 2011 (in thousands).

Final Allocations
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

(ii)
Goodwill, which is attributable to expected operating and cross-selling synergies, will not be deductible for tax purposes. Goodwill of $12.9 million and $15.3 million has been recorded in the Oil and Gas Field Services and Industrial and Field Services segments, respectively.

Other 2011 Acquisitions
In addition to Peak, the Company acquired in 2011 (i) certain assets of a Canadian public company which is engaged in the business of providing geospatial, line clearing and drilling services in Canada and the United States; (ii) all of the outstanding stock of a privately owned U.S. company which specializes in treating refinery waste streams primarily in the United States; and (iii) all of the outstanding stock of a privately owned Canadian company which manufactures modular buildings. The combined purchase price for the three acquisitions was approximately $142.1 million, including the assumption and payment of debt of $25.2 million, and post-closing adjustments of $4.5 million based upon the target amounts of working capital. Acquisition related costs of $0.8 million were included in selling, general and administrative expenses in the Company's consolidated statements of income for the year ended December 31, 2011.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) BUSINESS COMBINATIONS (Continued)

In 2012, the Company finalized the purchase accounting for the three other 2011 acquisitions. The following table summarizes the recognized amounts of assets acquired and liabilities assumed (in thousands).

Final Allocations
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

(ii)
Goodwill of $13.3 million, $11.1 million and $13.9 million has been assigned to the Oil and Gas Field Services, Technical Services and the Industrial and Field Services segments, respectively, and will not be deductible for tax purposes.

(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2013	December 31, 2012 (As Adjusted)
Oil and oil products	$59,639	$76,791
Supplies and drums	64,471	69,521
Solvent and solutions	10,100	9,398
Other	17,886	20,768
Total inventories and supplies	$152,096	$176,478

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012 (As Adjusted)
Land	$99,794	$104,379
Asset retirement costs (non-landfill)	10,938	10,111
Landfill assets	100,983	77,952
Buildings and improvements	327,956	359,816
Camp equipment	187,831	135,827
Vehicles	425,296	385,172
Equipment	1,201,296	1,034,856
Furniture and fixtures	5,260	3,735
Construction in progress	58,010	34,124
	2,417,364	2,145,972
Less - accumulated depreciation and amortization	815,194	612,919
Total property, plant and equipment, net	$1,602,170	$1,533,053
Interest in the amount of $0.9 million, $0.2 million and $0.5 million was capitalized to fixed assets during the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and amortization expense was $212.5 million, $127.2 million and $99.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012 (As Adjusted)
Balance at January 1	$579,715	$122,392
Acquired from acquisitions	—	450,525
Increase from adjustments related to the acquisitions during the measurement period	1,308	5,037
Foreign currency translation	(10,063)	1,761
Balance at December 31	$570,960	$579,715

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

As of December 31, 2013 and 2012, the Company's finite-lived and indefinite lived intangible assets consisted of the following (in thousands):

	December 31, 2013				December 31, 2012 (As Adjusted)
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$157,327	$50,858	$106,469	19.6	$149,361	$46,282	$103,079	21.8
Customer and supplier relationships	377,899	52,814	325,085	12.1	377,702	27,740	349,962	12.9
Other intangible assets	29,299	15,518	13,781	3.3	23,604	12,121	11,483	3.0
Total amortizable permits and other intangible assets	564,525	119,190	445,335	12.2	550,667	86,143	464,524	13.2
Trademarks and trade names	124,638	—	124,638	Indefinite	125,520	—	125,520	Indefinite
Total permits and other intangible assets	$689,163	$119,190	$569,973		$676,187	$86,143	$590,044
As of December 31, 2013, the Company's finite-lived intangible assets related to its acquisition of Evergreen consisted of the following (in thousands):

	December 31, 2013
	Cost	Weighted Average Amortization Period (in years)
Permits	$10,000	25.0
Supplier relationships	6,500	7.0
Other intangible assets	600	12.0
Total amortizable permits and other intangible assets	$17,100	12.4
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2013 (in thousands):

Years Ending December 31,	Expected Amortization
2014	$35,871
2015	34,922
2016	34,146
2017	32,658
2018	30,367
Thereafter	277,371
$445,335

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2013	December 31, 2012 (As Adjusted)
Insurance	$57,993	$48,245
Interest	20,731	20,061
Accrued compensation and benefits	60,902	68,311
Income, real estate, sales and other taxes	38,938	37,570
Other	58,265	72,167
	$236,829	$246,354
(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2012 through December 31, 2013 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2012	$25,764	$9,117	$34,881
Liabilities assumed in Safety-Kleen acquisition	—	7,553	7,553
New asset retirement obligations	3,257	—	3,257
Accretion	2,897	1,096	3,993
Changes in estimates recorded to statement of income	133	1,061	1,194
Changes in estimates recorded to balance sheet	(3,086)	15	(3,071)
Expenditures	(2,382)	(1,463)	(3,845)
Currency translation and other	75	10	85
Balance at December 31, 2012 (As Adjusted)	26,658	17,389	44,047
Liabilities assumed in Evergreen acquisition	—	659	659
New asset retirement obligations	4,515	—	4,515
Accretion	3,016	1,730	4,746
Changes in estimates recorded to statement of income	(409)	47	(362)
Changes in estimates recorded to balance sheet	(1,697)	181	(1,516)
Expenditures	(4,175)	(347)	(4,522)
Currency translation and other	(304)	(178)	(482)
Balance at December 31, 2013	$27,604	$19,481	$47,085
All of the landfill facilities included in the above table were active as of December 31, 2013. The changes in estimates for non-landfill retirement liabilities in 2012 were primarily related to one site where the timing of the closure was accelerated.
On July 30, 2012, the Company issued $800.0 million senior unsecured notes and on December 7, 2012, the Company issued $600.0 million senior unsecured notes resulting in the Company recalculating its credit-adjusted risk-free rate. New asset retirement obligations were discounted at the rate of 8.56% during the period January through July 2012, 6.66% during the period August through December 7, 2012 and 6.60% thereafter.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)

Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2014	$7,017
2015	8,607
2016	6,860
2017	4,526
2018	8,164
Thereafter	259,837
Undiscounted closure and post-closure liabilities	295,011
Less: Discount at credit-adjusted risk-free rate	(160,091)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(87,835)
Present value of closure and post-closure liabilities	$47,085
(9) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2012 through December 31, 2013 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2012	$5,600	$78,449	$51,271	$135,320
Liabilities assumed in Safety-Kleen acquisition	—	10,485	48,188	58,673
Accretion	276	3,456	2,192	5,924
Changes in estimates recorded to statement of income	(31)	(5,978)	(3,643)	(9,652)
Expenditures	(82)	(4,851)	(2,413)	(7,346)
Currency translation and other	66	3	358	427
Balance at December 31, 2012 (As Adjusted)	5,829	81,564	95,953	183,346
Liabilities assumed in Evergreen acquisition	—	—	2,384	2,384
Accretion	281	3,302	3,212	6,795
Changes in estimates recorded to statement of income	(190)	(2,813)	(317)	(3,320)
Expenditures	(93)	(7,599)	(7,202)	(14,894)
Currency translation and other	(203)	(192)	(1,418)	(1,813)
Balance at December 31, 2013	$5,624	$74,262	$92,612	$172,498
In 2013, the benefit resulting from changes in remedial liability estimates was primarily due to two sites. One site received site closure approval, which resulted in re-evaluating and removing certain compensation costs, and at the other site the Company received a favorable notification from the PRPs group which indicated that the Interim Remedial Measure work has been completed and was fully funded by a trust held by the regulatory agency and from funds collected from settling PRPs.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Anticipated payments at December 31, 2013 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2014	$24,095
2015	19,095
2016	14,305
2017	10,950
2018	13,416
Thereafter	125,003
Undiscounted remedial liabilities	206,864
Less: Discount	(34,366)
Total remedial liabilities	$172,498
Based on currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2013 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $172.5 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $23.7 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group.
Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (67 facilities)	$83,122	48.2%	$10,795
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (40 facilities)	74,227	43.0	11,385
Superfund sites owned by third parties (30 sites)	15,149	8.8	1,515
Total	$172,498	100.0%	$23,695
___________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) REMEDIAL LIABILITIES (Continued)

Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$29,369	17.0%	$4,443
Bridgeport, NJ	Closed incinerator	19,521	11.3	2,599
Mercier, Quebec(2)	Idled incinerator and legal proceedings	13,970	8.1	1,520
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (104 facilities)	94,489	54.8	13,618
Various(2)	Superfund sites (each representing less than 5% of total liabilities) owned by third parties (30 sites)	15,149	8.8	1,515
Total		$172,498	100.0%	$23,695
_________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

(2)
$34.6 million of the $172.5 million remedial liabilities and $3.5 million of the $23.7 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 16, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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
(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2013	December 31, 2012
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	600,000	600,000
Long-term obligations	$1,400,000	$1,400,000
Senior Unsecured Notes, at 5.25%, due August 1, 2020. On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due 2020 ("2020 Notes"). The Company used the net proceeds from such private placement to fund the redemption and repurchase of the $520 million aggregate principal amount of 7.625% senior secured notes due 2016 ("2016 Notes"), to finance a portion of the purchase price for its 2012 acquisitions and for general corporate purposes. On November 16, 2012, the Company completed an exchange offer for the unregistered 2020 Notes originally issued in the private placement for an equivalent amount of 2020 Notes the Company had registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement which became effective in October 2012. At December 31, 2013 and 2012, the fair value of the Company's 2020 Notes was $804.2 million and $816.0 million, respectively, based on quoted market prices or other available market data. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal terms of the 2020 Notes are as follows:
The 2020 Notes will mature on August 1, 2020.  The notes bear interest at a rate of 5.25% per annum. Interest is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2013. The Company may redeem some or all of the 2020 Notes at any time on or after August 1, 2016 upon proper notice, at the following redemption prices plus unpaid interest:

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
The 2020 Notes and the related indenture contain various customary non-financial covenants and are guaranteed by substantially all of the Company's current and future domestic restricted subsidiaries. The 2020 Notes are the Company's and the guarantors' senior unsecured obligations ranking equally with the Company's and the guarantors' existing and future senior unsecured obligations and senior to any future indebtedness that is expressly subordinated to the 2020 Notes and the guarantees. The 2020 Notes and the guarantees rank effectively junior in right of payment to the Company's and the guarantors' secured indebtedness (including loans and reimbursement obligations in respect of outstanding letters of credit) under the Company's revolving credit facility and capital lease obligations to the extent of the value of the assets securing such secured indebtedness. The 2020 Notes are not guaranteed by the Company's Canadian or other foreign subsidiaries, and the 2020 Notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries that are not guarantors of the 2020 Notes.
Senior Unsecured Notes, at 5.125%, due June 1, 2021.  On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes").  The Company used the net proceeds from such private placement to fund a portion of the purchase price to acquire Safety-Kleen. On May 21, 2013, the Company completed an exchange offer for the unregistered 2021 Notes originally issued in the private placement for an equivalent amount of 2021 Notes the Company had registered under the Securities Act pursuant to a registration statement which became effective in April 2013. At December 31, 2013 and 2012, the fair value of the Company's 2021 Notes was $601.6 million and $623.5 million, respectively, based on quoted market prices or other available market data. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
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
(ii) provide that of such $400.0 million maximum amount, $300.0 million (with a $250.0 million sub-limit for letters of credit) will be available for Clean Harbors, Inc. ("Parent") and its domestic subsidiaries and $100.0 million (with a $75.0 million sub-limit for letters of credit) will be available for Parent's Canadian subsidiaries;
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
Available credit for Parent and its domestic subsidiaries is subject to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. The revolving credit facility is guaranteed by all of Parent’s domestic subsidiaries and secured by substantially all of Parent’s and its domestic subsidiaries’ assets. Available credit for Parent’s Canadian subsidiaries is subject to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.
At December 31, 2013 and 2012, the revolving credit facility had no outstanding loan balances, $259.7 million and $117.4 million, respectively, available to borrow and $140.3 million and $132.6 million, respectively, of letters of credit outstanding.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES

The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Domestic	$85,775	$90,240	$128,201
Foreign	58,110	37,490	56,477
Total	$143,885	$127,730	$184,678
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Current:
Federal (i)	$5,264	$(29,401)	$16,285
State	5,006	(10,736)	6,002
Foreign	6,930	4,030	(2,697)
	17,200	(36,107)	19,590
Deferred
Federal	20,574	23,521	22,455
State	2,074	2,865	2,710
Foreign	8,471	7,777	12,671
	31,119	34,163	37,836
Net provision (benefit) for income taxes	$48,319	$(1,944)	$57,426
_____________________

(i)
The 2012 benefit includes a decrease in unrecognized tax benefits of $52.4 million (net of interest and penalties of $29.3 million) resulting from expiring statute of limitation periods related to an historical Canadian debt restructuring transaction.

The Company's effective tax rate for fiscal years 2013, 2012 and 2011 was 33.6 percent, (1.5) percent and 31.1 percent, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Tax expense at US statutory rate	$50,360	$44,705	$64,637
State income taxes, net of federal benefit	4,052	3,526	5,788
Foreign rate differential	(10,478)	(8,607)	(10,229)
Non-deductible transaction costs	657	2,229	416
Uncertain tax position releases	(4,010)	(52,424)	(6,156)
Uncertain tax position interest and penalties	457	1,658	2,240
Other	7,281	6,969	730
Net provision (benefit) for income taxes	$48,319	$(1,944)	$57,426

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) INCOME TAXES (Continued)

The components of the total net deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012 (As Adjusted)
Deferred tax assets:
Workers compensation accrual	$11,825	$10,772
Provision for doubtful accounts	7,370	5,913
Closure, post-closure and remedial liabilities	53,302	54,941
Accrued expenses	19,671	19,198
Accrued compensation	5,681	2,506
Net operating loss carryforwards(1)	77,700	95,366
Tax credit carryforwards(2)	29,985	31,932
Uncertain tax positions accrued interest and federal benefit	1,949	2,200
Stock-based compensation	1,159	844
Other	2,170	2,570
Total deferred tax assets	210,812	226,242
Deferred tax liabilities:
Property, plant and equipment	(225,271)	(215,581)
Permits and other intangible assets	(159,223)	(160,531)
Total deferred tax liabilities	(384,494)	(376,112)
Total net deferred tax liability before valuation allowance	(173,682)	(149,870)
Less valuation allowance	(29,726)	(26,325)
Net deferred tax liabilities	$(203,408)	$(176,195)
___________________________________

(1)
As of December 31, 2013, the net operating loss carryforwards included (i) state net operating loss carryovers of $219.0 million which will begin to expire in 2014, (ii) federal net operating loss carryforwards of $163.0 million which will begin to expire in 2025, and (iii) foreign net operating loss carryforwards of $49.0 million which will begin to expire in 2014.

(2)	As of December 31, 2013, the foreign tax credit carryforwards of $30.0 million will expire between 2014 and 2023.
During 2013, the Company decreased taxes payable for adjustments related to realized and recognized tax benefits of $7.1 million related to exercises of non-qualified stock options and the vesting of restricted stock of which $1.4 million resulted in an increase to additional paid-in capital.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2013, the amount of earnings for which no repatriation tax has been provided was $133.9 million. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2013, 2012 and 2011, the Company had a valuation allowance of $29.7 million, $26.3 million and $11.5 million, respectively. The total allowance as of December 31, 2013 consisted of $13.4 million of foreign tax credits, $7.0 million of state net operating loss carryforwards, $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $7.3 million of foreign net operating loss carryforwards. The allowance as of December 31, 2011 consisted of $10.2 million of foreign tax credits, $1.1 million of state net operating loss carryforwards and $0.2 million of foreign net operating loss carryforwards.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) INCOME TAXES (Continued)

Included in the balance of liabilities for uncertain tax positions at December 31, 2013 and 2012 was $1.5 million and $4.9 million, respectively, of unrecognized tax benefits (including interest and penalties) that, if recognized, would affect the annual effective income tax rate.
The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2013 included accrued interest of $0.2 million. Interest expense that is recorded as a tax expense against the liability for unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 included interest and penalties of $0.3 million, $2.8 million and $3.4 million, respectively.
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2011 through December 31, 2013, were as follows (in thousands):

	2013	2012	2011	Description
Unrecognized tax benefits as of January 1	$3,543	$36,217	$39,709
Gross adjustments in tax positions	210	—	(302)	Additional Canadian liabilities
Gross increases due to current year acquisitions	—	2,652	376	Additional U.S. and Canadian liabilities
Settlements	—	—	(75)	Required payments
Expiration of statute of limitations	(2,843)	(35,328)	(3,436)	U.S. and Canadian
Foreign currency translation	394	2	(55)	Currency translation adjustment
Unrecognized tax benefits as of December 31	$1,304	$3,543	$36,217
Total unrecognized tax benefits, other than adjustments for additional accruals for interest and penalties and foreign currency translation, decreased in 2012 by approximately $52.4 million. The $52.4 million (net of interest and penalties of $29.3 million) was recorded in earnings and therefore impacted the effective income tax rate. Approximately $52.1 million was due to expiring statute of limitation periods related to a historical Canadian debt restructuring transaction and $0.3 million was related to the conclusion of examinations with state taxing authorities and the expiration of various state statute of limitation periods.
As of December 31, 2013, the Company had recorded $1.3 million of liabilities for unrecognized tax benefits and $0.2 million related to interest. As of December 31, 2012, the Company had recorded $3.5 million of liabilities for unrecognized tax benefits and $1.4 million related to interest and penalties.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2010 through 2012. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2009 through 2012. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
Due to expiring statute of limitation periods and the resolution of tax audits, the Company believes that total unrecognized tax benefits will decrease by approximately $0.1 million within the next 12 months. The $0.1 million (which includes interest and penalties) is related to various federal, state and foreign tax laws and will be recorded in earnings and therefore will impact the effective income tax rate, net of tax benefits.
In September 2013, the IRS released final Tangible Property Regulations (the “Final Regulations”). The Final Regulations provide guidance on applying Regulation Section 1.263(a) of the Internal Revenue Code to amounts paid to acquire, produce or improve tangible property, as well as rules for materials and supplies (IRC Regulation Section 1.162). These regulations contain certain changes from the temporary and proposed tangible property regulations that were issued on December 23, 2011. The Final Regulations are generally effective for taxable years beginning on or after January 1, 2014. In addition, taxpayers are permitted to early adopt the Final Regulations for taxable years beginning on or after January 1, 2012. The Company does not expect the Final Regulations to have a material effect on its results of operations or cash flows. The Company is currently evaluating the impact on its consolidated balance sheets.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Years Ended December 31,
	2013	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$95,566	$129,674	$127,252
Denominator:
Basic shares outstanding	60,574	53,884	52,961
Dilutive effect of equity-based compensation awards	154	195	363
Dilutive shares outstanding	60,728	54,079	53,324

Basic earnings per share	$1.58	$2.41	$2.40
Diluted earnings per share	$1.57	$2.40	$2.39
For the years ended December 31, 2013 and 2012, the dilutive effect of all then outstanding options, restricted stock and performance stock awards is included in the calculations above except for 109,861 and 65,336 outstanding performance stock awards, respectively, for which the performance criteria were not attained at that time. For the year ended December 31, 2011, there were no anti-dilutive securities.
(13) STOCKHOLDERS' EQUITY
Common Stock
On December 3, 2012, the Company issued 6.9 million shares of common stock, including 900,000 shares of common stock issued upon exercise of the underwriters' option, at a public offering price of $56.00 per share. After deducting the underwriters' discount and offering expenses, the Company received net proceeds of $369.3 million from the issuance. The net proceeds from this offering were used to pay a portion of the purchase price to acquire Safety-Kleen on December 28, 2012.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in accumulated other comprehensive (loss) income by component and related tax effects for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2011	$50,966	$459	$(666)	$50,759
Other comprehensive (loss) income before reclassifications	(18,264)	860	(393)	(17,797)
Amounts reclassified out of accumulated other comprehensive income	—	(1,872)	—	(1,872)
Tax effects	—	205	58	263
Other comprehensive loss	(18,264)	(807)	(335)	(19,406)
Balance at December 31, 2011	$32,702	$(348)	$(1,001)	$31,353
Other comprehensive income (loss) before reclassifications	17,925	1,185	(885)	18,225
Tax effects	—	(177)	231	54
Other comprehensive income (loss)	17,925	1,008	(654)	18,279
Balance at December 31, 2012	$50,627	$660	$(1,655)	$49,632
Other comprehensive (loss) income before reclassifications	(70,791)	1,452	482	(68,857)
Tax effects	—	(208)	(123)	(331)
Other comprehensive (loss) income	(70,791)	1,244	359	(69,188)
Balance at December 31, 2013	$(20,164)	$1,904	$(1,296)	$(19,556)
There were no reclassifications out of accumulated other comprehensive (loss) income during the years ended December 31, 2013, and 2012.The amounts reclassified out of accumulated other comprehensive (loss) income into the consolidated statement of income, with presentation location, during the year ended December 31, 2011 were as follows (in thousands):

Comprehensive (Loss) Income Components	December 31, 2011	Location
Unrealized holding gains on available-for-sale investments	$1,872	Other income (expense)
(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provided for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 2000 Plan expired on April 15, 2010, but as of December 31, 2013, 36,000 options remained outstanding under this plan. These options will remain outstanding until they are either exercised or expire in accordance with their terms.
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
As of December 31, 2013 and 2012, the Company had the following types of stock-based compensation awards outstanding under the 2000 Plan and the 2010 Plan (collectively, the "Plans"): stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate 10 years from the date of grant. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria and continued service conditions as described below.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation cost charged to selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 was $9.0 million, $7.5 million and $8.2 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $3.2 million, $2.9 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The expected forfeiture rates used to calculate compensation expense were 7% for non-executive employees and 4% for executives and directors.
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
The Company ceased issuing stock option awards in May 2008 and as of December 31, 2013, all remaining options then outstanding had vested.
The following table summarizes activity under the Plans relating to stock options:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 12/31/13 (in thousands)
Outstanding at January 1, 2013	97,200	$15.10	1.96	$3,880
Exercised	(61,200)	6.49
Outstanding, exercisable and vested at December 31, 2013	36,000	$29.73	4.04	$1,088
As of December 31, 2013, there was no unrecognized compensation cost related to stock option awards under the Company's Plans. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $2.5 million, $2.3 million, and $2.1 million, respectively.
Restricted Stock Awards
The following information relates to restricted stock awards that have been granted to employees and directors under the Company's Plans. The restricted stock awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a three-to-five-year period or service as a director until the following annual meeting of shareholders.
The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over its vesting period.
The following table summarizes information about restricted stock awards for the year ended December 31, 2013:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	352,827	$50.10
Granted	297,123	55.35
Vested	(72,661)	44.57
Forfeited	(74,707)	53.69
Unvested at December 31, 2013	502,582	$53.47
As of December 31, 2013, there was $19.6 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of restricted stock vested during 2013, 2012 and 2011 was $4.4 million, $3.3 million and $3.7 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

Performance Stock Awards
The following information relates to performance stock awards that have been granted to employees under the Company's Plans. Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving such targets typically based on revenue and Adjusted EBITDA margin and also includes continued service conditions. For the 2013 performance awards, the Committee added a performance metric related to Total Recordable Incident Rate, which is a measure of the rate of recordable workplace injuries, normalized per 100 workers per year.
The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable. The expected forfeiture rate used to calculate compensation expense was 7% for non-executive employees and 4% for executives.
For the performance stock awards granted in 2013, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2013 or 2014. As of December 31, 2013, management determined that none of the three performance criteria was considered probable to be achieved and as a result no stock-based compensation expense was recorded for the year ended December 31, 2013 with respect to the performance stock awards.
For the performance stock awards granted in 2012, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2012 or 2013. As of December 31, 2013, the performance targets related to the 2012 performance stock awards were not met and therefore the performance stock awards granted in 2012 were forfeited.
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
The following table summarizes information about performance stock awards for the year ended December 31, 2013:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	65,336	$66.96
Granted	114,453	54.27
Forfeited	(69,928)	66.12
Unvested at December 31, 2013	109,861	$54.27
As of December 31, 2013, there was no unrecognized compensation cost arising from non-vested compensation related to performance stock awards then deemed probable of vesting under the Company's Plans. During 2013 no performance awards vested. The total fair value of performance awards vested during 2012 and 2011 was $6.0 million and $16.8 million, respectively.
Common Stock Awards
In the years ended December 31, 2013 and 2012, the Company did not issue any shares of common stock without restrictions under the Company's Plans.
Employee Stock Purchase Plan
In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of 2.0 million shares of common stock were originally reserved for offering to employees, in quarterly offerings of 100,000 shares each plus any shares not issued in any previous quarter, commencing on July 1, 1995 and on the first day of each quarter thereafter. In 2005, the Company's stockholders approved an increase of 1.0 million in the maximum number of shares which

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

can be issued under the ESPP. As of December 31, 2013, the Company had reserved 340,780 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 85% of the closing price of the stock on the first day of such quarterly offering or, if lower, 85% of the closing price on the last day of the offering. Due to the discount of 15% offered to employees for purchase of shares under the ESPP, the Company considers such plan as compensatory. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2013 and 2012 was $9.61 and $10.29, respectively.
Employee Benefit Plans
As of December 31, 2013, the Company has responsibility for a defined benefit plan that covered 20 active non-supervisory Canadian employees. For the years ended December 31, 2013, 2012 and 2011, net periodic pension cost was $0.3 million, $0.3 million and $0.2 million, respectively. At December 31, 2013, the fair value of the Company's plan assets was $9.5 million. The fair value of $7.6 million of these plan assets was considered a Level 1 measure and the fair value of $1.9 million of these plan assets was considered a Level 2 measure, according to the fair value hierarchy. At December 31, 2012, the fair value of the Company's plan assets was $8.6 million. The fair value of $6.5 million of these plan assets was considered a Level 1 measure and the fair value of $2.1 million of these plan assets was considered a Level 2 measure, according to the fair value hierarchy. As of December 31, 2013 and 2012, the projected benefit obligation was $10.3 million and $9.9 million, respectively.
The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees and a Canadian registered retired savings plan covering all Canadian employees. Both plans allow employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $8.9 million, $4.8 million, and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to the U.S. plan and $3.1 million, $2.1 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to the Canadian plan.
(16) COMMITMENTS AND CONTINGENCIES
Legal and Administrative Proceedings
The Company and its subsidiaries are subject to legal proceedings and claims arising in the ordinary course of business. Actions filed against the Company arise from commercial and employment-related claims including alleged class actions related to sales practices and wage and hour claims. The plaintiffs in these actions may be seeking damages or injunctive relief or both. These actions are in various jurisdictions and stages of proceedings, and some are covered in part by insurance. In addition, the Company’s waste management services operations are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to legal or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues involved in such proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties (“third party sites”) to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes.
At December 31, 2013 and December 31, 2012, the Company had recorded reserves of $41.7 million and $38.6 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2013 and December 31, 2012, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.5 million more. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2013, the $41.7 million of reserves consisted of (i) $34.6 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $7.1 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. The reasonably possible additional liability amounts resulting from the legal or administrative proceedings discussed below included $3.5 million related to remedial liabilities which was included in the reasonably possible additional liability amounts in the tables under the column heading "Remedial Liabilities (Including Superfund Liabilities) for Non-Landfill Operations" in Note 9, "Remedial Liabilities."

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2013, were as follows:
Ville Mercier.    In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (cdn) in general damages and $10.0 million (cdn) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities that are scheduled to be heard in September of 2014. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures.
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At December 31, 2013 and December 31, 2012, the Company had accrued $13.6 million and $14.2 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The decrease was primarily due to a weakening of the Canadian dollar.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Keen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2013 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 66 proceedings (excluding cases which have been settled but not formally dismissed) as of December 31, 2013, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2013. From December 31, 2012 to December 31, 2013, 26 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, Safety-Kleen did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. Safety-Kleen disputes the basis of the claims on numerous grounds, including that Safety-Kleen has contracts with numerous customers authorizing the assessment of such fees and that in cases where no contract exists Safety-Kleen provides customers with a document at the time of service reflecting the assessment of the fee, followed by an invoice itemizing the fee. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers consented to the charges and that the surcharges were voluntarily paid by the customers when presented with an invoice. The lawsuit is still in its initial stages of discovery, with the focus being whether a class will be certified. The class certification-related fact discovery cutoff was September 4, 2013, and a hearing on class certification is now scheduled to be held in early to mid-2014. The

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) COMMITMENTS AND CONTINGENCIES (Continued)

plaintiff has filed a motion to extend the discovery cutoff and trial date, but the court has not ruled on these requests. In late June 2012, a nearly identical lawsuit was filed by the same law firm on behalf of a California-based customer. That lawsuit contends, under various state law theories, that Safety-Kleen impermissibly assessed fuel surcharges and late payment fees and seeks certification of a class of California customers only. Safety-Kleen will assert the same defenses as in the Alabama litigation. In December 2012, a similar suit was filed by the same law firm on behalf of a Missouri-based customer which contends under various state law theories that Safety-Kleen impermissibly assessed fuel surcharges and seeks certification of a class of Missouri customers only. Safety-Kleen will assert the same defenses as in the Alabama and California cases. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2013, and no reserve has been recorded.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 123 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 123 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 121 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 121 third party sites, 20 are currently requiring expenditures on remediation, 29 are now settled, and 72 are not currently requiring expenditures on remediation.

In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 16 of the 121 third party sites.
Wichita Property.    The Company acquired in 2002 as part of the CSD assets a service center located in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the former owner executed a consent decree relating to such site with the U.S. Environmental Protection Agency (the "EPA"), and the Company is continuing an ongoing remediation program for the Wichita Property in accordance with that consent decree. The Company also acquired rights under an indemnification agreement between the former owner and an earlier owner of the Wichita Property which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality (the "LDEQ"), and has begun conducting the remedial investigation and feasibility study under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA.
Third Party Sites.    Of the 121 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) COMMITMENTS AND CONTINGENCIES (Continued)

former subsidiary of Waste Management, Inc., and at five additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 121 third party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2013 and 2012, there were five and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
Leases
The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from one to 25 years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2013 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2014	$1,472	$46,222
2015	1,458	35,875
2016	—	27,891
2017	—	20,433
2018	—	14,571
Thereafter	—	30,606
Total minimum lease payments	2,930	$175,598
Less: imputed interest at interest rates ranging from 4.0% to 16.0%	166
Present value of future minimum lease payments	2,764
Less: current portion of capital lease obligations	1,329
Long-term capital lease obligations	$1,435
During the years ended December 31, 2013, 2012 and 2011, rent expense including short-term rentals was approximately $124.4 million, $102.9 million, and $86.7 million, respectively.
Other Contingencies
Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy ranges from $0.25 million to $0.275 million. The deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2013 and 2012, the Company had accrued $33.1 million and $35.1 million, respectively, for its self-insurance liabilities (exclusive of health

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) COMMITMENTS AND CONTINGENCIES (Continued)

insurance) using a risk-free discount rate of 0.9% and 0.5%, respectively. Actual expenditures in future periods can differ materially from accruals based on estimates.
Anticipated payments at December 31, 2013 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2014	$12,581
2015	7,549
2016	5,820
2017	2,618
2018	2,183
Thereafter	2,862
Undiscounted self-insurance liabilities	33,613
Less: Discount	469
Total self-insurance liabilities (included in accrued expenses)	$33,144
(17) SEGMENT REPORTING
During 2013, the Company’s operations were managed in five reportable segments: Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services and Oil and Gas Field Services. Performance of the segments is evaluated on several factors, of which the primary financial measure is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, and provision for income taxes. Also excluded are other expense (income), loss on early extinguishment of debt and pre-tax, non-cash acquisition accounting inventory adjustments as these amounts are not considered part of usual business operations. Transactions between the segments are accounted for at the Company's estimate based on similar transactions with outside customers.
The operations not managed through the Company's five reportable segments are recorded as "Corporate Items." Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the five segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company's five segments.
As stated in Note 3, “Business Combinations,” no revenue, expense, income or loss of Safety-Kleen was included in the Company's consolidated results of operations for the year ended December 31, 2012 due to the immateriality of the operating results subsequent to the December 28, 2012 acquisition date. In addition, the December 31, 2012 balance sheet has been adjusted for purchase price measurement period adjustments related to the Safety-Kleen acquisition and has been labeled "As Adjusted."
The following table reconciles third party revenues to direct revenues for the years ended December 31, 2013, 2012 and 2011 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of revenues from other segments.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) SEGMENT REPORTING (Continued)

	For the Year Ended December 31, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$1,023,926	$583,567	$610,076	$908,556	$392,472	$(8,941)	$3,509,656
Intersegment revenues, net	120,382	(246,586)	160,585	(41,751)	7,370	—	—
Corporate Items, net	3,507	—	84	174	(342)	(3,423)	—
Direct revenues	$1,147,815	$336,981	$770,745	$866,979	$399,500	$(12,364)	$3,509,656

	For the Year Ended December 31, 2012
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$957,764	$—	$—	$828,119	$400,549	$1,476	$2,187,908
Intersegment revenues, net	31,637	—	—	(40,930)	9,293	—	—
Corporate Items, net	2,295	—	—	64	(489)	(1,870)	—
Direct revenues	$991,696	$—	$—	$787,253	$409,353	$(394)	$2,187,908

	For the Year Ended December 31, 2011
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services (1)	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$910,896	$—	$—	$731,626	$340,563	$1,051	$1,984,136
Intersegment revenues, net	32,340	—	—	(35,370)	3,030	—	—
Corporate Items, net	2,505	—	—	(363)	(401)	(1,741)	—
Direct revenues	$945,741	$—	$—	$695,893	$343,192	$(690)	$1,984,136
_______________________________________

(1)
During the year ended December 31, 2011, third party revenues for the Industrial and Field Services segment included revenues of $43.6 million associated with the oil spill response efforts in Montana.

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

	For the Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA:
Technical Services	$285,520	$249,829	$240,494
Oil Re-refining and Recycling	57,314	—	—
SK Environmental Services	112,413	—	—
Industrial and Field Services	176,952	158,931	136,380
Oil and Gas Field Services	68,063	77,048	77,870
Corporate Items	(190,157)	(112,041)	(104,736)
Total	510,105	373,767	350,008
Reconciliation to Consolidated Statements of Income:
Pre-tax, non-cash acquisition accounting inventory adjustment	13,559	—	—
Accretion of environmental liabilities	11,541	9,917	9,680
Depreciation and amortization	264,449	161,646	122,663
Income from operations	220,556	202,204	217,665
Other (income) expense	(1,705)	802	(6,402)
Loss on early extinguishment of debt	—	26,385	—
Interest expense, net of interest income	78,376	47,287	39,389
Income from operations before provision (benefit) for income taxes	$143,885	$127,730	$184,678
Revenue, property, plant and equipment and intangible assets outside of the United States
For the year ended December 31, 2013, the Company generated $2,376.2 million or 67.7% of revenues in the United States and Puerto Rico, $1,125.0 million or 32.1% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2012, the Company generated $1,254.2 million or 57.3% of revenues in the United States and Puerto Rico, $933.0 million or 42.6% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2011, the Company generated $1,149.4 million or 57.9% of revenues in the United States and Puerto Rico, $833.6 million or 42.0% of revenues in Canada, and less than 1.0% of revenues in other international locations.
As of December 31, 2013, the Company had property, plant and equipment, net of depreciation and amortization of $1,602.2 million, and permits and other intangible assets of $570.0 million. Of these totals, $652.0 million or 40.7% of property, plant and equipment and $110.8 million or 19.4% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2012, the Company had property, plant and equipment, net of depreciation and amortization of $1,533.1 million, and permits and other intangible assets of $590.0 million. Of these totals, $642.1 million or 41.9% of property, plant and equipment and $74.1 million or 12.6% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) SEGMENT REPORTING (Continued)

The purchase price measurement period adjustments related to the Safety-Kleen acquisition have been reflected in the December 31, 2012 amounts presented below.
The following table presents assets by reported segment and in the aggregate (in thousands).

	December 31, 2013	December 31, 2012 (As Adjusted)
Property, plant and equipment, net
Technical Services	$400,544	$405,447
Oil Re-refining and Recycling	211,513	178,210
SK Environmental Services	239,596	239,993
Industrial and Field Services	405,327	371,386
Oil and Gas Field Services	237,335	257,985
Corporate Items	107,855	80,032
Total property, plant and equipment, net	$1,602,170	$1,533,053
Intangible assets:
Technical Services
Goodwill	$45,599	$45,991
Permits and other intangibles, net	80,302	86,403
Total Technical Services	125,901	132,394
Oil Re-refining and Recycling
Goodwill	171,161	173,158
Permits and other intangibles, net	160,807	151,840
Total Oil Re-refining and Recycling Services	331,968	324,998
SK Environmental Services
Goodwill	172,308	174,089
Permits and other intangibles, net	265,104	277,460
Total SK Environmental Services	437,412	451,549
Industrial and Field Services
Goodwill	144,385	146,715
Permits and other intangibles, net	35,332	41,163
Total Industrial and Field Services	179,717	187,878
Oil and Gas Field Services
Goodwill	37,507	39,762
Permits and other intangibles, net	28,428	33,178
Total Oil and Gas Field Services	65,935	72,940
Total	$1,140,933	$1,169,759

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(17) SEGMENT REPORTING (Continued)

The following table presents the total assets by reported segment (in thousands).

	December 31, 2013	December 31, 2012 (As Adjusted)
Technical Services	$699,675	$716,309
Oil Re-Recycling and Refining	643,256	636,745
SK Environmental Services	774,401	815,446
Industrial and Field Services	634,541	612,664
Oil and Gas Field Services	395,805	348,771
Corporate Items	806,000	708,151
Total	$3,953,678	$3,838,086
The following table presents the total assets by geographical area (in thousands).

	December 31, 2013	December 31, 2012 (As Adjusted)
United States	$2,684,686	$2,555,926
Canada	1,266,505	1,281,384
Other foreign	2,487	776
Total	$3,953,678	$3,838,086
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating balance sheet at December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$235,445	$73,622	$—	$310,073
Intercompany receivables	269,580	2,448	230,224	(502,252)	—
Accounts receivable, net	—	387,006	192,388	—	579,394
Other current assets	24,087	182,881	74,744	—	281,712
Property, plant and equipment, net	—	945,280	656,890	—	1,602,170
Investments in subsidiaries	2,683,158	967,186	144,953	(3,795,297)	—
Intercompany debt receivable	—	493,402	3,701	(497,103)	—
Goodwill	—	415,541	155,419	—	570,960
Permits and other intangibles, net	—	458,917	111,056	—	569,973
Other long-term assets	23,770	7,018	8,608	—	39,396
Total assets	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678
Liabilities and Stockholders' Equity:
Current liabilities	$33,626	$466,454	$139,465	$—	$639,545
Intercompany payables	—	499,749	2,503	(502,252)	—
Closure, post-closure and remedial liabilities, net	—	158,298	31,814	—	190,112
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	191	1,244	—	1,435
Intercompany debt payable	3,701	—	493,402	(497,103)	—
Other long-term liabilities	88,635	103,125	55,187	—	246,947
Total liabilities	1,525,962	1,227,817	723,615	(999,355)	2,478,039
Stockholders' equity	1,475,639	2,867,307	927,990	(3,795,297)	1,475,639
Total liabilities and stockholders' equity	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating balance sheet at December 31, 2012 as adjusted (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$35,214	$140,683	$53,939	$—	$229,836
Intercompany receivables	296,023	17,704	116,571	(430,298)	—
Accounts receivable, net	—	345,891	200,245	—	546,136
Other current assets	38,295	186,640	94,352	—	319,287
Property, plant and equipment, net	—	881,975	651,078	—	1,533,053
Investments in subsidiaries	2,528,699	850,011	144,953	(3,523,663)	—
Intercompany debt receivable	—	508,067	3,701	(511,768)	—
Goodwill	—	413,362	166,353	—	579,715
Permits and other intangibles, net	—	464,455	125,589	—	590,044
Other long-term assets	21,141	9,125	9,749	—	40,015
Total assets	$2,919,372	$3,817,913	$1,566,530	$(4,465,729)	$3,838,086
Liabilities and Stockholders' Equity:
Current liabilities	$32,586	$417,429	$138,651	$—	$588,666
Intercompany payables	—	412,594	17,704	(430,298)	—
Closure, post-closure and remedial liabilities, net	—	164,506	34,551	—	199,057
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	301	2,578	—	2,879
Intercompany debt payable	3,701	—	508,067	(511,768)	—
Other long-term liabilities	51,013	108,694	55,705	—	215,412
Total liabilities	1,487,300	1,103,524	757,256	(942,066)	2,406,014
Stockholders' equity	1,432,072	2,714,389	809,274	(3,523,663)	1,432,072
Total liabilities and stockholders' equity	$2,919,372	$3,817,913	$1,566,530	$(4,465,729)	$3,838,086

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the consolidating statement of income for the year ended December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,754,356	$989,620	$(14,771)	$2,729,205
Product revenues	—	611,548	173,127	(4,224)	780,451
Total revenues	—	2,365,904	1,162,747	(18,995)	3,509,656
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,187,946	701,273	(14,771)	1,874,448
Product cost of revenues	—	524,318	148,091	(4,224)	668,185
Total cost of revenues	—	1,712,264	849,364	(18,995)	2,542,633
Selling, general and administrative expenses	109	352,387	117,981	—	470,477
Accretion of environmental liabilities	—	9,817	1,724	—	11,541
Depreciation and amortization	—	169,629	94,820	—	264,449
Income from operations	(109)	121,807	98,858	—	220,556
Other income (expense)	—	3,211	(1,506)	—	1,705
Interest (expense) income, net	(79,017)	224	417	—	(78,376)
Equity in earnings of subsidiaries	184,498	79,427	—	(263,925)	—
Intercompany dividend income (expense)	—	—	13,292	(13,292)	—
Intercompany interest income (expense)	—	40,304	(40,304)	—	—
Income (loss) before provision for income taxes	105,372	244,973	70,757	(277,217)	143,885
Provision for income taxes	9,806	23,113	15,400	—	48,319
Net income (loss)	95,566	221,860	55,357	(277,217)	95,566
Other comprehensive (loss) income	(69,188)	(69,188)	39,519	29,669	(69,188)
Comprehensive income (loss)	$26,378	$152,672	$94,876	$(247,548)	$26,378

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the consolidating statement of income for the year ended December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	—	1,155,993	927,240	(20,073)	2,063,160
Product revenues	—	87,460	38,500	(1,212)	124,748
Total revenues	—	1,243,453	965,740	(21,285)	2,187,908
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	787,228	672,439	(20,073)	1,439,594
Product cost of revenues	—	70,085	32,154	(1,212)	101,027
Total cost of revenues	—	857,313	704,593	(21,285)	1,540,621
Selling, general and administrative expenses	66	173,190	100,264	—	273,520
Accretion of environmental liabilities	—	8,592	1,325	—	9,917
Depreciation and amortization	—	80,154	81,492	—	161,646
Income from operations	(66)	124,204	78,066	—	202,204
Other income	—	(154)	(648)	—	(802)
Loss on early extinguishment of debt	(26,385)	—	—	—	(26,385)
Interest (expense), net	(46,221)	—	(1,066)	—	(47,287)
Equity in earnings of subsidiaries	187,432	65,452	—	(252,884)	—
Intercompany dividend income (expense)	10,010	—	13,805	(23,815)	—
Intercompany interest income (expense)	—	41,636	(41,636)	—	—
Income before provision for income taxes	124,770	231,138	48,521	(276,699)	127,730
(Benefit) provision for income taxes	(4,904)	(8,852)	11,812	—	(1,944)
Net income	129,674	239,990	36,709	(276,699)	129,674
Other comprehensive income (loss)	18,279	18,279	7,986	(26,265)	18,279
Comprehensive income (loss)	$147,953	$258,269	$44,695	$(302,964)	$147,953

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the consolidating statement of income for the year ended December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	—	1,055,095	854,306	(26,422)	1,882,979
Product revenues	—	86,840	15,737	(1,420)	101,157
Total revenues	—	1,141,935	870,043	(27,842)	1,984,136
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	720,189	607,596	(26,422)	1,301,363
Product cost of revenues	—	66,582	13,466	(1,420)	78,628
Total cost of revenues	—	786,771	621,062	(27,842)	1,379,991
Selling, general and administrative expenses	100	165,882	88,155	—	254,137
Accretion of environmental liabilities	—	8,442	1,238	—	9,680
Depreciation and amortization	—	58,328	64,335	—	122,663
Income from operations	(100)	122,512	95,253	—	217,665
Other income	—	3,864	2,538	—	6,402
Interest (expense) income, net	(38,755)	18	(652)	—	(39,389)
Equity in earnings of subsidiaries	174,029	84,789	—	(258,818)	—
Intercompany dividend income (expense)	10,186	—	13,832	(24,018)	—
Intercompany interest income (expense)	—	37,870	(37,870)	—	—
Income from continuing operations before provision for income taxes	145,360	249,053	73,101	(282,836)	184,678
Provision for income taxes	18,108	29,341	9,977	—	57,426
Net income	127,252	219,712	63,124	(282,836)	127,252
Other comprehensive income (loss)	(19,406)	(19,406)	(8,381)	27,787	(19,406)
Comprehensive income (loss)	$107,846	$200,306	$54,743	$(255,049)	$107,846

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(33,932)	$264,491	$185,280	$415,839
Cash flows from investing activities:
Additions to property, plant and equipment	—	(145,395)	(134,812)	(280,207)
Proceeds from sales of fixed assets	—	1,078	3,621	4,699
Acquisitions, net of cash acquired	(6,025)	(57,239)	—	(63,264)
Additions to intangible assets including costs to obtain or renew permits	—	(5,247)	(1,493)	(6,740)
Net cash used in investing activities	(6,025)	(206,803)	(132,684)	(345,512)
Cash flows from financing activities:
Change in uncashed checks	—	9,922	2,346	12,268
Proceeds from exercise of stock options	400	—	—	400
Remittance of shares, net	(731)	—	—	(731)
Excess tax benefit of stock-based compensation	1,409	—	—	1,409
Deferred financing costs paid	(2,504)	—	—	(2,504)
Proceeds from employee stock purchase plan	7,425	—	—	7,425
Payments on capital leases	—	(227)	(4,664)	(4,891)
Issuance costs related to issuances of common stock	(250)	—	—	(250)
Dividends (paid)/received	—	(13,545)	13,545	—
Interest (payments) / received	—	40,924	(40,924)	—
Net cash from financing activities	5,749	37,074	(29,697)	13,126
Effect of exchange rate change on cash	—	—	(3,216)	(3,216)
(Decrease) increase in cash and cash equivalents	(34,208)	94,762	19,683	80,237
Cash and cash equivalents, beginning of year	35,214	140,683	53,939	229,836
Cash and cash equivalents, end of year	$1,006	$235,445	$73,622	$310,073

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(45,655)	$179,425	$190,595	$324,365
Cash flows from investing activities:
Additions to property, plant and equipment	—	(117,344)	(80,053)	(197,397)
Proceeds from sales of fixed assets	—	3,810	4,315	8,125
Acquisitions, net of cash acquired	(1,257,259)	(63,351)	(53,311)	(1,373,921)
Additions to intangible assets including costs to obtain or renew permits	—	(712)	(3,334)	(4,046)
Purchase of marketable securities	—	—	(10,517)	(10,517)
Other	—	500	4,620	5,120
Net cash used in investing activities	(1,257,259)	(177,097)	(138,280)	(1,572,636)
Cash flows from financing activities:
Change in uncashed checks	—	(6,761)	(5,309)	(12,070)
Proceeds from exercise of stock options	288	—	—	288
Remittance of shares, net	(2,912)	—	—	(2,912)
Excess tax benefit of stock-based compensation	2,556	—	—	2,556
Deferred financing costs paid	(19,056)	—	—	(19,056)
Proceeds from employee stock purchase plan	6,196	—	—	6,196
Payments of capital leases	—	(850)	(5,749)	(6,599)
Proceeds from issuance of common stock, net	369,520	—	—	369,520
Principle payment on debt	(520,000)	—	—	(520,000)
Distribution of cash earned on employee participation plan	(55)	—	—	(55)
Issuance of senior unsecured notes, at par	1,400,000	—	—	1,400,000
Dividends (paid) / received	10,010	(23,815)	13,805	—
Interest (payments) / received	—	41,710	(41,710)	—
Net cash from financing activities	1,246,547	10,284	(38,963)	1,217,868
Effect of exchange rate change on cash	—	—	(484)	(484)
(Decrease) increase in cash and cash equivalents	(56,367)	12,612	12,868	(30,887)
Cash and cash equivalents, beginning of year	91,581	128,071	41,071	260,723
Cash and cash equivalents, end of year	$35,214	$140,683	$53,939	$229,836

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)

Following is the condensed consolidating statement of cash flows for the year ended December 31, 2011 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(17,428)	$90,015	$106,944	$179,531
Cash flows from investing activities:
Additions to property, plant and equipment	—	(92,531)	(55,982)	(148,513)
Proceeds from sales of fixed assets and assets held for sale	—	657	6,137	6,794
Acquisitions, net of cash acquired	—	(50,166)	(286,794)	(336,960)
Additions to intangible assets including costs to obtain or renew permits	—	(465)	(2,462)	(2,927)
Proceeds from sales of marketable securities	—	—	425	425
Proceeds from sale of long-term investments	—	1,000	—	1,000
Investment in subsidiaries	(258,597)	178,884	79,713	—
Net cash used in investing activities	(258,597)	37,379	(258,963)	(480,181)
Cash flows from financing activities:
Change in uncashed checks	—	6,558	3,264	9,822
Proceeds from exercise of stock options	1,350	—	—	1,350
Remittance of shares, net	(4,061)	—	—	(4,061)
Excess tax benefit of stock-based compensation	3,352	—	—	3,352
Deferred financing costs paid	(8,463)	—	—	(8,463)
Proceeds from employee stock purchase plan	3,516	—	—	3,516
Payments of capital leases	—	(820)	(7,017)	(7,837)
Distribution of cash earned on employee participation plan	—	—	(189)	(189)
Issuance of senior secured notes, including premium	261,250	—	—	261,250
Dividends received / (paid)	10,186	(24,306)	14,120	—
Interest received / (payments)	—	35,088	(35,088)	—
Intercompany debt	—	(140,425)	140,425	—
Net cash from financing activities	267,130	(123,905)	115,515	258,740
Effect of exchange rate change on cash	—	—	423	423
(Decrease) increase in cash and cash equivalents	(8,895)	3,489	(36,081)	(41,487)
Cash and cash equivalents, beginning of year	100,476	124,582	77,152	302,210
Cash and cash equivalents, end of year	$91,581	$128,071	$41,071	$260,723

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2013
Revenues	$862,163	$860,528	$907,535	$879,430
Cost of revenues (2)	636,024	614,326	647,119	645,164
Gross profit	226,139	246,202	260,416	234,266
Income from operations	34,828	53,243	73,608	58,877
Other income (expense)	525	1,655	(150)	(325)
Net income	10,502	22,902	35,361	26,801
Basic earnings per share	0.17	0.38	0.58	0.44
Diluted earnings per share	0.17	0.38	0.58	0.44

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (1)
	(in thousands except per share amounts)
2012
Revenues	$572,022	$523,118	$533,806	$558,962
Cost of revenues (2)	400,315	367,623	372,940	399,743
Gross profit	171,707	155,495	160,866	159,219
Income from operations	61,701	47,533	56,739	36,231
Other expense	(299)	(75)	(91)	(337)
Net income	32,015	23,426	12,359	61,874
Basic earnings per share	0.60	0.44	0.23	1.11
Diluted earnings per share	0.60	0.44	0.23	1.11
______________________________________

(1)
The third quarter 2012 net income and earnings per share were impacted by a $26.4 million loss on early extinguishment of debt in connection with a redemption and repurchase of the Company's $520.0 million previously outstanding senior secured notes. The fourth quarter 2012 net income and earnings per share were impacted by a decrease in unrecognized tax benefits of $52.4 million resulting from expiring statute of limitation periods related to an historical Canadian debt restructuring transaction.

(2)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
Earnings per share are computed independently for each of the quarters presented. Accordingly, the quarterly basic and diluted earnings per share may not equal the total computed for the year.
(20) SUBSEQUENT EVENTS

On February 25, 2014, the Company's Board of Directors authorized the repurchase of up to $150 million of the Company's common stock. The Company intends to fund the repurchases through available cash resources. The repurchase program authorizes the Company to purchase the Company's common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

On February 27, 2014, the Company's Executive team and Board of Directors terminated the Company's Employee Stock Purchase Plan (as discussed in Note 15, "Stock-Based Compensation and Employee Benefit Plans"), effective as of March 31, 2014.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2013
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2011	$2,084	$759	$1,013	$1,830
2012	$1,830	$1,213	$1,797	$1,246
2013	$1,246	$7,933	$1,825	$7,354
________________________________________

(a)	Amounts deemed uncollectible, net of recoveries.

Revenue Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2011	$21,620	$13,846	$24,613	$10,853
2012	$10,853	$18,847	$19,821	$9,879
2013	$9,879	$16,401	$15,528	$10,752
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

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves(a)	Balance End of Period
2011	$12,919	$(1,593)	$147	$11,473
2012 (As Adjusted)	$11,473	$(196)	$15,048	$26,325
2013	$26,325	$(1,545)	$4,946	$29,726
________________________________________

(a)	The Safety-Kleen acquisition accounted for $13.8 million of the increase in the valuation allowance as of December 31, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.
Management's Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2013. Based on their evaluation under the framework in Internal Control—Integrated Framework (1992), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria in the Internal Control—Integrated Framework (1992).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2013, which is included below in this Item 9A of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Norwell, Massachusetts
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 3, 2014

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2014 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2014.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2014 annual meeting of shareholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2014 annual meeting of shareholders, the following table includes information as of December 31, 2013 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's shareholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	36,000	$29.73	5,237,137
___________________________________________

(1)
Includes: (i) the Company's 2000 Stock Incentive Plan which expired in 2010, but under which there were on December 31, 2013 outstanding options for an aggregate of 36,000 shares; and (ii) the Company's 2010 Stock Incentive Plan (the "2010 Plan") under which there were on December 31, 2013 no outstanding options but 5,237,137 shares were available for grant of future options, stock appreciation rights, restricted stock awards, restricted stock units and certain other forms of equity incentives. See Note 15, "Stock-Based Compensation and Employee Benefit Plans," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

In addition, as described in Note 15, "Stock-Based Compensation and Employee Benefit Plans," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, the Company has an Employee Stock Purchase Plan (the "ESPP"), which is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees are given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On December 31, 2013, there were 340,780 shares reserved for future issuance under the ESPP.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman of the Board of Directors and Chief Executive Officer	March 3, 2014
Alan S. McKim

/s/ JAMES M. RUTLEDGE	Vice Chairman, President and Chief Financial Officer	March 3, 2014
James M. Rutledge

/s/ MICHAEL L. BATTLES	Senior Vice President, Corporate Controller and Chief Accounting Officer	March 3, 2014
Michael L. Battles

*	Director	March 3, 2014
Gene Banucci

*	Director	March 3, 2014
John P. DeVillars

*	Director	March 3, 2014
Edward G. Galante

*	Director	March 3, 2014
John F. Kaslow

*	Director	March 3, 2014
Rod Marlin

*	Director	March 3, 2014
Daniel J. McCarthy

*	Director	March 3, 2014
John T. Preston

*	Director	March 3, 2014
Andrea Robertson

*	Director	March 3, 2014
Thomas J. Shields

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors	(8)
3.4C	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
4.33E-1	Fourth Amended and Restated Credit Agreement dated as of January 17, 2013 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(10)
4.33F	Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of May 31, 2011 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(11)
4.33G	Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33H	Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33I	Security Agreement (U.S. Domiciled Loan Parties) dated as of January 17, 2013 among Clean Harbors, Inc. , as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(10)
4.33J	Security Agreement (Canadian Domiciled Loan Parties) dated as of May 31, 2011 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the Canadian subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(11)
4.40	Indenture dated as of July 30, 2012, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee	(12)
4.42	Indenture dated as of December 7, 2012, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(13)
10.43*	Key Employee Retention Plan	(14)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(15)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(16)

Item No.	Description	Location
10.52B*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated on March 5, 2012]	(17)
10.53*	Clean Harbors, Inc. Annual CEO Incentive Bonus Plan	(18)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(19)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	(15)
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54D*	Amendment to Section 8 and 10(i) of the Company’s 2010 Stock Incentive Plan	(20)
10.55*	Clean Harbors, Inc. 2014 CEO Annual Incentive Plan	(21)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(22)
_______________________________________________

(*)	A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(f) of Form 10-K.

(1)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on October 31, 2012.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 6, 2011.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 18, 2013.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on June 3, 2011.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 30, 2012.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 10, 2012.

(14)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.

(16)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 1, 2005.

(17)	Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2012 annual meeting of shareholders filed on March 23, 2012.

(18)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2009.

(19)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2010.

(20)	Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement filed on March 22, 2013.

(21)	Incorporated by reference by Appendix A to the Company’s definitive Proxy Statement filed on March 22, 2013.

(22)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.