Form 10-Q
period 2014-03-31
CLEAN HARBORS INC
filed 2014-05-08
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	60,765,766
(Class)	(Outstanding as of May 5, 2014)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$249,007	$310,073
Marketable securities	213	12,435
Accounts receivable, net of allowances aggregating $20,094 and $18,106, respectively	566,394	579,394
Unbilled accounts receivable	40,832	26,568
Deferred costs	16,523	16,134
Inventories and supplies	152,443	152,096
Prepaid expenses and other current assets	56,677	41,962
Deferred tax assets	32,469	32,517
Total current assets	1,114,558	1,171,179
Property, plant and equipment, net	1,588,286	1,602,170
Other assets:
Deferred financing costs	20,036	20,860
Goodwill	565,062	570,960
Permits and other intangibles, net	557,211	569,973
Other	18,802	18,536
Total other assets	1,161,111	1,180,329
Total assets	$3,863,955	$3,953,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,119	$1,329
Accounts payable	284,768	316,462
Deferred revenue	56,469	55,454
Accrued expenses	213,096	236,829
Current portion of closure, post-closure and remedial liabilities	31,866	29,471
Total current liabilities	587,318	639,545
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,629 and $5,884, respectively	40,809	41,201
Remedial liabilities, less current portion of $24,237 and $23,587, respectively	144,485	148,911
Long-term obligations	1,400,000	1,400,000
Capital lease obligations, less current portion	913	1,435
Deferred taxes, unrecognized tax benefits and other long-term liabilities	244,795	246,947
Total other liabilities	1,831,002	1,838,494
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 60,717,774 and 60,672,180 shares, respectively	607	607
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	900,726	898,165
Accumulated other comprehensive loss	(61,081)	(19,556)
Accumulated earnings	605,852	596,892
Total stockholders’ equity	1,445,635	1,475,639
Total liabilities and stockholders’ equity	$3,863,955	$3,953,678
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Service revenues	$660,095	$672,622
Product revenues	186,572	189,541
Total revenues	846,667	862,163
Cost of revenues (exclusive of items shown separately below)
Service revenues	466,799	468,372
Product revenues	158,920	167,652
Total cost of revenues	625,719	636,024
Selling, general and administrative expenses	118,962	128,470
Accretion of environmental liabilities	2,724	2,835
Depreciation and amortization	69,356	60,006
Income from operations	29,906	34,828
Other income	4,178	525
Interest expense, net of interest income of $205 and $111, respectively	(19,554)	(19,873)
Income before provision for income taxes	14,530	15,480
Provision for income taxes	5,570	4,978
Net income	$8,960	$10,502
Earnings per share:
Basic	$0.15	$0.17
Diluted	$0.15	$0.17
Shares used to compute earnings per share - Basic	60,720	60,464
Shares used to compute earnings per share - Diluted	60,861	60,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$8,960	$10,502
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities (net of taxes of $152 and $70 respectively)	860	(549)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $496)	(2,812)	—
Foreign currency translation adjustments	(39,573)	(23,312)
Other comprehensive loss	(41,525)	(23,861)
Comprehensive loss	$(32,565)	$(13,359)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,960	$10,502
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	69,356	60,006
Pre-tax, non-cash acquisition accounting inventory adjustments	—	13,559
Allowance for doubtful accounts	2,086	1,823
Amortization of deferred financing costs and debt discount	824	846
Accretion of environmental liabilities	2,724	2,835
Changes in environmental liability estimates	(821)	(58)
Deferred income taxes	—	32
Stock-based compensation	2,278	1,887
Excess tax benefit of stock-based compensation	(117)	(1,227)
Income tax benefit related to stock option exercises	117	1,216
Other income	(4,178)	(525)
Environmental expenditures	(4,186)	(5,291)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	3,741	(28,726)
Inventories and supplies	(1,709)	13,573
Other current assets	(30,532)	6,377
Accounts payable	(23,374)	(16,112)
Other current and long-term liabilities	(20,573)	(21,128)
Net cash from operating activities	4,596	39,589
Cash flows from investing activities:
Additions to property, plant and equipment	(75,005)	(72,249)
Proceeds from sales of fixed assets	876	921
Proceeds from sales of marketable securities	12,870	—
Acquisitions, net of cash acquired	—	(197)
Additions to intangible assets, including costs to obtain or renew permits	(1,075)	(725)
Net cash used in investing activities	(62,334)	(72,250)
Cash flows from financing activities:
Change in uncashed checks	21	26,419
Proceeds from exercise of stock options	—	397
Remittance of shares, net	(750)	(41)
Repurchases of common stock	(1,225)	—
Proceeds from employee stock purchase plan	2,141	1,546
Deferred financing costs paid	—	(2,318)
Payments on capital leases	(638)	(1,346)
Issuance costs related to 2012 issuance of common stock	—	(250)
Excess tax benefit of stock-based compensation	117	1,227
Net cash from financing activities	(334)	25,634
Effect of exchange rate change on cash	(2,994)	(705)
Decrease in cash and cash equivalents	(61,066)	(7,732)
Cash and cash equivalents, beginning of period	310,073	229,836
Cash and cash equivalents, end of period	$249,007	$222,104
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$21,436	$21,725
Income taxes paid	5,389	3,662
Non-cash investing and financing activities:
Property, plant and equipment accrued	26,715	21,722
Transfer of inventory to property, plant and equipment	—	11,369
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2014	60,672	$607	$(469)	$898,165	$(19,556)	$596,892	$1,475,639
Net income	—	—	—	—	—	8,960	8,960
Other comprehensive loss	—	—	—	—	(41,525)	—	(41,525)
Stock-based compensation	42	—	—	2,278	—	—	2,278
Issuance of restricted shares, net of shares remitted	(14)	—	—	(750)	—	—	(750)
Repurchases of common stock	(25)	—	—	(1,225)	—	—	(1,225)
Net tax benefit on exercise of stock-based awards	—	—	—	117	—	—	117
Employee stock purchase plan	43	—	—	2,141	—	—	2,141
Balance at March 31, 2014	60,718	$607	$(469)	$900,726	$(61,081)	$605,852	$1,445,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in these policies or their application.
Recent Accounting Pronouncements
Standards implemented
On January 1. 2014, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The adoption of ASU 2013-11 did not have an impact on the Company's consolidated balance sheets.
Standards to be implemented
In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in ASU 2014-08 provide guidance for the recognition and disclosure of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is still evaluating the impact that ASU No. 2014-08 will have on the Company's consolidated financial statements.

(3) BUSINESS COMBINATIONS
Evergreen
On September 13, 2013, the Company acquired 100% of the outstanding common shares of Evergreen Oil, Inc. (“Evergreen”) for approximately $55.9 million in cash, net of cash acquired. The final purchase price remains subject to adjustment upon finalization of Evergreen’s net working capital balance as of the closing date. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil and is currently the second-largest collector of used oil in California. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables the Company to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities.
Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. As of March 31, 2014, the Company has finalized the purchase accounting for the acquisition of Evergreen, except for the other assets, environmental liabilities, taxes and goodwill. The impact of the purchase price measurement period adjustments and related tax impacts recorded in the current period was not material to the consolidated financial statements and accordingly, the effects have not been retrospectively applied.

The following table summarizes the recognized amounts of assets acquired and liabilities assumed at September 13, 2013 (in thousands):

	At acquisition date as reported at December 31, 2013	Measurement Period Adjustments	At acquisition date as reported at March 31, 2014
Inventories and supplies	$1,089	$—	$1,089
Prepaid and other current assets	1,291	—	1,291
Property, plant and equipment	40,563	—	40,563
Permits and other intangibles	17,100	—	17,100
Deferred tax assets, less current portion	2,368	—	2,368
Other assets	3,607	(37)	3,570
Current liabilities	(6,198)	(66)	(6,264)
Closure and post-closure liabilities	(659)	—	(659)
Remedial liabilities, less current portion	(2,103)	103	(2,000)
Other long-term liabilities	(1,139)	—	(1,139)
Total identifiable net assets	55,919	—	55,919
Goodwill	—	—	—
Total	$55,919	$—	$55,919
(4) MARKETABLE SECURITIES
The Company classifies its marketable securities as available-for-sale and, accordingly, carries such securities at fair value based upon readily available quoted market prices of the securities. Unrealized gains and losses are reported, net of tax, as a component of other comprehensive income. On March 31, 2014 and December 31, 2013, marketable securities held by the Company were recorded at $0.2 million and $12.4 million, respectively. Marketable securities are classified as Level 1 in the fair value hierarchy.
During the quarter ended March 31, 2014 the Company sold marketable securities and recognized a gain of $3.3 million recorded as other income in the consolidated statement of income.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Oil and oil products	$59,242	$59,639
Supplies and drums	65,882	64,471
Solvent and solutions	9,955	10,100
Other	17,364	17,886
Total inventories and supplies	$152,443	$152,096

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$99,338	$99,794
Asset retirement costs (non-landfill)	10,909	10,938
Landfill assets	101,540	100,983
Buildings and improvements	331,969	327,956
Camp equipment	180,874	187,831
Vehicles	432,849	425,296
Equipment	1,220,857	1,201,296
Furniture and fixtures	5,260	5,260
Construction in progress	68,123	58,010
	2,451,719	2,417,364
Less - accumulated depreciation and amortization	863,433	815,194
Total property, plant and equipment, net	$1,588,286	$1,602,170
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the three months ended March 31, 2014 were as follows (in thousands):

2014
Balance at January 1, 2014	$570,960
Foreign currency translation	(5,898)
Balance at March 31, 2014	$565,062
The Company assesses goodwill for impairment at least on an annual basis as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. The Company conducted the annual impairment test of goodwill for all reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values.
The fair value of the Oil Re-refining and Recycling reporting unit exceeded the carrying value by less than 10% at December 31, 2013. During the first quarter of fiscal 2014 the reporting unit has experienced lower than anticipated financial results primarily due to lower overall oil pricing and sales mix between base oils and higher priced blended oils. The lower sales prices reflected general economic conditions in the oil industry during these periods. The financial performance of this reporting unit, which had a goodwill balance of approximately $170.1 million at March 31, 2014, is affected by fluctuations in oil prices and sales mix. In light of the reporting units performance the Company continues to evaluate the risk of goodwill impairment and during the first quarter of 2014 has performed analysis surrounding the impact of the lower than anticipated results on the reporting unit's fair value. Based on such analysis the Company continues to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value at March 31, 2014.
The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $36.3 million at March 31, 2014, was affected in the first quarter by decreased surface rentals and low rig counts. During the first quarter of 2014, due to lower than anticipated results in the Oil and Gas Field Services reporting unit, the Company performed an interim analysis of the impact of the lower than anticipated results on the reporting unit's fair value in the quarter, and concluded the fair value of the reporting unit more likely than not exceeded its carrying value at March 31, 2014.
Significant judgments are inherent in the annual impairment tests and analysis performed at interim dates and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The Company believes that the assumptions used in the impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The impairment analysis performed during the year ended December 31, 2013 utilized future annual budgeted amounts. The discount rate assumptions were based on an assessment of the Company's weighted average cost of capital. Analysis performed in the first quarter of 2014 included a comparison of actual versus budgeted results and considerations as to whether the other significant assumptions utilized as of December 31, 2013 remained reasonable.

The performance of the reporting unit and risk that its fair value will reduce to a level that does not exceed its carrying value will continue to be monitored going forward. There can be no assurance that future events and performance of the Oil Re-refining and Recycling reporting unit and Oil and Gas Field Services reporting unit will not result in an impairment of goodwill.
Below is a summary of amortizable other intangible assets (in thousands):

	March 31, 2014				December 31, 2013
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$156,502	$51,644	$104,858	20.8	$157,327	$50,858	$106,469	19.6
Customer and supplier relationships	374,593	59,142	315,451	11.7	377,899	52,814	325,085	12.1
Other intangible assets	29,137	16,395	12,742	2.9	29,299	15,518	13,781	3.3
Total amortizable permits and other intangible assets	560,232	127,181	433,051	11.9	564,525	119,190	445,335	12.2
Trademarks and trade names	124,160	—	124,160	Indefinite	124,638	—	124,638	Indefinite
Total permits and other intangible assets	$684,392	$127,181	$557,211		$689,163	$119,190	$569,973
Below is the expected future amortization of the net carrying amount of finite lived intangible assets at March 31, 2014 (in thousands):

Years Ending December 31,	Expected Amortization
2014 (nine months)	$26,555
2015	35,149
2016	34,362
2017	32,448
2018	29,732
Thereafter	274,805
$433,051
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Insurance	$62,478	$57,993
Interest	17,909	20,731
Accrued compensation and benefits	49,821	60,902
Income, real estate, sales and other taxes	35,510	38,938
Other	47,378	58,265
Total accrued expenses	$213,096	$236,829

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the three months ended March 31, 2014 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2014	$27,604	$19,481	$47,085
New asset retirement obligations	921	—	921
Accretion	716	456	1,172
Changes in estimates recorded to statement of income	—	216	216
Changes in estimates recorded to balance sheet	165	—	165
Expenditures	(576)	(336)	(912)
Currency translation and other	(97)	(112)	(209)
Balance at March 31, 2014	$28,733	$19,705	$48,438
All of the landfill facilities included in the above were active as of March 31, 2014. New asset retirement obligations incurred during the first three months of 2014 were discounted at the credit-adjusted risk-free rate of 6.54%. There were no significant charges (benefits) in 2014 resulting from changes in estimates for closure and post-closure liabilities.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the three months ended March 31, 2014 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2014	$5,624	$74,262	$92,612	$172,498
Adjustments during the measurement period related to Evergreen	—	—	(125)	(125)
Accretion	66	756	730	1,552
Changes in estimates recorded to statement of income	(126)	(259)	(652)	(1,037)
Expenditures	(32)	(1,399)	(1,843)	(3,274)
Currency translation and other	(108)	(40)	(744)	(892)
Balance at March 31, 2014	$5,424	$73,320	$89,978	$168,722
In the three months ended March 31, 2014, the reduction in changes in estimates recorded to the statement of income was $1.0 million and primarily related to timing changes for various projects.
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2014	December 31, 2013
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	600,000	600,000
Long-term obligations	$1,400,000	$1,400,000

On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 ("2020 Notes") with semi-annually fixed interest payments on February 1 and August 1 of each year, which commenced on February 1, 2013. At March 31, 2014 and December 31, 2013, the fair value of the Company's 2020 Notes was $811.1 million and $804.2 million, respectively, based on quoted market prices or other available market data. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") with semi-annually fixed interest payments on June 1 and December 1 of each year, which commenced on June 1, 2013. At March 31, 2014 and December 31, 2013, the fair value of the Company's 2021

Notes was $603.2 million and $601.6 million, respectively, based on quoted market prices or other available market data. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of March 31, 2014 and December 31, 2013 had no outstanding loan balances. At March 31, 2014, $251.1 million was available to borrow and outstanding letters of credit were $148.9 million. At December 31, 2013, $259.7 million was available to borrow and outstanding letters of credit were $140.3 million December 31, 2013.
(12) INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2014 was 38.3% compared to 32.2% for the same period in 2013.
As of March 31, 2014 and December 31, 2013, the Company had recorded $1.3 million of liabilities for unrecognized tax benefits and $0.2 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.1 million within the next twelve months.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$8,960	$10,502

Denominator:
Basic shares outstanding	60,720	60,464
Dilutive effect of equity-based compensation awards	141	166
Dilutive shares outstanding	60,861	60,630

Basic earnings per share:	$0.15	$0.17

Diluted earnings per share:	$0.15	$0.17
For the three months ended March 31, 2014, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 101,059 outstanding performance stock awards for which the performance criteria were not attained at that time. For the three months ended March 31, 2013, the EPS calculations above include the dilutive effects of all then outstanding options, restricted stock, and performance awards except for 61,000 outstanding performance stock awards for which the performance criteria were not attained at that time.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the three months ended March 31, 2014 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2014	$(20,164)	$1,904	$(1,296)	$(19,556)
Other comprehensive loss before reclassifications	(39,573)	1,012	—	(38,561)
Amounts reclassified out of accumulated other comprehensive loss	$—	$(3,308)	$—	$(3,308)
Tax effects	$—	$344	$—	$344
Other comprehensive loss	$(39,573)	$(1,952)	$—	$(41,525)
Balance at March 31, 2014	$(59,737)	$(48)	$(1,296)	$(61,081)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during the three months ended March 31, 2014 were as follows (in thousands):

Comprehensive Loss Components	March 31, 2014	Location
Unrealized holding gains on available-for-sale investments	$(3,308)	Other income

(15) COMMITMENTS AND CONTINGENCIES
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
At March 31, 2014 and December 31, 2013, the Company had recorded reserves of $42.3 million and $41.7 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2014 and December 31, 2013, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.4 million and $3.5 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2014, the $42.3 million of reserves consisted of (i) $33.8 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $8.5 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2014, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2014, were as follows:
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
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At March 31, 2014 and December 31, 2013, the Company had accrued $13.3 million and $13.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2014 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 63 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2014, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2014. From December 31, 2013 to March 31, 2014, six product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. Safety-Kleen disputes the basis of the claims on numerous grounds, including that Safety-Kleen has contracts with numerous customers authorizing the assessment of such fees and that in cases where no contract exists Safety-Kleen provides customers with a document at the time of service reflecting the assessment of the fee, followed by an invoice itemizing the fee. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers consented to the charges and that the surcharges were voluntarily paid by the customers when presented with an invoice. The lawsuit is still in its initial stages of discovery, with the focus being whether a class will be certified. The class certification-related fact discovery cutoff was extended to June 4, 2014, and a hearing on class certification will be scheduled to occur after October 15, 2014. The plaintiff has filed a motion to extend the discovery cutoff and trial date, but the court has not ruled on these requests. In late June 2012, a nearly identical lawsuit was filed by the same law firm on behalf of a California-based customer. That lawsuit contends, under various state law theories, that Safety-Kleen impermissibly assessed fuel surcharges and late payment fees and seeks certification of a class of California customers only. Safety-Kleen will assert the same defenses as in the Alabama litigation. In December 2012, a similar suit was filed by the same law firm on behalf of a Missouri-based customer which contends under various state law theories that Safety-Kleen impermissibly assessed fuel surcharges and seeks certification of a class of Missouri customers only. Safety-Kleen will assert the same defenses as in the Alabama and California cases. Plaintiff’s class certification brief must be filed by May 1, 2014, with Safety-Kleen’s opposition due by June 2, 2014. Trial has been set for May 18, 2015. The Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact, if any, with respect to these matters as of March 31, 2014, and no reserve has been recorded.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 124 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 124 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 122 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 122 third party sites, 29 are now settled, 21 are currently requiring expenditures on remediation and 72 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 16 of the 122 third party sites.
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
Third Party Sites.    Of the 122 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 122 third party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2014 and December 31, 2013, there were four and five proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

(16) SEGMENT REPORTING
The Company's operations are managed in five reportable segments: Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Industrial and Field Services and Oil and Gas Field Services.
Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes and pre-tax, non-cash acquisition accounting adjustments. Also excluded is other income as it is not considered part of usual business operations. Transactions between the segments are accounted for at the Company’s estimate of fair value based on similar transactions with outside customers.
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
The following table reconciles third party revenues to direct revenues for the three months ended March 31, 2014 and 2013 (in thousands). Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is the revenue allocated to the segment performing the provided service. The Company analyzes results of operations based on direct revenues because the Company believes that these revenues and related expenses best reflect the manner in which operations are managed. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments.

	For the Three Months Ended March 31, 2014
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$236,781	$137,986	$152,322	$215,676	$103,751	$151	$846,667
Intersegment revenues, net	37,434	(56,213)	28,054	(11,113)	1,838	—	—
Corporate Items, net	399	—	(58)	156	12	(509)	—
Direct revenues	$274,614	$81,773	$180,318	$204,719	$105,601	$(358)	$846,667

	For the Three Months Ended March 31, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$233,939	$146,931	$152,955	$221,418	$116,696	$(9,776)	$862,163
Intersegment revenues, net	24,419	(56,561)	41,405	(13,356)	4,093	—	—
Corporate Items, net	852	—	84	138	(151)	(923)	—
Direct revenues	$259,210	$90,370	$194,444	$208,200	$120,638	$(10,699)	$862,163

The following table presents information used by management for each reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, pre-tax, non-cash acquisition accounting adjustments, and other income, to its segments.

	For the Three Months Ended
	March 31,
	2014	2013
Adjusted EBITDA:
Technical Services	$62,177	$60,045
Oil Re-refining and Recycling	13,432	15,312
SK Environmental Services	21,976	27,040
Industrial and Field Services	34,141	36,346
Oil and Gas Field Services	16,299	27,551
Corporate Items	(46,039)	(55,066)
Total	$101,986	$111,228
Reconciliation to Consolidated Statements of Income:
Pre-tax, non-cash acquisition accounting inventory adjustment	—	13,559
Accretion of environmental liabilities	2,724	2,835
Depreciation and amortization	69,356	60,006
Income from operations	29,906	34,828
Other income	(4,178)	(525)
Interest expense, net of interest income	19,554	19,873
Income before provision for income taxes	$14,530	$15,480
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2014
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$401,130	$208,977	$244,984	$389,686	$238,228	$105,281	$1,588,286
Goodwill	45,384	170,073	171,314	142,014	36,277	—	565,062
Permits and other intangible, net	78,405	157,966	261,894	32,751	26,195	—	557,211
Total assets	$701,399	$631,238	$770,402	$624,200	$386,721	$749,995	$3,863,955

	December 31, 2013
	Technical Services	Oil Re-refining and Recycling	SK Environmental Services	Industrial and Field Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$400,544	$211,513	$239,596	$405,327	$237,335	$107,855	$1,602,170
Goodwill	45,599	171,161	172,308	144,385	37,507	—	570,960
Permits and other intangible, net	80,302	160,807	265,104	35,332	28,428	—	569,973
Total assets	$699,675	$643,256	$774,401	$634,541	$395,805	$806,000	$3,953,678
The following table presents total assets by geographical area (in thousands):

	March 31, 2014	December 31, 2013
United States	$2,652,218	$2,684,686
Canada	1,209,350	1,266,505
Other foreign	2,387	2,487
Total	$3,863,955	$3,953,678

(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
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
Following is the condensed consolidating balance sheet at March 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$200,691	$47,310	$—	$249,007
Intercompany receivables	255,774	2,418	212,558	(470,750)	—
Accounts receivable, net	—	374,008	192,386	—	566,394
Other current assets	24,087	201,731	73,339	—	299,157
Property, plant and equipment, net	—	954,458	633,828	—	1,588,286
Investments in subsidiaries	2,671,744	952,030	144,953	(3,768,727)	—
Intercompany debt receivable	—	475,548	3,701	(479,249)	—
Goodwill	—	415,453	149,609	—	565,062
Permits and other intangibles, net	—	453,122	104,089	—	557,211
Other long-term assets	22,946	7,263	8,629	—	38,838
Total assets	$2,975,557	$4,036,722	$1,570,402	$(4,718,726)	$3,863,955
Liabilities and Stockholders’ Equity:
Current liabilities	$37,586	$424,583	$125,149	$—	$587,318
Intercompany payables	—	468,281	2,469	(470,750)	—
Closure, post-closure and remedial liabilities, net	—	154,440	30,854	—	185,294
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	152	761	—	913
Intercompany debt payable	3,701	—	475,548	(479,249)	—
Other long-term liabilities	88,635	103,107	53,053	—	244,795
Total liabilities	1,529,922	1,150,563	687,834	(949,999)	2,418,320
Stockholders’ equity	1,445,635	2,886,159	882,568	(3,768,727)	1,445,635
Total liabilities and stockholders’ equity	$2,975,557	$4,036,722	$1,570,402	$(4,718,726)	$3,863,955

Following is the condensed consolidating balance sheet at December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$235,445	$73,622	$—	$310,073
Intercompany receivables	269,580	2,448	230,224	(502,252)	—
Accounts receivables	—	387,006	192,388	—	579,394
Other current assets	24,087	182,881	74,744	—	281,712
Property, plant and equipment, net	—	945,280	656,890	—	1,602,170
Investments in subsidiaries	2,683,158	967,186	144,953	(3,795,297)	—
Intercompany debt receivable	—	493,402	3,701	(497,103)	—
Goodwill	—	415,541	155,419	—	570,960
Permits and other intangibles, net	—	458,917	111,056	—	569,973
Other long-term assets	23,770	7,018	8,608	—	39,396
Total assets	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678
Liabilities and Stockholders’ Equity:
Current liabilities	$33,626	$466,454	$139,465	$—	$639,545
Intercompany payables	—	499,749	2,503	(502,252)	—
Closure, post-closure and remedial liabilities, net	—	158,298	31,814	—	190,112
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	191	1,244	—	1,435
Intercompany debt payable	3,701	—	493,402	(497,103)	—
Other long-term liabilities	88,635	103,125	55,187	—	246,947
Total liabilities	1,525,962	1,227,817	723,615	(999,355)	2,478,039
Stockholders’ equity	1,475,639	2,867,307	927,990	(3,795,297)	1,475,639
Total liabilities and stockholders’ equity	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678

Following is the consolidating statement of (loss) income for the three months ended March 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$443,874	$219,005	$(2,784)	$660,095
Product revenues	—	134,875	52,493	(796)	186,572
Total revenues	—	578,749	271,498	(3,580)	846,667
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	304,641	164,942	(2,784)	466,799
Product cost of revenues	—	114,928	44,788	(796)	158,920
Total cost of revenues	—	419,569	209,730	(3,580)	625,719
Selling, general and administrative expenses	31	87,553	31,378	—	118,962
Accretion of environmental liabilities	—	2,348	376	—	2,724
Depreciation and amortization	—	42,732	26,624	—	69,356
Income from operations	(31)	26,547	3,390	—	29,906
Other income	—	909	3,269	—	4,178
Interest (expense) income	(19,734)	230	(50)	—	(19,554)
Equity in earnings of subsidiaries	30,109	8,462	—	(38,571)	—
Intercompany dividend income	—	—	3,100	(3,100)	—
Intercompany interest income (expense)	—	9,384	(9,384)	—	—
Income before provision for income taxes	10,344	45,532	325	(41,671)	14,530
Provision for income taxes	1,384	4,105	81	—	5,570
Net income	8,960	41,427	244	(41,671)	8,960
Other comprehensive (loss) income	(41,525)	(41,525)	19,682	21,843	(41,525)
Comprehensive (loss) income	$(32,565)	$(98)	$19,926	$(19,828)	$(32,565)

Following is the consolidating statement of (loss) income for the three months ended March 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$399,235	$281,419	$(8,032)	$672,622
Product revenues	—	160,863	30,942	(2,264)	189,541
Total revenues	—	560,098	312,361	(10,296)	862,163
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	274,172	202,232	(8,032)	468,372
Product cost of revenues	—	143,641	26,275	(2,264)	167,652
Total cost of revenues	—	417,813	228,507	(10,296)	636,024
Selling, general and administrative expenses	25	95,561	32,884	—	128,470
Accretion of environmental liabilities	—	2,400	435	—	2,835
Depreciation and amortization	—	37,289	22,717	—	60,006
Income from operations	(25)	7,035	27,818	—	34,828
Other income (expense)	—	720	(195)	—	525
Interest expense	(19,800)	—	(73)	—	(19,873)
Equity in earnings of subsidiaries	30,221	21,413	—	(51,634)	—
Intercompany dividend income	—	—	3,645	(3,645)	—
Intercompany interest income (expense)	—	10,338	(10,338)	—	—
Income before provision for income taxes	10,396	39,506	20,857	(55,279)	15,480
(Benefit) provision for income taxes	(106)	(474)	5,558	—	4,978
Net income	10,502	39,980	15,299	(55,279)	10,502
Other comprehensive (loss) income	(23,861)	(23,861)	11,772	12,089	(23,861)
Comprehensive (loss) income	$(13,359)	$16,119	$27,071	$(43,190)	$(13,359)

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(283)	$2,808	$2,071	$4,596
Cash flows from investing activities:
Additions to property, plant and equipment	—	(46,287)	(28,718)	(75,005)
Proceeds from sales of fixed assets	—	228	648	876
Costs to obtain or renew permits	—	(111)	(964)	(1,075)
Proceeds from sales of marketable securities	—	—	12,870	12,870
Net cash used in investing activities	—	(46,170)	(16,164)	(62,334)

Cash flows from financing activities:
Change in uncashed checks	—	60	(39)	21
Proceeds from employee stock purchase plan	2,141	—	—	2,141
Remittance of shares, net	(750)	—	—	(750)
Repurchases of common stock	(1,225)	—	—	(1,225)
Excess tax benefit of stock-based compensation	117	—	—	117
Payments on capital leases	—	(41)	(597)	(638)
Dividends (paid) / received	—	(4,275)	4,275	—
Interest (payments) / received	—	12,864	(12,864)	—
Net cash from financing activities	283	8,608	(9,225)	(334)
Effect of exchange rate change on cash	—	—	(2,994)	(2,994)
Decrease in cash and cash equivalents	—	(34,754)	(26,312)	(61,066)
Cash and cash equivalents, beginning of period	1,006	235,445	73,622	310,073
Cash and cash equivalents, end of period	$1,006	$200,691	$47,310	$249,007

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(32,042)	$33,154	$38,477	$39,589
Cash flows from investing activities:
Additions to property, plant and equipment	—	(36,962)	(35,287)	(72,249)
Proceeds from sale of fixed assets	—	250	671	921
Acquisitions, net of cash acquired	(197)	—	—	(197)
Costs to obtain or renew permits	—	(113)	(612)	(725)
Net cash used in investing activities	(197)	(36,825)	(35,228)	(72,250)

Cash flows from financing activities:
Change in uncashed checks	—	20,562	5,857	26,419
Proceeds from exercise of stock options	397	—	—	397
Proceeds from employee stock purchase plan	1,546	—	—	1,546
Remittance of shares, net	(41)	—	—	(41)
Excess tax benefit of stock-based compensation	1,227	—	—	1,227
Deferred financing costs paid	(2,318)	—	—	(2,318)
Payments of capital leases	—	(80)	(1,266)	(1,346)
Issuance costs related to 2012 issuance of common stock	(250)	—	—	(250)
Dividends (paid) / received	—	(3,645)	3,645	—
Interest received / (payments)	—	11,307	(11,307)	—
Net cash from financing activities	561	28,144	(3,071)	25,634
Effect of exchange rate change on cash	—	—	(705)	(705)
(Decrease) increase in cash and cash equivalents	(31,678)	24,473	(527)	(7,732)
Cash and cash equivalents, beginning of period	35,214	140,683	53,939	229,836
Cash and cash equivalents, end of period	$3,536	$165,156	$53,412	$222,104

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Highlights

Total revenues for the first three months of 2014 decreased 1.8% to $846.7 million from $862.2 million in the first three months of 2013. Decreases in total revenue were primarily attributable to negative impacts of foreign currency translation partially offset by revenues from the September 2013 acquisition of Evergreen Oil, Inc. ("Evergreen"). Changes in segment revenues are more fully described in our Segment Performance section below under the heading "Direct Revenues." Income from operations in the first three months of 2014 was $29.9 million compared with $34.8 million in the first three months of 2013. Decreases in income from operations were primarily due to decreased revenues and increased depreciation and amortization expense from our recent acquisitions, partially offset by decreases in consolidated selling general and administrative expenses inclusive of $4.7 million in severance and integration costs. Adjusted EBITDA decreased 8.3% to $102.0 million for the first three months of 2014 from $111.2 million for the first three months of 2013. Additional information, including a reconciliation of Adjusted EBITDA to Net Income, appears below under the heading "Adjusted EBITDA."

Acquisition of Evergreen Oil, Inc.
On September 13, 2013, we acquired 100% of the outstanding common shares of Evergreen Oil, Inc. for approximately $55.9 million in cash, net of cash acquired. The final purchase price remains subject to adjustment upon finalization of Evergreen’s net working capital balance as of the closing date. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil and is currently the second-largest collector of used oil in California. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables us to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in our consolidated financial statements since acquisition and are primarily included in the Oil Re-refining and Recycling segment.
Environmental Liabilities

(in thousands)	March 31, 2014	December 31, 2013	$ Change	% Change
Closure and post-closure liabilities	$48,438	$47,085	$1,353	2.9%
Remedial liabilities	168,722	172,498	(3,776)	(2.2)%
Total environmental liabilities	$217,160	$219,583	$(2,423)	(1.1)%
Total environmental liabilities as of March 31, 2014 were $217.2 million, a decrease of 1.1%, or $2.4 million, compared to the comparable period in 2013 primarily due to expenditures and changes in estimates recorded to the statement of income partially offset by accretion.
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
In the three months ended March 31, 2014, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income was $0.8 million and primarily related to timing changes for various projects.

Segment data
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Third Party Revenues(1):
Technical Services	$236,781	$233,939	$2,842	1.2%
Oil Re-refining and Recycling	137,986	146,931	(8,945)	(6.1)
SK Environmental Services	152,322	152,955	(633)	(0.4)
Industrial and Field Services	215,676	221,418	(5,742)	(2.6)
Oil and Gas Field Services	103,751	116,696	(12,945)	(11.1)
Corporate Items(2)	151	(9,776)	9,927	101.5
Total	$846,667	$862,163	$(15,496)	(1.8)%
Direct Revenues(1):
Technical Services	$274,614	$259,210	$15,404	5.9%
Oil Re-refining and Recycling	81,773	90,370	(8,597)	(9.5)
SK Environmental Services	180,318	194,444	(14,126)	(7.3)
Industrial and Field Services	204,719	208,200	(3,481)	(1.7)
Oil and Gas Field Services	105,601	120,638	(15,037)	(12.5)
Corporate Items(2)	(358)	(10,699)	10,341	96.7
Total	846,667	862,163	(15,496)	(1.8)
Cost of Revenues(3):
Technical Services	189,775	178,693	11,082	6.2
Oil Re-refining and Recycling	64,146	68,450	(4,304)	(6.3)
SK Environmental Services	130,235	139,046	(8,811)	(6.3)
Industrial and Field Services	154,944	155,829	(885)	(0.6)
Oil and Gas Field Services	81,703	84,910	(3,207)	(3.8)
Corporate Items(2)	4,916	9,096	(4,180)	(46.0)
Total	625,719	636,024	(10,305)	(1.6)
Selling, General & Administrative Expenses:
Technical Services	22,662	20,472	2,190	10.7
Oil Re-refining and Recycling	4,195	6,608	(2,413)	(36.5)
SK Environmental Services	28,107	28,358	(251)	(0.9)
Industrial and Field Services	15,634	16,025	(391)	(2.4)
Oil and Gas Field Services	7,599	8,177	(578)	(7.1)
Corporate Items	40,765	48,830	(8,065)	(16.5)
Total	118,962	128,470	(9,508)	(7.4)
Adjusted EBITDA:
Technical Services	62,177	60,045	2,132	3.6
Oil Re-refining and Recycling	13,432	15,312	(1,880)	(12.3)
SK Environmental Services	21,976	27,040	(5,064)	(18.7)
Industrial and Field Services	34,141	36,346	(2,205)	(6.1)
Oil and Gas Field Services	16,299	27,551	(11,252)	(40.8)
Corporate Items	(46,039)	(55,066)	9,027	(16.4)
Total	$101,986	$111,228	$(9,242)	(8.3)%
______________________

(1)	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Corporate Items revenues and costs of revenues for the three months ended March 31, 2013 includes purchase price measurement period adjustments.

(3)	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: foreign currency translation, acquisitions, the general conditions of the oil and gas industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.
Technical Services revenues increased 5.9%, or $15.4 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to growth in our treatment, storage and disposal network as a result of greater drum volumes and increases in remediation projects. These increases were partially offset by negative impacts from foreign currency translation as the U.S. dollar strengthened against the Canadian dollar. The utilization rate at our incinerators was 91.0% for the three months ended March 31, 2014, compared with 88.9% in the comparable period of 2013, and our landfill volumes increased by approximately 24.8% in the three months ended March 31, 2014 from the comparable period in 2013.
Oil Re-refining and Recycling revenues decreased 9.5%, or $8.6 million, in the three months ended March 31, 2014 from the comparable period in 2013. The decrease was primarily due to lower overall oil pricing and sales mix between base oils and higher priced blended oils, partially offset by increases in volumes. Revenues were further negatively impacted as compared to the first quarter of 2013 by the effects of foreign currency translation.
SK Environmental Services revenues decreased 7.3%, or $14.1 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to numerous weather related shutdowns in the branch network.
Industrial and Field Services revenues decreased 1.7%, or $3.5 million, in the three months ended March 31, 2014 from the comparable period in 2013. During the first quarter of 2014, we recognized increased revenues relative to our lodging business, offset by negative impacts of foreign currency translation from the comparable period in 2013.
Oil and Gas Field Services revenues decreased 12.5%, or $15.0 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to lower rig counts in Western Canada that resulted in a reduction in surface rental activity and continued decline in the level of seismic activities, along with negative impacts from foreign currency translation.
Corporate Items revenues increased $10.3 million in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to the impact of purchase accounting adjustments to deferred revenue balances recorded in 2013 that did not reoccur in 2014.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing initiatives.
Technical Services cost of revenues increased 6.2%, or $11.1 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to increases in materials and supplies, outside transportation, utilities and turnaround costs.
Oil Re-refining and Recycling cost of revenues decreased 6.3%, or $4.3 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to decreases to overall inventory costs and outside transportation as a result of lower sales levels. These decreases are partially offset by increases in transportation expense, maintenance and utilities costs.
SK Environmental Services cost of revenues decreased 6.3%, or $8.8 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to decreases in solvent costs and vehicle expense as a result of decreased sales activity.
Industrial and Field Services cost of revenues decreased 0.6%, or $0.9 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to increases in material and supplies, subcontractors, equipment rentals and utilities partially offset by decreases in salary, benefits and catering costs.
Oil and Gas Field Services cost of revenues decreased 3.8%, or $3.2 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to decreases in salary and benefits partially offset by increases in subcontractors, equipment rentals and materials and supplies.
Corporate Items cost of revenues decreased 46.0%, or $4.2 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to the impact on Safety-Kleen's non-cash acquisition inventory accounting adjustments at December 28, 2012 which did not reoccur during 2014. Decreases were also realized related to salary, benefits and insurance costs as compared to the first quarter of 2013.

Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased 10.7%, or $2.2 million, in the three months ended March 31, 2014 from the comparable period in 2013. As a percentage of revenue, selling, general and administrative expenses remained flat at approximately 8% in both the three months ended March 31, 2014 and 2013.
Oil Re-refining and Recycling selling, general and administrative expenses decreased 36.5%, or $2.4 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to savings generated from cost cutting initiatives.
SK Environmental Services selling, general and administrative expenses decreased 0.9%, or $0.3 million, in the three months ended March 31, 2014 from the comparable period in 2013.
Industrial and Field Services selling, general and administrative expenses decreased 2.4%, or $0.4 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to savings generated from cost cutting initiatives.
Oil and Gas Field Services selling, general and administrative expenses decreased 7.1%, or $0.6 million, in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to savings generated from cost cutting initiatives.
Corporate Items selling, general and administrative expenses decreased 16.5%, or $8.1 million, for the three months ended March 31, 2014, as compared to the same period in 2013 primarily due to decreases in system integration expenses related to our acquisition of Safety-Kleen on December 28, 2012, as well as decreases in salary, employee benefits and professional fees.
Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
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
The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Net income	$8,960	$10,502
Accretion of environmental liabilities	2,724	2,835
Depreciation and amortization	69,356	60,006
Other income	(4,178)	(525)
Interest expense, net	19,554	19,873
Pre-tax, non-cash acquisition accounting inventory adjustment	—	13,559
Provision for income taxes	5,570	4,978
Adjusted EBITDA	$101,986	$111,228

Depreciation and Amortization

	For the Three Months Ended
	March 31,		2014 over 2013
	2014	2013	$ Change	% Change
Depreciation of fixed assets	$56,658	$48,568	$8,090	16.7%
Landfill and other amortization	12,698	11,438	1,260	11.0%
Total depreciation and amortization	$69,356	$60,006	$9,350	15.6%

Depreciation and amortization increased 15.6%, or $9.4 million, in the three months ended March 31, 2014 from the comparable period in 2013. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization increased primarily due to the increase in volumes at our landfill facilities and additional amortization resulting from an increase in other intangibles balances from recent acquisitions.
Other Income

	For the Three Months Ended
	March 31,		2014 over 2013
	2014	2013	$ Change	% Change
Other income	$4,178	$525	$3,653	695.8%
Other income increased $3.7 million in the three months ended March 31, 2014 from the comparable period in 2013 primarily due to a realized gain of $3.3 million on the sale of our available-for-sale securities.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2014 over 2013
	2014	2013	$ Change	% Change
Provision for income taxes	$5,570	$4,978	$592	11.9%
Effective income tax rate	38.3%	32.2%
     Income tax expense for the three months ended March 31, 2014 increased $0.6 million to $5.6 million from $5.0 million for the comparable period in 2013, while the effective tax rate for the three months ended March 31, 2014 was 38.3% compared to 32.2% for the same period in 2013.  The increase in the effective tax rate for the three months ended March 31, 2014 was primarily attributable to the greater percentage of taxable earnings in the US versus Canada and the release of an unrecognized tax benefit recorded in 2013.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2014 and December 31, 2013, we had a remaining valuation allowance of $29.7 million. The allowance as of March 31, 2014 and December 31, 2013 consisted of $13.4 million of foreign tax credits, $7.0 million of state net operating loss carryforwards, $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Net cash from operating activities	$4,596	$39,589
Net cash used in investing activities	(62,334)	(72,250)
Net cash from financing activities	(334)	25,634

Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2014 was $4.6 million, a decrease of 88.4%, or $35.0 million, compared with net cash from operating activities for the comparable period in 2013. The change was primarily the result of a net increase in working capital driven by the payment of liabilities existing at the beginning of the period. We anticipate that operating cash flows will increase in quarterly periods for the remainder of the year as has been consistent with prior periods.
Net cash used in investing activities
Net cash used in investing activities for the year ended March 31, 2014 was $62.3 million, a decrease of 13.7%, or $9.9 million, compared with cash used in investing activities for the comparable period in 2013. The change was primarily the result of an increase in capital expenditures offset by proceeds from the sale of marketable securities.
Net cash from financing activities
Net cash from financing activities for the year ended March 31, 2014 was $0.3 million, compared to net cash from financing activities of $26.0 million for the comparable period in 2013. The change in net cash from financing activities during the three month ended March 31, 2014 was primarily due to the change in uncashed checks.
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
At March 31, 2014, cash and cash equivalents totaled $249.0 million, compared to $310.1 million at December 31, 2013. At March 31, 2014, cash and cash equivalents held by foreign subsidiaries totaled $47.3 million and were readily convertible into other foreign currencies including U.S. dollars. At March 31, 2014, the cash and cash equivalent balances for our U.S. operations were $201.7 million. Our U.S. operations had net operating cash from operations of $2.5 million for the three months ended March 31, 2014. Additionally, we have available a $400.0 million revolving credit facility of which $251.1 million was available to borrow at March 31, 2014. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs as well as any cash needs relating to the stock repurchase program. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving credit facility provide potential sources of liquidity should they be required.
Common Stock Repurchase Program
On February 25, 2014, our Board of Directors authorized the repurchase of up to $150 million of our common stock. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of March 31, 2014, we had repurchased and retired a total of 25,000 shares of our common stock for approximately $1.2 million under this program. As of March 31, 2014, an additional $148.8 million remains available for repurchase of shares under the current authorized program.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $600.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at March 31, 2014, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Capital Expenditures
We anticipate that 2014 capital spending will be approximately $240.0 million, which includes our incinerator project in El Dorado. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than described below there were no material changes in the first three months of 2014 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Goodwill. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the implied value of the goodwill.
We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and / or qualitative factors. At March 31, 2014 and December 31, 2013, we had seven reporting units. The Technical Services, Oil Re-refining and Recycling, SK Environmental Services and Oil and Gas Field Services segments each constitute a reporting unit. The Industrial and Field Services segment includes three reporting units: Industrial Services, Lodging Services and Field Services.
We conducted our annual impairment test of goodwill for all of our seven reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values.
The fair value of the Oil Re-refining and Recycling reporting unit exceeded the carrying value by less than 10% at December 31, 2013. During the first quarter of fiscal 2014 the reporting unit has experienced lower than anticipated financial results primarily due to lower overall oil pricing and sales mix between base oils and higher priced blended oils. The lower sales prices reflected general economic conditions in the oil industry during these periods. The financial performance of this reporting unit, which had a goodwill balance of approximately $170.1 million at March 31, 2014, is affected by fluctuations in oil prices and sales mix. In light of the reporting units performance we continue to evaluate the risk of goodwill impairment and during the first quarter of 2014 have performed analysis surrounding the impact of the lower than anticipated results on the reporting unit's fair value. Based on such analysis we continue to conclude that the fair value of the reporting unit more likely than not exceeds its carrying value at March 31, 2014.
The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $36.3 million at March 31, 2014, was affected in the first quarter by decreased surface rentals and lower rig counts. During the first quarter of 2014, due to lower than anticipated results in the Oil and Gas Field Services reporting unit, we performed an interim analysis of the impact of the lower than anticipated results on the reporting unit's fair value in the quarter, and concluded the fair value of the reporting unit more likely than not exceeded its carrying value at March 31, 2014.
Significant judgments are inherent in the annual impairment tests and analysis performed at interim dates and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believe that the assumptions used in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The impairment analysis performed during the year ended December 31, 2013 utilized future annual budgeted amounts. The discount rate assumptions were based on an assessment of our weighted average cost of capital. Analysis performed in the first quarter of 2014 included a comparison of actual versus budgeted results and considerations as to whether the other significant assumptions utilized as of December 31, 2013 remained reasonable.
The performance of the reporting unit and risk that its fair value will reduce to a level that does not exceed its carrying value will continue to be monitored going forward. There can be no assurance that future events and performance of the Oil Re-

refining and Recycling reporting unit and Oil and Gas Field Services reporting unit will not result in an impairment of goodwill.
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2014 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the three months ended March 31, 2014, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2014 through January 31, 2014	—	$—	—	$—
February 1, 2014 through February 28, 2014	—	$—	—	$150,000,000
March 1, 2014 through March 31, 2014	38,707	$51.02	25,000	$148,774,735
Total	38,707	$51.02	25,000	$148,774,735
______________________

(1)	Includes 13,707 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(3)
On February 25, 2014, our Board of Directors authorized the repurchase of up to $150 million of our common stock. We intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market from time to time. The stock repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

ITEM 6.                         EXHIBITS

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	May 8, 2014

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	May 8, 2014