Form 10-Q
period 2014-06-30
CLEAN HARBORS INC
filed 2014-08-07
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	60,640,103
(Class)	(Outstanding as of August 4, 2014)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$278,644	$310,073
Marketable securities	—	12,435
Accounts receivable, net of allowances aggregating $21,446 and $18,106, respectively	575,187	579,394
Unbilled accounts receivable	35,529	26,568
Deferred costs	17,909	16,134
Inventories and supplies	161,792	152,096
Prepaid expenses and other current assets	48,991	41,962
Deferred tax assets	32,239	32,517
Total current assets	1,150,291	1,171,179
Property, plant and equipment, net	1,611,298	1,602,170
Other assets:
Deferred financing costs	19,284	20,860
Goodwill	578,974	570,960
Permits and other intangibles, net	553,658	569,973
Other	18,938	18,536
Total other assets	1,170,854	1,180,329
Total assets	$3,932,443	$3,953,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$709	$1,329
Accounts payable	262,553	316,462
Deferred revenue	61,593	55,454
Accrued expenses	245,368	236,829
Current portion of closure, post-closure and remedial liabilities	36,043	29,471
Total current liabilities	606,266	639,545
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,252 and $5,884, respectively	43,630	41,201
Remedial liabilities, less current portion of $29,791 and $23,587, respectively	138,036	148,911
Long-term obligations	1,395,000	1,400,000
Capital lease obligations, less current portion	827	1,435
Deferred taxes, unrecognized tax benefits and other long-term liabilities	249,968	246,947
Total other liabilities	1,827,461	1,838,494
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 60,579,425 and 60,672,180 shares, respectively	606	607
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	889,080	898,165
Accumulated other comprehensive loss	(25,025)	(19,556)
Accumulated earnings	634,524	596,892
Total stockholders’ equity	1,498,716	1,475,639
Total liabilities and stockholders’ equity	$3,932,443	$3,953,678
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Service revenues	$665,275	$673,872	$1,325,370	$1,346,494
Product revenues	193,205	186,656	379,777	376,197
Total revenues	858,480	860,528	1,705,147	1,722,691
Cost of revenues (exclusive of items shown separately below)
Service revenues	445,757	455,603	912,556	923,975
Product revenues	161,193	158,723	320,113	326,375
Total cost of revenues	606,950	614,326	1,232,669	1,250,350
Selling, general and administrative expenses	115,731	122,612	234,693	251,082
Accretion of environmental liabilities	2,609	2,879	5,333	5,714
Depreciation and amortization	66,075	67,468	135,431	127,474
Income from operations	67,115	53,243	97,021	88,071
Other (expense) income	(655)	1,655	3,523	2,180
Interest expense, net of interest income of $211, $155, $416 and $266, respectively	(19,382)	(19,585)	(38,936)	(39,458)
Income before provision for income taxes	47,078	35,313	61,608	50,793
Provision for income taxes	18,406	12,411	23,976	17,389
Net income	$28,672	$22,902	$37,632	$33,404
Earnings per share:
Basic	$0.47	$0.38	$0.62	$0.55
Diluted	$0.47	$0.38	$0.62	$0.55
Shares used to compute earnings per share - Basic	60,665	60,550	60,695	60,507
Shares used to compute earnings per share - Diluted	60,778	60,687	60,822	60,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$28,672	$22,902	$37,632	$33,404
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities (net of taxes of $11, $22, $141 and $92 respectively)	(61)	(166)	799	(715)
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $8, $0, $504 and $0 respectively)	(45)	—	(2,857)	—
Foreign currency translation adjustments	36,162	(35,340)	(3,411)	(58,652)
Other comprehensive income (loss)	36,056	(35,506)	(5,469)	(59,367)
Comprehensive income (loss)	$64,728	$(12,604)	$32,163	$(25,963)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$37,632	$33,404
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	135,431	127,474
Pre-tax, non-cash acquisition accounting inventory adjustments	—	13,559
Allowance for doubtful accounts	4,605	3,618
Amortization of deferred financing costs and debt discount	1,576	1,692
Accretion of environmental liabilities	5,333	5,714
Changes in environmental liability estimates	(1,429)	(393)
Deferred income taxes	(1)	(8)
Stock-based compensation	4,340	3,924
Excess tax benefit of stock-based compensation	(644)	(1,326)
Income tax benefit related to stock option exercises	644	1,316
Other expense (income)	(3,523)	(2,180)
Environmental expenditures	(7,443)	(9,793)
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(689)	(20,783)
Inventories and supplies	(9,556)	1,128
Other current assets	(17,574)	5,027
Accounts payable	(46,421)	(33,426)
Other current and long-term liabilities	12,663	8,665
Net cash from operating activities	114,944	137,612
Cash flows from investing activities:
Additions to property, plant and equipment	(138,186)	(141,466)
Proceeds from sales of fixed assets	2,986	2,194
Proceeds from sales of marketable securities	12,947	—
Acquisitions, net of cash acquired	(6,150)	—
Additions to intangible assets, including costs to obtain or renew permits	(2,891)	(2,169)
Net cash used in investing activities	(131,294)	(141,441)
Cash flows from financing activities:
Change in uncashed checks	3,162	40,356
Proceeds from exercise of stock options	—	399
Remittance of shares, net	(2,215)	(169)
Repurchases of common stock	(14,657)	—
Proceeds from employee stock purchase plan	4,364	3,391
Deferred financing costs paid	—	(2,446)
Repayment of long-term obligations	(5,000)	—
Payments on capital leases	(1,190)	(2,588)
Issuance costs related to 2012 issuance of common stock	—	(250)
Excess tax benefit of stock-based compensation	644	1,326
Net cash from financing activities	(14,892)	40,019
Effect of exchange rate change on cash	(187)	(2,548)
(Decrease) increase in cash and cash equivalents	(31,429)	33,642
Cash and cash equivalents, beginning of period	310,073	229,836
Cash and cash equivalents, end of period	$278,644	$263,478
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$37,070	$36,841
Income taxes paid	14,304	7,275
Non-cash investing and financing activities:
Payable for repurchased shares	1,562	—
Property, plant and equipment accrued	21,934	38,650
Transfer of inventory to property, plant and equipment	—	11,369
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2014	60,672	$607	$(469)	$898,165	$(19,556)	$596,892	$1,475,639
Net income	—	—	—	—	—	37,632	37,632
Other comprehensive loss	—	—	—	—	(5,469)	—	(5,469)
Stock-based compensation	—	—	—	4,340	—	—	4,340
Issuance of restricted shares, net of shares remitted	89	1	—	(2,216)	—	—	(2,215)
Repurchases of common stock	(273)	(3)	—	(16,216)	—	—	(16,219)
Net tax benefit on exercise of stock-based awards	—	—	—	644	—	—	644
Employee stock purchase plan	91	1	—	4,363	—	—	4,364
Balance at June 30, 2014	60,579	$606	$(469)	$889,080	$(25,025)	$634,524	$1,498,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications
During the second quarter of 2014, the Company made changes to the manner in which it manages its business, makes operating decisions and assesses performance. These changes included the reassignment of certain departments among its operating segments consistent with management reporting changes as well as the identification of Lodging Services as an additional segment. Under the new structure, the Company's operations are managed in six reportable segments: Technical Services, Industrial and Field Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services. The prior year segment information has been recast to conform to the current year presentation. See Note 17, “Segment Reporting.”
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in these policies or their application.
Recent Accounting Pronouncements
Standards implemented
On January 1, 2014, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The adoption of ASU 2013-11 did not have an impact on the Company's consolidated balance sheets.
Standards to be implemented
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.
In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in ASU 2014-08 provide guidance for the recognition and disclosure of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.
The Company is currently evaluating the impact that the above standards to be implemented will have on the Company's consolidated financial statements.

(3) BUSINESS COMBINATIONS
Evergreen
On September 13, 2013, the Company acquired 100% of the outstanding common shares of Evergreen Oil, Inc. (“Evergreen”) for a final purchase price of $56.3 million in cash, net of cash acquired. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables the Company to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in our consolidated financial statements since acquisition and are primarily included in the Oil Re-refining and Recycling segment.
Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. As of June 30, 2014, the Company has finalized the purchase accounting for the acquisition of Evergreen, except for environmental liabilities and taxes. The impact of the purchase price measurement period adjustments and related tax impacts recorded in the current period was not material to the consolidated financial statements and accordingly, the effects have not been retrospectively applied.
The following table summarizes the recognized amounts of assets acquired and liabilities assumed at September 13, 2013 (in thousands):

	At acquisition date as reported at December 31, 2013	Measurement Period Adjustments	At acquisition date as reported at June 30, 2014
Inventories and supplies	$1,089	$—	$1,089
Prepaid and other current assets	1,291	(273)	1,018
Property, plant and equipment	40,563	—	40,563
Permits and other intangibles	17,100	—	17,100
Deferred tax assets, less current portion	2,368	(2,368)	—
Other assets	3,607	(239)	3,368
Current liabilities	(6,198)	218	(5,980)
Closure and post-closure liabilities	(659)	—	(659)
Remedial liabilities, less current portion	(2,103)	463	(1,640)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(1,139)	(920)	(2,059)
Total identifiable net assets	55,919	(3,119)	52,800
Goodwill	—	3,518	3,518
Total	$55,919	$399	$56,318
2014 Acquisitions
On May 30, 2014 the Company acquired certain assets of a privately owned U.S. company which provides carbon treatment systems and rental remediation equipment for approximately $6.2 million in cash. The purchase price is subject to customary post-closing adjustments based upon finalized working capital amounts. The acquired company has been integrated into the Technical Services segment.
(4) MARKETABLE SECURITIES
The Company classifies its marketable securities as available-for-sale and, accordingly, carries such securities at fair value based upon readily available quoted market prices of the securities. Unrealized gains and losses are reported, net of tax, as a component of other comprehensive income. On June 30, 2014 the Company did not hold any marketable securities. On December 31, 2013, marketable securities held by the Company were recorded at $12.4 million. Marketable securities were classified as Level 1 in the fair value hierarchy.
During the three and six months ended June 30, 2014 the Company sold marketable securities and recognized a gain of $0.1 million and $3.4 million, respectively, recorded as other income in the consolidated statement of income. There were no realized gains or losses from the sale of marketable securities in the three and six months ended June 30, 2013.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Oil and oil products	$62,563	$59,639
Supplies and drums	72,172	64,471
Solvent and solutions	9,639	10,100
Other	17,418	17,886
Total inventories and supplies	$161,792	$152,096
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$100,194	$99,794
Asset retirement costs (non-landfill)	10,936	10,938
Landfill assets	105,569	100,983
Buildings and improvements	333,930	327,956
Camp equipment	186,622	187,831
Vehicles	459,594	425,296
Equipment	1,272,036	1,201,296
Furniture and fixtures	5,471	5,260
Construction in progress	64,259	58,010
	2,538,611	2,417,364
Less - accumulated depreciation and amortization	927,313	815,194
Total property, plant and equipment, net	$1,611,298	$1,602,170
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the six months ended June 30, 2014 were as follows (in thousands):

2014
Balance at January 1, 2014	$570,960
Acquired from acquisitions	4,852
Increase from adjustments during the measurement period related to Evergreen	3,518
Foreign currency translation	(356)
Balance at June 30, 2014	$578,974
The Company assesses goodwill for impairment on an annual basis as of December 31, or when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company conducted the annual impairment test of goodwill for all reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values.
The fair value of the Oil Re-refining and Recycling reporting unit exceeded the carrying value by less than 10% at December 31, 2013. During the first six months of fiscal 2014 the reporting unit has experienced lower than anticipated financial results primarily due to lower sales mix between base oils and higher priced blended oils as well as higher utilities and shutdown related costs. The lower sales prices reflected general economic conditions in the oil industry during the period. The financial performance of this reporting unit, which had a goodwill balance of approximately $174.7 million at June 30, 2014, is affected by fluctuations in oil prices overall market supply of refined oil and sales mix.
The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $36.4 million at June 30, 2014, was affected in the six months ended June 30, 2014 by pricing pressures and lower levels of overall activity in the markets and regions that the business serves.

Significant judgments are inherent in the annual impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The Company believes that the assumptions used in its annual impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The annual impairment tests performed as of December 31, 2013 utilized future annual budgeted amounts and discount rate assumptions based on an assessment of the Company's weighted average cost of capital as well as other significant assumptions believed to be reasonable at that time.
During the interim periods of fiscal year 2014 and with respect to the Oil Re-Refining and Recycling and Oil and Gas Field Services reporting units, the Company has considered whether (i) the lower than anticipated results (ii) general economic and industry conditions, and (iii) reporting unit specific factors would more likely than not reduce the estimated fair values of its reporting units below their carrying values. The Company has not performed an interim test for impairment of goodwill for any of its reporting units as it does not believe the factors impacting the performance of the reporting units through June 30, 2014 would more likely than not reduce the fair value below carrying value.

The performance of the Oil Re-Refining and Recycling and Oil and Gas Field Services reporting units will continue to be monitored. If these reporting units do not achieve the financial performance that the Company expects, it is possible that a goodwill impairment charge may result. There can be no assurance that future events will not result in an impairment of goodwill.
Below is a summary of amortizable other intangible assets (in thousands):

	June 30, 2014				December 31, 2013
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$158,633	$53,278	$105,355	19.9	$157,327	$50,858	$106,469	19.6
Customer and supplier relationships	377,686	66,925	310,761	11.4	377,899	52,814	325,085	12.1
Other intangible assets	30,787	17,842	12,945	3.1	29,299	15,518	13,781	3.3
Total amortizable permits and other intangible assets	567,106	138,045	429,061	11.7	564,525	119,190	445,335	12.2
Trademarks and trade names	124,597	—	124,597	Indefinite	124,638	—	124,638	Indefinite
Total permits and other intangible assets	$691,703	$138,045	$553,658		$689,163	$119,190	$569,973
Amortization expense for the three and six months ended June 30, 2014 was $8.9 million and $18.4 million, respectively. Amortization expense for the three and six months ended June 30, 2013 was $8.8 million and $17.1 million, respectively.
Below is the expected future amortization of the net carrying amount of finite lived intangible assets at June 30, 2014 (in thousands):

Years Ending December 31,	Expected Amortization
2014 (six months)	$17,932
2015	35,607
2016	34,789
2017	32,743
2018	30,038
Thereafter	277,952
$429,061

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Insurance	$62,969	$57,993
Interest	20,666	20,731
Accrued compensation and benefits	62,032	60,902
Income, real estate, sales and other taxes	46,838	38,938
Other	52,863	58,265
Total accrued expenses	$245,368	$236,829
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the six months ended June 30, 2014 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2014	$27,604	$19,481	$47,085
New asset retirement obligations	1,914	—	1,914
Accretion	1,278	921	2,199
Changes in estimates recorded to statement of income	(142)	238	96
Changes in estimates recorded to balance sheet	363	—	363
Expenditures	(1,322)	(444)	(1,766)
Currency translation and other	1	(10)	(9)
Balance at June 30, 2014	$29,696	$20,186	$49,882
All of the landfill facilities included in the above were active as of June 30, 2014. New asset retirement obligations incurred during the first six months of 2014 were discounted at the credit-adjusted risk-free rate of 6.54%. There were no significant charges (benefits) in 2014 resulting from changes in estimates for closure and post-closure liabilities.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the six months ended June 30, 2014 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2014	$5,624	$74,262	$92,612	$172,498
Adjustments during the measurement period related to Evergreen	—	—	(518)	(518)
Accretion	133	1,534	1,467	3,134
Changes in estimates recorded to statement of income	(126)	(2,467)	1,068	(1,525)
Expenditures	(57)	(2,489)	(3,131)	(5,677)
Currency translation and other	(10)	7	(82)	(85)
Balance at June 30, 2014	$5,564	$70,847	$91,416	$167,827
In the six months ended June 30, 2014, the reduction in changes in estimates recorded to the statement of income was $1.5 million and primarily related to estimated cost adjustments for remediation across various sites.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2014	December 31, 2013
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	595,000	600,000
Long-term obligations	$1,395,000	$1,400,000

On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 ("2020 Notes") with semi-annually fixed interest payments on February 1 and August 1 of each year, which commenced on February 1, 2013. At June 30, 2014 and December 31, 2013, the fair value of the Company's 2020 Notes was $806.5 million and $804.2 million, respectively, based on quoted market prices for the instrument and accrued interest. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") with semi-annually fixed interest payments on June 1 and December 1 of each year, which commenced on June 1, 2013. At June 30, 2014 and December 31, 2013, the fair value of the Company's 2021 Notes was $607.3 million and $601.6 million, respectively, based on quoted market prices for the instrument and accrued interest. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of June 30, 2014 and December 31, 2013 had no outstanding loan balances. At June 30, 2014, $287.8 million was available to borrow and outstanding letters of credit were $112.2 million. At December 31, 2013, $259.7 million was available to borrow and outstanding letters of credit were $140.3 million.
(12) INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 30, 2014 was 39.1% and 38.9%, respectively, compared to 35.1% and 34.2% for the same period in 2013.
As of June 30, 2014 and December 31, 2013, the Company had recorded $1.3 million of liabilities for unrecognized tax benefits and $0.2 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.1 million within the next twelve months.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$28,672	$22,902	$37,632	$33,404

Denominator:
Basic shares outstanding	60,665	60,550	60,695	60,507
Dilutive effect of equity-based compensation awards	113	137	127	151
Dilutive shares outstanding	60,778	60,687	60,822	60,658

Basic earnings per share:	$0.47	$0.38	$0.62	$0.55

Diluted earnings per share:	$0.47	$0.38	$0.62	$0.55
For the three and six months ended June 30, 2014, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 228,000 of outstanding performance stock awards for which the performance criteria were not attained at that time and 5,270 restricted stock awards which were antidilutive at June 30, 2014. For the three and six months ended June 30, 2013, the EPS calculations above include the dilutive effects of all then outstanding options, restricted stock, and performance awards except for 171,000 of outstanding performance stock awards for which the performance criteria were not attained at that time.
(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the six months ended June 30, 2014 were as follows (in thousands):

	Foreign Currency Translation	Unrealized (Losses) Gains on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2014	$(20,164)	$1,904	$(1,296)	$(19,556)
Other comprehensive (loss) gain before reclassifications	(3,411)	940	—	(2,471)
Amounts reclassified out of accumulated other comprehensive loss	—	(3,361)	—	(3,361)
Tax effects	—	363	—	363
Other comprehensive loss	$(3,411)	$(2,058)	$—	$(5,469)
Balance at June 30, 2014	$(23,575)	$(154)	$(1,296)	$(25,025)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during the six months ended June 30, 2014 were as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
Comprehensive Loss Components	June 30, 2014	June 30, 2014	Location
Unrealized gains on available-for-sale investments	$53	$3,361	Other (expense) income

There were no reclassifications out of accumulated other comprehensive loss into the consolidated statement of income during the three and six months ended June 30, 2013.

(15) STOCK-BASED COMPENSATION
Stock Option Awards
The following table summarizes the total number and type of awards granted during the three and six months ended June 30, 2014, as well as the related weighted-average grant-date fair values:

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	103,130	$61.85	107,630	$61.55
Performance stock awards	130,107	$62.20	130,107	$62.20
Total awards	233,237		237,737
Restricted stock awards issued during the three and six months ended June 30, 2014 carry terms which are consistent with historical grants. For the performance stock awards granted during the three and six months ended June 30, 2014, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2014 or 2015.
Common Stock Repurchases
On February 25, 2014, the Company's Board of Directors authorized the repurchase of up to $150 million of the Company's common stock. As of June 30, 2014, we had repurchased and retired a total of approximately 273,000 shares of our common stock for approximately $16.2 million under this program. As of June 30, 2014, an additional $133.8 million remains available for repurchase of shares under the current authorized program.

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
At June 30, 2014 and December 31, 2013, the Company had recorded reserves of $44.4 million and $41.7 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2014 and December 31, 2013, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.5 million more. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2014, the $44.4 million of reserves consisted of (i) $35.2 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $9.2 million primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of June 30, 2014, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2014, were as follows:
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
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At June 30, 2014 and December 31, 2013, the Company had accrued $13.9 million and $13.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2014 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 64 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2014, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2014. From December 31, 2013 to June 30, 2014, eight product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. In 2012, similar lawsuits were filed by the same law firm in California and Missouri. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers were contractually obligated or otherwise consented to the charges and that the surcharges were voluntarily paid by the customers when presented with an invoice. A class has not been certified in any of these cases, and no reserve has been recorded.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 125 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 125 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 123 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 123 third party sites, 29 are now settled, 20 are currently requiring expenditures on remediation and 74 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 15 of the 123 third party sites.
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
Third Party Sites.    Of the 123 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 123 third party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2014 and December 31, 2013, there were three and five proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(17) SEGMENT REPORTING
During the second quarter of 2014, the Company made changes to the manner in which it manages its business, makes operating decisions and assesses performance. These changes included the reassignment of certain departments among its operating segments consistent with management reporting changes as well as the identification of Lodging Services as an additional segment. Under the new structure, the Company's operations are managed in six reportable segments based primarily upon the nature of the various operations and services provided: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services. The prior year segment information has been recast to conform to the current year presentation.
The following table reconciles third party revenues to direct revenues for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$256,798	$40,082	$778	$297,658	$493,579	$77,516	$1,177	$572,272
Industrial and Field Services	185,154	(11,047)	36	174,143	347,114	(22,805)	191	324,500
Oil Re-refining and Recycling	144,016	(54,861)	(5)	89,150	272,937	(102,977)	(5)	169,955
SK Environmental Services	171,324	23,307	—	194,631	332,712	43,264	(58)	375,918
Lodging Services	42,872	900	25	43,797	99,566	1,294	26	100,886
Oil and Gas Field Services	58,177	1,619	(22)	59,774	158,949	3,708	(10)	162,647
Corporate Items	139	—	(812)	(673)	290	—	(1,321)	(1,031)
Total	$858,480	$—	$—	$858,480	$1,705,147	$—	$—	$1,705,147

	For the Three Months Ended June 30, 2013				For the Six Months Ended June 30, 2013
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$256,262	$25,789	$1,339	$283,390	$490,201	$50,208	$2,191	$542,600
Industrial and Field Services	199,225	(12,680)	(128)	186,417	368,846	(26,440)	(106)	342,300
Oil Re-refining and Recycling	123,008	(48,261)	—	74,747	263,092	(98,287)	—	164,805
SK Environmental Services	166,523	32,207	—	198,730	326,325	67,077	84	393,486
Lodging Services	46,685	1,207	101	47,993	100,015	1,809	217	102,041
Oil and Gas Field Services	68,444	1,738	(49)	70,133	183,607	5,633	(200)	189,040
Corporate Items	381	—	(1,263)	(882)	(9,395)	—	(2,186)	(11,581)
Total	$860,528	$—	$—	$860,528	$1,722,691	$—	$—	$1,722,691
Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes and pre-tax, non-cash acquisition accounting adjustments. Also excluded is other income as it is not considered part of usual business operations. Transactions between the segments are accounted for at the Company’s estimate based on similar transactions with outside customers.

The following table presents Adjusted EBITDA information used by management for each reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, pre-tax, non-cash acquisition accounting inventory adjustment, and other expense (income) to its segments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Technical Services	$84,297	$69,390	$146,474	$129,435
Industrial and Field Services	30,716	34,760	47,088	48,572
Oil Re-refining and Recycling	15,196	12,752	27,779	28,098
SK Environmental Services	31,307	34,076	54,132	61,082
Lodging Services	15,487	19,259	33,224	41,560
Oil and Gas Field Services	1,812	4,144	18,143	31,928
Corporate Items	(43,016)	(50,791)	(89,055)	(105,857)
Total	$135,799	$123,590	$237,785	$234,818
Reconciliation to Consolidated Statements of Income:
Pre-tax, non-cash acquisition accounting inventory adjustment	—	—	—	13,559
Accretion of environmental liabilities	2,609	2,879	5,333	5,714
Depreciation and amortization	66,075	67,468	135,431	127,474
Income from operations	67,115	53,243	97,021	88,071
Other expense (income)	655	(1,655)	(3,523)	(2,180)
Interest expense, net of interest income	19,382	19,585	38,936	39,458
Income before provision for income taxes	$47,078	$35,313	$61,608	$50,793
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2014
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$408,977	$260,083	$208,630	$245,513	$156,730	$229,017	$102,348	$1,611,298
Goodwill	50,432	109,785	174,739	172,223	35,395	36,400	—	578,974
Permits and other intangible, net	78,669	19,747	156,882	259,691	12,936	25,733	—	553,658
Total assets	$751,444	$416,912	$670,797	$742,795	$237,671	$390,314	$722,510	$3,932,443

	December 31, 2013
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$400,544	$251,826	$211,458	$239,650	$166,252	$224,585	$107,855	$1,602,170
Goodwill	45,599	109,873	171,161	172,309	35,512	36,506	—	570,960
Permits and other intangible, net	80,302	21,147	160,807	265,106	14,730	27,881	—	569,973
Total assets	$699,675	$410,233	$642,901	$774,756	$239,056	$381,057	$806,000	$3,953,678
The following table presents total assets by geographical area (in thousands):

	June 30, 2014	December 31, 2013
United States	$2,695,931	$2,684,686
Canada	1,233,547	1,266,505
Other foreign	2,965	2,487
Total	$3,932,443	$3,953,678

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The 2020 Notes and 2021 Notes are guaranteed by substantially all of the Company's subsidiaries organized in the United States. Each guarantor for the 2020 Notes and 2021 Notes is a 100% owned subsidiary of the Company and its guarantee is both full and unconditional and joint and several.  The 2020 Notes and 2021 Notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.
Following is the condensed consolidating balance sheet at June 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$193,821	$83,817	$—	$278,644
Intercompany receivables	237,556	2,446	84,029	(324,031)	—
Accounts receivable, net	—	399,423	175,764		575,187
Other current assets	24,087	194,211	78,162	—	296,460
Property, plant and equipment, net	—	961,240	650,058	—	1,611,298
Investments in subsidiaries	2,762,237	760,718	—	(3,522,955)	—
Intercompany debt receivable	—	379,428	3,701	(383,129)	—
Goodwill		424,057	154,917		578,974
Permits and other intangibles, net		447,638	106,020		553,658
Other long-term assets	25,457	3,759	9,006	—	38,222
Total assets	$3,050,343	$3,766,741	$1,345,474	$(4,230,115)	$3,932,443
Liabilities and Stockholders’ Equity:
Current liabilities	$61,029	$429,490	$115,747	$—	$606,266
Intercompany payables	—	321,533	2,498	(324,031)	—
Closure, post-closure and remedial liabilities, net	—	150,250	31,416	—	181,666
Long-term obligations	1,395,000	—	—	—	1,395,000
Capital lease obligations, net	—	129	698	—	827
Intercompany debt payable	3,701	—	379,428	(383,129)	—
Other long-term liabilities	91,897	103,102	54,969	—	249,968
Total liabilities	1,551,627	1,004,504	584,756	(707,160)	2,433,727
Stockholders’ equity	1,498,716	2,762,237	760,718	(3,522,955)	1,498,716
Total liabilities and stockholders’ equity	$3,050,343	$3,766,741	$1,345,474	$(4,230,115)	$3,932,443

Following is the condensed consolidating balance sheet at December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$235,445	$73,622	$—	$310,073
Intercompany receivables	269,580	2,448	230,224	(502,252)	—
Accounts receivables	—	387,006	192,388	—	579,394
Other current assets	24,087	182,881	74,744	—	281,712
Property, plant and equipment, net	—	945,280	656,890	—	1,602,170
Investments in subsidiaries	2,683,158	967,186	144,953	(3,795,297)	—
Intercompany debt receivable	—	493,402	3,701	(497,103)	—
Goodwill	—	415,541	155,419	—	570,960
Permits and other intangibles, net	—	458,917	111,056	—	569,973
Other long-term assets	23,770	7,018	8,608	—	39,396
Total assets	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678
Liabilities and Stockholders’ Equity:
Current liabilities	$33,626	$466,454	$139,465	$—	$639,545
Intercompany payables	—	499,749	2,503	(502,252)	—
Closure, post-closure and remedial liabilities, net	—	158,298	31,814	—	190,112
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	191	1,244	—	1,435
Intercompany debt payable	3,701	—	493,402	(497,103)	—
Other long-term liabilities	88,635	103,125	55,187	—	246,947
Total liabilities	1,525,962	1,227,817	723,615	(999,355)	2,478,039
Stockholders’ equity	1,475,639	2,867,307	927,990	(3,795,297)	1,475,639
Total liabilities and stockholders’ equity	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678

Following is the consolidating statement of income (loss) for the three months ended June 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues		$476,268	$194,579	$(5,572)	$665,275
Product revenues		151,667	43,136	(1,598)	193,205
Total revenues	—	627,935	237,715	(7,170)	858,480
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues		317,861	133,468	(5,572)	445,757
Product cost of revenues		118,560	44,231	(1,598)	161,193
Total cost of revenues	—	436,421	177,699	(7,170)	606,950
Selling, general and administrative expenses	25	82,513	33,193	—	115,731
Accretion of environmental liabilities	—	2,219	390	—	2,609
Depreciation and amortization	—	41,289	24,786	—	66,075
Income from operations	(25)	65,493	1,647	—	67,115
Other income	—	(123)	(532)	—	(655)
Interest (expense) income	(19,612)	216	14	—	(19,382)
Equity in earnings of subsidiaries	54,436	3,393	—	(57,829)	—
Intercompany dividend income	—		3,138	(3,138)	—
Intercompany interest income (expense)		9,497	(9,497)		—
Income before provision for income taxes	34,799	78,476	(5,230)	(60,967)	47,078
Provision (benefit) for income taxes	6,127	13,586	(1,307)		18,406
Net income (loss)	28,672	64,890	(3,923)	(60,967)	28,672
Other comprehensive income (loss)	36,056	36,056	(42,927)	6,871	36,056
Comprehensive income (loss)	$64,728	$100,946	$(46,850)	$(54,096)	$64,728

Following is the consolidating statement of (loss) income for the three months ended June 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$497,731	$171,019	$5,122	$673,872
Product revenues	—	89,740	95,465	1,451	186,656
Total revenues	—	587,471	266,484	6,573	860,528
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	341,768	108,713	5,122	455,603
Product cost of revenues	—	73,712	83,560	1,451	158,723
Total cost of revenues	—	415,480	192,273	6,573	614,326
Selling, general and administrative expenses	30	89,884	32,698	—	122,612
Accretion of environmental liabilities	—	2,437	442	—	2,879
Depreciation and amortization	—	44,220	23,248	—	67,468
Income from operations	(30)	35,450	17,823	—	53,243
Other income (expense)	—	2,249	(594)	—	1,655
Interest (expense) income	(19,764)	—	179	—	(19,585)
Equity in earnings of subsidiaries	45,106	14,563	—	(59,669)	—
Intercompany dividend income	—	—	3,323	(3,323)	—
Intercompany interest income (expense)	—	9,969	(9,969)	—	—
Income before provision for income taxes	25,312	62,231	10,762	(62,992)	35,313
Provision for income taxes	2,410	7,009	2,992	—	12,411
Net income	22,902	55,222	7,770	(62,992)	22,902
Other comprehensive (loss) income	(35,506)	(35,506)	18,685	16,821	(35,506)
Comprehensive (loss) income	$(12,604)	$19,716	$26,455	$(46,171)	$(12,604)

Following is the consolidating statement of income (loss) for the six months ended June 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues		$920,142	$413,584	$(8,356)	$1,325,370
Product revenues		286,542	95,629	(2,394)	379,777
Total revenues	—	1,206,684	509,213	(10,750)	1,705,147
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues		622,502	298,410	(8,356)	912,556
Product cost of revenues		233,488	89,019	(2,394)	320,113
Total cost of revenues	—	855,990	387,429	(10,750)	1,232,669
Selling, general and administrative expenses	56	170,066	64,571	—	234,693
Accretion of environmental liabilities		4,567	766		5,333
Depreciation and amortization		84,021	51,410	—	135,431
Income from operations	(56)	92,040	5,037	—	97,021
Other income		786	2,737		3,523
Interest (expense) income	(39,346)	446	(36)		(38,936)
Equity in earnings of subsidiaries	84,545	11,855		(96,400)	—
Intercompany dividend income	—		6,238	(6,238)	—
Intercompany interest income (expense)		18,881	(18,881)		—
Income before provision for income taxes	45,143	124,008	(4,905)	(102,638)	61,608
Provision (benefit) for income taxes	7,511	17,691	(1,226)		23,976
Net income (loss)	37,632	106,317	(3,679)	(102,638)	37,632
Other comprehensive loss	(5,469)	(5,469)	(23,245)	28,714	(5,469)
Comprehensive income (loss)	$32,163	$100,848	$(26,924)	$(73,924)	$32,163

Following is the consolidating statement of (loss) income for the six months ended June 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$896,966	$452,438	$(2,910)	$1,346,494
Product revenues	—	250,603	126,407	(813)	376,197
Total revenues	—	1,147,569	578,845	(3,723)	1,722,691
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	615,940	310,945	(2,910)	923,975
Product cost of revenues	—	217,353	109,835	(813)	326,375
Total cost of revenues	—	833,293	420,780	(3,723)	1,250,350
Selling, general and administrative expenses	55	185,445	65,582	—	251,082
Accretion of environmental liabilities	—	4,837	877	—	5,714
Depreciation and amortization	—	81,509	45,965	—	127,474
Income from operations	(55)	42,485	45,641	—	88,071
Other income (expense)	—	2,969	(789)	—	2,180
Interest (expense) income	(39,564)	—	106	—	(39,458)
Equity in earnings of subsidiaries	75,327	35,976	—	(111,303)	—
Intercompany dividend income	—	—	6,968	(6,968)	—
Intercompany interest income (expense)	—	20,307	(20,307)	—	—
Income before provision for income taxes	35,708	101,737	31,619	(118,271)	50,793
Provision for income taxes	2,304	6,535	8,550	—	17,389
Net income	33,404	95,202	23,069	(118,271)	33,404
Other comprehensive (loss) income	(59,367)	(59,367)	30,457	28,910	(59,367)
Comprehensive (loss) income	$(25,963)	$35,835	$53,526	$(89,361)	$(25,963)

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$16,864	$35,046	$63,034	$114,944
Cash flows from investing activities:
Additions to property, plant and equipment	—	(90,515)	(47,671)	(138,186)
Proceeds from sales of fixed assets	—	1,015	1,971	2,986
Acquisitions, net of cash acquired	—	(6,150)	—	(6,150)
Costs to obtain or renew permits	—	(477)	(2,414)	(2,891)
Proceeds from sales of marketable securities	—	—	12,947	12,947
Net cash used in investing activities	—	(96,127)	(35,167)	(131,294)

Cash flows from financing activities:
Change in uncashed checks	—	4,595	(1,433)	3,162
Proceeds from employee stock purchase plan	4,364	—	—	4,364
Remittance of shares, net	(2,215)	—	—	(2,215)
Repurchases of common stock	(14,657)	—	—	(14,657)
Excess tax benefit of stock-based compensation	644	—	—	644
Payments on capital leases	—	(87)	(1,103)	(1,190)
Repayment of long-term obligations	(5,000)	—	—	(5,000)
Dividends (paid) / received	—	(7,412)	7,412	—
Interest received / (payments)	—	22,361	(22,361)	—
Net cash from financing activities	(16,864)	19,457	(17,485)	(14,892)
Effect of exchange rate change on cash	—	—	(187)	(187)
(Decrease) increase in cash and cash equivalents	—	(41,624)	10,195	(31,429)
Cash and cash equivalents, beginning of period	1,006	235,445	73,622	310,073
Cash and cash equivalents, end of period	$1,006	$193,821	$83,817	$278,644

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(36,459)	$84,226	$89,845	$137,612
Cash flows from investing activities:
Additions to property, plant and equipment	—	(62,818)	(78,648)	(141,466)
Proceeds from sale of fixed assets	—	803	1,391	2,194
Acquisitions, net of cash acquired	—	—	—	—
Costs to obtain or renew permits	—	(212)	(1,957)	(2,169)
Net cash used in investing activities	—	(62,227)	(79,214)	(141,441)

Cash flows from financing activities:
Change in uncashed checks	—	37,118	3,238	40,356
Proceeds from exercise of stock options	399	—	—	399
Proceeds from employee stock purchase plan	3,391	—	—	3,391
Remittance of shares, net	(169)	—	—	(169)
Excess tax benefit of stock-based compensation	1,326	—	—	1,326
Deferred financing costs paid	(2,446)	—	—	(2,446)
Payments of capital leases	—	(164)	(2,424)	(2,588)
Issuance costs related to 2012 issuance of common stock	(250)	—	—	(250)
Dividends (paid) / received	—	(6,989)	6,989	—
Interest received / (payments)	—	21,780	(21,780)	—
Net cash from financing activities	2,251	51,745	(13,977)	40,019
Effect of exchange rate change on cash	—	—	(2,548)	(2,548)
(Decrease) increase in cash and cash equivalents	(34,208)	73,744	(5,894)	33,642
Cash and cash equivalents, beginning of period	35,214	140,683	53,939	229,836
Cash and cash equivalents, end of period	$1,006	$214,427	$48,045	$263,478

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Highlights

Total revenues in the three and six months ended June 30, 2014 was $858.5 million and $1.71 billion, respectively, compared with $860.5 million and $1.72 billion in the three and six months ended June 30, 2013, respectively. These decreases in total revenues were primarily attributable to the effects of foreign currency translation which reduced revenue by approximately 2% in the three and six months ended June 30, 2014 from the comparable periods in 2013 partially offset by incremental revenues generated from the operations acquired as part of the September 2013 acquisition of Evergreen Oil, Inc. ("Evergreen"). Changes in segment revenues are more fully described in our Segment Performance section below under the heading "Direct Revenues." Income from operations in the three and six months ended June 30, 2014 was $67.1 million and $97.0 million, respectively, compared with $53.2 million and $88.1 million in the three and six months ended June 30, 2013, respectively. Increases in income from operations were primarily due to cost savings generated from corporate initiatives implemented in 2014 across several expense categories. Adjusted EBITDA for the three months ended June 30, 2014 increased 9.9% to $135.8 million from $123.6 million in the three months ended June 30, 2013 and increased 1.3% to $237.8 million in the six months ended June 30, 2014 from $234.8 million in the six months ended June 30, 2013. Additional information, including a reconciliation of Adjusted EBITDA to Net Income, appears below under the heading "Adjusted EBITDA."
Acquisitions
On September 13, 2013, we acquired 100% of the outstanding common shares of Evergreen for a final purchase price of $56.3 million in cash, net of cash acquired. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables us to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in our consolidated financial statements since acquisition and are primarily included in the Oil Re-refining and Recycling segment.
On May 30, 2014, the Company acquired certain assets of a privately owned U.S. company which provides carbon treatment systems and rental remediation equipment. The purchase price for the acquisition was $6.1 million and is subject to customary post-closing purchase price adjustments based upon finalized working capital amounts. The acquired company has been integrated into the Technical Services segment.
Environmental Liabilities

(in thousands)	June 30, 2014	December 31, 2013	$ Change	% Change
Closure and post-closure liabilities	$49,882	$47,085	$2,797	5.9%
Remedial liabilities	167,827	172,498	(4,671)	(2.7)%
Total environmental liabilities	$217,709	$219,583	$(1,874)	(0.9)%
Total environmental liabilities as of June 30, 2014 were $217.7 million, a decrease of 0.9%, or $1.9 million, compared to December 31, 2013 primarily due to expenditures and changes in estimates recorded to the statement of income partially offset by accretion.

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
In the six months ended June 30, 2014, the net reduction in our environmental liabilities from changes in estimates recorded as a benefit within the statement of income was $1.4 million and primarily related to estimated cost adjustments for remediation across various sites.
Segment data
During the second quarter of 2014, we made changes to the manner in which we manage our business, make operating decisions and assess performance. These changes included the reassignment of certain departments among our operating segments in line with management reporting changes as well as the identification of Lodging Services as an additional segment. Under the new structure, our operations are managed in six reportable segments: Technical Services, Industrial and Field Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services. The following discussion and related prior year segment information has been recast to conform to the current year presentation.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Six Months Ended
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Third Party Revenues(1):
Technical Services	$256,798	$256,262	$536	0.2%	$493,579	$490,201	$3,378	0.7%
Industrial and Field Services	185,154	199,225	(14,071)	(7.1)	347,114	368,846	(21,732)	(5.9)
Oil Re-refining and Recycling	144,016	123,008	21,008	17.1	272,937	263,092	9,845	3.7
SK Environmental Services	171,324	166,523	4,801	2.9	332,712	326,325	6,387	2.0
Lodging Services	42,872	46,685	(3,813)	(8.2)	99,566	100,015	(449)	(0.4)
Oil and Gas Field Services	58,177	68,444	(10,267)	(15.0)	158,949	183,607	(24,658)	(13.4)
Corporate Items(2)	139	381	(242)	(63.5)	290	(9,395)	9,685	103.1
Total	$858,480	$860,528	$(2,048)	(0.2)%	$1,705,147	$1,722,691	$(17,544)	(1.0)%
Direct Revenues(1):
Technical Services	$297,658	$283,390	$14,268	5.0%	$572,272	$542,600	$29,672	5.5%
Industrial and Field Services	174,143	186,417	(12,274)	(6.6)	324,500	342,300	(17,800)	(5.2)
Oil Re-refining and Recycling	89,150	74,747	14,403	19.3	169,955	164,805	5,150	3.1
SK Environmental Services	194,631	198,730	(4,099)	(2.1)	375,918	393,486	(17,568)	(4.5)
Lodging Services	43,797	47,993	(4,196)	(8.7)	100,886	102,041	(1,155)	(1.1)
Oil and Gas Field Services	59,774	70,133	(10,359)	(14.8)	162,647	189,040	(26,393)	(14.0)
Corporate Items(2)	(673)	(882)	209	23.7	(1,031)	(11,581)	10,550	91.1
Total	858,480	860,528	(2,048)	(0.2)	1,705,147	1,722,691	(17,544)	(1.0)
Cost of Revenues(3):
Technical Services	191,875	192,072	(197)	(0.1)	381,650	370,765	10,885	2.9
Industrial and Field Services	129,603	137,416	(7,813)	(5.7)	249,167	264,594	(15,427)	(5.8)
Oil Re-refining and Recycling	69,718	57,980	11,738	20.2	133,827	126,325	7,502	5.9
SK Environmental Services	137,199	137,801	(602)	(0.4)	267,472	276,952	(9,480)	(3.4)
Lodging Services	26,630	27,471	(841)	(3.1)	64,563	57,852	6,711	11.6
Oil and Gas Field Services	51,286	59,609	(8,323)	(14.0)	130,435	142,789	(12,354)	(8.7)
Corporate Items(2)	639	1,977	(1,338)	(67.7)	5,555	11,073	(5,518)	(49.8)
Total	606,950	614,326	(7,376)	(1.2)	1,232,669	1,250,350	(17,681)	(1.4)
Selling, General & Administrative Expenses:
Technical Services	21,486	21,928	(442)	(2.0)	44,148	42,400	1,748	4.1
Industrial and Field Services	13,824	14,241	(417)	(2.9)	28,245	29,134	(889)	(3.1)
Oil Re-refining and Recycling	4,236	4,015	221	5.5	8,349	10,382	(2,033)	(19.6)
SK Environmental Services	26,125	26,853	(728)	(2.7)	54,314	55,452	(1,138)	(2.1)
Lodging Services	1,680	1,263	417	33.0	3,099	2,629	470	17.9
Oil and Gas Field Services	6,676	6,380	296	4.6	14,069	14,323	(254)	(1.8)
Corporate Items	41,704	47,932	(6,228)	(13.0)	82,469	96,762	(14,293)	(14.8)
Total	115,731	122,612	(6,881)	(5.6)	234,693	251,082	(16,389)	(6.5)
Adjusted EBITDA:
Technical Services	84,297	69,390	14,907	21.5	146,474	129,435	17,039	13.2
Industrial and Field Services	30,716	34,760	(4,044)	(11.6)	47,088	48,572	(1,484)	(3.1)
Oil Re-refining and Recycling	15,196	12,752	2,444	19.2	27,779	28,098	(319)	(1.1)
SK Environmental Services	31,307	34,076	(2,769)	(8.1)	54,132	61,082	(6,950)	(11.4)
Lodging Services	15,487	19,259	(3,772)	(19.6)	33,224	41,560	(8,336)	(20.1)
Oil and Gas Field Services	1,812	4,144	(2,332)	(56.3)	18,143	31,928	(13,785)	(43.2)
Corporate Items	(43,016)	(50,791)	7,775	(15.3)	(89,055)	(105,857)	16,802	(15.9)
Total	$135,799	$123,590	$12,209	9.9%	$237,785	$234,818	$2,967	1.3%
______________________

1.	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

2.	Corporate Items revenues and costs of revenues for the six months ended June 30, 2013 includes purchase price measurement period adjustments.

3.	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: foreign currency translation, acquisitions, the general conditions of the oil and gas industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.
Technical Services revenues increased $14.3 million and $29.7 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to growth in our treatment, storage and disposal network as a result of greater drum volumes and overall utilization. The utilization rate at our incinerators was 95.0% and 91.0% for the three and six months ended June 30, 2014, respectively, compared with 92.3% and 88.9% in the comparable period of 2013, and our landfill volumes increased by approximately 5.1% in six months ended June 30, 2014 from the comparable period in 2013.
Industrial and Field Services revenues decreased $12.3 million and $17.8 million in the three and six months ended June 30, 2014 from the comparable periods in 2013. The decrease was primarily due to decreased activity in the oil sands region, cyclicality of scheduled plant turnarounds and the effects of foreign currency translation.
Oil Re-refining and Recycling revenues increased $14.4 million, in the three months ended June 30, 2014 from the comparable period in 2013. The increase was primarily due to increased volumes resulting from our acquisition of Evergreen on September 13, 2013. Oil Re-refining and Recycling revenues increased $5.2 million, in the six months ended June 30, 2014 from the comparable period in 2013 also primarily due to increased volumes resulting from of our acquisition of Evergreen partially offset by lower sales mix between base oils and higher priced blended oils. In addition, revenues were negatively impacted as compared to the three and six months ended June 30, 2013 by the effects of foreign currency translation.
SK Environmental Services revenues decreased $4.1 million and $17.6 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to system integration changes which occurred in May of 2013 and changed the manner by which waste is tracked across the Company’s disposal network and lower refined fuel oil sales period over period.
Lodging Services revenues decreased $4.2 million and $1.2 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to lower occupancy at our lodging and camp facilities due to an overall slowdown in the levels of activity in the Oil Sands region of Canada and the effects of foreign currency translation.
Oil and Gas Field Services revenues decreased $10.4 million and $26.4 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to project delays in exploration, pricing pressure in North America and the effects of foreign currency translation.
Corporate Items revenues during the six months ended June 30, 2013 included the impact of purchase accounting adjustments to deferred revenue balances that did not reoccur in 2014.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing initiatives.
Technical Services cost of revenues was flat in the three months ended June 30, 2014 from the comparable period in 2013. Technical Services cost of revenues increased $10.9 million, in the six months ended June 30, 2014 from the comparable period in 2013 primarily due to increases in materials and supplies, outside transportation and utilities. Profit margins have improved due to overall mix of waste handled and greater operating efficiencies.
Industrial and Field Services cost of revenues decreased $7.8 million and $15.4 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to decreased revenues in both periods.
Oil Re-refining and Recycling cost of revenues increased $11.7 million and $7.5 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to the cost of the incremental revenue from our acquisition of Evergreen on September 13, 2013.
SK Environmental Services cost of revenues decreased $0.6 million and $9.5 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to system changes which occurred in May of 2013 and impacted how intercompany disposal charges are recorded between the SK Environmental Services segment and the Technical Services segment and lower refined fuel oil sales period over period.

Lodging Services cost of revenues decreased $0.8 million, in the three months ended June 30, 2014 from the comparable period in 2013 primarily due to lower revenue. Lodging cost of revenues increased $6.7 million, in the six months ended June 30, 2014 from the comparable period in 2013 primarily due to increases in materials and supplies, subcontractors, equipment repairs and utilities associated with increased capacity partially offset by a decrease in catering.
Oil and Gas Field Services cost of revenues decreased $8.3 million and $12.4 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to salaries, internal maintenance expense and equipment repairs in connection with overall lower business activity and revenues.
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses remained approximately flat and increased $1.7 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to an increase in variable compensation partially offset by cost saving initiatives.
Industrial and Field Services selling, general and administrative expenses decreased $0.4 million and $0.9 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to cost saving initiatives
Oil Re-refining and Recycling selling, general and administrative expenses remained flat in the three months ended June 30, 2014. Oil Re-refining and Recycling selling, general and administrative expenses decreased $2.0 million, in the six months ended June 30, 2014 from the comparable period in 2013 primarily due to cost saving initiatives.
SK Environmental Services selling, general and administrative expenses decreased $0.7 million and $1.1 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to cost saving initiatives partially offset by increases in variable compensation.
Lodging Services selling, general and administrative expenses increased $0.4 million and $0.5 million in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to increases in salaries and professional fees associated with increased capacity in both comparable periods.
Oil and Gas Field Services selling, general and administrative expenses remained approximately flat in the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily due to increases in compensation offset by cost saving initiatives.
Corporate Items selling, general and administrative expenses decreased $6.2 million and $14.3 million for the three and six months ended June 30, 2014, as compared to the same periods in 2013 primarily due to cost saving initiatives and acquisition related costs that did not reoccur in the six months ended 2014.
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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$28,672	$22,902	$37,632	$33,404
Accretion of environmental liabilities	2,609	2,879	5,333	5,714
Depreciation and amortization	66,075	67,468	135,431	127,474
Other expense (income)	655	(1,655)	(3,523)	(2,180)
Interest expense, net	19,382	19,585	38,936	39,458
Pre-tax, non-cash acquisition accounting inventory adjustment	—	—	—	13,559
Provision for income taxes	18,406	12,411	23,976	17,389
Adjusted EBITDA	$135,799	$123,590	$237,785	$234,818

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2014 over 2013		June 30,		2014 over 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Depreciation of fixed assets	$54,280	$54,337	$(57)	(0.1)%	$110,938	$102,905	$8,033	7.8%
Landfill and other amortization	11,795	13,131	(1,336)	(10.2)%	24,493	24,569	(76)	(0.3)%
Total depreciation and amortization	$66,075	$67,468	$(1,393)	(2.1)%	$135,431	$127,474	$7,957	6.2%

Depreciation and amortization decreased 2.1%, or $1.4 million, in the three months ended June 30, 2014 from the comparable period in 2013 primarily due to decreased landfill amortization. Landfill and other amortization decreased primarily due to the decrease in volumes at our landfill facilities offset by additional amortization resulting from an increase in other intangibles balances from recent acquisitions.
Depreciation and amortization increased 6.2%, or $8.0 million, in the six months ended June 30, 2014 from the comparable period in 2013. Depreciation of fixed assets increased primarily due to acquisitions and other increased capital expenditures in recent periods. Landfill and other amortization decreased primarily due to the decrease in volumes at our landfill facilities offset by additional amortization resulting from an increase in other intangibles balances from recent acquisitions.
Other (Expense) Income

	For the Three Months Ended				For the Six Months Ended
	June 30,		2014 over 2013		June 30,		2014 over 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other (expense) income	$(655)	$1,655	$(2,310)	(139.6)%	$3,523	$2,180	$1,343	61.6%
Other (expense) income decreased $2.3 million in the three months ended June 30, 2014 from the comparable period in 2013 primarily due to losses on fixed asset disposals recorded in the second quarter of 2014 versus gains recorded in 2013.
Other (expense) income increased $1.3 million in the six months ended June 30, 2014 from the comparable period in 2013 primarily due to gains recognized on the sale available-for-sale securities which occurred in 2014.

Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2014 over 2013		June 30,		2014 over 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Provision for income taxes	$18,406	$12,411	$5,995	48.3%	$23,976	$17,389	$6,587	37.9%
Effective income tax rate	39.1%	35.1%			38.9%	34.2%
     Income tax expense for the three months ended June 30, 2014 increased $6.0 million as compared to the comparable period in 2013. The increase is a result of a combination of increased income, the recording of an audit settlement and an increase in the effective rate driven by a greater percentage of taxable earnings being generated in the U.S. versus Canada as compared to 2013.
Income tax expense for the six months ended June 30, 2014 increased $6.6 million as compared to the comparable period in 2013. The increase is a result of a combination of increased income, the recording of an audit settlement and an increase in the effective rate driven by a greater percentage of taxable earnings being generated in the U.S. versus Canada as compared to 2013 as well as the release of an unrecognized tax benefit recorded in 2013.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2014 and December 31, 2013, we had a remaining valuation allowance of $28.6 million and $29.7 million, respectively. The allowance as of June 30, 2014 consisted of $13.4 million of foreign tax credits, $5.9 million of state net operating loss carryforwards, $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2013 consisted of $13.4 million of foreign tax credits, $7.0 million of state net operating loss carryforwards, $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary.
Liquidity and Capital Resources

	For the Six Months Ended
(in thousands)	2014	2013
Net cash from operating activities	$114,944	$137,612
Net cash used in investing activities	(131,294)	(141,441)
Net cash from financing activities	(14,892)	40,019
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2014 was $114.9 million, a decrease of 16.5%, or $22.7 million, compared with net cash from operating activities for the comparable period in 2013. The change was primarily the result of a net increase in working capital driven by the payment of liabilities existing at the beginning of the period.
Net cash used in investing activities
Net cash used in investing activities for six months ended June 30, 2014 was $131.3 million, a decrease of 7.2% compared with $141.4 million of cash used in investing activities for the comparable period in 2013. The change was primarily the result of decreases in capital expenditures and proceeds received from the sale of marketable securities offset by cash paid for an acquisition.
Net cash from financing activities
Net cash from financing activities for the six months ended June 30, 2014 was an outflow of $14.9 million, compared to net inflows of cash from financing activities of $40.0 million for the comparable period in 2013. The change in net cash from financing activities during the six months ended June 30, 2014 was primarily due to a decrease in uncashed checks as of June 30, 2014 combined with repurchases of common stock made in the first six months of 2014 and repayment of long term obligations.
Working Capital
We intend to use our existing cash and cash equivalents and cash flows from operations primarily to provide for our working capital needs and to fund capital expenditures and potential future acquisitions. We anticipate that our operating cash flow will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At June 30, 2014, cash and cash equivalents totaled $278.6 million, compared to $310.1 million at December 31, 2013. At June 30, 2014, cash and cash equivalents held by foreign subsidiaries totaled $83.8 million and were readily convertible into other foreign currencies including U.S. dollars. At June 30, 2014, the cash and cash equivalent balances for our U.S. operations were $194.8 million. Our U.S. operations had net operating cash from operations of $51.9 million for the six months ended June 30, 2014. Additionally, we have available a $400.0 million revolving credit facility of which $287.8 million was available to borrow at June 30, 2014. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Common Stock Repurchase Program
On February 25, 2014, our Board of Directors authorized the repurchase of up to $150 million of our common stock. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of June 30, 2014, we had repurchased and retired a total of approximately 273,000 shares of our common stock for approximately $16.2 million under this program. As of June 30, 2014, an additional $133.8 million remains available for repurchase of shares under the current authorized program.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $595.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at June 30, 2014, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of June 30, 2014, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Capital Expenditures
We anticipate that 2014 capital spending will be approximately $250 million, which includes our incinerator project in El Dorado. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than described below there were no material changes in the first six months of 2014 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Goodwill. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the implied value of the goodwill.
We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and / or qualitative factors. At June 30, 2014 and December 31, 2013, we had seven reporting units. The Technical Services, Industrial Services, Field Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services operating segments each constitute a reporting unit.
We conducted our annual impairment test of goodwill for all of our reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values.

The fair value of the Oil Re-refining and Recycling reporting unit exceeded the carrying value by less than 10% at December 31, 2013. During the first six months of fiscal 2014 the reporting unit has experienced lower than anticipated financial results primarily due to lower sales mix between base oils and higher priced blended oils as well as higher utilities and shutdown related costs. The lower sales prices reflected general economic conditions in the oil industry during the period. The financial performance of this reporting unit, which had a goodwill balance of approximately $174.7 million at June 30, 2014, is affected by fluctuations in oil prices, overall market supply of refined oil and sales mix. In the future, if market factors were to lead to significant declines in the reporting units overall pricing, impairments could arise.
The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $36.4 million at June 30, 2014, was affected in the first six months ended June 30, 2014 by pricing pressure and lower levels of overall activity in the markets and regions that the business serves. The Oil and Gas Field Services reporting unit is seasonal with the second quarter of the fiscal year historically being the period with the lowest earnings levels.
Significant judgments are inherent in the annual impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believe that the assumptions used in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The annual impairment test performed during the year ended December 31, 2013 utilized future annual budgeted amounts and discount rate assumptions based on an assessment of our weighted average cost of capital as well as other significant assumptions believed to be reasonable at that time.
During the interim periods of fiscal year 2014 and with respect to the Oil Re-Refining and Recycling and Oil and Gas Field Services reporting units, we considered whether (i) the lower than anticipated results (ii) general economic and industry conditions, and (iii) reporting unit specific factors would more likely than not reduce the estimated fair values of our reporting units below their carrying values. We have not performed an interim test for impairment of goodwill for any of our reporting units as it does not believe the factors impacting the performance of the reporting units through June 30, 2014 would more likely than not reduce the fair value below carrying value.
The performance of the Oil Re-Refining and Recycling and Oil and Gas Field Services reporting units will continue to be monitored. If these reporting units do not achieve the financial performance that the Company expects, it is possible that a goodwill impairment charge may result. There can be no assurance that future events will not result in an impairment of goodwill
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2014 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the six months ended June 30, 2014, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2014 through April 30, 2014	2,413	$54.64	—	$148,774.735
May 1, 2014 through May 31, 2014	199,459	$59.87	198,085	$136,914,638
June 1, 2014 through June 30, 2014	69,908	$62.73	50,000	$133,781,383
Total	271,780	$60.56	248,085	$133,781,383
______________________

(1)	Includes 23,695 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.                         MINE SAFETY DISCLOSURE
Not applicable
ITEM 5.                         OTHER INFORMATION
None

ITEM 6.                         EXHIBITS

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	August 7, 2014

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	August 7, 2014