Form 10-Q
period 2014-09-30
CLEAN HARBORS INC
filed 2014-11-10
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	59,947,558
(Class)	(Outstanding as of November 3, 2014)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$258,021	$310,073
Marketable securities	—	12,435
Accounts receivable, net of allowances aggregating $22,791 and $18,106, respectively	575,575	579,394
Unbilled accounts receivable	50,050	26,568
Deferred costs	18,676	16,134
Inventories and supplies	170,934	152,096
Prepaid expenses and other current assets	48,540	41,962
Deferred tax assets	32,141	32,517
Total current assets	1,153,937	1,171,179
Property, plant and equipment, net	1,579,701	1,602,170
Other assets:
Deferred financing costs	18,403	20,860
Goodwill	449,577	570,960
Permits and other intangibles, net	541,874	569,973
Other	17,725	18,536
Total other assets	1,027,579	1,180,329
Total assets	$3,761,217	$3,953,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$264	$1,329
Accounts payable	251,832	316,462
Deferred revenue	63,909	55,454
Accrued expenses	260,123	236,829
Current portion of closure, post-closure and remedial liabilities	32,742	29,471
Total current liabilities	608,870	639,545
Other liabilities:
Closure and post-closure liabilities, less current portion of $3,839 and $5,884, respectively	46,287	41,201
Remedial liabilities, less current portion of $28,903 and $23,587, respectively	133,972	148,911
Long-term obligations	1,395,000	1,400,000
Capital lease obligations, less current portion	733	1,435
Deferred taxes, unrecognized tax benefits and other long-term liabilities	255,804	246,947
Total other liabilities	1,831,796	1,838,494
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 59,947,866 and 60,672,180 shares, respectively	600	607
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	853,350	898,165
Accumulated other comprehensive loss	(74,117)	(19,556)
Accumulated earnings	541,187	596,892
Total stockholders’ equity	1,320,551	1,475,639
Total liabilities and stockholders’ equity	$3,761,217	$3,953,678
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Service revenues	$657,221	$702,033	$1,962,071	$2,048,527
Product revenues	194,244	205,502	594,541	581,699
Total revenues	851,465	907,535	2,556,612	2,630,226
Cost of revenues (exclusive of items shown separately below)
Service revenues	440,261	478,434	1,333,443	1,402,409
Product revenues	158,146	168,685	497,633	495,060
Total cost of revenues	598,407	647,119	1,831,076	1,897,469
Selling, general and administrative expenses	99,701	114,464	334,394	365,546
Accretion of environmental liabilities	2,642	2,914	7,975	8,628
Depreciation and amortization	70,049	69,430	205,480	196,904
Goodwill impairment charge	123,414	—	123,414	—
(Loss) income from operations	(42,748)	73,608	54,273	161,679
Other income (expense)	613	(150)	4,136	2,030
Interest expense, net of interest income of $174, $96, $590 and $362, respectively	(19,494)	(19,326)	(58,430)	(58,784)
(Loss) income before provision for income taxes	(61,629)	54,132	(21)	104,925
Provision for income taxes	31,708	18,771	55,684	36,160
Net (loss) income	$(93,337)	$35,361	$(55,705)	$68,765
(Loss) earnings per share:
Basic	$(1.55)	$0.58	$(0.92)	$1.14
Diluted	$(1.55)	$0.58	$(0.92)	$1.13
Shares used to compute (loss) earnings per share - Basic	60,369	60,610	60,585	60,542
Shares used to compute (loss) earnings per share - Diluted	60,369	60,760	60,585	60,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(93,337)	$35,361	$(55,705)	$68,765
Other comprehensive (loss) income:
Unrealized gains on available-for-sale securities (net of taxes of $18, $153, $159 and $61 respectively)	102	1,074	901	359
Reclassification adjustment for gains on available-for-sale securities included in net (loss) income (net of taxes of $4, $0, $508 and $0 respectively)	(23)	—	(2,880)	—
Foreign currency translation adjustments	(49,171)	20,731	(52,582)	(37,921)
Other comprehensive (loss) income	(49,092)	21,805	(54,561)	(37,562)
Comprehensive (loss) income	$(142,429)	$57,166	$(110,266)	$31,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(55,705)	$68,765
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	205,480	196,904
Goodwill impairment charge	123,414	—
Pre-tax, non-cash acquisition accounting inventory adjustments	—	13,559
Allowance for doubtful accounts	6,743	5,281
Amortization of deferred financing costs and debt discount	2,457	2,539
Accretion of environmental liabilities	7,975	8,628
Changes in environmental liability estimates	(2,991)	(2,417)
Deferred income taxes	8,506	272
Stock-based compensation	6,446	6,389
Excess tax benefit of stock-based compensation	(829)	(1,589)
Income tax benefit related to stock option exercises	829	1,579
Other income	(4,136)	(2,030)
Environmental expenditures	(12,130)	(15,928)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(35,708)	(88,000)
Inventories and supplies	(20,675)	1,710
Other current assets	(10,048)	27,483
Accounts payable	(53,352)	37,257
Other current and long-term liabilities	29,763	19,712
Net cash from operating activities	196,039	280,114
Cash flows from investing activities:
Additions to property, plant and equipment	(198,877)	(207,641)
Proceeds from sales of fixed assets	5,913	3,700
Proceeds from sales of marketable securities	12,947	—
Acquisitions, net of cash acquired	(6,150)	(59,458)
Additions to intangible assets, including costs to obtain or renew permits	(5,443)	(4,357)
Other	914	(11)
Net cash used in investing activities	(190,696)	(267,767)
Cash flows from financing activities:
Change in uncashed checks	(591)	9,754
Proceeds from exercise of stock options	—	399
Remittance of shares, net	(2,668)	(599)
Repurchases of common stock	(48,329)	—
Proceeds from employee stock purchase plan	4,364	5,327
Deferred financing costs paid	—	(2,446)
Repayment of long-term obligations	(5,000)	—
Payments on capital leases	(1,682)	(4,096)
Issuance costs related to 2012 issuance of common stock	—	(250)
Excess tax benefit of stock-based compensation	829	1,589
Net cash from financing activities	(53,077)	9,678
Effect of exchange rate change on cash	(4,318)	(3,226)
(Decrease) increase in cash and cash equivalents	(52,052)	18,799
Cash and cash equivalents, beginning of period	310,073	229,836
Cash and cash equivalents, end of period	$258,021	$248,635
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$58,446	$58,084
Income taxes paid	21,737	8,386
Non-cash investing and financing activities:
Accrual for repurchased shares	5,464	—
Property, plant and equipment accrued	23,976	39,804
Transfer of inventory to property, plant and equipment	—	11,369
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2014	60,672	$607	$(469)	$898,165	$(19,556)	$596,892	$1,475,639
Net loss	—	—	—	—	—	(55,705)	(55,705)
Other comprehensive loss	—	—	—	—	(54,561)	—	(54,561)
Stock-based compensation	—	—	—	6,446	—	—	6,446
Issuance of restricted shares, net of shares remitted	108	1	—	(2,669)	—	—	(2,668)
Repurchases of common stock	(923)	(9)	—	(53,784)	—	—	(53,793)
Net tax benefit on exercise of stock-based awards	—	—	—	829	—	—	829
Employee stock purchase plan	91	1	—	4,363	—	—	4,364
Balance at September 30, 2014	59,948	$600	$(469)	$853,350	$(74,117)	$541,187	$1,320,551

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
During the third quarter of 2014, the Company has aggregated cash flow effects of the change in unbilled receivables with the change from accounts receivable in the Unaudited Consolidated Statements of Cash Flows. Prior year amounts have been recast to conform to the current year presentation.
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
Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company has finalized the purchase accounting for the acquisition of Evergreen. The impact of the purchase price measurement period adjustments and related tax impacts recorded in the current period was not material to the consolidated financial statements and accordingly the effects have not been retrospectively applied.
The following table summarizes the recognized amounts of assets acquired and liabilities assumed at September 13, 2013 (in thousands):

	At acquisition date as reported at December 31, 2013	Measurement Period Adjustments	At acquisition date as reported at September 30, 2014
Inventories and supplies	$1,089	$—	$1,089
Prepaid and other current assets	1,291	(273)	1,018
Property, plant and equipment	40,563	—	40,563
Permits and other intangibles	17,100	—	17,100
Deferred tax assets, less current portion	2,368	(2,368)	—
Other assets	3,607	(239)	3,368
Current liabilities	(6,198)	(552)	(6,750)
Closure and post-closure liabilities	(659)	—	(659)
Remedial liabilities, less current portion	(2,103)	463	(1,640)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(1,139)	(920)	(2,059)
Total identifiable net assets	55,919	(3,889)	52,030
Goodwill	—	4,288	4,288
Total	$55,919	$399	$56,318
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
(4) MARKETABLE SECURITIES
The Company classifies its marketable securities as available-for-sale and accordingly carries such securities at fair value based upon readily available quoted market prices of the securities. Unrealized gains and losses are reported, net of tax, as a component of other comprehensive income. On September 30, 2014, the Company did not hold any marketable securities. On December 31, 2013, marketable securities held by the Company were recorded at $12.4 million. Those marketable securities were classified as Level 1 in the fair value hierarchy.
During the nine months ended September 30, 2014, the Company sold marketable securities and recognized a gain of $3.4 million recorded as other income in the consolidated statement of (loss) income. There were no realized gains or losses from the sale of marketable securities during the three and nine months ended September 30, 2013.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Oil and oil products	$67,005	$59,639
Supplies and drums	68,765	64,471
Solvent and solutions	9,282	10,100
Other	25,882	17,886
Total inventories and supplies	$170,934	$152,096
As of September 30, 2014 and December 31, 2013, other inventory primarily consisted of parts washer components and lodging inventory.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$99,006	$99,794
Asset retirement costs (non-landfill)	10,899	10,938
Landfill assets	109,114	100,983
Buildings and improvements	330,405	327,956
Camp equipment	178,221	187,831
Vehicles	466,726	425,296
Equipment	1,282,855	1,201,296
Furniture and fixtures	5,574	5,260
Construction in progress	62,548	58,010
	2,545,348	2,417,364
Less - accumulated depreciation and amortization	965,647	815,194
Total property, plant and equipment, net	$1,579,701	$1,602,170
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

2014
Balance at January 1, 2014	$570,960
Acquired from acquisitions	5,018
Increase from adjustments during the measurement period related to Evergreen	4,288
Goodwill impairment charge	(123,414)
Foreign currency translation	(7,275)
Balance at September 30, 2014	$449,577
At September 30, 2014 the total accumulated goodwill impairment charge was $123.4 million, all within the Oil Re-refining and Recycling segment.

The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company conducted the annual impairment test of goodwill for all reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair value of each of the reporting units exceeded that reporting unit's respective carrying value.

During the first and second quarters of 2014, the Company considered both external and business specific circumstances impacting the Oil Re-refining and Recycling reporting unit and concluded that an interim goodwill impairment test was not necessary. However, as of September 30, 2014 and principally resulting from current decreases in the market prices of oil products sold by the reporting unit which negatively impact anticipated revenue and earnings levels, the Company concluded that an interim goodwill impairment test was required.

In performing Step I of the goodwill impairment test, the estimated fair value of the Oil Re-refining and Recycling reporting unit was determined using an income approach and was compared to the reporting unit's estimated carrying value as of September 30, 2014. Based on the results of that valuation, the carrying amount of the reporting unit, including $174.3 million of goodwill, exceeded the estimated fair value and as a result the Company performed Step II of the goodwill impairment test to determine the amount of goodwill impairment charge to be recorded.

Step II of the goodwill impairment test requires the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value requires significant judgment. Based on the results of the goodwill impairment test, the Company recognized a goodwill impairment charge of $123.4 million.

The factors contributing to the $123.4 million goodwill impairment charge principally relate to current decreases in the market prices of base and blended oil products. These factors caused us, relative to the 2013 impairment test, to lower assumptions for future revenues and profits of the business and adversely affected the estimated fair value of the reporting unit as of September 30, 2014.

The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $34.9 million at September 30, 2014, was affected in the nine months ended September 30, 2014 by pricing pressures and lower levels of overall activity in the markets and regions that the business serves.

During the interim periods of fiscal year 2014 and with respect to the Oil and Gas Field Services reporting unit, the Company has considered whether (i) the lower than anticipated results (ii) general economic and industry conditions, and (iii) reporting unit specific factors would more likely than not reduce the estimated fair values of its reporting units below their carrying values. The Company did not perform an interim test for impairment of goodwill related to the Oil and Gas Field Services reporting unit as it does not believe the factors impacting the performance of this reporting unit, through September 30, 2014, would more likely than not reduce the fair value below its carrying value.

Significant judgments and unobservable inputs categorized as level III in the fair value hierarchy are inherent in the annual impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The Company believes that the assumptions used in its annual and interim date impairment tests are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge.

The performance of the Company's reporting units will continue to be monitored. If the Company's reporting units do not achieve the financial performance that the Company expects, it is possible that an additional goodwill impairment charge may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.

As a result of the goodwill impairment charge recorded by the Oil Re-refining and Recycling reporting unit during the third quarter, the Company also considered whether the reporting units' carrying values of finite-lived intangible and other long lived assets may not be entirely recoverable or whether the carrying value of certain indefinite lived intangibles were impaired. As a result of these analyses it was concluded that no impairment of intangible or other long lived assets exist.

Below is a summary of amortizable other intangible assets (in thousands):

	September 30, 2014				December 31, 2013
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$157,408	$54,110	$103,298	20.1	$157,327	$50,858	$106,469	19.6
Customer and supplier relationships	373,478	72,201	301,277	11.2	377,899	52,814	325,085	12.1
Other intangible assets	31,714	18,417	13,297	3.0	29,299	15,518	13,781	3.3
Total amortizable permits and other intangible assets	562,600	144,728	417,872	11.4	564,525	119,190	445,335	12.2
Trademarks and trade names	124,002	—	124,002	Indefinite	124,638	—	124,638	Indefinite
Total permits and other intangible assets	$686,602	$144,728	$541,874		$689,163	$119,190	$569,973
Amortization expense for the three and nine months ended September 30, 2014 was $9.1 million and $27.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2013 was $8.8 million and $25.9 million, respectively.
Below is the expected future amortization of the net carrying amount of finite-lived intangible assets at September 30, 2014 (in thousands):

Years Ending December 31,	Expected Amortization
2014 (three months)	$8,979
2015	35,687
2016	34,901
2017	32,923
2018	30,097
Thereafter	275,285
$417,872
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Insurance	$65,558	$57,993
Interest	17,809	20,731
Accrued compensation and benefits	59,604	60,902
Income, real estate, sales and other taxes	67,000	38,938
Other	50,152	58,265
Total accrued expenses	$260,123	$236,829

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the nine months ended September 30, 2014 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2014	$27,604	$19,481	$47,085
New asset retirement obligations	2,676	—	2,676
Accretion	1,912	1,399	3,311
Changes in estimates recorded to statement of income	(722)	142	(580)
Changes in estimates recorded to balance sheet	(103)	—	(103)
Expenditures	(1,568)	(476)	(2,044)
Currency translation and other	(137)	(82)	(219)
Balance at September 30, 2014	$29,662	$20,464	$50,126
All of the landfill facilities included in the above were active as of September 30, 2014. New asset retirement obligations incurred during the first nine months of 2014 were discounted at the credit-adjusted risk-free rate of 6.54%. There were no significant charges (benefits) in 2014 resulting from changes in estimates for closure and post-closure liabilities.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the nine months ended September 30, 2014 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2014	$5,624	$74,262	$92,612	$172,498
Adjustments during the measurement period related to Evergreen	—	—	(536)	(536)
Accretion	200	2,280	2,184	4,664
Changes in estimates recorded to statement of income	(126)	(2,385)	100	(2,411)
Expenditures	(82)	(4,338)	(5,666)	(10,086)
Currency translation and other	(146)	(63)	(1,045)	(1,254)
Balance at September 30, 2014	$5,470	$69,756	$87,649	$162,875
In the nine months ended September 30, 2014, the reduction in changes in estimates recorded to the statement of (loss) income was $2.4 million and primarily related to estimated cost adjustments for remediation across various sites.
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2014	December 31, 2013
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	595,000	600,000
Long-term obligations	$1,395,000	$1,400,000

On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 ("2020 Notes") with semi-annually fixed interest payments on February 1 and August 1 of each year, which commenced on February 1, 2013. At September 30, 2014 and December 31, 2013, the fair value of the Company's 2020 Notes was $794.9 million and $804.2 million, respectively, based on quoted market prices for the instrument and accrued interest. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") with semi-annually fixed interest payments on June 1 and December 1 of each year, which commenced on June 1, 2013. At September 30, 2014 and December 31, 2013, the fair value of the Company's 2021

Notes was $586.2 million and $601.6 million, respectively, based on quoted market prices for the instrument and accrued interest. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of September 30, 2014 and December 31, 2013 had no outstanding loan balances. At September 30, 2014, $262.1 million was available to borrow and outstanding letters of credit were $110.4 million. At December 31, 2013, $259.7 million was available to borrow and outstanding letters of credit were $140.3 million.
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

(12) INCOME TAXES
As a result of the goodwill impairment charge recorded in the third quarter, the Company recorded an income tax benefit of $2.7 million. Absent the impact of the impairment charge on pre-tax income from operations the Company’s effective tax rate for the three and nine months ended September 30, 2014 was 55.6% and 47.3% compared to 34.7% and 34.5% for the same period in 2013. The increase in the effective rates for the three and nine months ended September 30, 2014 is due to a greater sales mix in the U.S. versus Canada and the recording of a reduction to a deferred tax asset.
As of September 30, 2014 and December 31, 2013, the Company had recorded $1.3 million of liabilities for unrecognized tax benefits and $0.2 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.1 million within the next 12 months.
(13) (LOSS) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(93,337)	$35,361	$(55,705)	$68,765

Denominator:
Basic shares outstanding	60,369	60,610	60,585	60,542
Dilutive effect of equity-based compensation awards	—	150	—	150
Dilutive shares outstanding	60,369	60,760	60,585	60,692

Basic (loss) earnings per share:	$(1.55)	$0.58	$(0.92)	$1.14

Diluted (loss) earnings per share:	$(1.55)	$0.58	$(0.92)	$1.13
As a result of the net loss reported in the three and nine months ended September 30, 2014, all outstanding restricted stock awards and performance awards totaling 624,145 were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2013, the EPS calculations above included the dilutive effects of all then outstanding restricted stock awards and performance awards except for 173,000 of outstanding performance stock awards for which the performance criteria were not attained at that time.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the nine months ended September 30, 2014 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2014	$(20,164)	$1,904	$(1,296)	$(19,556)
Other comprehensive (loss) income before reclassifications	(52,582)	1,060	—	(51,522)
Amounts reclassified out of accumulated other comprehensive loss	—	(3,388)	—	(3,388)
Tax effects	—	349	—	349
Other comprehensive loss	$(52,582)	$(1,979)	$—	$(54,561)
Balance at September 30, 2014	$(72,746)	$(75)	$(1,296)	$(74,117)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during the nine months ended September 30, 2014, were as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
Comprehensive Loss Components	September 30, 2014	September 30, 2014	Location
Unrealized gains on available-for-sale investments	$27	$3,388	Other income (expense)

There were no reclassifications out of accumulated other comprehensive loss into the consolidated statement of income during the three and nine months ended September 30, 2013.

(15) STOCK-BASED COMPENSATION
Stock Awards
The following table summarizes the total number and type of awards granted during the three and nine months ended September 30, 2014, as well as the related weighted-average grant-date fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards	5,000	$59.01	112,630	$61.43
Performance stock awards	—	$—	130,107	$62.20
Total awards	5,000		242,737
Restricted stock awards issued during the three and nine months ended September 30, 2014 carry terms which are consistent with historical grants. For the performance stock awards granted during the nine months ended September 30, 2014, the Compensation Committee of the Company's Board of Directors established two-year performance targets which could potentially be achieved in either 2014 or 2015.
Common Stock Repurchases
On February 25, 2014, the Company's Board of Directors authorized the repurchase of up to $150 million of the Company's common stock. As of September 30, 2014, we had repurchased and retired a total of approximately 923,000 shares of our common stock for approximately $53.8 million under this program. As of September 30, 2014, an additional $96.2 million remains available for repurchase of shares under the current authorized program.

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
At September 30, 2014 and December 31, 2013, the Company had recorded reserves of $42.1 million and $41.7 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2014 and December 31, 2013, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $3.2 million and $3.5 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2014, the $42.1 million of reserves consisted of (i) $32.5 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $9.6 million primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of September 30, 2014, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2014, were as follows:
Ville Mercier.    In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (cdn) in general damages and $10.0 million (cdn) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are currently attempting to negotiate a resolution and hearings on the motions have been delayed. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures.
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At September 30, 2014 and December 31, 2013, the Company had accrued $13.1 million and $13.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings.
Refinery Incident. In September 2014, a customer filed suit in Texas against the Company and two other contractors and their respective insurers seeking to be named as an additional insured on the Company’s and the other contractors’ liability policies for an April 2013 industrial fire that occurred at the customer’s refining facility in Texas.  The Company is not a defendant in plaintiffs’ suits arising from the fire. While the Company was not performing services at the time of the fire, it had provided services previously at the work site.  The Company is denying liability in the matter, and is defending the insurance action brought by the customer.  Any potential liability is not currently estimable, and the Company believes it has adequate insurance coverage.  The Company continues to work with all interested parties to resolve the matter.

Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2014 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 58 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2014, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2014. From December 31, 2013 to September 30, 2014, 14 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. In 2012, similar lawsuits were filed by the same law firm in California and Missouri. It is Safety-Kleen's position that it had the right to assess fuel surcharges, that the customers were contractually obligated or otherwise consented to the charges, and that the surcharges were voluntarily paid by the customers when presented with an invoice. A class has not been certified in any of these cases, and the parties are attempting to resolve the matter through negotiations.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 126 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 126 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 124 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 124 third party sites, 29 are now settled, 20 are currently requiring expenditures on remediation and 75 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 13 of the 124 third party sites.
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
Third Party Sites.    Of the 124 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 124 third party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2014 and December 31, 2013, there were five proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
The following table reconciles third party revenues to direct revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$272,478	$39,296	$1,628	$313,402	$766,057	$116,812	$2,805	$885,674
Industrial and Field Services	163,582	(9,234)	29	154,377	510,696	(32,039)	220	478,877
Oil Re-refining and Recycling	140,345	(52,606)	—	87,739	413,282	(155,583)	(5)	257,694
SK Environmental Services	170,980	21,212	—	192,192	503,692	64,476	(58)	568,110
Lodging Services	36,582	697	26	37,305	136,148	1,991	52	138,191
Oil and Gas Field Services	67,370	635	4	68,009	226,319	4,343	(6)	230,656
Corporate Items	128	—	(1,687)	(1,559)	418	—	(3,008)	(2,590)
Total	$851,465	$—	$—	$851,465	$2,556,612	$—	$—	$2,556,612

	For the Three Months Ended September 30, 2013				For the Nine Months Ended September 30, 2013
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$269,465	$35,406	$964	$305,835	$759,666	$85,614	$3,155	$848,435
Industrial and Field Services	174,829	(8,109)	(72)	166,648	543,675	(34,549)	(178)	508,948
Oil Re-refining and Recycling	131,934	(45,566)	—	86,368	395,026	(143,853)	—	251,173
SK Environmental Services	170,166	17,164	—	187,330	496,491	84,241	84	580,816
Lodging Services	55,571	812	145	56,528	155,586	2,621	362	158,569
Oil and Gas Field Services	104,981	293	(114)	105,160	288,588	5,926	(314)	294,200
Corporate Items	589	—	(923)	(334)	(8,806)	—	(3,109)	(11,915)
Total	$907,535	$—	$—	$907,535	$2,630,226	$—	$—	$2,630,226
Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net (loss) income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, other non-cash charges not deemed representative of fundamental segment results and excludes other (income) expense. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

The following table presents Adjusted EBITDA information used by management for each reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results, and other (income) expense to its segments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Technical Services	$86,928	$78,849	$233,402	$208,284
Industrial and Field Services	20,303	26,709	67,391	75,281
Oil Re-refining and Recycling	21,473	18,652	49,252	46,750
SK Environmental Services	30,853	23,192	84,985	84,274
Lodging Services	15,972	21,710	49,196	63,270
Oil and Gas Field Services	9,545	20,530	27,688	52,458
Corporate Items	(31,717)	(43,690)	(120,772)	(149,547)
Total	$153,357	$145,952	$391,142	$380,770
Reconciliation to Consolidated Statements of (Loss) Income:
Pre-tax, non-cash acquisition accounting inventory adjustment	—	—	—	13,559
Accretion of environmental liabilities	2,642	2,914	7,975	8,628
Depreciation and amortization	70,049	69,430	205,480	196,904
Goodwill impairment charge	123,414	—	123,414	—
(Loss) income from operations	(42,748)	73,608	54,273	161,679
Other (income) expense	(613)	150	(4,136)	(2,030)
Interest expense, net of interest income	19,494	19,326	58,430	58,784
(Loss) income before provision for income taxes	$(61,629)	$54,132	$(21)	$104,925
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2014
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$412,008	$252,159	$204,468	$242,193	$143,493	$223,822	$101,558	$1,579,701
Goodwill	50,336	108,514	51,152	170,986	33,717	34,872	—	449,577
Permits and other intangible, net	76,594	18,868	153,801	256,171	11,738	24,702	—	541,874
Total assets	$758,294	$409,807	$545,213	$740,109	$223,565	$377,607	$706,622	$3,761,217

	December 31, 2013
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$400,544	$251,826	$211,458	$239,650	$166,252	$224,585	$107,855	$1,602,170
Goodwill	45,599	109,873	171,161	172,309	35,512	36,506	—	570,960
Permits and other intangible, net	80,302	21,147	160,807	265,106	14,730	27,881	—	569,973
Total assets	$699,675	$410,233	$642,901	$774,756	$239,056	$381,057	$806,000	$3,953,678

The following table presents total assets by geographical area (in thousands):

	September 30, 2014	December 31, 2013
United States	$2,580,598	$2,684,686
Canada	1,177,819	1,266,505
Other foreign	2,800	2,487
Total	$3,761,217	$3,953,678
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
Following is the condensed consolidating balance sheet at September 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$164,527	$92,488	$—	$258,021
Intercompany receivables	233,872	2,410	189,823	(426,105)	—
Accounts receivable, net	—	411,440	164,135	—	575,575
Other current assets	24,058	211,238	85,045	—	320,341
Property, plant and equipment, net	—	968,839	610,862	—	1,579,701
Investments in subsidiaries	2,607,342	815,030	—	(3,422,372)	—
Intercompany debt receivable	—	362,470	3,701	(366,171)	—
Goodwill	—	319,539	130,038	—	449,577
Permits and other intangibles, net	—	441,680	100,194	—	541,874
Other long-term assets	24,576	3,687	7,865	—	36,128
Total assets	$2,890,854	$3,700,860	$1,384,151	$(4,214,648)	$3,761,217
Liabilities and Stockholders’ Equity:
Current liabilities	$79,117	$410,015	$119,738	$—	$608,870
Intercompany payables	—	423,646	2,459	(426,105)	—
Closure, post-closure and remedial liabilities, net	—	150,339	29,920	—	180,259
Long-term obligations	1,395,000	—	—	—	1,395,000
Capital lease obligations, net	—	104	629	—	733
Intercompany debt payable	3,701	—	362,470	(366,171)	—
Other long-term liabilities	92,485	109,414	53,905	—	255,804
Total liabilities	1,570,303	1,093,518	569,121	(792,276)	2,440,666
Stockholders’ equity	1,320,551	2,607,342	815,030	(3,422,372)	1,320,551
Total liabilities and stockholders’ equity	$2,890,854	$3,700,860	$1,384,151	$(4,214,648)	$3,761,217

Following is the condensed consolidating balance sheet at December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$235,445	$73,622	$—	$310,073
Intercompany receivables	269,580	2,448	230,224	(502,252)	—
Accounts receivables	—	387,006	192,388	—	579,394
Other current assets	24,087	182,881	74,744	—	281,712
Property, plant and equipment, net	—	945,280	656,890	—	1,602,170
Investments in subsidiaries	2,683,158	967,186	144,953	(3,795,297)	—
Intercompany debt receivable	—	493,402	3,701	(497,103)	—
Goodwill	—	415,541	155,419	—	570,960
Permits and other intangibles, net	—	458,917	111,056	—	569,973
Other long-term assets	23,770	7,018	8,608	—	39,396
Total assets	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678
Liabilities and Stockholders’ Equity:
Current liabilities	$33,626	$466,454	$139,465	$—	$639,545
Intercompany payables	—	499,749	2,503	(502,252)	—
Closure, post-closure and remedial liabilities, net	—	158,298	31,814	—	190,112
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	191	1,244	—	1,435
Intercompany debt payable	3,701	—	493,402	(497,103)	—
Other long-term liabilities	88,635	103,125	55,187	—	246,947
Total liabilities	1,525,962	1,227,817	723,615	(999,355)	2,478,039
Stockholders’ equity	1,475,639	2,867,307	927,990	(3,795,297)	1,475,639
Total liabilities and stockholders’ equity	$3,001,601	$4,095,124	$1,651,605	$(4,794,652)	$3,953,678

Following is the consolidating statement of (loss) income for the three months ended September 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$420,809	$243,123	$(6,711)	$657,221
Product revenues	—	170,762	25,465	(1,983)	194,244
Total revenues	—	591,571	268,588	(8,694)	851,465
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	265,980	180,992	(6,711)	440,261
Product cost of revenues	—	152,546	7,583	(1,983)	158,146
Total cost of revenues	—	418,526	188,575	(8,694)	598,407
Selling, general and administrative expenses	26	71,060	28,615	—	99,701
Accretion of environmental liabilities	—	2,258	384	—	2,642
Depreciation and amortization	—	44,213	25,836	—	70,049
Goodwill impairment charge	—	105,466	17,948	—	123,414
(Loss) income from operations	(26)	(49,952)	7,230	—	(42,748)
Other income (loss)	—	1,930	(1,317)	—	613
Interest (expense) income	(19,622)	77	51	—	(19,494)
Equity in earnings of subsidiaries, net of taxes	(105,802)	(1,038)	—	106,840	—
Intercompany interest income (expense)	—	7,470	(7,470)	—	—
(Loss) income before provision for income taxes	(125,450)	(41,513)	(1,506)	106,840	(61,629)
(Benefit) provision for income taxes	(32,113)	59,711	4,110	—	31,708
Net (loss) income	(93,337)	(101,224)	(5,616)	106,840	(93,337)
Other comprehensive (loss) income	(49,092)	(49,092)	32,335	16,757	(49,092)
Comprehensive (loss) income	$(142,429)	$(150,316)	$26,719	$123,597	$(142,429)

Following is the consolidating statement of income (loss) for the three months ended September 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$445,165	$256,812	$56	$702,033
Product revenues	—	169,743	35,815	(56)	205,502
Total revenues	—	614,908	292,627	—	907,535
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	300,859	177,519	56	478,434
Product cost of revenues	—	139,683	29,058	(56)	168,685
Total cost of revenues	—	440,542	206,577	—	647,119
Selling, general and administrative expenses	29	81,496	32,939	—	114,464
Accretion of environmental liabilities	—	2,478	436	—	2,914
Depreciation and amortization	—	45,533	23,897	—	69,430
(Loss) income from operations	(29)	44,859	28,778	—	73,608
Other income (expense)	—	(111)	(39)	—	(150)
Interest (expense) income	(19,844)	137	381	—	(19,326)
Equity in earnings of subsidiaries, net of taxes	58,919	21,064	—	(79,983)	—
Intercompany dividend income	—	—	3,063	(3,063)	—
Intercompany interest income (expense)	—	10,107	(10,107)	—	—
Income before provision for income taxes	39,046	76,056	22,076	(83,046)	54,132
Provision for income taxes	3,685	8,218	6,868	—	18,771
Net income	35,361	67,838	15,208	(83,046)	35,361
Other comprehensive income (loss)	21,805	21,805	(10,072)	(11,733)	21,805
Comprehensive income (loss)	$57,166	$89,643	$5,136	$(94,779)	$57,166

Following is the consolidating statement of (loss) income for the nine months ended September 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,322,825	$654,168	$(14,922)	$1,962,071
Product revenues	—	475,429	123,634	(4,522)	594,541
Total revenues	—	1,798,254	777,802	(19,444)	2,556,612
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	871,509	476,856	(14,922)	1,333,443
Product cost of revenues	—	403,007	99,148	(4,522)	497,633
Total cost of revenues	—	1,274,516	576,004	(19,444)	1,831,076
Selling, general and administrative expenses	82	241,126	93,186	—	334,394
Accretion of environmental liabilities	—	6,825	1,150	—	7,975
Depreciation and amortization	—	128,234	77,246	—	205,480
Goodwill impairment charge	—	105,466	17,948	—	123,414
(Loss) income from operations	(82)	42,087	12,268	—	54,273
Other income	—	2,716	1,420	—	4,136
Interest (expense) income	(58,968)	523	15	—	(58,430)
Equity in earnings of subsidiaries, net of taxes	(21,257)	10,817	—	10,440	—
Intercompany dividend income	—	—	6,238	(6,238)	—
Intercompany interest income (expense)	—	26,351	(26,351)	—	—
(Loss) income before provision for income taxes	(80,307)	82,494	(6,410)	4,202	(21)
(Benefit) provision for income taxes	(24,602)	77,402	2,884		55,684
Net (loss) income	(55,705)	5,092	(9,294)	4,202	(55,705)
Other comprehensive (loss) income	(54,561)	(54,561)	9,090	45,471	(54,561)
Comprehensive (loss) income	$(110,266)	$(49,469)	$(204)	$49,673	$(110,266)

Following is the consolidating statement of income (loss) for the nine months ended September 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,295,525	$755,856	$(2,854)	$2,048,527
Product revenues	—	463,301	119,267	(869)	581,699
Total revenues	—	1,758,826	875,123	(3,723)	2,630,226
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	873,945	531,318	(2,854)	1,402,409
Product cost of revenues	—	395,891	100,038	(869)	495,060
Total cost of revenues	—	1,269,836	631,356	(3,723)	1,897,469
Selling, general and administrative expenses	84	266,941	98,521	—	365,546
Accretion of environmental liabilities	—	7,315	1,313	—	8,628
Depreciation and amortization	—	127,042	69,862	—	196,904
(Loss) income from operations	(84)	87,692	74,071	—	161,679
Other income (expense)	—	2,858	(828)	—	2,030
Interest (expense) income	(59,408)	137	487	—	(58,784)
Equity in earnings of subsidiaries, net of taxes	134,246	57,040	—	(191,286)	—
Intercompany dividend income	—	—	10,031	(10,031)	—
Intercompany interest income (expense)	—	30,414	(30,414)	—	—
Income before provision for income taxes	74,754	178,141	53,347	(201,317)	104,925
Provision for income taxes	5,989	14,753	15,418	—	36,160
Net income	68,765	163,388	37,929	(201,317)	68,765
Other comprehensive (loss) income	(37,562)	(37,562)	20,385	17,177	(37,562)
Comprehensive income (loss)	$31,203	$125,826	$58,314	$(184,140)	$31,203

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$50,804	$42,595	$102,640	$196,039
Cash flows from investing activities:
Additions to property, plant and equipment	—	(133,335)	(65,542)	(198,877)
Proceeds from sales of fixed assets	—	3,635	2,278	5,913
Acquisitions, net of cash acquired	—	(6,150)	—	(6,150)
Costs to obtain or renew permits	—	(589)	(4,854)	(5,443)
Proceeds from sales of marketable securities	—	—	12,947	12,947
Other	—	—	914	914
Net cash used in investing activities	—	(136,439)	(54,257)	(190,696)

Cash flows from financing activities:
Change in uncashed checks	—	635	(1,226)	(591)
Proceeds from employee stock purchase plan	4,364	—	—	4,364
Remittance of shares, net	(2,668)	—	—	(2,668)
Repurchases of common stock	(48,329)	—	—	(48,329)
Excess tax benefit of stock-based compensation	829	—	—	829
Payments on capital leases	—	(130)	(1,552)	(1,682)
Repayment of long-term obligations	(5,000)	—	—	(5,000)
Dividends (paid) / received	—	(7,412)	7,412	—
Interest received / (payments)	—	29,833	(29,833)	—
Net cash from financing activities	(50,804)	22,926	(25,199)	(53,077)
Effect of exchange rate change on cash	—	—	(4,318)	(4,318)
(Decrease) increase in cash and cash equivalents	—	(70,918)	18,866	(52,052)
Cash and cash equivalents, beginning of period	1,006	235,445	73,622	310,073
Cash and cash equivalents, end of period	$1,006	$164,527	$92,488	$258,021

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Total
Net cash from operating activities	$(38,228)	$176,844	$141,498	$280,114
Cash flows from investing activities:
Additions to property, plant and equipment	—	(101,813)	(105,828)	(207,641)
Proceeds from sale of fixed assets	—	819	2,881	3,700
Acquisitions, net of cash acquired	—	(59,458)	—	(59,458)
Costs to obtain or renew permits	—	(221)	(4,136)	(4,357)
Other	—	—	(11)	(11)
Net cash used in investing activities	—	(160,673)	(107,094)	(267,767)

Cash flows from financing activities:
Change in uncashed checks	—	9,427	327	9,754
Proceeds from exercise of stock options	399	—	—	399
Proceeds from employee stock purchase plan	5,327	—	—	5,327
Remittance of shares, net	(599)	—	—	(599)
Excess tax benefit of stock-based compensation	1,589	—	—	1,589
Deferred financing costs paid	(2,446)	—	—	(2,446)
Payments of capital leases	—	(178)	(3,918)	(4,096)
Issuance costs related to 2012 issuance of common stock	(250)	—	—	(250)
Dividends (paid) / received	—	(10,284)	10,284	—
Interest received / (payments)	—	32,107	(32,107)	—
Net cash from financing activities	4,020	31,072	(25,414)	9,678
Effect of exchange rate change on cash	—	—	(3,226)	(3,226)
(Decrease) increase in cash and cash equivalents	(34,208)	47,243	5,764	18,799
Cash and cash equivalents, beginning of period	35,214	140,683	53,939	229,836
Cash and cash equivalents, end of period	$1,006	$187,926	$59,703	$248,635

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
Highlights

Total revenues in the three and nine months ended September 30, 2014 were $851.5 million and $2.56 billion, respectively, compared with $907.5 million and $2.63 billion in the three and nine months ended September 30, 2013, respectively. These decreases in total revenues were primarily due to decreases in the Oil and Gas Field Services, Lodging Services and Industrial and Field Services Segments. In addition, the effects of foreign currency translation reduced revenue by approximately 2% in the three and nine months ended September 30, 2014 from the comparable periods in 2013, partially offset by incremental revenues generated from the operations acquired as part of the September 2013 acquisition of Evergreen Oil, Inc. ("Evergreen"). Changes in segment revenues are more fully described in our Segment Performance section below under the heading "Direct Revenues." We reported a loss from operations for the three months ended September 30, 2014 of $42.7 million and income from operations of $54.3 million in the nine months ended September 30, 2014, compared with income from operations of $73.6 million and $161.7 million in the three and nine months ended September 30, 2013, respectively. Decreases in (loss) income from operations were primarily due to a $123.4 million goodwill impairment charge recorded on our Oil Re-refining and Recycling reporting unit. Adjusted EBITDA for the three months ended September 30, 2014 increased 5.1% to $153.4 million from $146.0 million in the three months ended September 30, 2013 and increased 2.7% to $391.1 million in the nine months ended September 30, 2014 from $380.8 million in the nine months ended September 30, 2013. Additional information, including a reconciliation of Adjusted EBITDA to Net (loss) Income, appears below under the heading "Adjusted EBITDA."
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
On May 30, 2014, the Company acquired certain assets of a privately owned U.S. company which provides carbon treatment systems and rental remediation equipment. The purchase price for the acquisition was $6.2 million and is subject to customary post-closing purchase price adjustments based upon finalized working capital amounts. The acquired company has been integrated into the Technical Services segment.
Environmental Liabilities

(in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change
Closure and post-closure liabilities	$50,126	$47,085	$3,041	6.5%
Remedial liabilities	162,875	172,498	(9,623)	(5.6)
Total environmental liabilities	$213,001	$219,583	$(6,582)	(3.0)%
Total environmental liabilities as of September 30, 2014 were $213.0 million, a decrease of 3.0%, or $6.6 million, compared to December 31, 2013 primarily due to expenditures and changes in estimates recorded to the statement of income partially offset by accretion.

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
In the nine months ended September 30, 2014, the net reduction in our environmental liabilities from changes in estimates recorded as a benefit within the statement of income was $3.0 million and primarily related to estimated cost adjustments for remediation across various sites.
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
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Nine Months Ended
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Third Party Revenues(1):
Technical Services	$272,478	$269,465	$3,013	1.1%	$766,057	$759,666	$6,391	0.8%
Industrial and Field Services	163,582	174,829	(11,247)	(6.4)	510,696	543,675	(32,979)	(6.1)
Oil Re-refining and Recycling	140,345	131,934	8,411	6.4	413,282	395,026	18,256	4.6
SK Environmental Services	170,980	170,166	814	0.5	503,692	496,491	7,201	1.5
Lodging Services	36,582	55,571	(18,989)	(34.2)	136,148	155,586	(19,438)	(12.5)
Oil and Gas Field Services	67,370	104,981	(37,611)	(35.8)	226,319	288,588	(62,269)	(21.6)
Corporate Items(2)	128	589	(461)	(78.3)	418	(8,806)	9,224	104.7
Total	$851,465	$907,535	$(56,070)	(6.2)%	$2,556,612	$2,630,226	$(73,614)	(2.8)%
Direct Revenues(1):
Technical Services	$313,402	$305,835	$7,567	2.5%	$885,674	$848,435	$37,239	4.4%
Industrial and Field Services	154,377	166,648	(12,271)	(7.4)	478,877	508,948	(30,071)	(5.9)
Oil Re-refining and Recycling	87,739	86,368	1,371	1.6	257,694	251,173	6,521	2.6
SK Environmental Services	192,192	187,330	4,862	2.6	568,110	580,816	(12,706)	(2.2)
Lodging Services	37,305	56,528	(19,223)	(34.0)	138,191	158,569	(20,378)	(12.9)
Oil and Gas Field Services	68,009	105,160	(37,151)	(35.3)	230,656	294,200	(63,544)	(21.6)
Corporate Items(2)	(1,559)	(334)	(1,225)	(366.8)	(2,590)	(11,915)	9,325	78.3
Total	851,465	907,535	(56,070)	(6.2)	2,556,612	2,630,226	(73,614)	(2.8)
Cost of Revenues(3):
Technical Services	205,287	204,425	862	0.4	586,937	575,190	11,747	2.0
Industrial and Field Services	121,705	126,204	(4,499)	(3.6)	370,872	390,798	(19,926)	(5.1)
Oil Re-refining and Recycling	62,497	63,355	(858)	(1.4)	196,324	189,680	6,644	3.5
SK Environmental Services	134,407	138,705	(4,298)	(3.1)	401,879	415,657	(13,778)	(3.3)
Lodging Services	20,244	33,678	(13,434)	(39.9)	84,807	91,530	(6,723)	(7.3)
Oil and Gas Field Services	53,383	77,772	(24,389)	(31.4)	183,818	220,561	(36,743)	(16.7)
Corporate Items(2)	884	2,980	(2,096)	(70.3)	6,439	14,053	(7,614)	(54.2)
Total	598,407	647,119	(48,712)	(7.5)	1,831,076	1,897,469	(66,393)	(3.5)
Selling, General & Administrative Expenses:
Technical Services	21,187	22,561	(1,374)	(6.1)	65,335	64,961	374	0.6
Industrial and Field Services	12,369	13,735	(1,366)	(9.9)	40,614	42,869	(2,255)	(5.3)
Oil Re-refining and Recycling	3,769	4,361	(592)	(13.6)	12,118	14,743	(2,625)	(17.8)
SK Environmental Services	26,932	25,433	1,499	5.9	81,246	80,885	361	0.4
Lodging Services	1,089	1,140	(51)	(4.5)	4,188	3,769	419	11.1
Oil and Gas Field Services	5,081	6,858	(1,777)	(25.9)	19,150	21,181	(2,031)	(9.6)
Corporate Items	29,274	40,376	(11,102)	(27.5)	111,743	137,138	(25,395)	(18.5)
Total	99,701	114,464	(14,763)	(12.9)	334,394	365,546	(31,152)	(8.5)
Adjusted EBITDA:
Technical Services	86,928	78,849	8,079	10.2	233,402	208,284	25,118	12.1
Industrial and Field Services	20,303	26,709	(6,406)	(24.0)	67,391	75,281	(7,890)	(10.5)
Oil Re-refining and Recycling	21,473	18,652	2,821	15.1	49,252	46,750	2,502	5.4
SK Environmental Services	30,853	23,192	7,661	33.0	84,985	84,274	711	0.8
Lodging Services	15,972	21,710	(5,738)	(26.4)	49,196	63,270	(14,074)	(22.2)
Oil and Gas Field Services	9,545	20,530	(10,985)	(53.5)	27,688	52,458	(24,770)	(47.2)
Corporate Items	(31,717)	(43,690)	11,973	27.4	(120,772)	(149,547)	28,775	19.2
Total	$153,357	$145,952	$7,405	5.1%	$391,142	$380,770	$10,372	2.7%
______________________

1.	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

2.	Corporate Items revenues and costs of revenues for the nine months ended September 30, 2013 includes purchase price measurement period adjustments.

3.	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: foreign currency translation, acquisitions, the general conditions of the oil and gas industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.
Technical Services revenues increased $7.6 million and $37.2 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to increased sales in our treatment, storage and disposal network as a result of higher pricing. Our landfill volumes and incineration utilization remained approximately flat in the nine months ended September 30, 2014 from the comparable period in 2013.
Industrial and Field Services revenues decreased $12.3 million and $30.1 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013. The decrease was primarily due to decreased activity in the oil sands region, cyclicality of scheduled plant turnarounds and the effects of foreign currency translation.
Oil Re-refining and Recycling revenues increased $1.4 million and $6.5 million, in the three and nine months ended September 30, 2014 from the comparable periods in 2013. The increase was primarily due to increased volumes resulting from our acquisition of Evergreen on September 13, 2013, partially offset by lower sales prices for both base and blended oils. In addition, revenues were negatively impacted, as compared to the three and nine months ended September 30, 2013, by the effects of foreign currency translation.
SK Environmental Services revenues increased $4.9 million in the three months ended September 30, 2014 from the comparable period in 2013 primarily due to increased revenues in our branch network partially offset by lower refined fuel oil sales. SK Environmental Services revenues decreased $12.7 million in the nine months ended September 30, 2014 from the comparable period in 2013 primarily due to system integration changes, which occurred in May of 2013 and changed the manner by which waste is tracked across the Company’s disposal network, and lower refined fuel oil sales period over period.
Lodging Services revenues decreased $19.2 million and $20.4 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to lower utilization of our camps and catering facilities as well as decreased camp manufacturing revenue. In addition, revenues were negatively impacted, as compared to the three and nine months ended September 30, 2013, by the effects of foreign currency translation.
Oil and Gas Field Services revenues decreased $37.2 million and $63.5 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013. These decreases were primarily due to lower levels of activity and project delays in exploration, event and project related work which occurred in the third quarter of 2013 and did not reoccur in 2014, overall decreased pricing pressures, and the effects of foreign currency translation.
Corporate Items revenues during the nine months ended September 30, 2013 included the impact of purchase accounting adjustments to deferred revenue balances that did not reoccur in 2014.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our waste treatment services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing initiatives.
Technical Services cost of revenues increased $0.9 million and $11.7 million in the three and nine months ended September 30, 2014 from the comparable period in 2013 primarily due to increases in materials and supplies, outside transportation and utilities as a result of the incremental revenue generated during the periods. Profit margins have improved due to overall mix of waste handled and greater operating efficiencies.
Industrial and Field Services cost of revenues decreased $4.5 million and $19.9 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to decreased revenues in both periods.
Oil Re-refining and Recycling cost of revenues decreased $0.9 million in the three months ended September 30, 2014 from the comparable period in 2013 primarily due to reduced inventory costs partially offset due to the cost of the incremental revenue from our aquisition of Evergreen on September 13, 2013. Oil Re-refining and Recycling cost of revenues increased $6.6 million in the nine months ended September 30, 2014 from the comparable period in 2013 primarily due to the cost of the incremental revenue from our acquisition of Evergreen on September 13, 2013.

SK Environmental Services cost of revenues decreased $4.3 million in the three months ended September 30, 2014 from the comparable period in 2013 primarily due to cost saving initiatives relative to materials and vehicle related expenses. SK Environmental Services cost of revenues decreased $13.8 million in the nine months ended September 30, 2014 from the comparable period in 2013 primarily due to system changes which occurred in May of 2013 and impacted how intercompany disposal charges are recorded between the SK Environmental Services segment and the Technical Services segment and lower refined fuel oil sales period-over-period.
Lodging Services cost of revenues decreased $13.4 million and $6.7 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to decreased revenues in both periods.
Oil and Gas Field Services cost of revenues decreased $24.4 million and $36.7 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to salaries, internal maintenance expense and equipment repairs in connection with overall lower business activity and revenues.
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses decreased $1.4 million and remained approximately flat in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to cost saving initiatives partially offset by an increase in variable compensation.
Industrial and Field Services selling, general and administrative expenses decreased $1.4 million and $2.3 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to cost saving initiatives
Oil Re-refining and Recycling selling, general and administrative expenses decreased $0.6 million and $2.6 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to cost saving initiatives.
SK Environmental Services selling, general and administrative expenses increased $1.5 million and $0.4 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to an increase in variable compensation partially offset by cost saving initiatives.
Lodging Services selling, general and administrative expenses remained approximately flat and decreased $0.4 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to cost saving initiatives.
Oil and Gas Field Services selling, general and administrative expenses decreased $1.8 million and $2.0 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to to cost saving initiatives.
Corporate Items selling, general and administrative expenses decreased $11.1 million and $25.4 million for the three and nine months ended September 30, 2014, as compared to the same periods in 2013 primarily due to cost saving initiatives, lower variable compensation and acquisition related costs that did not reoccur in the nine months ended 2014.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net (loss) income or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies, therefore our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
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
The following is a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(93,337)	$35,361	$(55,705)	$68,765
Accretion of environmental liabilities	2,642	2,914	7,975	8,628
Depreciation and amortization	70,049	69,430	205,480	196,904
Goodwill impairment charge	123,414	—	123,414	—
Other (income) expense	(613)	150	(4,136)	(2,030)
Interest expense, net	19,494	19,326	58,430	58,784
Pre-tax, non-cash acquisition accounting inventory adjustment	—	—	—	13,559
Provision for income taxes	31,708	18,771	55,684	36,160
Adjusted EBITDA	$153,357	$145,952	$391,142	$380,770

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2014 over 2013		September 30,		2014 over 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Depreciation of fixed assets	$56,774	$54,995	$1,779	3.2%	$167,711	$157,900	$9,811	6.2%
Landfill and other amortization	13,275	14,435	(1,160)	(8.0)	37,769	39,004	(1,235)	(3.2)
Total depreciation and amortization	$70,049	$69,430	$619	0.9%	$205,480	$196,904	$8,576	4.4%

Depreciation and amortization increased $0.6 million and $8.6 million, in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to a larger fixed asset base partially offset by lower amortization.
(Loss) income from operations

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2014 over 2013		September 30,		2014 over 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
(Loss) income from operations	$(42,748)	$73,608	$(116,356)	(158.1)%	$54,273	$161,679	$(107,406)	(66.4)%
(Loss) income from operations decreased $116.4 million and $107.4 million in the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to a goodwill impairment charge of $123.4 million on our Oil Re-refining and Recycling reporting unit.
Other Income (Expense)

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2014 over 2013		September 30,		2014 over 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other income (expense)	$613	$(150)	$763	508.7%	$4,136	$2,030	$2,106	103.7%
Other income (expense) increased $0.8 million in the three months ended September 30, 2014 from the comparable period in 2013 primarily due to gains on the sale of fixed assets.
Other income (expense) increased $2.1 million in the nine months ended September 30, 2014 from the comparable period in 2013 primarily due to gains recognized from the sale of available-for-sale securities which occurred in 2014.

Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2014 over 2013		September 30,		2014 over 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Provision for income taxes	$31,708	$18,771	$12,937	68.9%	$55,684	$36,160	$19,524	54.0%
     Income tax expense for the three and nine months ended September 30, 2014 increased $12.9 million and $19.5 million as compared to the comparable periods in 2013. The increase is a result of increased taxable income in 2014 as compared to 2013, a $1.2 million income tax charge to record an audit settlement, and $9.2 million discrete tax charge to reduce a deferred tax.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2014 and December 31, 2013, we had a remaining valuation allowance of $28.6 million and $29.7 million, respectively. The allowance as of September 30, 2014 consisted of $13.4 million of foreign tax credits, $5.9 million of state net operating loss carryforwards, $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2013 consisted of $13.4 million of foreign tax credits, $7.0 million of state net operating loss carryforwards, $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary.
Liquidity and Capital Resources

	For the Nine Months Ended
(in thousands)	2014	2013
Net cash from operating activities	$196,039	$280,114
Net cash used in investing activities	(190,696)	(267,767)
Net cash from financing activities	(53,077)	9,678
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2014 was $196.0 million, a decrease of 30.0%, or $84.1 million, compared with net cash from operating activities for the comparable period in 2013. The change was primarily the result of a net increase in working capital driven by the payment of liabilities existing at the beginning of the period.
Net cash used in investing activities
Net cash used in investing activities for nine months ended September 30, 2014 was $190.7 million, a decrease of 28.8% compared with $267.8 million of cash used in investing activities for the comparable period in 2013. The change was primarily the result of decreases in capital expenditures and proceeds received from the sale of marketable securities offset by cash paid for an acquisition.
Net cash from financing activities
Net cash from financing activities for the nine months ended September 30, 2014 was an outflow of $53.1 million, compared to net inflows of cash from financing activities of $9.7 million for the comparable period in 2013. The change in net cash from financing activities during the nine months ended September 30, 2014 was primarily due to repurchases of common stock made in the first nine months of 2014 and repayment of long term obligations.
Working Capital
We intend to use our existing cash and cash equivalents and cash flows from operations primarily to provide for our working capital needs and to fund capital expenditures and potential future acquisitions. We anticipate that our operating cash flow will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At September 30, 2014, cash and cash equivalents totaled $258.0 million, compared to $310.1 million at December 31, 2013. At September 30, 2014, cash and cash equivalents held by foreign subsidiaries totaled $92.5 million and were readily convertible into other foreign currencies including U.S. dollars. At September 30, 2014, the cash and cash equivalent balances for our U.S. operations were $165.5 million. Our U.S. operations had net operating cash from operations of $93.4 million for the nine months ended September 30, 2014. Additionally, we have available a $400.0 million revolving credit facility of which $262.1 million was available to borrow at September 30, 2014. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Common Stock Repurchase Program
On February 25, 2014, our board of directors authorized the repurchase of up to $150 million of our common stock. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of September 30, 2014, we had repurchased and retired a total of approximately 923,000 shares of our common stock for approximately $53.8 million under this program. As of September 30, 2014, an additional $96.2 million remains available for repurchase of shares under the current authorized program.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $595.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at September 30, 2014, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of September 30, 2014, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Capital Expenditures
We anticipate that 2014 capital spending will be approximately $250 million, which includes our incinerator project in El Dorado. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than described below there were no material changes in the first nine months of 2014 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and / or qualitative factors. At September 30, 2014 and December 31, 2013, we had seven reporting units. The Technical Services, Industrial Services, Field Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services operating segments each constitute a reporting unit.
We conducted our annual impairment test of goodwill for all of our reporting units as of December 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair value of each of the reporting units exceeded that reporting unit's respective carrying value.
During the first and second quarters of 2014 we considered both external and business specific circumstances impacting the Oil Re-refining and Recycling reporting unit and concluded that an interim goodwill impairment test was not necessary. However, as of September 30, 2014 and principally resulting from current decreases in the market prices of oil products sold by the reporting unit which negatively impacts anticipated revenue and earnings levels, we concluded that an interim goodwill impairment test was required.

In performing Step I of the goodwill impairment test, the estimated fair value of the Oil Re-refining and Recycling reporting unit was determined using an income approach and was compared to that reporting unit's estimated carrying value as of September 30, 2014. Based on the results of that valuation, the carrying amount of the reporting unit, including $174.3 million of goodwill, exceeded the estimated fair value and as a result we performed Step II of the goodwill impairment test to determine the amount of goodwill impairment charge to be recorded.

Step II of the goodwill impairment test requires us to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value requires significant judgment. Based on the results of the goodwill impairment test we recognized a goodwill impairment charge of $123.4 million.

The factors contributing to the $123.4 million goodwill impairment charge principally relate to current decreases in the market prices of base and blended oil products. These factors caused us, relative to the 2013 impairment test, to lower assumptions for future revenues and profits of the business and adversely affected the estimated fair value of the reporting unit.

The fair value of the Oil and Gas Field Services reporting unit exceeded its carrying value by more than 10% at December 31, 2013. The financial performance of this reporting unit, which had a goodwill balance of approximately $34.9 million at September 30, 2014, was affected in the nine months ended September 30, 2014 by pricing pressures and lower levels of overall activity in the markets and regions that the business serves.

During the interim periods of fiscal year 2014 and with respect to the Oil and Gas Field Services reporting unit, we considered whether (i) the lower than anticipated results (ii) general economic and industry conditions, and (iii) reporting unit specific factors would more likely than not reduce the estimated fair values of its reporting units below their carrying values. We did not perform an interim test for impairment of goodwill related to the Oil and Gas Field Services reporting unit as we do not believe the factors impacting the performance of this reporting unit, through September 30, 2014, would more likely than not reduce the fair value below its carrying value.

Significant judgments and unobservable inputs categorized as level III in the fair value hierarchy are inherent in the annual impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. We believes that the assumptions used in its annual and interim date impairment tests are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge.

The performance of our reporting units will continue to be monitored. If our reporting units do not achieve the financial performance that we expect, it is possible that an additional goodwill impairment charge may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.

As a result of the goodwill impairment charge recorded by the Oil Re-refining and Recycling reporting unit during the third quarter, we also considered whether the reporting units' carrying values of finite-lived intangible and other long lived assets may not be entirely recoverable or whether the carrying value of certain indefinite lived intangibles were impaired. As a result of these analyses it was concluded that no impairment of intangible or other long lived assets exist.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2014 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the nine months ended September 30, 2014, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2014 through July 31, 2014	25,787	$63.63	25,000	$132,187.255
August 1, 2014 through August 31, 2014	378,136	$59.03	374,600	$110,067,774
September 1, 2014 through September 30, 2014	253,586	$55.46	250,000	$96,207,259
Total	657,509	$57.83	649,600	$96,207,259
______________________

(1)	Includes 7,909 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of (Loss) Income, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	November 10, 2014

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	November 10, 2014