Form 10-K
period 2014-12-31
CLEAN HARBORS INC
filed 2015-03-02
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
On June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $3.5 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 25, 2015, there were outstanding 58,912,124 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2015) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2014

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis on Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2015.
PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc. and its subsidiaries (collectively, "we," "Clean Harbors" or the "Company") is a leading provider of environmental, energy and industrial services throughout North America.
During the second quarter of 2014, we made changes to the manner in which we manage our business, make operating decisions and assess performance. These changes included the reassignment of certain departments among our operating segments in line with management reporting changes as well as the identification of Lodging Services as an additional segment. Under the new structure, our operations are managed in six reportable segments: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services. The amounts presented for all periods in this report have been recast to reflect the impact of such changes.

•
Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at our incineration, landfill, wastewater and other treatment facilities.

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

•
Oil Re-refining and Recycling — processes used oil into high quality base and blended lubricating oils which are then sold to third party customers, and provides recycling of oil in excess of our current re-refining capacity into recycled fuel oil which is then sold to third parties. Processing into base and blended lubricating oils takes place in our three owned and operated re-refineries and recycling of oil into recycled fuel oil takes place in one of our used oil terminals.

•
SK Environmental Services — consists of Safety-Kleen's branches and provides a broad range of environmental services such as parts cleaning, containerized waste services, oil collection, and other complementary products and services, including vacuum services, allied products and other environmental services.

•
Lodging Services — provides lodges and remote workforce accommodation facilities throughout Western Canada. These include both client and open lodges, operator camps, and drill camps. Also included within the segment are manufacturing of modular units and wastewater processing plants, operating services and parts.

•
Oil and Gas Field Services — provides fluid handling, fluid hauling, production servicing, surface rentals, seismic services, and directional boring services to the energy sector serving oil and gas exploration and production, and power generation.

Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal office is located in Norwell, Massachusetts. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15

(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our board committees, and our code of ethics for members of the board of directors, our chief executive officer and our other senior officers are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.
Health and Safety
Health and Safety is our #1 priority—companywide. Employees at all levels of our Company share this philosophy and are committed to ensuring our safety goals are met. Our commitment to health and safety benefits everyone—our employees, our customers, the community, and the environment. In 2014 we continued with our very successful Safety Starts With Me: Live It 3-6-5 program which is a key component in our overall safety program and along with our many other programs has continued to lower our Total Recordable Incident Rate, or "TRIR;" Days Away, Restricted Activity and Transfer Rate, or "DART;" and Experience Modification Rate, or "EMR." For the year ended December 31, 2014, our Company wide TRIR, DART and EMR were 1.57, 1.01 and 0.54, respectively. For the year ended December 31, 2013, our Company wide TRIR, DART and EMR were 1.78, 1.11 and 0.60, respectively.
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
Our facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although our facilities have been cited on occasion for regulatory violations, we believe that each of our facilities is currently in substantial compliance with applicable permit requirements.
Strategy
Our strategy is to develop and maintain ongoing relationships with a diversified group of customers that have recurring needs for environmental, energy or industrial services. We strive to be recognized as the premier supplier of a broad range of value-added services based upon quality, responsiveness, customer service, information technologies, breadth of service offerings and cost effectiveness.
The principal elements of our business strategy are to:

•
Expand Service Offerings and Geographic Coverage—We believe our Technical and Industrial and Field Services segments, as well as our SK Environmental Services branches, have a competitive advantage, particularly in areas where service locations are located at or near a treatment, storage and disposal facility, or "TSDF." By opening additional service locations in close proximity to our TSDFs, we believe that we can, with minimal capital expenditures, increase our market share within the Industrial and Field Services segment. We believe this will drive additional waste to our existing facilities, thereby increasing utilization and enhancing overall profitability.

•
Cross-Sell Across Segments—We believe the breadth of our service offerings allows us to provide additional services to existing customers. In particular, we believe we can provide industrial and field services to customers that traditionally have only used our technical services and technical services to customers that use our industrial services or oil and gas field services. At the same time, we see a variety of cross-selling opportunities between our Technical, Industrial and Field Services offerings and SK Environmental Services’ 200,000 customers. Evidencing this strategy, we have been successfully cross selling the services of Safety-Kleen, Inc. ("Safety-Kleen"), since our acquisition of Safety-Kleen in December 2012, such as parts washers, allied products and recycling services, to legacy Clean Harbors customers.  We believe leveraging our ability to cross-sell across all of our segments will drive additional revenue for our Company.

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

•
Execute Strategic Divestitures—To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.

•
Focus on Cost, Pricing and Productivity Initiatives—We continually seek to increase efficiency and to reduce costs in our business through enhanced technology, process efficiencies and stringent expense management. In 2014, we successfully executed a significant cost reduction program that included headcount reductions, branch consolidations, reduction in third-party rentals, greater internalization of maintenance costs, procurement and supply chain improvements and lowering reliance on outside transportation.

Acquisitions and Divestitures
An element of our business strategy involves expansion through the acquisition of businesses that complement our existing company and create multiple opportunities for profitable growth.
On February 4, 2015, we announced in a joint press release that a definitive agreement has been reached whereby we will acquire Thermo Fluids Inc. for a preliminary purchase price of $85.0 million in cash, subject to customary post-closing adjustments based upon finalized working capital amounts. We expect to complete the acquisition, which is subject to customary closing conditions, including, but not limited to, regulatory approval, in March 2015.
In 2014, we acquired the assets of two privately owned companies for approximately $16.1 million in cash, net of cash acquired. The purchase price is subject to customary post-closing adjustments based upon finalized working capital amounts. The acquired companies have been integrated into the Technical Services and Lodging Services segments.
On September 13, 2013, we acquired all of the outstanding shares of Evergreen Oil, Inc. (“Evergreen”) for approximately $56.3 million in cash, net of cash acquired. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil. Evergreen owns and operates one of the only oil re-refining operations in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables us to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in our consolidated financial statements since acquisition and are primarily included in the Oil Re-refining and Recycling segment.
On January 20, 2015, we announced, as a result of our strategic review, plans to carve out primarily our Oil and Gas Field Services segment into a new standalone public Company.  Due to the synergies related to drilling activity, we may also include our lodging drill camps business from our Lodging Services segment as part of that new Company. Timing could take more than 12 months and completion of the carve-out is subject to certain conditions including, but not limited to, market conditions, determination of the most advantageous structure from a financial and tax standpoint, overall costs to our Company, receipt of regulatory approvals, compliance with our debt covenants, the effectiveness of securities laws filings and final approval by our board of directors. There can be no assurance regarding the ultimate structure and timing of the proposed transaction or whether the transaction will be completed.
For additional information relating to our acquisition activities during fiscal years 2014, 2013 and 2012, see Note 3, "Business Combinations," to our consolidated financial statements included in Item 8 of this report.
Protecting the Environment and Corporate Sustainability
Our core business is to provide industry, government and the public a wide range of environmental, energy and industrial services that protect and restore North America's natural environment.
As North America's premier provider of environmental as well as energy and industrial services, our first goal is to help our customers prevent the release of hazardous wastes into the environment. We also are the leading service provider in the recovery and decontamination of pollutants that have been released to the environment. This includes the safe destruction or disposal of hazardous materials in a manner that ensures these materials are no longer a danger to the environment. When providing these services, we are committed to the recycling, reuse and reclamation of these wastes whenever possible using a variety of methods more fully explained below in the sections describing our general operations. Our Safety-Kleen branded services exemplify our commitment to sustainability and providing environmental solutions to the marketplace. Where possible, liquids such as solvents, chemicals and used oil are recycled to our high-quality standards and made into useful products. Tolling programs provide a closed-loop cycle in which the customer’s spent solvents are recycled to their precise specifications and returned directly to them.
As the largest re-refiner and recycler of used oil in the world, we returned more than 160 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace. In 2014, our re-refining process eliminated over one million metric tons of greenhouse gas ("GHG"), which is the equivalent of growing more than 29 million trees for 10 years in an urban environment, or taking over 200,000 passenger cars off the road for one year.
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
We have the most U.S. Environmental Protection Agency, or "EPA," approved CFC disposal capacity regulated under the Montreal Protocol, and we destroyed approximately 203,000 pounds of CFCs in 2014 at our El Dorado, Arkansas facility. The destruction of this volume of CFCs led to the creation of approximately 625,000 metric tons of avoided carbon dioxide emissions, which is the equivalent of taking over approximately 132,000 passenger cars off the road for one year.
One of our most highly visible public programs for various governmental and community entities involves the removal of thousands of tons of hazardous wastes, from households throughout the United States and Canada, that might otherwise be improperly disposed of or become dangerous to the communities where they are stored.
As we provide these wide-ranging services throughout North America, we are committed to ensuring that our own operations are environmentally responsible. Our sustainability efforts are guided by a formal policy, strategy and plan and we continue to build on our past efforts, such as implementing numerous energy efficiency improvements and various transportation initiatives. Our 1.5 Mw solar array at a closed and capped landfill in New Jersey continues to provide virtually all of the power for the ongoing operation of the onsite ground water decontamination pump and treatment system.
Competitive Strengths

•
Leading Provider of Environmental, Energy and Industrial Services—We are one of the largest providers of environmental, energy and industrial services and the largest operator of non-nuclear hazardous waste treatment facilities in North America. We provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations. Based on latest industry data, we service approximately 65% of North America's commercial hazardous incineration volume and 24% of North America's hazardous landfill volume.

•
Large and Diversified Customer Base—Our customers range from Fortune 500 companies to midsize and small public and private entities that span multiple industries and business types, including governmental entities. This diversification limits our credit exposure to any one customer and potential cyclicality to any one industry. As a percentage of our 2014 revenues, the top 100 customers we serviced totaled 38% and the top ten industries we serviced totaled approximately 74% and included refineries and oil sands (12%), base oil, blenders and packagers(11%), chemical (11%), general manufacturing (10%), oil and gas production (7%), automotive (7%), energy and consulting (5%), terminals and pipelines (4%), utilities (4%) and government (3%).

•
Stable and Recurring Revenue Base—We have long-standing relationships with our customers. Our diversified customer base also provides stable and recurring revenues as a majority of our revenues are derived from previously served customers with recurring needs for our services. In addition, switching costs for many of our customers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their hazardous wastes are shipped in order to reduce their potential liability under United States and Canadian environmental regulations. We have been selected as an approved vendor by large and small generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis.

•
Comprehensive Service Capabilities—Our comprehensive service offerings allow us to act as a full-service provider to our customers. Our full-service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand "one-stop shop" service providers.

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

•
Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 13 executive officers collectively have approximately 240 years of experience in the environmental, energy and industrial services industries. Our chief executive officer founded our Company in 1980, and the average experience of the 12 other members of the executive management team is approximately 17 years.

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
Geographical Information.    For the year ended December 31, 2014, we generated $2,414.6 million or 71.0% of revenues in the United States and Puerto Rico, $982.1 million or 28.9% of revenues in Canada, and less than 1% of revenues in other international locations. For the year ended December 31, 2013, we generated $2,376.2 million or 67.7% of revenues in the United States and Puerto Rico, $1,125.0 million or 32.1% of revenues in Canada, and less than 1% of revenues in other international locations. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 17, "Segment Reporting," to our consolidated financial statements included in Item 8 of this report.

Technical Services
These services involve the collection, transportation, treatment and disposal of hazardous and non-hazardous wastes, and include resource recovery, physical treatment, fuels blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management, and CleanPack® services. Our CleanPack services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous wastes. Our technical services are provided through a network of service centers from which a fleet of trucks are dispatched to pick up customers' wastes either on a predetermined schedule or on-demand, and to deliver the wastes to permitted facilities, which are usually Company-owned. Our service centers also can dispatch chemists to a customer location for the collection of chemical and laboratory waste for disposal.
Collection, Transportation and Logistics Management.    As an integral part of our services, we collect industrial wastes from customers and transport such wastes to and between our facilities for treatment or bulking for shipment to final disposal locations. Customers typically accumulate wastes in containers, such as 55-gallon drums, bulk storage tanks or 20-cubic-yard roll-off containers. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters, including railroads.
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
We operate a network of TSDFs that collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. These facilities hold special permits, such as Part B permits under the Resource Conservation and Recovery Act, or "RCRA," in the United States, which allow them to process waste through various technologies including recycling, incineration, and landfill and wastewater treatment.
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
As of December 31, 2014, we had eight active incinerators operating in five incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual capacity of 58,808 tons and three solids and liquids capable incineration facilities with a combined estimated annual capacity of 327,387 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual capacity of 105,526 tons. We are now constructing a new incinerator at our El Dorado, Arkansas facility with completion projected late 2016. We expect this new incinerator to add approximately 70,000 tons of additional capacity.
Our incineration facilities in Kimball, Nebraska, Deer Park, Texas, El Dorado, Arkansas and Aragonite, Utah, are designed to process liquid organic wastes, sludge, solids, soil and debris. Our Deer Park facility has two kilns and a rotary reactor. Our El Dorado incineration facility specializes in the treatment of bulk and containerized hazardous liquids, solids and sludge through two rotary kilns. Our incineration facilities in Kimball and Deer Park have on-site landfills for the disposal of ash produced as a result of the incineration process.
Our incineration facilities in Lambton, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic wastes. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.
Landfills.    Landfills are primarily used for the disposal of inorganic wastes. In the United States and Canada, we operate nine commercial landfills. Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two of our landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators.
Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2014, the useful economic lives of these landfills include approximately 25.4 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 31.9 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this unpermitted additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 4.6 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.
Wastewater Treatment.    We operate seven wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non-hazardous wastes through the use of physical and chemical treatment methods. These facilities treat a broad range of industrial liquid and semi-liquid wastes containing heavy metals, organics and suspended solids.
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
Oil Re-refining and Recycling
The used oil collected by our SK Environmental Services branch network is processed or re-refined to convert into a variety of products, mostly base lubricating oils, and much smaller quantities of asphalt-like material, glycols and fuels. As the largest re-refiner of used oil in the world, we process the used oil we collect through our three re-refineries located in East Chicago, Indiana, Newark, California and Breslau, Ontario. Our primary goal is to produce and sell high-quality blended oils, which are created by combining our re-refined base oils with performance additives in accordance with our proprietary formulations and American Petroleum Institute licenses. Our “green” proprietary brands, EcoPower and Performance Plus, are sold to on and off-road corporate fleets, government entities, automotive service shops and industrial plants, which are serviced through our extensive U.S. and Canada-wide distributor network. We also sell unbranded blended oils to distributors that resell them under their private label brands. The base oil we do not blend and sell ourselves is sold to independent blenders/packagers that use it to blend their own branded or private label oils. With more than 200 million gallons of used oil processed annually, we were able to return in 2014 more than 160 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace.
SK Environmental Services
Our Safety-Kleen service brand offers an array of environmental services and complementary products to a diverse range of customers including automobile repair shops, car and truck dealers, metal fabricators, machine manufacturers, fleet maintenance shops and other automotive, industrial and retail customers.

As the largest provider of parts cleaning services in North America, our Safety-Kleen operation offers a complete line of specially designed parts washers to customer locations and then delivers recurring service that includes machine cleaning and maintenance and the disposal and replacement of clean solvent or aqueous fluids. We performed more than 900,000 parts washer services in 2014. We also sell allied products including degreasers, glass and floor cleaners, hand cleaners, absorbents, antifreeze, windshield washer fluid, mats and spill kits.
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
We provide total project management services in areas such as chemical packing, on-site waste management, remediation, compliance training and emergency spill response, while leveraging the Clean Harbors network of Technical, Industrial and Field Services centers and capabilities.
Lodging Services
Lodging Services consists of four lines of businesses; Lodge Operations, Mobile Camp Operations, Hospitality Operations, and Manufacturing. Synergy is created amongst all the lines of businesses within Lodging Services itself, as well with other Clean Harbors divisions by providing turnkey remote accommodations and manufacturing support.
Lodge Operations operates fixed lodges, ranging in size from 300 to 600 beds throughout Northern Alberta, including the Fort McMurray area. These include both client and open lodges, with amenities that include superior catering and housekeeping services, fully equipped common areas, fitness rooms and computer rooms, wireless internet and public phones, powered parking stalls, laundry facilities and cleaning supplies, and daily towel service.
Mobile Camp Operations include remote workforce accommodation facilities throughout Western Canada, currently in British Columbia, Saskatchewan and Alberta, with multiple accommodation types. These include both client and open camps, operator camps, and drill camps. Hospitality services are provided internally to the majority of the Lodges and Camps being operated, and include food services prepared by Red Seal Chefs, hospitality services, camp and lodge managers, and housekeeping. Furthermore, Hospitality services are available as a standalone service to clients who have other accommodation arrangements.
Manufacturing is provided through BCT Structures Inc. and Sanitherm Inc. BCT is a premier custom manufacturer of modular buildings specializing in providing workforce housing, office complexes, schools, lavatories, multi story buildings, affordable housing, kitchen facilities and other customized modular solutions for various industries. Sanitherm manufactures and operates water and wastewater treatment equipment and processes.
Oil and Gas Field Services
These services support exploration, drilling and production programs for oil and gas companies.
Seismic and Right-of-Way: On the exploration side, we provide integrated seismic and right-of-way services for efficient resource discovery and site preparation.  These services include: (i) seismic surveying that minimizes costs, environmental impact, and time in field; (ii) mulching/line clearing that expedites additional geophysical activities and minimizes environmental impact; (iii) shot-hole drilling that provides safe and efficient operations in every terrain, including hostile and inaccessible regions; and (iv) borehole directional services that improve the efficient installation of pipeline, fiberoptic, cable, gas, water and sewer lines.
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

Oilfield Transport and Production: These services support oil and gas companies drilling, completions and production programs. On the drilling and completions side, we provide vehicles and services for fluid hauling and disposal for ad hoc and turnkey operations. We also provide services and equipment for drilling site cleanups and support. On the production side, we provide complete turnarounds and tank cleaning services. Our downhole well equipment helps maintain and increase well productivity. Our other services include special chemical hauling, hydro-excavation, pressure/hydro testing equipment that tests pipelines and facilities, wellheads before operations startups, and rental production equipment for oil and gas well production.

Competition
The hazardous waste management industry in which we compete is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from national and regional waste services companies and hundreds of privately-owned firms. Veolia Environmental Services, or "Veolia," Waste Management, Inc., or "WM," and U.S. Ecology are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the environmental services offered by us.
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
For our Oil Re-refining and Recycling and SK Environmental Services segments, competitors vary by locality and by type of service rendered, with competition coming from Heritage Crystal Clean, and Veolia, along with several regional and local firms.
For our Industrial and Field Services segment, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer energy or industrial services. CEDA International Corporation and Newalta in Canada, and Philip Services Corporation, Hydrochem and Veolia in the United States, are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the industrial and field services offered by us. We believe the availability of specialized equipment, skilled technical professional personnel, quality of performance, diversity of services and price are the key competitive factors in this industry.
For our Lodging Services segment, competitors vary by locality and type of services provided. Our primary competitors in our lodging and remote camps business are Civeo, Black Diamond, Horizon North Logistics, Noralta, Royal Camps and William Scotsman, and in our manufacturing business, Atco Structures, Britco Manufacturing, Civeo, Horizon North Logistics and William Scotsman.
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
Employees
As of December 31, 2014, we employed approximately 13,000 active full-time employees, of which 600 in the United States and 900 in Canada were represented by labor unions. We believe that our relationship with our employees is satisfactory. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.
Intellectual Property
We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. As of December 31, 2014, we held a total of 52 U.S. and 20 foreign issued or granted patents (which will expire between 2016 and 2031), 7 U.S. and 15 foreign pending patent applications, 69 U.S. and 152 foreign trademark registrations, and 7 U.S. and 12 foreign trademark applications. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
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
Insurance and Financial Assurance
Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $80.0 million, $77.0 million and $77.0 million, respectively, per year, subject to retentions of $2.0 million per occurrence for auto and commercial general liability and $1.0 million for employers' liability in the United States and $2.0 million in Canada. We also have workers' compensation insurance whose limits are established by state statutes.
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
For sudden and accidental in-transit pollution liability, our auto liability policy provides the primary $5.0 million per occurence of transportation pollution insurance. Our pollution liability policies provide an additional $60.0 million per occurrence and $85.0 million in the aggregate for a total of $65.0 million per occurrence and $90.0 million, respectively. A $2.0 million deductible per occurrence applies to this coverage in the United States and Canada.
Federal and state regulations require liability insurance coverage for all facilities that treat, store or dispose of hazardous waste. RCRA, the Toxic Substances Control Act, and comparable state hazardous waste regulations typically require hazardous waste handling facilities to maintain pollution liability insurance in the amount of $1.0 million per occurrence and $2.0 million in the aggregate for sudden occurrences, and $3.0 million per occurrence and $6.0 million in the aggregate for non-sudden occurrences. Our liability insurance coverage meets or exceeds all federal and state regulations.
Our international operations are insured under locally placed insurance policies that are compulsory to place in a specific country. In addition, we have a global foreign liability policy that will provide excess and difference in condition coverage in international countries.
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
Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2014, our total estimated closure and post-closure costs requiring financial assurance by regulators were $411.9 million for our U.S. facilities and $24.5 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The closure and post-closure obligations of our U.S. facilities will renew in 2015. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2015, as well as letters of credit. In connection with obtaining such insurance and surety bonds, we have provided our insurance companies $75.9 million of letters of credit which we obtained from our lenders under our revolving credit agreement.
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
The Clean Air Act.    The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of toxic air pollutants such as vinyl chloride, or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.
The Clean Water Act.    This legislation prohibits discharge of pollutants into the waters of the United States without governmental authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated "pretreatment" regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly owned treatment works. In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to publicly owned treatment works pursuant to permits issued by the appropriate governmental authority. We are required to obtain discharge permits and conduct sampling and monitoring programs. We believe each of our operating facilities complies in all material respects with the applicable requirements.
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
Health and safety standards under the Occupational Safety and Health Act, or "OSHA," are also applicable to all of our operations.
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
Our facilities are regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of our facilities. Our facilities are also subject to local siting, zoning and land use restrictions. We believe that each of our facilities is in substantial compliance with the applicable requirements of federal and state licenses which we have obtained pursuant thereto. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.
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

As further discussed in Note 8, "Closure and Post-Closure Liabilities," and Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report, we have accrued environmental liabilities as of December 31, 2014, of $205.8 million. For the years ended December 31, 2014 and 2013, we spent $20.2 million and $19.4 million, respectively, to address environmental liabilities.
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
Provision of environmental, energy and industrial services to our customers by all six of our business segments involves risks such as equipment defects, malfunctions and failures, and natural disasters, which could potentially result in releases of hazardous materials, injury or death of our employees, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers.
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
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. Based on the results of those tests, we determined during the third quarter of 2014 that the then carrying amount of our Oil Re-refining and Recycling reporting unit exceeded the estimated fair value of that unit and we therefore then recognized a goodwill impairment charge of $123.4 million with respect to that unit. During and as of the end of each of 2014 and 2013, we determined that no other asset write-downs were required. However, if conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2014, we recorded 29% of our revenues outside of the United States, primarily in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. These risks are non-cash exposures, and we manage these risks through normal operating and financing activities. However, we may not be successful in reducing the risks inherent in exposures to foreign currency fluctuations.

Failure to effectively manage acquisitions and divestitures could adversely impact our future results.

We continuously evaluate potential acquisition candidates and from time to time acquire companies that we believe will strategically fit into our business and growth objectives. In particular, we acquired on December 28, 2012, all of the outstanding shares of Safety-Kleen for approximately $1.26 billion in cash and on September 13, 2013, all of the outstanding shares of Evergreen Oil, Inc. for approximately $56.3 million in cash, and on February 4, 2015, we announced that we plan to acquire, subject to customary closing conditions, all of the outstanding shares of Thermo Fluids Inc. for approximately $85.0 million in cash. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results. We also continually review our portfolio of assets to determine the extent to which they are contributing to our objectives and growth strategy. However, we may not be successful in separating underperforming or non-strategic assets, and gains or losses on the divestiture of, or lost operating income from such assets may adversely affect our earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce our earnings.

Our acquisitions may expose us to unknown liabilities.

Because we have acquired, and expect generally to acquire, all the outstanding shares of most of our acquired companies, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act, or issues that could affect our ability to comply with other applicable laws.

A cyber security incident could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations and also use mobile devices and other online activities to connect with our employees and our customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property including, but not limited to, private information about employees, and financial and strategic information about our Company and our business partners. Furthermore, as we pursue our strategy to grow through acquisitions and new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Additional Risks of Our Technical Services Business
The hazardous waste management business conducted by our Technical Services segment is subject to significant environmental liabilities.
We have accrued environmental liabilities valued as of December 31, 2014, at $205.8 million, substantially all of which we assumed in connection with certain acquisitions. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.
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

We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2014, our total estimated closure and post-closure costs requiring financial assurance by regulators were $411.9 million for our U.S. facilities and $24.5 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The closure and post-closure obligations of our U.S. facilities will renew in 2015. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2015, as well as letters of credit. In connection with obtaining such insurance and surety bonds, we have provided our insurance companies $75.9 million of letters of credit which we obtained under our revolving credit agreement.
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
The future operating results of our Technical Services segment may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, invest in new technologies for treatment of hazardous waste, generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of the facilities, minimize downtime and disruptions of operations, and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our Technical Services segment is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as the chemical and petrochemical, primary metals, paper, furniture and aerospace. If those cyclical industries slow significantly, the business that we receive from them would likely decrease.

The extensive environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to expand our facilities.
Our operations and those of others in the environmental services industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials, and cleanup of soil and groundwater contamination. For example, any failure to comply with governmental regulations governing the transport of hazardous materials could negatively impact our ability to collect, process and ultimately dispose of hazardous wastes generated by our customers. While increasing environmental regulation often presents new business opportunities for us, it often also results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of regulated materials and related natural resource damages.
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
Additional Risks of Our Oil Re-refining and Recycling Business
Fluctuations in oil prices may have a negative effect on our Oil Re-refining and Recycling business.
A significant portion of our business involves collecting used oil from certain of our customers, re-refining a portion of such used oil into base and blended lubricating oils, and then selling both such re-refined oil and the excess recycled oil which we do not currently have the capacity to re-refine, or ‘‘RFO,’’ to other customers. The prices at which we sell our re-refined oil and RFO are affected by changes in the reported spot market prices of oil. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our re-refined oil and RFO. The price at which we sell our re-refined oil and RFO is affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our RFO. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes as well as the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our re-refined oil and RFO and the costs to collect and re-refine used oil and process RFO typically increase and decrease together, there is no assurance that when our costs to collect and re-refine used oil and process RFO increase we will be able to increase the prices we charge for our re-refined oil and RFO to cover such increased costs, or that our costs to collect and re-refine used oil and process RFO will decline when the prices we can charge for re-refined oil and RFO decline. These risks are exacerbated when there are rapid fluctuations in these oil indices.
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

Safety-Kleen has been named from time to time as a defendant in various product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2014, Safety-Kleen was involved in approximately 59 proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Although Safety-Kleen maintains insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), this insurance may not provide coverage for potential awards of punitive damages against Safety-Kleen. Although Safety-Kleen has vigorously defended and will continue to vigorously defend itself and the safety of its products against all of these claims, these matters are subject to many uncertainties and outcomes are not predictable with assurance. Safety-Kleen may also be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available. If one or more of these claims were decided unfavorably against Safety-Kleen and the plaintiffs were awarded punitive damages, or if insurance coverage were not available for any such claim, our financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of these claims were decided unfavorably against Safety-Kleen, such outcome may encourage more lawsuits against us.

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
Additional Risks of Our Lodging Services Business
All of our major Canadian lodges are located on land subject to leases; if we were unable to renew a lease, we could be materially and adversely affected.

All of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets and can move them to other locations, if necessary, we only own a leasehold in those properties. If we were found to be in breach of a lease, we could lose the right to use the property. In addition, unless we could extend the terms of these leases before their expiration we would lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the sites. We may not be able to renew our leases upon expiration on similar terms, or at all, and if we were unable to renew leases on similar terms, it may have an adverse effect on our business. In addition, if we were to lose the right to use a lodge due to non-renewal of a lease, we would be unable to derive income from such lodge, which could materially and adversely affect us.

Due to the significant concentration of our Lodging Services business in the oil sands region of Alberta, Canada, adverse events in that region could negatively impact our business.

Because of the concentration of our accommodations business in the oil sands region of Alberta, Canada, we have increased exposure to political, regulatory, environmental, labor, climate or natural disaster events or developments that could disproportionately impact our operations and financial results. For example, in 2011, forest fires in northern Alberta impacted areas near our Canadian lodges.

Our Lodging Services business depends significantly on several major customers, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us could adversely affect our results of operations.

Our Lodging Services business depends significantly on several major customers engaged primarily in oil and gas exploration and production. Declines in the general level of oil and gas exploration and production in the oil sands region resulting in decreased demand in our lodging services could occur and have adverse effects on the revenues and profitability on our Lodging Services business. The loss of any one or more of such large customers or a sustained decrease in demand by any of them could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.  In addition, the concentration of our customers in oil and gas exploration and production may impact our overall exposure to credit risk, either positively or negatively, because our customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our trade receivables. As a result, we are subject to risks of loss resulting from nonpayment or nonperformance by our customers.

We may be adversely affected if customers reduce their accommodations outsourcing.

The business and growth strategy of our Lodging Services business depends in large part on the continuation of a current trend toward outsourcing services. Many oil and gas companies in our core markets own their own accommodations facilities, while others outsource all or part of their accommodations requirements. Customers have largely built their accommodations in the past but will outsource if they perceive that outsourcing may provide quality services at a lower overall cost or allow them to accelerate the timing of their projects. We cannot be certain that this trend will continue and not be reversed or that customers that have outsourced accommodations will not decide to perform these functions themselves or only outsource accommodations during the development or construction phases of their projects. In addition, labor unions representing customer employees and contractors have, in the past, opposed outsourcing accommodations to the extent that the unions believe that third-party accommodations negatively impact union membership and recruiting. The reversal or reduction in customer outsourcing of accommodations could negatively impact our financial results and growth prospects.

Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our accommodation services contracts may constrain our ability to make a profit.

The profitability of our Lodging Services business can be adversely affected by cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services due to general economic conditions, competitive conditions or contractual provisions in our customer contracts. Oil and natural gas prices have fluctuated significantly in the last several years, and substantial increases in the cost of fuel and utilities have historically resulted in cost increases for our lodges. From time to time we have also experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of severe weather such as droughts, heavy rains and late freezes. While our long term contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs and such increases in costs would negatively impact our profitability on contracts that do not contain inflation protections.
Additional Risks of Our Oil and Gas Field Services Business
A large portion of our Oil and Gas Field Services business is dependent on the oil and gas industry in Western Canada, and declines in oil and gas exploration and production in that region could adversely affect our business.
Our Oil and Gas Field Services business generates well over 50% of its total revenues from customers in the oil and gas industry operating in Western Canada, although a majority of the services we provide to such customers relate to oil and gas production and refining which is less volatile than oil and gas exploration. Accordingly, declines in the general level of oil and gas exploration and production in Western Canada could potentially have significant adverse effects on the revenues and profitability of our Oil and Gas Field Services business and could also potentially result in asset impairment charges being recognized. Such declines have occurred and continue to occur and could potentially occur in the future if reductions in the commodity prices of oil and gas result in reduced oil and gas exploration, production and refining. Such declines could also be triggered by technological and regulatory changes, such as those affecting the availability and cost of alternative energy sources and other changes in industry and worldwide economic and political conditions.
Many of our major customers in the oil and gas industry conduct a significant portion of their operations in the Alberta oil sands. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional drilling. While we believe our major involvement in the oil sands region will provide significant future growth opportunities, such involvement also increases the risk that our business will be adversely affected if future economic activity in the Alberta oil sands were to decline. Major factors that could cause such a decline might include a prolonged reduction in the commodity price of oil, future changes in environmental restrictions and regulations, and technological and regulatory changes relating to production of oil from the oil sands. The downturn in worldwide economic conditions and in the commodity price of oil and gas which has recently occurred and continues to occur has caused certain of our customers to delay a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.
Although we plan to carve-out primarily our Oil and Gas Field Services business into a stand-alone new public company, there is no assurance if and when such carve-out will occur. Furthermore, even if and when such carve-out does occur, we will remain subject to the risks now associated with our Oil and Gas Field Services business as long as we retain a significant ownership interest in such new public company.

On January 20, 2015, we announced that we plan to carve out primarily our Oil and Gas Field Services segment into a new standalone public company. Due to the synergies related to drilling activity, we may also include our lodging drill camps business from our Lodging Services segment as part of that new company. Timing could take more than 12 months and completion of the carve-out is subject to certain conditions including, but not limited to, market conditions, determination of the most advantageous structure from a financial and tax standpoint, overall costs to our company, receipt of regulatory approvals, compliance with our debt covenants, the effectiveness of securities laws filings and final approval by our board of directors. There can be no assurance regarding the ultimate structure and timing of the proposed transaction or whether the transaction will be completed. Furthermore, even if and when such carve-out does occur, we will remain subject to the risks now associated with our Oil and Gas Field Services segment as long as we retain a significant ownership interest in the new public company.
Risks Relating to Our Level of Debt, Letters of Credit and Senior Unsecured Notes
Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2014, we had outstanding $1.4 billion of senior unsecured notes and $134.5 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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
Although our revolving credit agreement and the indentures governing our outstanding notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2014, up to an additional approximately $238.4 million for purposes of additional borrowings and letters of credit. The revolving credit agreement and the indentures governing our outstanding notes also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks would increase.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal executive offices are in Norwell, Massachusetts where approximately 151,000 square feet is leased under arrangements expiring in 2022. There are also regional administrative offices in Texas, South Carolina and Alberta, Canada. Our properties are sufficient and suitable for our current needs.
We have a network of more than 400 service locations across 48 states, eight Canadian provinces, Puerto Rico, Mexico and Trinidad. Those service locations include service centers, satellite locations, branches, active hazardous waste management properties, lodging facilities and oil processing facilities. The service centers and branches are the principal sales and service centers from which we provide our environmental, energy and industrial services. The active hazardous waste management properties include incineration facilities, commercial and non-commercial landfills, wastewater treatment facilities, treatment, storage and disposal facilities ("TSDFs"), solvent recovery management and recycling facilities, locations specializing in polychlorinated biphenyls ("PCBs") management, oil accumulation centers, oil terminals and oil re-refineries. Some of our properties offer multiple capabilities. The following sets forth certain information as of December 31, 2014 regarding our properties. Our principal owned operating properties located in the United States are mortgaged as collateral under our revolving credit facility.
Service Centers, Satellite Locations and Branches
We have approximately 360 service centers, satellite locations and branches throughout the United States and Canada which serve as principal sales and service centers from which we provide parts cleaning services, containerized waste services, oil collection services and other environmental services.
Active Hazardous Waste Management Properties
Incineration Facilities.   We own five operating incineration facilities that have a total of eight incinerators with 491,721 tons of total practical capacity and an average utilization rate for 2014 of 91.2%.

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2014
Arkansas	2	95,072	88.6%
Nebraska	1	58,808	79.0%
Utah	1	66,815	85.9%
Texas	3	165,500	96.2%
Ontario, Canada	1	105,526	95.9%
	8	491,721	91.2%
Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by one fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities. In Canada, we operate one active hazardous waste liquid injection incinerator which we made several upgrades and enhancements in 2014 increasing its practical capacity by approximately 12,000 tons from the comparable period in 2013 to 105,526 tons annually, which increased our entire network to 491,721 tons of annual practical capacity. We are now constructing a new incinerator at our El Dorado, Arkansas facility with completion projected late 2016. We expect this new incinerator to add approximately 70,000 tons of additional capacity.
Commercial and Non-Commercial Landfills.  In the United States and Canada, we operate nine commercial landfills with approximately 30.0 million cubic yards of remaining highly probable airspace. Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators. See "Landfill Accounting" within Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
Wastewater Treatment Facilities. We operate a total of seven facilities, of which five are owned and two are leased, that offer a range of wastewater treatment technologies and customer services. Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying, and non-hazardous wastewater treatment.
Treatment, Storage and Disposal Facilities. We operate 20 TSDFs, of which 18 are owned and two are leased, in the United States and Canada. Our TSDFs facilitate the movement of materials among our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation and waste handling procedures, provide for the movement of customer waste streams.
Solvent Recovery Management and Recycling Operations. We own two facilities specializing in solvent recovery management.
PCB Management Facilities and Oil Storage or Recycling Capabilities. We operate nine facilities, of which seven are owned and two are leased, specializing in PCB management or providing oil recycling capabilities.
Lodging Facilities
Lodge Operations. We operate ten fixed lodges, all of which are owned and located on sites in Alberta, Canada that are leased under long term operating agreements.

Camps. We operate various camp facilities that can grow and shrink in size and location. Generally, we have ongoing operations at 6-8 larger facilities that we expect to operate on a multi-year basis. Additionally, we operate five office complexes, six mini-camps, and approximately 50 single and double occupancy drill camps. All of our camp facilities are owned and located on various sites throughout Western Canada. Sites for the larger facilities are generally leased, whereas sites for the smaller facilities are generally provided by our customers.
Oil Processing Facilities
Oil Accumulation Centers. We operate a total of nine accumulation centers, of which eight are owned and one is leased, used for accumulating waste oil from our branches.
Oil Terminals. We operate a total of 18 oil terminals, of which 13 are owned and five are leased, which collect or process used oil prior to delivery to re-refineries or distribution as RFO.
Oil Recycling and Re-refining Facilities. We own three oil re-refineries, two in the United States and one in Canada. With more than 200 million gallons of used oil processed annually, we were able to return in 2014 over 160 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace.
ITEM 3.    LEGAL PROCEEDINGS
See Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report for a description of legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol CLH. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by the NYSE.

	2014		2013
	High	Low	High	Low
First Quarter	$60.47	$44.95	$60.00	$48.22
Second Quarter	$64.30	$52.02	$61.28	$50.37
Third Quarter	$65.53	$53.66	$59.80	$50.23
Fourth Quarter	$53.84	$43.05	$64.12	$51.77
On February 19, 2015, the closing price of our common stock on the NYSE was $52.74 and there were 323 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 24,000 additional stockholders beneficially held shares in street name on that date.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business, payment of our outstanding debt and our stock repurchase program. In addition, our current credit agreement and indentures limit the amount we could pay as cash dividends on, or for repurchase of, our common stock. See "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2014 through October 31, 2014	1,721	$50.90	—	$96,207,259
November 1, 2014 through November 30, 2014	800,306	$48.99	800,000	$57,014,584
December 1, 2014 through December 31, 2014	250,457	$45.43	250,000	$45,658,509
Total	1,052,484	$48.15	1,050,000	$45,658,509
______________________

(1)	Includes 2,484 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under our stock repurchase program includes the commissions paid to the brokers.

(3)
On February 25, 2014, our board of directors authorized the repurchase of up to $150 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market from time to time. The stock repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases have depended and will continue to depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, AND CUSTOM PEER GROUP
Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, and an index of environmental services companies (custom peer group) compiled by CoreData. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2009, when our common stock closed at $29.81 per share.

ASSUMES $100 INVESTED ON JAN. 01, 2010
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

	For the Year Ended December 31,
(in thousands except per share amounts)	2014	2013	2012	2011	2010
Income Statement Data:
Total revenues	$3,401,636	$3,509,656	$2,187,908	$1,984,136	$1,731,244
(Loss) income from continuing operations (1)	(28,328)	95,566	129,674	127,252	127,721
Income from discontinued operations, net of tax	—	—	—	—	2,794
Net (loss) income (1)	$(28,328)	$95,566	$129,674	$127,252	$130,515
(Loss) earnings per share: (1)(2)
Basic	$(0.47)	$1.58	$2.41	$2.40	$2.48
Diluted	$(0.47)	$1.57	$2.40	$2.39	$2.47
Other Financial Data:
Adjusted EBITDA (3)	$521,919	$510,105	$373,767	$350,008	$314,692

	At December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$3,704,278	$3,953,678	$3,838,086	$2,085,803	$1,602,475
Long-term obligations (including current portion) (4)	1,395,536	1,402,764	1,407,971	538,888	278,800
Stockholders' equity (2)	1,262,871	1,475,639	1,432,072	900,987	780,827
___________________________________________

(1)
The 2014 results include a $123.4 million goodwill impairment charge on our Oil Re-refining and Recycling reporting unit. See Note 6, "Goodwill and Other Intangible Assets," to our consolidated financial statements included in Item 8 of this report for additional information regarding that goodwill impairment charge. The 2012 results include a $26.4 million loss on early extinguishment of debt in connection with a redemption and repurchase of our $520.0 million previously outstanding senior secured notes and an income tax benefit of $1.9 million primarily due to a decrease in unrecognized tax benefits of $52.4 million (net of interest and penalties of $29.3 million) resulting from expiring statute of limitation periods related to a historical Canadian debt restructuring transaction.

(2)	We issued 6.9 million shares of our common stock in December 2012 upon the closing of a public offering for aggregate net proceeds of $369.3 million.

(3)	See "Adjusted EBITDA" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report for a discussion of Adjusted EBITDA.

(4)	Long-term obligations (including current portion) include borrowings under our current and former revolving credit facilities and capital lease obligations.

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
During the second quarter of 2014, we made changes to the manner in which we manage our business, make operating decisions and assess performance. These changes included the reassignment of certain departments among our operating segments in line with management reporting changes as well as the identification of Lodging Services as an additional segment. Under the new structure, our operations are managed in six reportable segments: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services. The amounts presented for all periods in this report have been recast to reflect the impact of such changes. A description of these segments is included within Item 1, “Business,” of this report.
Financial Highlights
Total revenues for 2014 decreased 3.1% to $3.40 billion from $3.51 billion in 2013. Decreases in total revenue were primarily attributable to decreases in the Oil and Gas Field Services, Lodging Services and Industrial and Field Services segments resulting primarily from overall economic downturn and lower activity levels seen in markets in which those segments operate. In addition, the effects of foreign currency translation reduced revenue by approximately 2% in 2014 as compared to 2013, but those impacts were partially offset by incremental revenues generated from the operations acquired as part of the September 2013 acquisition of Evergreen Oil, Inc. ("Evergreen"). Changes in segment revenues are more fully described in our Segment Performance section below under the heading "Direct Revenues." Income from operations in 2014 was $111.8 million compared with $220.6 million in 2013. Decreases in income from operations were primarily due to a $123.4 million goodwill impairment charge recorded on our Oil Re-refining and Recycling reporting unit. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 2.3% to $521.9 million for 2014 from $510.1 million for 2013 as we were successful in strategically reducing our cost structure and implementing numerous cost cutting initiatives. Additional information, including a reconciliation of Adjusted EBITDA to Net Income, appears below under the heading "Adjusted EBITDA."

Segment Performance
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations for the years ended December 31, 2014, 2013 and 2012.

	Summary of Operations (in thousands)
	Year Ended December 31,			2014 over 2013		2013 over 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Third Party Revenues(1):
Technical Services	$1,043,267	$1,023,926	$957,764	$19,341	1.9%	$66,162	6.9%
Industrial and Field Services	681,779	708,523	634,254	(26,744)	(3.8)	74,269	11.7
Oil Re-refining and Recycling	533,587	528,636	—	4,951	0.9	528,636	100.0
SK Environmental Services	667,320	665,008	—	2,312	0.3	665,008	100.0
Lodging Services	172,218	208,545	199,497	(36,327)	(17.4)	9,048	4.5
Oil and Gas Field Services	303,189	383,959	394,917	(80,770)	(21.0)	(10,958)	(2.8)
Corporate Items(2)	276	(8,941)	1,476	9,217	103.1	(10,417)	(705.8)
Total	$3,401,636	$3,509,656	$2,187,908	$(108,020)	(3.1)%	$1,321,748	60.4%
Direct Revenues(1):
Technical Services	$1,205,383	$1,147,815	$991,696	$57,568	5.0%	$156,119	15.7%
Industrial and Field Services	639,369	663,589	590,458	(24,220)	(3.6)	73,131	12.4
Oil Re-refining and Recycling	331,723	335,627	—	(3,904)	(1.2)	335,627	100.0
SK Environmental Services	747,739	772,099	—	(24,360)	(3.2)	772,099	100.0
Lodging Services	174,732	212,385	202,533	(37,653)	(17.7)	9,852	4.9
Oil and Gas Field Services	308,270	390,505	403,615	(82,235)	(21.1)	(13,110)	(3.2)
Corporate Items(2)	(5,580)	(12,364)	(394)	6,784	54.9	(11,970)	(3,038.1)
Total	3,401,636	3,509,656	2,187,908	(108,020)	(3.1)	1,321,748	60.4
Cost of Revenues(3):
Technical Services	791,824	779,472	659,989	12,352	1.6	119,483	18.1
Industrial and Field Services	499,423	513,519	453,452	(14,096)	(2.7)	60,067	13.2
Oil Re-refining and Recycling	264,437	259,905	—	4,532	1.7	259,905	100.0
SK Environmental Services	524,280	551,129	—	(26,849)	(4.9)	551,129	100.0
Lodging Services	108,066	127,259	120,910	(19,193)	(15.1)	6,349	5.3
Oil and Gas Field Services	244,642	295,659	296,602	(51,017)	(17.3)	(943)	(0.3)
Corporate Items(2)	9,124	15,690	9,668	(6,566)	(41.8)	6,022	62.3
Total	2,441,796	2,542,633	1,540,621	(100,837)	(4.0)	1,002,012	65.0
Selling, General and Administrative Expenses:
Technical Services	85,429	82,823	81,878	2,606	3.1	945	1.2
Industrial and Field Services	52,355	53,266	54,187	(911)	(1.7)	(921)	(1.7)
Oil Re-refining and Recycling	15,725	18,719	—	(2,994)	(16.0)	18,719	100.0
SK Environmental Services	109,473	108,248	—	1,225	1.1	108,248	100.0
Lodging Services	5,228	4,768	5,531	460	9.6	(763)	(13.8)
Oil and Gas Field Services	23,514	26,991	29,945	(3,477)	(12.9)	(2,954)	(9.9)
Corporate Items	146,197	175,662	101,979	(29,465)	(16.8)	73,683	72.3
Total	437,921	470,477	273,520	(32,556)	(6.9)	196,957	72.0
Adjusted EBITDA
Technical Services	328,130	285,520	249,829	42,610	14.9	35,691	14.3
Industrial and Field Services	87,591	96,804	82,819	(9,213)	(9.5)	13,985	16.9
Oil Re-refining and Recycling	51,561	57,003	—	(5,442)	(9.5)	57,003	100.0
SK Environmental Services	113,986	112,722	—	1,264	1.1	112,722	100.0
Lodging Services	61,438	80,358	76,092	(18,920)	(23.5)	4,266	5.6
Oil and Gas Field Services	40,114	67,855	77,068	(27,741)	(40.9)	(9,213)	(12.0)
Corporate Items	(160,901)	(190,157)	(112,041)	29,256	15.4	(78,116)	(69.7)
Total	$521,919	$510,105	$373,767	$11,814	2.3%	$136,338	36.5%
___________________________________

(1)	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Corporate Items revenues and costs of revenues for the year ended December 31, 2013 includes purchase price measurement period adjustments.

(3)	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: foreign currency translation, acquisitions, general conditions of the oil and gas related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.
Technical Services direct revenues for the year ended December 31, 2014 increased 5.0%, or $57.6 million, from the comparable period in 2013 primarily due to increased sales in our treatment, storage and disposal network primarily as a result of higher prices. Our incinerators generated a utilization rate of 91.2% on 491.7 thousand tons of annual practical capacity as compared to 91.4% on 479.9 thousand tons of annual practical capacity in the comparable period in 2013. In 2014, we made several upgrades and enhancements to our Canada incinerator increasing its practical capacity by approximately 12,000 tons which increased our entire network to 491.7 thousand tons of annual practical capacity. For the year ended December 31, 2013, direct revenues increased 15.7%, or $156.1 million, from the comparable period in 2012 primarily due to growth in our treatment, storage and disposal network due to higher drum volumes, an increase in our wastewater treatment volumes, contributions from our remediation projects business and the integration of a portion of the Safety-Kleen business.
Industrial and Field Services direct revenues for the year ended December 31, 2014 decreased 3.6%, or $24.2 million, from the comparable period in 2013 primarily due to decreased activity in the oil sands region, cyclicality of scheduled plant turnarounds and the effects of foreign currency translation. For the year ended December 31, 2013, direct revenues increased 12.4%, or $73.1 million, from the comparable period in 2012 primarily due to our turnaround services and field services businesses which benefited from the full-year effect of several 2012 acquisitions.
Oil Re-refining and Recycling direct revenues for the year ended December 31, 2014 decreased 1.2%, or $3.9 million, from the comparable period in 2013 primarily due to lower sales prices for both base and blended oils, partially offset by increased volumes resulting from our acquisition of Evergreen on September 13, 2013. These lower sales prices resulted from macroeconomic factors in the base and blended oil markets which drove overall market pricing downward throughout the second half of fiscal 2014. Additionally, revenues were negatively impacted, as compared to the comparable period in 2013, by the effects of foreign currency translation. Our Oil Re-refining and Recycling and SK Environmental Services segments were added in 2013 due to our acquisition of Safety-Kleen in December 2012. For the year ended December 31, 2013, our Oil Re-refining and Recycling segment had direct revenues of $335.6 million consisting primarily of our base oil and blended oil sales.

SK Environmental Services direct revenues for the year ended December 31, 2014 decreased 3.2%, or $24.4 million, from the comparable period in 2013 primarily due to system integration changes which occurred in May of 2013 and changed the manner by which waste is tracked across our disposal network, and lower refined fuel oil sales. For the year ended December 31, 2013, our SK Environmental Services segment, which is made up of our Safety-Kleen branches, had direct revenues of $772.1 million primarily consisting of our small quantity generator business, parts washers and waste oil collection business. During both 2014 and 2013, we conducted approximately 900,000 parts washer services on the nearly 200,000 parts washers that we handle for customers. In addition, we gathered just over 200 million gallons of waste oil, of which the vast majority went into our plants to be re-refined.
Lodging Services direct revenues for the year ended December 31, 2014 decreased 17.7%, or $37.7 million, from the comparable period in 2013 primarily due to less favorable pricing at our camps and expired contracts at two of our camp facilities which subsequently closed. These decreases are reflective of lower levels of overall activity in the oil sands region and other areas of Western Canada where the majority of this segment operates. Additionally, revenues were negatively impacted, as compared to the year ended December 31, 2013, by the effects of foreign currency translation. For the year ended December 31, 2013, direct revenues increased 4.9%, or $9.9 million, from the comparable period in 2012 primarily due to the addition of two facilities in the second half of 2013 as well as an increase in our camp manufacturing revenue, partially offset by less favorable pricing at our camps and lower utilization of our catering facilities.
Oil and Gas Field Services direct revenues for the year ended December 31, 2014 decreased 21.1%, or $82.2 million, from the comparable period in 2013 primarily due to lower levels of activity and project delays in exploration, event and project related work which occurred in 2013 and did not reoccur in 2014, increased market competition further resulting in unfavorable downward pricing pressures, and the effects of foreign currency translation. For the year ended December 31, 2013, direct revenues decreased 3.2%, or $13.1 million, from the comparable period in 2012 primarily due to lower rig count in Western Canada that resulted in a reduction in surface rental activity and decreased seismic activities partially offset by increases in our production services due to oil and flood cleanup work in Western Canada. The lower revenue levels experienced in recent years is reflective of the overall industry in which our Oil and Gas Field Services segment operates. The industry over long periods of time has been volatile and cyclical in nature given its correlation with oil and gas economics and fluctuations in oil and gas prices and uncertainty of future prices.

Corporate Items direct revenues increased $6.8 million for the year ended December 31, 2014 from the comparable period in 2013 primarily due to the impact of purchase accounting adjustments to deferred revenue balances that did not reoccur in 2014. For the year ended December 31, 2013, direct revenues decreased $12.0 million from the comparable period in 2012 primarily due to the impact of fair value acquisition accounting adjustments on Safety-Kleen’s historical deferred revenue at December 28, 2012. Revenue for the six reportable segments for year ended December 31, 2013 excludes such adjustments to maintain comparability with future operating results and reflect how we manage the business.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing and other cost reduction initiatives.
Technical Services cost of revenues for the year ended December 31, 2014 increased 1.6%, or $12.4 million, from the comparable period in 2013 due to increases in materials and supplies, outside transportation and utilities primarily as a result of the incremental revenue generated during the periods. For the year ended December 31, 2013, cost of revenues increased 18.1%, or $119.5 million, from the comparable period in 2012 primarily due to increases in salaries, labor and employee benefits, outside transportation, materials and supplies and outside disposal and rail costs. These increases were due to the incremental 2013 revenue generated from the integration of a portion of the Safety-Kleen business into the Technical Services segment.
Industrial and Field Services cost of revenues for the year ended December 31, 2014 decreased 2.7%, or $14.1 million, from the comparable period in 2013 primarily due to decreased revenues discussed previously. For the year ended December 31, 2013, cost of revenues increased 13.2%, or $60.1 million, from the comparable period in 2012 primarily due to the costs of the incremental 2013 revenue consisting of salaries, labor and employee benefits, outside transportation and materials and supplies.
Oil Re-refining and Recycling cost of revenues for the year ended December 31, 2014 increased 1.7%, or $4.5 million, from the comparable period in 2013 primarily due to increases in rail costs, utilities, materials and labor associated with the acquisition of Evergreen, which occurred on September 13, 2013. For the year ended December 31, 2013, our Oil Re-refining and Recycling cost of revenues of $259.9 million primarily consisted of salaries, labor and employee benefits, outside transportation, oil materials and rail costs.
SK Environmental Services cost of revenues for the year ended December 31, 2014 decreased 4.9%, or $26.8 million, from the comparable period in 2013 primarily due to system changes which occurred in May of 2013 and impacted how intercompany disposal charges are recorded between the SK Environmental Services segment and the Technical Services segment, and lower refined fuel oil sales year-over-year. For the year ended December 31, 2013, our SK Environmental Services cost of revenues of $551.1 million primarily consisted of salaries, labor and employee benefits, support of our branch network, transportation, used oil purchases and materials and supplies.
Lodging Services cost of revenues for the year ended December 31, 2014 decreased 15.1%, or $19.2 million, from the comparable period in 2013 primarily due to decreased revenues and lower costs related to our catering services as we have now internalized those costs. For the year ended December 31, 2013, cost of revenues for increased 5.3%, or $6.3 million, from the comparable period in 2012 primarily due to the costs of the incremental 2013 revenue.
Oil and Gas Field Services cost of revenues for the year ended December 31, 2014 decreased 17.3%, or $51.0 million, from the comparable period in 2013 primarily due to decreases in salaries, internal maintenance expense and equipment repair costs in connection with overall lower business activity and revenues. For the year ended December 31, 2013, cost of revenues decreased 0.3%, or $0.9 million, from the comparable period in 2012 primarily due to reductions in surface rentals and seismic activities resulting in a reduction in lease operator costs partially offset by increases in salary, labor and employee benefits.
Corporate Items cost of revenues decreased $6.6 million for the year ended December 31, 2014 from the comparable period in 2013 primarily due to non-cash acquisition inventory accounting adjustments that did not reoccur in 2014 and a decrease in insurance related costs. Corporate Items cost of revenues increased $6.0 million for the year ended December 31, 2013 from the comparable period in 2012 primarily due to the impact on Safety-Kleen's non-cash acquisition inventory accounting adjustments at December 28, 2012.

Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses for the year ended December 31, 2014 increased 3.1%, or $2.6 million, from the comparable period in 2013 primarily due to increases in variable compensation, partially offset by cost saving initiatives. For the year ended December 31, 2013, selling, general and administrative expenses increased 1.2%, or $0.9 million, from the comparable period in 2012 primarily due to increases in salaries, employee benefits and year-over year increases in changes in environmental liability estimates, partially offset by a decrease in variable compensation.
Industrial and Field Services selling, general and administrative expenses for the year ended December 31, 2014 decreased 1.7%, or $0.9 million, from the comparable period in 2013 primarily due to cost saving initiatives offset partially by increased variable compensation. For the year ended December 31, 2013, selling, general and administrative expenses decreased 1.7%, or $0.9 million, from the comparable period in 2012 primarily due to lower variable compensation partially offset by increases in salaries and employee benefits.
Oil Re-refining and Recycling selling, general and administrative expenses for the year ended December 31, 2014 decreased 16.0%, or $3.0 million, from the comparable period in 2013 primarily due to cost saving initiatives and lower integration related professional fees. For the year ended December 31, 2013, our Oil Re-refining and Recycling selling, general and administrative expenses of $18.7 million primarily consisted of salaries, bonus and employee benefits.
SK Environmental selling, general and administrative expenses for the year ended December 31, 2014 increased 1.1%, or $1.2 million, from the comparable period in 2013 primarily due to an increase in variable compensation and marketing expenses partially offset by cost saving initiatives. For the year ended December 31, 2013, our SK Environmental Services selling, general and administrative expenses of $108.2 million primarily consisted of salaries, bonus and employee benefits.
Lodging Services selling, general and administrative expenses for the year ended December 31, 2014 increased 9.6%, or $0.5 million, from the comparable period in 2013 primarily due to increases in variable compensation and professional fees partially offset by cost saving initiatives. For the year ended December 31, 2013, selling, general and administrative expenses decreased 13.8%, or $0.8 million, from the comparable period in 2012 primarily due to decreases in salaries and commissions.
Oil and Gas Field Services selling, general and administrative expenses for the year ended December 31, 2014 decreased 12.9%, or $3.5 million, from the comparable period in 2013 primarily due to cost saving initiatives across several cost categories. For the year ended December 31, 2013, selling, general and administrative expenses decreased 9.9%, or $3.0 million, from the comparable period in 2012 primarily due to lower salaries, variable compensation and employee benefits.
Corporate Items selling, general and administrative expenses for the year ended December 31, 2014 decreased 16.8%, or $29.5 million, from the comparable period in 2013 primarily due to cost saving initiatives resulting in lower salaries and benefits expense as well as lower professional fees related primarily to acquisition and system integration related costs that did not reoccur in 2014. For the year ended December 31, 2013, selling, general and administrative expenses increased 72.3%, or $73.7 million, from the comparable period in 2012 primarily due to our acquisition of Safety-Kleen resulting in increases in salaries, bonus and employee benefits, professional fees and system integration expenses.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies and, therefore our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(28,328)	$95,566	$129,674
Accretion of environmental liabilities	10,612	11,541	9,917
Depreciation and amortization	276,083	264,449	161,646
Goodwill impairment charge	123,414	—	—
Other (income) expense	(4,380)	(1,705)	802
Loss on early extinguishment of debt	—	—	26,385
Interest expense, net	77,668	78,376	47,287
Pre-tax, non-cash acquisition accounting inventory adjustments	—	13,559	—
Provision (benefit) for income taxes	66,850	48,319	(1,944)
Adjusted EBITDA	$521,919	$510,105	$373,767
Depreciation and Amortization

	Year Ended December 31,			2014 over 2013		2013 over 2012
(in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$239,411	$229,392	$144,448	$10,019	4.4%	$84,944	58.8%
Permits and other intangibles amortization	36,673	35,057	17,198	1,616	4.6%	17,859	103.8%
Total depreciation and amortization	$276,084	$264,449	$161,646	$11,635	4.4%	$102,803	63.6%
Depreciation and amortization increased 4.4%, or $11.6 million, for the year ended December 31, 2014 compared to the comparable period in 2013 primarily due to a larger fixed asset base partially offset by lower amortization. For the year ended December 31, 2013, depreciation and amortization increased 63.6%, or $102.8 million, compared to the comparable period in 2012 primarily due to the addition of Safety-Kleen and other acquisitions completed during the year.
Goodwill impairment charge

	Year Ended December 31,			2014 over 2013		2013 over 2012
(in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Goodwill impairment charge	$123,414	$—	$—	$123,414	100.0%	$—	—%
During the year ended December 31, 2014, we recorded a $123.4 million goodwill impairment charge on our Oil Re-refining and Recycling reporting unit primarily because of decreases in the market prices of oil products sold by that reporting unit which had a negative impact on earnings expectations. For additional information regarding our 2014 goodwill impairment charge, see the discussion under the goodwill heading within our "Critical Accounting Policies and Estimates" below.
Other Income (Expense)

	Year Ended December 31,			2014 over 2013		2013 over 2012
(in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Other income (expense)	$4,380	$1,705	$(802)	$2,675	156.9%	$2,507	312.6%
Other income (expense) increased 156.9%, or $2.7 million, for the year ended December 31, 2014 compared to the comparable period in 2013 primarily due to gains recognized from the sale of investments which occurred in 2014. For the year ended December 31, 2013, other income (expense) increased $2.5 million from the comparable period in 2012 primarily due to investment income and gains recognized from the sale of fixed assets.

Loss on Early Extinguishment of Debt

	Year Ended December 31,			2014 over 2013		2013 over 2012
(in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Loss on early extinguishment of debt	$—	$—	$(26,385)	$—	—%	$26,385	100.0%

During the year ended December 31, 2012, we recorded a $26.4 million loss on early extinguishment of debt in connection with a redemption and repurchase of our $520.0 million previously outstanding senior secured notes.
Interest Expense, Net

	Year Ended December 31,			2014 over 2013		2013 over 2012
(in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Interest expense	$78,487	$78,883	$48,133	$(396)	(0.5)%	$30,750	63.9%
Interest income	(819)	(507)	(846)	(312)	61.5	339	(40.1)
Interest expense, net	$77,668	$78,376	$47,287	$(708)	(0.9)%	$31,089	65.7%
Interest expense primarily represents interest accrued on our $800.0 million of 5.25% senior unsecured notes issued in July 2012 and $600.0 million of 5.125% senior unsecured notes issued in December 2012. The increase in interest expense in 2013 as compared to 2012 was due to greater outstanding debt in 2013 as compared to 2012. During 2012, we used proceeds from the issuance in July 2012 of senior unsecured notes to redeem our $520 million of previously outstanding 7.625% senior secured notes. The transactions resulted in an additional principal amount of notes outstanding during 2012 than for the comparable prior period, but at a more favorable interest rate.
Provision (Benefit) for Income Taxes
Our effective tax rates for fiscal years 2014, 2013 and 2012 were 173.5%, 33.6% and (1.5)%, respectively. Excluding impacts related to the $123.4 million goodwill impairment charge, our effective tax rate for 2014 was 40.6%. Our effective tax rate is impacted in any given year by the amount of earnings allocated between the US and Canada, non-deductible tax items including meals and entertainment, certain stock compensation expenses, penalties, and other items. The effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year including the impact of uncertain tax positions and transaction costs. The following items had the most significant impact on the differences in our effective tax rate and in our U.S. federal income tax rate:
2014

•	A $44.3 million (114.9%) tax benefit that was not recorded as a result of the $123.4 million goodwill impairment charge.

•	A $2.9 million (7.6%) tax benefit from rate differences between Canada and the U.S.

•	A $2.2 million (5.8%) increase in tax expense from the recognition of unrecognized tax benefits including accrued interest and penalties.

•	A $2.4 million (6.2%) increase in tax expense from non-deductible meals and entertainment and penalty expense.
2013

•	A $10.5 million (7.3%) tax benefit from rate differences between Canada and the U.S.

•	A $4.0 million (2.8%) tax benefit from the release of unrecognized tax benefits including accrued interest and penalties.

•	A $2.9 million (2.0%) increase in tax expense from non-deductible meals and entertainment and penalty expense.
2012

•	A $52.4 million (41.0%) tax benefit from the release of unrecognized tax benefits including accrued interest and penalties.

•	A $8.6 million (6.7%) tax benefit from rate differences between Canada and the U.S.

•	A $1.7 million (1.3%) increase in tax expense from the annual calculation of accrued interest and penalties for uncertain tax positions.

•	A $2.2 million (1.7%) increase in tax expense from non-deductible transaction costs related to the 2012 acquisitions.

Income tax expense for the year ended December 31, 2014 was $66.9 million compared to $48.3 million for the comparable period in 2013. The increase in expense in 2014 as compared to 2013 was primarily due to the increased taxable income in 2014 which did not include the impairment charge on goodwill. Income tax expense for the year ended December 31, 2013 was $48.3 million compared to an income tax benefit of $1.9 million for the comparable period in 2012. The 2012 tax provision included a $52.4 million non-recurring tax benefit associated with the release of uncertain tax positions as a result of lapsed statute of limitations and audit settlements.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014 and December 31, 2013, we had a remaining valuation allowance of $29.1 million and $29.7 million, respectively.
Our accounting policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits as of December 31, 2014 and 2013 included accrued interest and penalties of $0.4 million and $0.2 million, respectively. Tax expense for the years ended December 31, 2014, 2013, and 2012 included interest and penalties, net of federal benefit, of $0.3 million, $0.2 million and $1.7 million, respectively.
Acquisitions
In 2014, we acquired the assets of two privately owned companies for approximately $16.1 million in cash, net of cash acquired. The purchase prices are subject to customary post-closing adjustments based upon finalized working capital amounts. The acquired companies have been integrated into our Technical Services and Lodging Services segments.
On September 13, 2013, we acquired all of the outstanding shares of Evergreen for a final purchase price of $56.3 million in cash, net of cash acquired. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil. Evergreen owns and operates one of the only oil re-refining operations in the Western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables us to further penetrate the small quantity waste generator market and further expand our oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in our consolidated financial statements since acquisition and are primarily included in the Oil Re-refining and Recycling segment.

Liquidity and Capital Resources

	For the years ended December 31,
(in thousands)	2014	2013	2012
Net cash from operating activities	$297,366	$415,839	$324,365
Net cash used in investing activities	(258,294)	(345,512)	(1,572,636)
Net cash (used in) from financing activities	(93,945)	13,126	1,217,868
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2014 was $297.4 million, a decrease of 28.5%, or $118.5 million, compared with net cash from operating activities for the year ended December 31, 2013. The change was primarily the result of a net increase in working capital driven by the timing associated with payment of liabilities in 2014 as compared to the prior year and increases in inventory. For the year ended December 31, 2013, net cash from operating activities was $415.8 million, an increase of 28.2%, or $91.5 million, compared with cash from operating activities for the year ended December 31, 2012. The change was primarily the result of increases in depreciation and amortization due to the addition of Safety-Kleen and other acquisitions completed during the year, partially offset by a net increase in working capital and lower net income.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2014 was $258.3 million, a decrease of 25.2%, or $87.2 million, compared with cash used in investing activities for the year ended December 31, 2013. The change was primarily the result of decreases in capital expenditures and cash paid in acquisitions as well as proceeds received from the sale of investments which did not occur in 2013. For the year ended December 31, 2013, net cash used in investing activities was $345.5 million, a decrease of 78.0%, or $1,227.1 million, compared with cash used in investing activities for the year ended December 31, 2012. The change was primarily the result of our 2012 acquisition of Safety-Kleen, partially offset by an increase in 2013 capital expenditures.

Net cash (used in) from financing activities
Net cash (used in) from financing activities for the year ended December 31, 2014 was $93.9 million as compared to a net inflow of $13.1 million for the year ended December 31, 2013. The change in net cash (used in) from financing activities during the year ended December 31, 2014 was primarily due to repurchases of common stock and $5.0 million of outstanding senior notes, neither of which occurred in 2013. For the year ended December 31, 2013, net cash (used in) from financing activities was $13.1 million, a decrease of $1,204.7 million, compared to net cash (used in) from financing activities for the year ended December 31, 2012. The change in cash provided from financing activities was due primarily to the issuance of senior notes and common stock in 2012 related to our acquisition of Safety-Kleen.
Working Capital
We intend to use our existing cash and cash equivalents and cash flow from operations primarily to provide for our working capital needs and to fund such things as capital expenditures and potential future acquisitions. We anticipate that our cash flows provided by operating activities will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At December 31, 2014, cash and cash equivalents totaled $246.9 million, compared to $310.1 million at December 31, 2013. At December 31, 2014, cash and cash equivalents held by foreign subsidiaries totaled $91.7 million and were readily convertible into other foreign currencies including U.S. dollars. At December 31, 2014, the cash and cash equivalents balance for our U.S. operations was $155.2 million, and our U.S. operations had net operating cash flows of $65.5 million for the year ended December 31, 2014. Additionally, we have a $400.0 million revolving credit facility of which approximately $238.4 million was available to borrow at December 31, 2014. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and investing cash needs as well as any cash needs relating to our stock repurchase program. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $595.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at December 31, 2014, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2014, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2014 vs 2013
(in thousands)	2014	2013	$ Change	% Change
Closure and post-closure liabilities	$50,701	$47,085	$3,616	7.7%
Remedial liabilities	155,121	172,498	(17,377)	(10.1)%
Total environmental liabilities	$205,822	$219,583	$(13,761)	(6.3)%
Total environmental liabilities as of December 31, 2014 were $205.8 million, a decrease of 6.3%, or $13.8 million, compared to the comparable date in 2013 primarily due to expenditures and changes in estimates recorded to the statement of income partially offset by accretion.
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
During each of 2014, 2013 and 2012, we benefited from reductions in our environmental liabilities due to changes in estimates recorded to the statement of income. The benefits over these years were primarily due to the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. The principal changes in estimates were from the following items:
In 2014, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income was $3.4 million and primarily related to reductions in the estimates associated with future monitoring costs of certain sites and favorable settlement with potentially responsible parties, or "PRPs," groups which we were part of.
In 2013, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income was $3.7 million and primarily related to two sites. One site received site closure approval, which resulted in reevaluating and removing certain compensation costs, and at the other site we received a favorable notification from the PRPs group which indicated that the Interim Remedial Measure work had been completed and was fully funded by a trust held by the regulatory agency and from funds collected from settling PRPs.
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
Contractual Obligations
The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2014 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$483,847	$23,377	$52,291	$37,705	$370,474
Long-term debt	1,395,000	—	—	—	1,395,000
Interest on long-term obligations	430,169	72,494	144,988	144,988	67,699
Capital leases	560	560	—	—	—
Operating leases	146,693	40,398	54,399	29,003	22,893
Total contractual obligations	$2,456,269	$136,829	$251,678	$211,696	$1,856,066
The undiscounted value of closure, post closure and remedial liabilities of $483.8 million is equivalent to the present value of $205.8 million based on discounting of $185.9 million and the undiscounted remainder of $92.1 million to be accrued for closure and post-closure liabilities over the remaining site lives.
The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2014 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$134,499	$134,499	$—	$—	$—
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
Capital Expenditures
We anticipate that 2015 capital spending will be approximately $200 million. This excludes the construction of the incinerator, which will likely add approximately $50 million in 2015. We also intend to sell approximately $25-$50 million of assets, so that our capital expenditures, net of disposals in 2015 will be approximately $200-$225 million. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Stockholder Matters
On February 25, 2014, our board of directors authorized the repurchase of up to $150 million of our common stock. The repurchase program authorizes us to purchase our common stock on the open market from time to time. During the year ended December 31, 2014, we repurchased and retired a total of approximately 2.0 million shares of our common stock for approximately $104.3 million under this program. As of December 31, 2014, an additional $45.7 million remained available for repurchase of shares under the current authorized program. We have funded and intend to fund future repurchases through available cash resources.  The share repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
On December 3, 2012, we completed a public offering of 6.9 million shares of our common stock at a public offering price of $56.00 per share. After deducting the underwriters’ discount and offering expenses payable by us, the net proceeds of the offering were approximately $369.3 million.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, allowance for doubtful accounts, accounting for landfills, non-landfill closure and post-closure liabilities, remedial liabilities, goodwill, permits and other intangible assets, insurance accruals, legal matters, and provision for income taxes. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements. See also Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report, which discusses the significant assumptions used in applying our accounting policies.
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
Landfill Assets. Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are amortized under the units-of-consumption method such that the asset is completely amortized when the landfill ceases accepting waste.
Landfill Capacity. Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. Our management applies the following criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a basis to evaluate the likelihood of success of unpermitted expansions:

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

•	Our Company or other owner of the landfill has a legal right to use or obtain the right to use the land associated with the expansion plan.

•	There are no significant known political, technical, legal or business restrictions or other issues that could impair the success of such expansion.

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
As of December 31, 2014, there were three unpermitted expansions at three locations included in management's landfill calculation, which represented 27.0% of our remaining airspace at that date. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities. The balance of landfill final closure and post-closure liabilities at December 31, 2014 and 2013 was $29.9 million and $27.6 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities at least every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2014 and 2013 was $20.8 million and $19.5 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2014 and 2013 was $155.1 million and $172.5 million, respectively. See Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2014 and 2013. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third party. As described in Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
Goodwill.   Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate the carrying value of the reporting unit may exceed its fair value. This review is performed by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a step II analysis of the fair value of all the elements of the reporting unit is performed to determine if and to what degree goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the value of the goodwill implied by the results of the step II analysis.

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. At December 31, 2014, we had seven reporting units. Our Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services segments each constitute a reporting unit. Our Industrial and Field Services segment includes two separate reporting units: Industrial Services and Field Services.

We conducted our annual impairment test of goodwill for all of our seven reporting units as of December 31, 2014 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary. In all cases except for our Oil Re-refining and Recycling reporting unit and the Oil and Gas Field Services segment the estimated fair values of each reporting unit significantly exceeded their carrying values. Current fair value for all of our reporting units was determined using an income approach (a discounted cash flow analysis) which incorporated several underlying estimates and assumptions with varying degrees of uncertainty. In all instances we corroborated our estimated fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units. We also performed a reconciliation of the total estimated fair values of all reporting units to our market capitalization.

We continually monitor our reporting units as well as external events and circumstances which could impact our underlying businesses and potentially indicate that a reporting unit’s fair value is below its carrying value.

As of September 30, 2014, primarily as a result of significantly decreasing market prices which began to occur in the third quarter of 2014 for base and blended oil products sold by our Oil Re-refining and Recycling reporting unit, an interim goodwill impairment test which included both Step I and Step II analyses was performed and resulted in a $123.4 million goodwill impairment charge being recognized. Subsequent to this charge being recorded and as of September 31, 2014 the Oil Re-refining and Recycling reporting unit had a goodwill balance of $51.2 million.

As of December 31, 2014 and in connection with our annual review we again performed a Step I goodwill impairment test relative to the Oil Re-refining and Recycling reporting unit and determined that an impairment did not exist as of December 31, 2014 as the estimated fair value of the reporting unit exceeded its carrying value by 13%.

In determining the fair value of the Oil Re-refining and recycling reporting unit at both September 30, 2014 and December 31, 2014, we used an income approach (a discounted cash flow analysis) which incorporated significant estimates and assumptions related to future periods including, anticipated revenue growth rates and margin assumptions, expected capital expenditure and depreciation levels and applicable tax rates. These assumptions were primarily determined based upon the reporting unit’s historical results, current forecast expectations and external market and industry indicators. Reasonable estimates of the reporting unit’s weighted average cost of capital (“WACC”),which is used to discount future estimated cash flows to their present value, were also determined. The WACC utilized was, to the extent possible, based upon externally available data related to a market participants target capital structure and required returns and based upon comparable guideline companies.

Our valuation model developed as of December 31, 2014, is based upon our most recent internal budgets and assumes reduced costs related to the collection and purchase of used engine and industrial oils as we better align our cost structure with current market prices, as well as our current view of base and blended oil pricing which are anticipated to be lower than 2014 levels. Future results reflected in the model assumes revenue growth driven from our business initiative to increase the levels of sales attributable to blended product and an ability to maintain lower costs of used oils. Future results and cash flows and therefore the current estimate of the fair value of the Oil Re-refining and Recycling reporting unit and the goodwill impairment charge recorded in 2014, by their nature, are estimates. If market pricing were to decline to levels which are not currently anticipated and we were unable to properly align the reporting unit’s cost structure, additional impairment of fixed assets, intangibles, or goodwill could result and material charges may be required. Further, if market interest rates increase or other factors impacting the WACC result in increases in the WACC, the discounted value of the estimated cash flows could be materially lower than our current estimate and material impairment charges of goodwill may result.

Our Oil and Gas Field Services segment generates a significant portion of its revenues from customers in the oil and gas industry in Western Canada and other areas of North America and is therefore impacted by general economic activity specific to this sector. The levels of spending in this industry and therefore demand for our services is influenced by changes in current and future anticipated prices of oil and natural gas which over long periods of time have historically been volatile. In connection with our annual impairment review we conducted a Step I impairment test relative to the $33.7 million of goodwill recorded in our Oil and Gas Field Services reporting unit and concluded that no impairment existed as of December 31, 2014. As a result of currently depressed and uncertain future prices of gas and oil and lower demand for our services, the 2014 results and current near term expectations of the Oil and Gas Field Services segment are lower than historical performance. In estimating the current fair value of the reporting unit for purposes of the Step I test, we utilized an income approach which incorporated significant estimates and assumptions related to future periods including, anticipated revenue growth rates and margin assumptions, expected capital expenditure and depreciation levels, applicable tax rates and estimates of the reporting units current WACC. We corroborated our estimated fair value derived from the income approach by also considering the fair value of comparable companies to our reporting unit. This valuation model utilized to estimate the fair value for the Oil and Gas Field Services reporting unit resulted in a fair value which exceeds its carrying value by 13% thus evidencing that no impairment exists at December 31, 2014.

The valuation model utilized to estimate the fair value of the Oil and Gas Field Services reporting unit assumes recovery from the current business downturn over a discrete future period. During the fourth quarter of 2014, oil prices experienced significant declines which have adversely impacted our current revenues and expectations of revenues for at least the near term. There is significant uncertainty in the near term prices related to oil and gas as well as the levels of market activity in the industry and therefore our valuation model considered a number of scenarios which could reasonably occur in the near term. Over the longer term we believe that the outlook for oil prices and the demand for our services will return to more normalized levels as our customers will continue to invest in the exploration and production of oil and gas. The valuation model also assumes that we will be able to control costs and investments in capital expenditures at levels commensurate with current near term revenue assumptions. WACC assumptions utilized in the model were based upon based upon externally available data related to a market participants target capital structure and required returns and based upon comparable guideline companies.

The valuation model utilized includes significant underlying estimates and assumptions which by their nature are uncertain of occurring in future periods. As such and due to current market circumstances and the relatively low amount of excess fair value over carrying value, if future events and circumstances are different than our current assumptions future impairments of goodwill related to the Oil and Gas Field Services reporting unit could be recorded. Examples of such events or circumstances could be if oil and gas prices remain depressed for a longer period of time than anticipated and demand for our services does not return to normalized levels thus reducing future profitability expectations, we are unable to manage our cost structure or market factors adversely impact the reporting units estimated WACC.

We believe that the assumptions used in our impairment analyses are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. We will continue to monitor the performance of all of our reporting units and if the businesses experience adverse changes in these key assumptions, we will perform interim goodwill impairment analyses as deemed necessary. Future changes in the businesses and/or market factors could impact the estimated future cash flow levels or assumptions used and may result in future goodwill impairment charges being recognized.

See further information related to the goodwill impairment charges recorded in Note 6, "Goodwill and Other Intangible Assets," to our consolidated financial statements included in Item 8 of this report.

Intangible Assets. Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangibles exceeded their carrying values at December 31, 2014. We will continue to closely monitor the performance of our indefinite-lived intangible assets. There can be no assurance that future events will not result in an impairment of indefinite-lived intangible assets.
Long-Lived Assets.     Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation or amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. The impairment loss, if any, is measured as the excess of the carrying amount over the fair value of the asset and is recorded in the period in which the determination is made. Any resulting impairment losses recorded by us could have an adverse impact on our results of operations by either decreasing net income or increasing net loss. There were no impairment charges related to long-lived assets during the years ended December 31, 2014, 2013 and 2012.
Legal Matters.    As described in Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2014, we had reserves of $33.6 million consisting of (i) $27.7 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in the $205.8 million accrued environmental liabilities as of December 31, 2014 for closure, post-closure and remediation as described above, and (ii) $5.9 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $2.9 million more. Actual expenses incurred in future periods could differ materially from accruals established.
Provision for Income Taxes.    Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management's best estimate of future taxes to be paid. We are subject to income taxes in both the United States and in foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any U.S. tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2014, the amount of earnings for which no repatriation tax has been provided was $222.6 million. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions relating to interest rate risk, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2014 (in thousands):

Scheduled Maturity Dates	2015	2016	2017	2018	2019	Thereafter	Total
Senior unsecured notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000
Senior unsecured notes due 2021	—	—	—	—	—	595,000	595,000
Capital lease obligations	536	—	—	—	—	—	536
	$536	$—	$—	$—	$—	$1,395,000	$1,395,536
Weighted average interest rate on fixed rate borrowings	5.2%					5.2%
In addition to the fixed rate borrowings described in the above table, we had at December 31, 2014, variable rate instruments that included a revolving credit facility with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Interest payments in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and in the amount of $15.2 million each related to the $595.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2014, the Canadian subsidiaries transacted approximately 7.1% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $2.6 million and $1.0 million for the year ended December 31, 2014 and 2013, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 2, 2015

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$246,879	$310,073
Marketable securities	—	12,435
Accounts receivable, net of allowances aggregating $25,661 and $18,106, respectively	557,131	579,394
Unbilled accounts receivable	40,775	26,568
Deferred costs	19,018	16,134
Inventories and supplies	168,663	152,096
Prepaid expenses and other current assets	57,435	41,962
Deferred tax assets	36,532	32,517
Total current assets	1,126,433	1,171,179
Property, plant and equipment, net	1,558,834	1,602,170
Other assets:
Deferred financing costs	17,580	20,860
Goodwill	452,669	570,960
Permits and other intangibles, net	530,080	569,973
Other	18,682	18,536
Total other assets	1,019,011	1,180,329
Total assets	$3,704,278	$3,953,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$536	$1,329
Accounts payable	267,329	316,462
Deferred revenue	62,966	55,454
Accrued expenses	219,549	236,829
Current portion of closure, post-closure and remedial liabilities	22,091	29,471
Total current liabilities	572,471	639,545
Other liabilities:
Closure and post-closure liabilities, less current portion of $4,999 and $5,884, respectively	45,702	41,201
Remedial liabilities, less current portion of $17,092 and $23,587, respectively	138,029	148,911
Long-term obligations	1,395,000	1,400,000
Capital lease obligations, less current portion	—	1,435
Deferred taxes, unrecognized tax benefits and other long-term liabilities	290,205	246,947
Total other liabilities	1,868,936	1,838,494
Commitments and contingent liabilities (See Note 16)
Stockholders' equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 58,903,482 and 60,672,180 shares, respectively	589	607
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	805,029	898,165
Accumulated other comprehensive loss	(110,842)	(19,556)
Accumulated earnings	568,564	596,892
Total stockholders' equity	1,262,871	1,475,639
Total liabilities and stockholders' equity	$3,704,278	$3,953,678
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands except per share amounts)

	For the years ended December 31,
	2014	2013	2012
Revenues:
Service revenues	$2,639,796	$2,729,205	$2,063,160
Product revenues	761,840	780,451	124,748
Total revenues	3,401,636	3,509,656	2,187,908
Cost of revenues: (exclusive of items shown separately below)
Service revenues	1,790,377	1,874,448	1,439,594
Product revenues	651,419	668,185	101,027
Total cost of revenues	2,441,796	2,542,633	1,540,621
Selling, general and administrative expenses	437,921	470,477	273,520
Accretion of environmental liabilities	10,612	11,541	9,917
Depreciation and amortization	276,083	264,449	161,646
Goodwill impairment charge	123,414	—	—
Income from operations	111,810	220,556	202,204
Other income (expense)	4,380	1,705	(802)
Loss on early extinguishment of debt	—	—	(26,385)
Interest expense, net of interest income of $819, $507, and $846, respectively	(77,668)	(78,376)	(47,287)
Income before provision (benefit) for income taxes	38,522	143,885	127,730
Provision (benefit) for income taxes	66,850	48,319	(1,944)
Net (loss) income	$(28,328)	$95,566	$129,674
(Loss) earnings per share:
Basic	$(0.47)	$1.58	$2.41
Diluted	$(0.47)	$1.57	$2.40
Shares used to compute (loss) earnings per share — Basic	60,311	60,574	53,884
Shares used to compute (loss) earnings per share — Diluted	60,311	60,728	54,079
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net (loss) income	$(28,328)	$95,566	$129,674
Other comprehensive (loss) income:
Unrealized gains on available-for-sale securities (net of taxes of $183, $208 and $177, respectively)	976	1,244	1,008
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $508)	(2,880)	—	—
Foreign currency translation adjustments	(88,725)	(70,791)	17,925
Unfunded pension liability (net of taxes of $248, $123 and $231, respectively)	(657)	359	(654)
Other comprehensive (loss) income	(91,286)	(69,188)	18,279
Comprehensive (loss) income	$(119,614)	$26,378	$147,953

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(28,328)	$95,566	$129,674
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	276,083	264,449	161,646
Goodwill impairment charge	123,414	—	—
Pre-tax, non-cash acquisition accounting inventory adjustments	—	13,559	—
Allowance for doubtful accounts	8,917	7,933	1,213
Amortization of deferred financing costs and debt discount	3,289	3,301	1,793
Accretion of environmental liabilities	10,612	11,541	9,917
Changes in environmental liability estimates	(3,367)	(3,682)	(8,458)
Deferred income taxes	32,320	31,119	34,163
Other (income) expense	(4,380)	(1,705)	802
Stock-based compensation	8,800	8,946	7,494
Excess tax benefit of stock-based compensation	(878)	(1,409)	(2,556)
Net tax benefit on stock-based awards	816	1,399	2,546
Write-off of deferred financing costs and debt (premium) discount	—	—	5,341
Environmental expenditures	(20,245)	(19,416)	(11,191)
Changes in assets and liabilities:
Accounts receivable and unbilled accounts receivables	(14,342)	(54,213)	60,550
Inventories and supplies	(21,339)	(1,144)	(12,871)
Other current assets	(19,030)	20,857	3,157
Accounts payable	(52,026)	37,117	5,930
Other current and long-term liabilities	(2,950)	1,621	(64,785)
Net cash from operating activities	297,366	415,839	324,365
Cash flows from investing activities:
Additions to property, plant and equipment	(257,613)	(280,207)	(197,397)
Proceeds from sales of fixed assets	8,164	4,699	8,125
Acquisitions, net of cash acquired	(16,187)	(63,264)	(1,373,921)
Additions to intangible assets including costs to obtain or renew permits	(6,519)	(6,740)	(4,046)
Purchase of marketable securities	—	—	(10,517)
Proceeds from sales of investments	13,861	—	—
Other	—	—	5,120
Net cash used in investing activities	(258,294)	(345,512)	(1,572,636)
Cash flows from financing activities:
Change in uncashed checks	15,069	12,268	(12,070)
Proceeds from exercise of stock options	—	400	288
Remittance of shares, net	(2,793)	(731)	(2,912)
Repurchases of common stock	(104,341)	—	—
Excess tax benefit of stock-based compensation	878	1,409	2,556
Deferred financing costs paid	—	(2,504)	(19,056)
Repayment of long-term obligations	(5,000)	—	(520,000)
Proceeds from employee stock purchase plan	4,364	7,425	6,196
Payments on capital leases	(2,122)	(4,891)	(6,599)
Proceeds from issuance of common stock, net	—	—	369,520
Distribution of cash earned on employee participation plan	—	—	(55)
Issuance of senior unsecured notes, at par	—	—	1,400,000
Issuance costs related to issuances of common stock	—	(250)	—
Net cash (used in) from financing activities	(93,945)	13,126	1,217,868
Effect of exchange rate change on cash	(8,321)	(3,216)	(484)
(Decrease) increase in cash and cash equivalents	(63,194)	80,237	(30,887)
Cash and cash equivalents, beginning of year	310,073	229,836	260,723
Cash and cash equivalents, end of year	$246,879	$310,073	$229,836
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$75,408	$75,627	$41,817
Income taxes paid (received)	42,022	(8,162)	13,179
Non-cash investing and financing activities:
Property, plant and equipment accrued	23,563	33,214	29,788
Transfer of inventory to property, plant and equipment	1,324	11,369	—
Accrued business combination adjustments	355	—	(750)
Assets acquired through capital lease	—	—	154
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value				Accumulated Earnings
Balance at January 1, 2012	53,183	$532	$(469)	$497,919	$31,353	$371,652	$900,987
Net income	—	—	—	—	—	129,674	129,674
Other comprehensive income	—	—	—	—	18,279	—	18,279
Stock-based compensation	168	—	—	7,494	—	—	7,494
Issuance of restricted shares, net of shares remitted	(48)	—	—	(2,912)	—	—	(2,912)
Issuance of common stock, net of issuance cost	6,900	69	—	369,451	—	—	369,520
Exercise of stock options	47	3	—	285	—	—	288
Net tax benefit on stock-based awards	—	—	—	2,546	—	—	2,546
Employee stock purchase plan	135	—	—	6,196	—	—	6,196
Balance at December 31, 2012	60,385	$604	$(469)	$880,979	$49,632	$501,326	$1,432,072
Net income	—	—	—	—	—	95,566	95,566
Other comprehensive loss	—	—	—	—	(69,188)	—	(69,188)
Stock-based compensation	74	—	—	8,946	—	—	8,946
Issuance of restricted shares, net of shares remitted	(19)	—	—	(731)	—	—	(731)
Issuance costs related to issuances of common stock	—	—	—	(250)	—	—	(250)
Exercise of stock options	61	3	—	397	—	—	400
Net tax benefit on stock-based awards	—	—	—	1,399	—	—	1,399
Employee stock purchase plan	171	—	—	7,425	—	—	7,425
Balance at December 31, 2013	60,672	$607	$(469)	$898,165	$(19,556)	$596,892	$1,475,639
Net loss	—	—	—	—	—	(28,328)	(28,328)
Other comprehensive loss	—	—	—	—	(91,286)	—	(91,286)
Stock-based compensation	—	—	—	8,800	—	—	8,800
Issuance of restricted shares, net of shares remitted	113	1	—	(2,794)	—	—	(2,793)
Repurchases of common stock	(1,973)	(20)	—	(104,321)	—	—	(104,341)
Net tax benefit on stock-based awards	—	—	—	816	—	—	816
Employee stock purchase plan	91	1	—	4,363	—	—	4,364
Balance at December 31, 2014	58,903	$589	$(469)	$805,029	$(110,842)	$568,564	$1,262,871
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
Reclassifications
During the second quarter of 2014, the Company made changes to the manner in which it manages the business, makes operating decisions and assesses performance. These changes included the reassignment of certain departments among the Company's operating segments in line with management reporting changes as well as the identification of Lodging Services as an additional segment. Under the new structure, the Company's operations are managed in six reportable segments: Technical Services, Industrial and Field Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services. The amounts presented for all periods herein have been recast to reflect the impact of such changes. These reclassifications and adjustments had no effect on consolidated net income, comprehensive income, cash flows or stockholders' equity for any of the periods presented.

For 2014, the Company aggregated the cash flow effects of the change in unbilled receivables with the change from accounts receivable in the Consolidated Statements of Cash Flows. Previously the cash flow effect of the change in unbilled receivables was aggregated with changes in other current assets. Prior year amounts have been recast to conform to the current year presentation.
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

The Company's financial instruments consist of cash and cash equivalents, accounts and unbilled receivable, accounts payable and accrued liabilities and long-term debt obligations. Due to the short-term nature of these instruments, with the exception of long-term debt obligations, their estimated fair value approximates carrying value. Long-term debt obligations are recorded at par.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash, Cash Equivalents and Uncashed Checks

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with original maturities of three months or less. The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made, at the Company's discretion, either from funds provided by other accounts or under the terms of the Company's revolving credit facility. Therefore, until checks are presented for payment, there is no right of offset by the bank and the Company continues to have control over cash relating to both released as well as unreleased checks. Checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank are classified as uncashed checks as part of accounts payable and added back to cash balances.
Marketable Securities
The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. Unrealized gains and losses are reported, net of tax, as a component of other comprehensive income. At December 31, 2014, the Company did not hold any marketable securities. At December 31, 2013, marketable securities was $12.4 million and were classified as Level 1 in the fair value hierarchy.
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
Credit Concentration
Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company maintains policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. As of December 31, 2014 and 2013, no individual customer accounted for more than 10% of accounts receivable. During each of the years ended December 31, 2014, 2013 and 2012, no individual customer accounted for more than 10% of total revenues.
Unbilled Receivables
The Company recognizes unbilled accounts receivable for service and disposal transactions rendered but not invoiced to the customer by the end of the period.
Deferred Costs Relating to Deferred Revenue
Commissions and other incremental direct costs, primarily costs of materials and transportation expenses, relating to deferred revenue from the Company’s parts cleaning services, containerized waste services and vacuum services are capitalized and deferred. The deferred costs are included in current assets in the consolidated balance sheet and charged to expense when the related revenues are recognized.
Inventories and Supplies
Inventories are stated at the lower of cost or market. The cost of oil and oil products is principally determined on a first-in, first-out ("FIFO") basis. The cost of supplies and drums, solvent and solution and other inventories is determined on a FIFO or a weighted average cost basis. Costs for oil and oil products, solvent and repair parts include purchase costs, fleet and fuel costs, direct labor, transportation costs and production related costs. The Company continually reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.

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
Leasehold and building improvements have a weighted average life of 10.0 years.
Camp equipment consists of industrial lodging facilities that are utilized to provide lodging services to downstream oil and gas companies in Western Canada.
Solar equipment consists of a solar array that is used to provide electric power for a continuously operating groundwater decontamination pump and treatment system at a closed and capped landfill located in New Jersey.
The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. For the years ended December 31, 2014, 2013 and 2012, the Company did not record impairment charges related to long-lived assets. The Company will continue to assess all of its long-lived assets for impairment as necessary.
Goodwill
Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a step II goodwill impairment test is performed to determine if goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the implied value of the goodwill. See Note 6, "Goodwill and Other Intangible Assets," for additional information related to the Company's goodwill impairment tests and the $123.4 million goodwill impairment charge recorded in 2014.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Permits and other intangibles

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

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangible assets exceeded their carrying values at December 31, 2014 and 2013.
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
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $14.1 million, $16.8 million and $17.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
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
As of December 31, 2014, there were three unpermitted expansions at three locations included in the Company's landfill accounting model, which represented 27.0% of the Company's remaining airspace at that date. If actual expansion airspace is significantly different from the Company's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting the Company's profitability. If the Company determines that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if the Company determines a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
As of December 31, 2014, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	12	834	—	834
Buttonwillow	California	22	7,379	—	7,379
Deer Park	Texas	8	305	—	305
Deer Trail	Colorado	29	1,994	—	1,994
Grassy Mountain	Utah	17	1,921	—	1,921
Kimball	Nebraska	20	268	—	268
Lambton	Ontario	38	54	4,708	4,762
Lone Mountain	Oklahoma	33	2,301	2,650	4,951
Ryley	Alberta	9	735	880	1,615
Sawyer	North Dakota	14	3,783	—	3,783
Westmorland	California	64	2,732	—	2,732
			22,306	8,238	30,544
At December 31, 2014 and 2013, the Company had no cubic yards of permitted, but not highly probable, airspace.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table presents the remaining highly probable airspace from January 1, 2012 through December 31, 2014 (in thousands of cubic yards):

	2014	2013	2012
Remaining capacity at January 1,	29,323	29,643	27,557
Addition of highly probable airspace, net	2,809	1,218	3,598
Consumed	(1,588)	(1,538)	(1,512)
Remaining capacity at December 31,	30,544	29,323	29,643
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2014 and 2013 was $29.9 million and $27.6 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during 2014 and 2013) and discounted at the Company's credit-adjusted risk-free interest rate (6.54% and 6.60% during 2014 and 2013, respectively.)
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
The balance of non-landfill closure and post-closure liabilities at December 31, 2014 and 2013 was $20.8 and $19.5 million, respectively. Management bases estimates for non-landfill closure and post-closure liabilities on its interpretation of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. The Company's cost estimates are calculated using internal sources as well as input from third party experts. Management uses probability scenarios to estimate when future operations will cease and inflates the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities
The balance of remedial liabilities at December 31, 2014 and 2013 was $155.1 million and $172.5 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last 13 years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 126 Superfund sites as of December 31, 2014. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.
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

Foreign Currency
During the year ended December 31, 2014 and 2013, the Company had operations in Canada, and to a much lesser extent, Mexico and Trinidad. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of income.
Revenue Recognition and Deferred Revenue
During 2014, the Company provided environmental, energy, lodging and industrial services through six segments: Technical Services, Industrial and Field Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services, and Oil and Gas Field Services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. The master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements.
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
Industrial Services provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking and pigging to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Field Services provides cleanup services on customer sites or other locations on a scheduled or emergency response basis, as well as oil and oil products recycling. The Company's services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recorded as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.
Oil Re-refining and Recycling revenue is generated from re-refining used oil to produce high quality base and blended lubricating oils, and recycling used oil collected in excess of the Company's re-refining capacity into recycled fuel oil. The high quality base and blended lubricating oils are sold to third-party distributors, retailers, government agencies, fleets, railroads and industrial customers. The recycled fuel oil is sold to asphalt plants, industrial plants, blenders, pulp and paper companies, vacuum gas oil producers and marine diesel oil producers. Revenue is recognized upon delivery to the customer.

S-K Environmental Services revenue is generated from providing parts cleaning services, containerized waste services, oil collection services and other complementary products and services. Parts cleaning services generally consist of placing a specially designed parts washer at a customer's premises and then, on a recurring basis, delivering clean solvent or aqueous-based washing fluid, cleaning and servicing the parts washer and removing the used solvent or aqueous fluid. The Company also services customer-owned parts washers. Revenue from parts cleaning services is recognized over the service interval. Service intervals represent the actual amount of time between service visits to a particular parts cleaning customer. Average service intervals vary from seven to 14 weeks depending on several factors, such as customer accommodation, types of machines serviced and frequency of use. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of hazardous and non-hazardous wastes. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Revenues for treatment and disposal of the waste is recognized upon disposal, or when the waste is shipped to a third party for processing and disposal. Other complementary products and services include vacuum services, sale of allied supply products and other environmental services. Revenue is recognized when products are delivered and services are performed.

Lodging Services provides accommodation services, along with catering and hospitality primarily in remote areas of Western Canada.  In addition, within Lodging Services is a manufacturing unit that provides construction of modular camp accommodations and wastewater solutions.  Revenue for lodging and related services is recognized in the period each room is used by the customer based on the related lodging agreements. Revenue for manufacturing services is recognized based on contracted terms resulting in either a percentage of completion methodology or upon transfer of ownership of completed units.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

  For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are included in costs of revenues. In the course of the Company's operations, it collects sales tax from its customers and recognizes a current liability which is then relived when the taxes are remitted to the appropriate governmental authorities. The Company excludes the sales tax collected from its revenues.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $11.3 million in 2014, $10.8 million in 2013 and $5.0 million in 2012.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. In addition, the Company issues awards with performance targets which are recognized as expense over the requisite service period when management believes it is probable those targets will be achieved. The fair value of the Company's grants of restricted stock are based on the quoted market price for the Company's common stock on the respective dates of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model. Compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.
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
The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of income. Accrued interest and penalties are included within deferred taxes, unrecognized tax benefits and other long-term liabilities line in the consolidated balance sheet.
(Loss) Earnings per Share ("EPS")
Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.
Business Combinations
For all business combinations, the Company records 100% of all assets and liabilities of the acquired business, including goodwill, at their estimated fair values. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received.

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
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The Company is currently evaluating the impact of this standard implementation will have on the Company's consolidated financial statements.
(3) BUSINESS COMBINATIONS
2014 Acquisitions
In 2014, the Company acquired the assets of two privately owned companies for approximately $16.1 million in cash, net of cash acquired. The purchase prices are subject to customary post-closing adjustments based upon finalized working capital amounts. The acquired companies have been integrated into the Technical Services and Lodging Services segments.
2013 Acquisitions
Evergreen
On September 13, 2013, the Company acquired all of the outstanding shares of Evergreen Oil, Inc. (“Evergreen”) for a final purchase price of $56.3 million in cash, net of cash acquired. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil. Evergreen owns and operates one of the only oil re-refining operations in the Western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables the Company to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in the Company's consolidated financial statements since acquisition and are primarily included in the Oil Re-refining and Recycling segment.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)
The following table summarizes the recognized amounts of assets acquired and liabilities assumed at September 13, 2013 (in thousands):

	Preliminary Allocations	Measurement Period Adjustments	Final Allocations
Inventories and supplies	$1,089	$—	$1,089
Prepaid and other current assets	1,291	(273)	1,018
Property, plant and equipment	40,563	—	40,563
Permits and other intangibles	17,100	—	17,100
Deferred tax assets, less current portion	2,368	(2,368)	—
Other assets	3,607	(239)	3,368
Current liabilities	(6,198)	(552)	(6,750)
Closure and post-closure liabilities	(659)	—	(659)
Remedial liabilities, less current portion	(2,103)	463	(1,640)
Other long-term liabilities	(1,139)	(920)	(2,059)
Total identifiable net assets	55,919	(3,889)	52,030
Goodwill	—	4,288	4,288
Total	$55,919	$399	$56,318
2012 Acquisitions
Safety-Kleen
On December 28, 2012, the Company acquired 100% of the outstanding common shares of Safety-Kleen, Inc. ("Safety-Kleen") for approximately $1.26 billion in cash. The Company financed the purchase through a combination of approximately $305.0 million of existing cash, $369.3 million in net proceeds from the Company's public offering of 6.9 million shares of Clean Harbors common stock, and approximately $589.0 million in net proceeds from the Company's private placement of $600.0 million of 5.125% senior unsecured notes due 2021. During the years ended December 31, 2013 and 2012, the Company incurred acquisition-related costs of approximately $2.7 million and $6.3 million, respectively, in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of income. Safety-Kleen, headquartered in Richardson, Texas, is the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and environmental services to commercial, industrial and automotive customers in North America. The acquisition of Safety-Kleen enables the Company to (i) penetrate the small quantity waste generator market, (ii) broaden its waste treatment capabilities to include re-refining waste oil and expanded recycling capabilities, (iii) drive a substantial increase in waste volumes into its existing waste disposal treatment network, (iv) capitalize on the growing demand for recycled products including re-refined oil, (v) enhance its commitment to sustainability, (vi) leverage the combined sales forces to maximize cross-selling opportunities, (vii) leverage operating efficiencies through the combined company and (viii) add to its cash flow.
As of December 31, 2013, the Company finalized the purchase accounting for the acquisition of Safety-Kleen. The purchase accounting measurement period adjustments were applied retrospectively to the December 31, 2012 balance sheet. Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

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

2012
Pro forma combined revenues	$3,529,592
Pro forma combined net income	$125,425
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

2012
Pro forma combined revenues	$2,268,621
Pro forma combined net income	$130,322

(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Oil and oil products	$62,111	$59,639
Supplies and drums	68,547	64,471
Solvent and solutions	9,355	10,100
Modular camp accommodations	15,776	6,343
Other	12,874	11,543
Total inventories and supplies	$168,663	$152,096
Other inventories consist primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$98,507	$99,794
Asset retirement costs (non-landfill)	10,871	10,938
Landfill assets	110,984	100,983
Buildings and improvements	338,242	327,956
Camp equipment	180,575	187,831
Vehicles	471,615	425,296
Equipment	1,302,424	1,201,296
Furniture and fixtures	5,517	5,260
Construction in progress	45,605	58,010
	2,564,340	2,417,364
Less - accumulated depreciation and amortization	1,005,506	815,194
Total property, plant and equipment, net	$1,558,834	$1,602,170
Interest in the amount of $0.5 million, $0.9 million and $0.2 million was capitalized to fixed assets during the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense, inclusive of landfill amortization was $239.4 million, $229.4 million and $144.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Balance at January 1	$570,960	$579,715
Acquired from acquisitions	7,401	—
Increase from adjustments related to the acquisitions during the measurement period	4,288	1,308
Goodwill impairment charge	(123,414)	—
Foreign currency translation and other	(6,566)	(10,063)
Balance at December 31	$452,669	$570,960
At December 31, 2014 the total accumulated goodwill impairment charge was $123.4 million, all within the Oil Re-refining and Recycling segment and recorded during the year ended December 31, 2014.
As of September 30, 2014 and principally resulting from decreases in the market prices, which took place during the third quarter of 2014, of oil products sold by the Oil Re-refining and Recycling reporting unit which negatively impacted anticipated revenue and earnings levels, the Company concluded that an interim goodwill impairment test was required.

In performing Step I of this goodwill impairment test, the estimated fair value of the Oil Re-refining and Recycling reporting unit was determined using an income approach based upon discounted cash flows and was compared to the reporting unit's carrying value as of September 30, 2014. Based on the results of that valuation, the carrying amount of the reporting unit, including $174.3 million of goodwill, exceeded its estimated fair value and as a result the Company performed Step II of the goodwill impairment test to determine the amount of goodwill impairment charge to be recorded.

Step II of the goodwill impairment test required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount. The estimates of the fair values of intangible assets identified in performing this theoretical purchase price allocation and resulting implied fair value of goodwill required significant judgment. Based on the results of this goodwill impairment test, the Company recognized a goodwill impairment charge for the Oil Re-refining and Recycling segment of $123.4 million as of September 30, 2014.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
The factors contributing to the $123.4 million goodwill impairment charge principally related to decreases in the market prices of base and blended oil products which occurred during the third quarter of 2014. These decreasing market prices negatively impacted the profitability of the Oil Re-refining and Recycling segment and further resulted in lower assumptions for future revenues and profits of the business. These factors adversely affected the estimated fair value of the reporting unit as of September 30, 2014 and ultimately led to the recognition of the goodwill impairment charge.

The Company conducted its annual impairment test of goodwill for all of the Company's seven reporting units as of December 31, 2014 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases except for the Company's Oil Re-refining and Recycling reporting unit and the Oil and Gas Field Services segment, the estimated fair values of the reporting unit significantly exceeded their carrying values.

Significant judgments and unobservable inputs categorized as level III in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The Company believes that the assumptions used in its annual and any interim date impairment tests are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge.

The performance of the Company's reporting units will continue to be monitored. If the Company's reporting units do not achieve the financial performance that the Company expects, it is possible that an additional goodwill impairment charge may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.
As of December 31, 2014 and 2013, the Company's finite-lived and indefinite lived intangible assets consisted of the following (in thousands):

	December 31, 2014				December 31, 2013
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$156,692	$55,318	$101,374	19.0	$157,327	$50,858	$106,469	19.6
Customer and supplier relationships	370,373	77,697	292,676	11.0	377,899	52,814	325,085	12.1
Other intangible assets	31,540	19,074	12,466	3.2	29,299	15,518	13,781	3.3
Total amortizable permits and other intangible assets	558,605	152,089	406,516	11.4	564,525	119,190	445,335	12.2
Trademarks and trade names	123,564	—	123,564	Indefinite	124,638	—	124,638	Indefinite
Total permits and other intangible assets	$682,169	$152,089	$530,080		$689,163	$119,190	$569,973
As a result of the goodwill impairment charge recorded by the Oil Re-refining and Recycling reporting unit during 2014, the Company also considered whether the reporting units' carrying values of finite-lived intangible and other long lived assets may not be entirely recoverable or whether the carrying value of certain indefinite lived intangibles were impaired. As a result of these analyses, the Company concluded that no impairment of intangible or other long lived assets then existed.
Amortization expense of permits and other intangible assets for the years ended December 31, 2014, 2013 and 2012 were $36.7 million, $35.1 million and $17.2 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2014 (in thousands):

Years Ending December 31,	Expected Amortization
2015	$35,282
2016	34,845
2017	32,889
2018	30,131
2019	26,296
Thereafter	247,073
$406,516
(7) ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2014	December 31, 2013
Insurance	$58,931	$57,993
Interest	20,527	20,731
Accrued compensation and benefits	59,006	60,902
Income, real estate, sales and other taxes	38,297	38,938
Other	42,788	58,265
	$219,549	$236,829
(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2013 through December 31, 2014 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2013	$26,658	$17,389	$44,047
Liabilities assumed in Evergreen acquisition	—	659	659
New asset retirement obligations	4,515	—	4,515
Accretion	3,016	1,730	4,746
Changes in estimates recorded to statement of income	(409)	47	(362)
Changes in estimates recorded to balance sheet	(1,697)	181	(1,516)
Expenditures	(4,175)	(347)	(4,522)
Currency translation and other	(304)	(178)	(482)
Balance at December 31, 2013	27,604	19,481	47,085
New asset retirement obligations	3,595	—	3,595
Accretion	2,583	1,875	4,458
Changes in estimates recorded to statement of (loss) income	(722)	73	(649)
Changes in estimates recorded to balance sheet	(1,304)	—	(1,304)
Expenditures	(1,580)	(546)	(2,126)
Currency translation and other	(244)	(114)	(358)
Balance at December 31, 2014	$29,932	$20,769	$50,701
All of the landfill facilities included in the above table were active as of December 31, 2014 and 2013. There were no significant charges (benefits) in 2014 and 2013 resulting from changes in estimates for closure and post-closure liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)
New asset retirement obligations incurred during 2014 and 2013 were discounted at the credit-adjusted risk-free rate of 6.54% and 6.60%, respectively.
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2015	$5,858
2016	13,622
2017	6,453
2018	4,962
2019	7,455
Thereafter	257,983
Undiscounted closure and post-closure liabilities	296,333
Less: Discount at credit-adjusted risk-free rate	(153,553)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(92,079)
Present value of closure and post-closure liabilities	$50,701
(9) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2013 through December 31, 2014 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2013	$5,829	$81,564	$95,953	$183,346
Liabilities assumed in Evergreen acquisition	—	—	2,384	2,384
Accretion	281	3,302	3,212	6,795
Changes in estimates recorded to statement of income	(190)	(2,813)	(317)	(3,320)
Expenditures	(93)	(7,599)	(7,202)	(14,894)
Currency translation and other	(203)	(192)	(1,418)	(1,813)
Balance at December 31, 2013	5,624	74,262	92,612	172,498
Adjustments during the measurement period related to Evergreen	—	—	(536)	(536)
Accretion	266	2,975	2,913	6,154
Changes in estimates recorded to statement of (loss) income	(113)	(2,645)	40	(2,718)
Expenditures	(109)	(5,940)	(12,070)	(18,119)
Currency translation and other	(248)	(124)	(1,786)	(2,158)
Balance at December 31, 2014	$5,420	$68,528	$81,173	$155,121
In 2014, the reduction in changes in estimates recorded to the statement of (loss) income was primarily related to estimated cost adjustments for remediation across various sites.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)
Anticipated payments at December 31, 2014 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2015	$17,519
2016	19,623
2017	12,593
2018	11,377
2019	13,911
Thereafter	112,491
Undiscounted remedial liabilities	187,514
Less: Discount	(32,393)
Total remedial liabilities	$155,121
Based on currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2014 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $155.1 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $25.8 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group and as of December 31, 2014.
Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (49 facilities)	$72,565	46.8%	$13,358
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (42 facilities)	68,527	44.2	11,023
Superfund sites owned by third parties (23 sites)	14,029	9.0	1,403
Total	$155,121	100.0%	$25,784
___________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)
Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$26,444	17.1%	$4,256
Bridgeport, NJ	Closed incinerator	18,664	12.0	2,565
Mercier, Quebec(2)	Idled incinerator and legal proceedings	13,049	8.4	1,436
Linden, NJ	Operating solvent recycling center	8,395	5.4	879
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (87 facilities)	74,540	48.1	15,245
Various(2)	Superfund sites (each representing less than 5% of total liabilities) owned by third parties (23 sites)	14,029	9.0	1,403
Total		$155,121	100.0%	$25,784
_________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

(2)
$27.7 million of the $155.1 million remedial liabilities and $2.9 million of the $25.8 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 16, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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
(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2014	December 31, 2013
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	595,000	600,000
Long-term obligations	$1,395,000	$1,400,000
Senior Unsecured Notes, at 5.25%, due August 1, 2020. On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 ("2020 Notes") with semi-annually fixed interest payments on February 1 and August 1 of each year, which commenced on February 1, 2013. On November 16, 2012, the Company completed an exchange offer for the unregistered 2020 Notes originally issued in the private placement for an equivalent amount of 2020 Notes the Company had registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement which became effective in October 2012. At December 31, 2014 and December 31, 2013, the fair value of the Company's 2020 Notes was $804.0 million and $822.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS (Continued)
The principal terms of the 2020 Notes are as follows:
The 2020 Notes will mature on August 1, 2020.  The notes bear interest at a rate of 5.25% per annum. Interest is payable semi-annually on February 1 and August 1 of each year. The Company may redeem some or all of the 2020 Notes at any time on or after August 1, 2016 upon proper notice, at the following redemption prices plus unpaid interest:

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
Senior Unsecured Notes, at 5.125%, due June 1, 2021.  On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes").  The Company used the net proceeds from such private placement to fund a portion of the purchase price to acquire Safety-Kleen. On May 21, 2013, the Company completed an exchange offer for the unregistered 2021 Notes originally issued in the private placement for an equivalent amount of 2021 Notes the Company had registered under the Securities Act pursuant to a registration statement which became effective in April 2013. The Company repurchased $5.0 million principal amount of the 2021 Notes during 2014. At December 31, 2014 and 2013, the fair value of the Company's 2021 Notes was $595 million and $604.2 million, respectively, based on quoted market prices or other available market data. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The principal terms of the 2021 Notes are as follows:
The 2021 Notes will mature on June 1, 2021.  The notes bear interest at a rate of 5.125% per annum. Interest is payable semi-annually on June 1 and December 1 of each year. The Company may redeem some or all of the 2021 Notes at the following redemption prices (expressed as percentages of the principal amount) if redeemed.

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
issued under the indenture. Additionally, at any time, or from time to time, prior to December 1, 2016, the Company may redeem some or all of the 2021 Notes at a price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest.
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
Revolving Credit Facility. On January 17, 2013, the Company entered into an amendment and restatement of the previously existing revolving credit facility with Bank of America, N.A. (“BofA”), as agent for the lenders under the facility.  The principal terms of the facility are:
(i) the maximum amount of borrowings and letters of credit which the Company may obtain under the facility is $400.0 million (with a $325.0 million sub-limit for letters of credit);
(ii) of such $400.0 million maximum amount, $300.0 million (with a $250.0 million sub-limit for letters of credit) is available for Clean Harbors, Inc. ("Parent") and its domestic subsidiaries and $100.0 million (with a $75.0 million sub-limit for letters of credit) is available for Parent's Canadian subsidiaries;
(iii)  the interest rate on borrowings under the facility, in the case of LIBOR loans, is LIBOR plus an applicable margin ranging (depending primarily on the Company's fixed charge coverage ratio for the most recently completed four fiscal quarters) from 1.50% to 2.00% per annum, and, in the case of base rate loans, BofA's base rate plus an applicable margin ranging from 0.50% to 1.00% per annum, and with such reduced applicable margin for LIBOR loans also to be the annual fee for outstanding letters of credit; and
(iv)  the term of the facility will expire on January 17, 2018.
Available credit for Parent and its domestic subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. The revolving credit facility is guaranteed by all of Parent’s domestic subsidiaries and secured by substantially all of Parent’s and its domestic subsidiaries’ assets. Available credit for Parent’s Canadian subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.
The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. At December 31, 2014 and 2013, the revolving credit facility had no outstanding loan balances, $238.4 million and $259.7 million, respectively, available to borrow and $134.5 million and $140.3 million, respectively, of letters of credit outstanding.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Domestic	$44,737	$85,775	$90,240
Foreign	(6,215)	58,110	37,490
Total	$38,522	$143,885	$127,730
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal (i)	$17,184	$5,264	$(29,401)
State	6,918	5,006	(10,736)
Foreign	10,428	6,930	4,030
	34,530	17,200	(36,107)
Deferred
Federal	33,858	20,574	23,521
State	1,840	2,074	2,865
Foreign	(3,378)	8,471	7,777
	32,320	31,119	34,163
Net provision (benefit) for income taxes	$66,850	$48,319	$(1,944)
_____________________

(i)
The 2012 benefit includes a decrease in unrecognized tax benefits of $52.4 million (net of interest and penalties of $29.3 million) resulting from expiring statute of limitation periods related to a historical Canadian debt restructuring transaction.

The Company's effective tax rate for fiscal years 2014, 2013 and 2012 was 173.5 percent, 33.6 percent and (1.5) percent, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Tax expense at US statutory rate	$13,483	$50,360	$44,705
State income taxes, net of federal benefit	7,429	4,052	3,526
Foreign rate differential	(2,916)	(10,478)	(8,607)
Non-deductible transaction costs	—	657	2,229
Uncertain tax position releases	—	(4,010)	(52,424)
Uncertain tax position interest and penalties	2,217	457	1,658
Goodwill impairment	44,273	—	—
Other	2,364	7,281	6,969
Net provision (benefit) for income taxes	$66,850	$48,319	$(1,944)

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)
The components of the total net deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Workers compensation and other claims related accruals	$15,904	$11,825
Provision for doubtful accounts	8,921	7,370
Closure, post-closure and remedial liabilities	43,640	53,302
Accrued expenses	13,451	19,671
Accrued compensation	12,094	5,681
Net operating loss carryforwards(1)	46,740	77,700
Tax credit carryforwards(2)	29,347	29,985
Uncertain tax positions accrued interest and federal benefit	1,953	1,949
Stock-based compensation	489	1,159
Other	3,622	2,170
Total deferred tax assets	176,161	210,812
Deferred tax liabilities:
Property, plant and equipment	(232,106)	(225,271)
Permits and other intangible assets	(155,326)	(159,223)
Total deferred tax liabilities	(387,432)	(384,494)
Total net deferred tax liability before valuation allowance	(211,271)	(173,682)
Less valuation allowance	(29,061)	(29,726)
Net deferred tax liabilities	$(240,332)	$(203,408)
___________________________________

(1)
As of December 31, 2014, the net operating loss carryforwards included (i) state net operating loss carryovers of $134.1 million which will begin to expire in 2015, (ii) federal net operating loss carryforwards of $84.7 million which will begin to expire in 2025, and (iii) foreign net operating loss carryforwards of $52.1 million which will begin to expire in 2015.

(2)	As of December 31, 2014, the foreign tax credit carryforwards of $29.3 million will expire between 2016 and 2024.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2014, the amount of earnings for which no repatriation tax has been provided was $222.6 million. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2014, 2013 and 2012, the Company had a valuation allowance of $29.1 million, $29.7 million and $26.3 million, respectively. The total allowance as of December 31, 2014 consisted of $16.5 million of foreign tax credits, $3.9 million of state net operating loss carryforwards, $6.7 million of foreign net operating loss carryforwards and $2.0 million for the deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2013 consisted of $13.4 million of foreign tax credits, $7.0 million of state net operating loss carryforwards and $7.5 million of foreign net operating loss carryforwards and $1.8 million for the deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2012 consisted of $17.6 million of foreign tax credits, $1.4 million of state net operating loss carryforwards and $7.3 million of foreign net operating loss carryforwards.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)
The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2014 included accrued interest of $0.4 million. Interest expense that is recorded as a tax expense against the liability for unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 included interest and penalties of $0.3 million, $0.3 million and $2.8 million, respectively.
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2012 through December 31, 2014, were as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits as of January 1	$1,304	$3,543	$36,217
Additions to current year tax positions	904	210	—
Additions to prior year tax positions	419	—	—
Additions due to acquisitions	—	—	2,652
Settlements	—	—	—
Statute expiration	—	(2,843)	(35,328)
Foreign currency translation	(90)	394	2
Unrecognized tax benefits as of December 31	$2,537	$1,304	$3,543

At December 31, 2014, 2013 and 2012, the Company had recorded $2.5 million, $1.3 million and $3.5 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest, and penalties if applicable, related to unrecognized tax benefits as a component of income tax expense. The Company had approximately $0.4 million, $0.2 million and $1.4 million for the payment of interest accrued at December 31, 2014, 2013 and 2012, respectively.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2011 through 2013. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2010 through 2013. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
Due to expiring statute of limitation periods and the resolution of tax audits, the Company believes that total unrecognized tax benefits will decrease by approximately $0.3 million within the next 12 months.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) (LOSS) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator for basic and diluted earnings per share:
Net (loss) income	$(28,328)	$95,566	$129,674
Denominator:
Weighted basic shares outstanding	60,311	60,574	53,884
Dilutive effect of equity-based compensation awards	—	154	195
Weighted dilutive shares outstanding	60,311	60,728	54,079

Basic (loss) earnings per share	$(0.47)	$1.58	$2.41
Diluted (loss) earnings per share	$(0.47)	$1.57	$2.40
As a result of the net loss reported for the year ended December 31, 2014, all outstanding stock options, restricted stock awards and performance awards totaling 562,896 were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect. For the years ended December 31, 2013 and 2012, the dilutive effect of all then outstanding options, restricted stock and performance stock awards is included in the calculations above except for 109,861 and 65,336 outstanding performance stock awards, respectively, for which the performance criteria were not attained at that time.
(13) STOCKHOLDERS' EQUITY
On February 25, 2014, the Company's board of directors authorized the repurchase of up to $150 million of the Company's common stock. The Company has funded and intends to continue to fund the repurchases through available cash resources. The repurchase program authorizes the Company to purchase the Company's common stock on the open market from time to time. The share repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of December 31, 2014, the Company had repurchased and retired a total of approximately 2.0 million shares of its common stock for approximately $104.3 million under this program. As of December 31, 2014, an additional $45.7 million remained available for repurchase of shares under this program.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in accumulated other comprehensive (loss) income by component and related tax effects for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2012	$32,702	$(348)	$(1,001)	$31,353
Other comprehensive income (loss) before reclassifications	17,925	1,185	(885)	18,225
Tax effects	—	(177)	231	54
Other comprehensive income (loss)	17,925	1,008	(654)	18,279
Balance at December 31, 2012	$50,627	$660	$(1,655)	$49,632
Other comprehensive (loss) income before reclassifications	(70,791)	1,452	482	(68,857)
Tax effects	—	(208)	(123)	(331)
Other comprehensive (loss) income	(70,791)	1,244	359	(69,188)
Balance at December 31, 2013	$(20,164)	$1,904	$(1,296)	$(19,556)
Other comprehensive (loss) income before reclassifications	(88,725)	1,159	(905)	(88,471)
Amounts reclassified out of accumulated other comprehensive loss	—	(3,388)	—	(3,388)
Tax effects	—	325	248	573
Other comprehensive loss	(88,725)	(1,904)	(657)	(91,286)
Balance at December 31, 2014	$(108,889)	$—	$(1,953)	$(110,842)
There were no reclassifications out of accumulated other comprehensive (loss) income during the years ended December 31, 2012 and 2013. The amounts reclassified out of accumulated other comprehensive (loss) income into the consolidated statement of income, with presentation location, during the year ended December 31, 2014 were as follows (in thousands):

Comprehensive (Loss) Income Components	December 31, 2014	Location
Unrealized holding gains on available-for-sale investments	$3,388	Other income (expense)
(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provided for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 2000 Plan expired on April 15, 2010, but as of December 31, 2014, 36,000 options remained outstanding under this plan. These options will remain outstanding until they are either exercised or expire in accordance with their terms.
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
As of December 31, 2014 and 2013, the Company had the following types of stock-based compensation awards outstanding under the 2000 Plan and the 2010 Plan (collectively, the "Plans"): stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate 10 years from the date of grant. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria and continued service conditions as described below.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)
Total stock-based compensation cost charged to selling, general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 was $8.8 million, $9.0 million and $7.5 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $1.9 million, $3.2 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The expected per annum forfeiture rates used to calculate compensation expense were 7% for non-executive employees and 4% for executives and directors.
Stock Option Awards
The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock option awards based on the assumptions in the following table. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. The Company ceased issuing stock option awards in May 2008 and as of December 31, 2014, all remaining options then outstanding had vested.
The following table summarizes activity under the Plans relating to stock options:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	36,000	$29.73	4.04
Outstanding, exercisable and vested at December 31, 2014	36,000	$29.73	3.04	$660
As of December 31, 2014, there was no unrecognized compensation cost related to stock option awards under the Company's Plans. There was no intrinsic value in stock options exercised during the year ended December 31, 2014 since there were no options exercised during that period. The total intrinsic value of options exercised during 2013 and 2012 was $2.5 million, and $2.3 million, respectively.
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
The following table summarizes information about restricted stock awards for the year ended December 31, 2014:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	502,582	$53.47
Granted	123,514	60.25
Vested	(161,072)	50.22
Forfeited	(82,003)	55.85
Unvested at December 31, 2014	383,021	$56.51
As of December 31, 2014, there was $13.6 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of restricted stock vested during 2014, 2013 and 2012 was $9.4 million, $4.4 million and $3.3 million, respectively.
Performance Stock Awards
The following information relates to performance stock awards that have been granted to employees under the Company's Plans. Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors prior to or at the date of grant. The vesting of the performance stock awards is based on

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)
achieving such targets typically based on revenue, Adjusted EBITDA margin, ROIC percentage and Total Recordable Incident Rate. In addition performance stock awards include continued service conditions.
The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable. The expected forfeiture rate used to calculate compensation expense was 7% for non-executive employees and 4% for executives.
For the performance stock awards granted in 2014, the compensation committee of the Company's board of directors established two-year performance targets which could potentially be achieved in either 2014 or 2015. As of December 31, 2014, management determined that none of the performance criteria was achieved and as a result stock-based compensation expense was not recorded for the year ended December 31, 2014 with respect to those performance stock awards.
For the performance stock awards granted in 2013, the compensation committee of the Company's board of directors established two-year performance targets which could potentially be achieved in either 2013 or 2014. As of December 31, 2014, management determined that one of the three performance criteria was achieved and as a result the Company has recognized stock based compensation on 20% of the original award. For the year ended December 31, 2014, the Company recognized cumulative stock-based compensation expense of $0.7 million within selling, general and administrative expenses with respect to those performance stock awards. These awards will vest over the remaining requisite service condition.
The following table summarizes information about performance stock awards for the year ended December 31, 2014:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	109,861	$54.27
Granted	131,953	61.97
Forfeited	(97,939)	54.84
Unvested at December 31, 2014	143,875	$60.94
As of December 31, 2014, there was $0.4 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards then deemed probable of vesting under the Company's Plans. During 2013 and 2014 no performance awards vested. The total fair value of performance awards vested during 2012 was $6.0 million.
Common Stock Awards
In the years ended December 31, 2014 and 2013, the Company did not issue any shares of common stock without restrictions under the Company's Plans.
Employee Stock Purchase Plan
In May of 1995, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP"), which was a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company were given the opportunity to purchase shares of common stock. On February 27, 2014, the Company's board of directors terminated the ESPP effective as of March 31, 2014. The weighted average per share fair values of the purchase rights granted under the ESPP during the years ended December 31, 2014 and 2013 were $9.94 and $9.61, respectively.
Employee Benefit Plans
As of December 31, 2014, the Company has responsibility for a defined benefit plan that covered 15 active non-supervisory Canadian employees. For each of the years ended December 31, 2014, 2013 and 2012, net periodic pension cost was $0.3 million. At December 31, 2014, the fair value of the Company's plan assets was $9.4 million. The fair value of $7.5 million of these plan assets was considered a Level 1 measure and the fair value of $1.9 million of these plan assets was considered a Level 2 measure, according to the fair value hierarchy. At December 31, 2013, the fair value of the Company's plan assets was $9.5 million. The fair value of $7.6 million of these plan assets was considered a Level 1 measure and the fair value of $1.9 million of these plan assets was considered a Level 2 measure, according to the fair

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)
value hierarchy. As of December 31, 2014 and 2013, the projected benefit obligation was $11.2 million and $10.3 million, respectively.
The Company also has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees and a Canadian registered retired savings plan covering all Canadian employees. Both plans allow employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $12.0 million, $8.9 million, and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the U.S. plan and $3.4 million, $3.1 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the Canadian plan.
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
At December 31, 2014 and December 31, 2013, the Company had recorded reserves of $33.6 million and $41.7 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2014 and December 31, 2013, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.9 million and $3.5 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2014 and December 31, 2013, the $33.6 million and $41.7 million, respectively, of reserves consisted of (i) $27.7 million and $34.6 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $5.9 million and $7.1 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of December 31, 2014, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2014, were as follows:
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) COMMITMENTS AND CONTINGENCIES (Continued)
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At December 31, 2014 and December 31, 2013, the Company had accrued $12.7 million and $13.6 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The decrease was due to a weakening of the Canadian dollar.
Refinery Incident. In September 2014, a customer filed suit in Texas against the Company and two other contractors and their respective insurers seeking to be named as an additional insured on the Company’s and the other contractors’ liability policies for an April 2013 industrial fire that occurred at the customer’s refining facility in Texas.  The Company is not a defendant in suits brought by injured parties arising from the fire. While the Company was not performing services at the time of the fire, it had provided services previously at the work site.  The Company is denying liability in the matter, and is defending the insurance action brought by the customer.  Any potential liability is not currently estimable, and the Company believes it has adequate insurance coverage.  The Company continues to work with all interested parties to resolve the matter.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2014 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 59 proceedings (excluding cases which have been settled but not formally dismissed) as of December 31, 2014, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2014. From January 1, 2014 to December 31, 2014, 17 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. In 2012, similar lawsuits were filed by the same law firm in California and Missouri. On January 15, 2015, the Company reached a tentative settlement of the pending class action lawsuits, which were broadened to include similar claims on behalf of customers in Florida, West Virginia and Arkansas. The settlement must be approved by the court in a fairness hearing, which is anticipated to occur in May 2015. The exact settlement cost is not yet determinable, but it is not expected to be material.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 126 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 126 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 124 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 124 third party sites, 29 are now settled, 22 are currently requiring expenditures on remediation and 73 are not currently requiring expenditures on remediation.

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
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and stormwater have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and has begun conducting the remedial investigation and feasibility study under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2014 and 2013, there were four and five proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) COMMITMENTS AND CONTINGENCIES (Continued)
Leases
The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. The Company also leases certain equipment under capital lease obligations, which consists primarily of rolling stock and laboratory equipment. Lease terms range from 1 to 20 years. The following is a summary of future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2014 (in thousands):

Year	Total Capital Leases	Total Operating Leases
2015	$560	$40,398
2016	—	30,835
2017	—	23,564
2018	—	16,255
2019	—	12,748
Thereafter	—	22,893
Total minimum lease payments	560	$146,693
Less: imputed interest at interest rates ranging from 4.0% to 16.0%	24
Present value of future minimum lease payments	536
Less: current portion of capital lease obligations	536
Long-term capital lease obligations	$—
During the years ended December 31, 2014, 2013 and 2012, rent expense including short-term rentals was approximately $129.6 million, $124.4 million, and $102.9 million, respectively.
Other Contingencies
Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related primarily to workers' compensation, health insurance, comprehensive general, environmental impairment and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy is $0.3 million. The deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $0.5 million. At December 31, 2014 and 2013, the Company had accrued $34.0 million and $33.1 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 1.3% and 0.94%, respectively. Actual expenditures in future periods can differ materially from accruals based on estimates.
Anticipated payments at December 31, 2014 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2015	$13,816
2016	8,600
2017	6,672
2018	2,637
2019	1,858
Thereafter	1,150
Undiscounted self-insurance liabilities	34,733
Less: Discount	751
Total self-insurance liabilities (included in accrued expenses)	$33,982

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. During the second quarter of 2014, the Company reassigned certain departments among its operating segments consistent with management reporting changes as well as the identification of Lodging Services as an additional segment. Under the new structure, the Company's operations are managed in six reportable segments based primarily upon the nature of the various operations and services provided: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services. The prior year segment information has been recast to conform to the current year presentation.
The following table reconciles third party revenues to direct revenues for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	For the Year Ended December 31, 2014
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$1,043,267	$681,779	$533,587	$667,320	$172,218	$303,189	$276	$3,401,636
Intersegment revenues, net	156,543	(42,681)	(201,859)	80,477	2,434	5,086	—	—
Corporate Items, net	5,573	271	(5)	(58)	80	(5)	(5,856)	—
Direct revenues	$1,205,383	$639,369	$331,723	$747,739	$174,732	$308,270	$(5,580)	$3,401,636

	For the Year Ended December 31, 2013
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$1,023,926	$708,523	$528,636	$665,008	$208,545	$383,959	$(8,941)	$3,509,656
Intersegment revenues, net	120,382	(44,717)	(193,009)	107,007	3,450	6,887	—	—
Corporate Items, net	3,507	(217)	—	84	390	(341)	(3,423)	—
Direct revenues	$1,147,815	$663,589	$335,627	$772,099	$212,385	$390,505	$(12,364)	$3,509,656

	For the Year Ended December 31, 2012
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$957,764	$634,254	$—	$—	$199,497	$394,917	$1,476	$2,187,908
Intersegment revenues, net	31,637	(43,795)	—	—	2,971	9,187	—	—
Corporate Items, net	2,295	(1)	—	—	65	(489)	(1,870)	—
Direct revenues	$991,696	$590,458	$—	$—	$202,533	$403,615	$(394)	$2,187,908
Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net (loss) income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, other non-cash charges (including goodwill impairment charge) not deemed representative of fundamental segment results and excludes other (income) expense. Transactions between the segments are accounted for at the Company’s best estimate based on similar

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)
transactions with outside customers. The following table presents information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, goodwill impairment charge, other (income) expense, and loss on early extinguishment of debt to segments.

	For the Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA:
Technical Services	$328,130	$285,520	$249,829
Industrial and Field Services	87,591	96,804	82,819
Oil Re-refining and Recycling	51,561	57,003	—
SK Environmental Services	113,986	112,722	—
Lodging Services	61,438	80,358	76,092
Oil and Gas Field Services	40,114	67,855	77,068
Corporate Items	(160,901)	(190,157)	(112,041)
Total	521,919	510,105	373,767
Reconciliation to Consolidated Statements of (Loss) Income:
Pre-tax, non-cash acquisition accounting inventory adjustment	—	13,559	—
Accretion of environmental liabilities	10,612	11,541	9,917
Depreciation and amortization	276,083	264,449	161,646
Goodwill impairment charge	123,414	—	—
Income from operations	111,810	220,556	202,204
Other (income) expense	(4,380)	(1,705)	802
Loss on early extinguishment of debt	—	—	26,385
Interest expense, net of interest income	77,668	78,376	47,287
Income from operations before provision (benefit) for income taxes	$38,522	$143,885	$127,730
Revenue, property, plant and equipment and intangible assets outside of the United States
For the year ended December 31, 2014, the Company generated $2,414.6 million or 71.0% of revenues in the United States and Puerto Rico, $982.1 million or 28.9% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2013, the Company generated $2,376.2 million or 67.7% of revenues in the United States and Puerto Rico, $1,125.0 million or 32.1% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2012, the Company generated $1,254.2 million or 57.3% of revenues in the United States and Puerto Rico, $933.0 million or 42.6% of revenues in Canada, and less than 1.0% of revenues in other international locations.
As of December 31, 2014, the Company had property, plant and equipment, net of depreciation and amortization of $1,558.8 million, and permits and other intangible assets of $530.1 million. Of these totals, $587.4 million or 37.7% of property, plant and equipment and $94.2 million or 17.8% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2013, the Company had property, plant and equipment, net of depreciation and amortization of $1,602.2 million, and permits and other intangible assets of $570.0 million. Of these totals, $652.0 million or 40.7% of property, plant and equipment and $110.8 million or 19.4% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)
The following table presents assets by reported segment and in the aggregate (in thousands).

	December 31, 2014	December 31, 2013
Property, plant and equipment, net
Technical Services	$412,323	$400,544
Industrial and Field Services	245,115	251,826
Oil Re-refining and Recycling	201,451	211,458
SK Environmental Services	240,078	239,650
Lodging Services	141,965	166,252
Oil and Gas Field Services	215,574	224,585
Corporate Items	102,328	107,855
Total property, plant and equipment, net	$1,558,834	$1,602,170
Intangible assets:
Technical Services
Goodwill	$50,092	$45,599
Permits and other intangibles, net	74,870	80,302
Total Technical Services	124,962	125,901
Industrial and Field Services
Goodwill	109,214	109,873
Permits and other intangibles, net	17,801	21,147
Total Industrial and Field Services	127,015	131,020
Oil Re-refining and Recycling
Goodwill	50,883	171,161
Permits and other intangibles, net	151,041	160,807
Total Oil Re-refining and Recycling Services	201,924	331,968
SK Environmental Services
Goodwill	173,873	172,309
Permits and other intangibles, net	252,897	265,106
Total SK Environmental Services	426,770	437,415
Lodging Services
Goodwill	34,863	35,512
Permits and other intangibles, net	10,744	14,730
Total Lodging Services	45,607	50,242
Oil and Gas Field Services
Goodwill	33,744	36,506
Permits and other intangibles, net	22,727	27,881
Total Oil and Gas Field Services	56,471	64,387
Total	$982,749	$1,140,933

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)
The following table presents the total assets by reported segment (in thousands).

	December 31, 2014	December 31, 2013
Technical Services	$756,169	$699,675
Industrial and Field Services	392,652	410,233
Oil Re-Recycling and Refining	538,921	642,901
SK Environmental Services	731,072	774,756
Lodging Services	231,782	239,056
Oil and Gas Field Services	361,223	381,057
Corporate Items	692,459	806,000
Total	$3,704,278	$3,953,678
The following table presents the total assets by geographical area (in thousands).

	December 31, 2014	December 31, 2013
United States	$2,572,494	$2,684,686
Canada	1,128,458	1,266,505
Other foreign	3,326	2,487
Total	$3,704,278	$3,953,678
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The 2020 Notes and the 2021 Notes are guaranteed by substantially all of the Company’s subsidiaries organized in the United States. Each guarantor for the 2020 Notes and the 2021 Notes is a 100% owned subsidiary of Clean Harbors, Inc. and its guarantee is both full and unconditional and joint and several. The guarantees are, however, subject to customary release provisions under which, in particular, the guarantee of any of our domestic restricted subsidiaries will be released if we sell such subsidiary to an unrelated third party in accordance with the terms of the indenture which governs the notes. The 2020 Notes and the 2021 Notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries respectively, is presented in conformity with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”).

Revision of Previously Reported Condensed Consolidating Information - During preparation of the December 31, 2014 financial statements, management determined that certain amounts in the Company’s condensed consolidating financial information as previously presented in this Guarantor And Non-Guarantor Subsidiaries footnote for the periods ended December 31, 2013 and 2012 was not presented in accordance with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). The accompanying financial information related to these periods has therefore been revised to correct the historical presentation. The revisions primarily relate to the following items:

•	(Benefit) provision for income taxes - Excess provision for income taxes was allocated to Clean Harbors, Inc. (the “Parent”) and under allocated to U.S. Guarantor Subsidiaries.

•
Equity in earnings of subsidiaries, net of tax - interest expense resulting from transactions between the U.S. Guarantor Subsidiaries and Foreign Non-Guarantor Subsidiaries was incorrectly excluded in the application of the equity method of accounting required by Rule 3-10 resulting in an overstatement of equity in earnings of subsidiaries, net of tax, as reflected in the financial information for the U.S. Guarantor Subsidiaries.

•
Classification of certain intercompany transactions - certain capital contributions from the Parent to a guarantor entity that should have been reflected as Investments in Subsidiaries of the Parent and as Stockholders’ Equity of the U.S. Guarantor Subsidiaries were incorrectly recorded as an intercompany receivable and payable respectively. Further revisions to intercompany payables and receivable amounts between the U.S. Guarantor Subsidiaries and Foreign Non-Guarantor Subsidiaries were also made to properly reflect these positions for the years ended December 31, 2013 and 2012.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
The aggregate impact of all revisions made to historical financial information as of December 31, 2013 resulted in a total increase of the U.S. Guarantors and Parent Stockholder’s equity of $112.7 million. These revisions impacted the condensed consolidating information presented in this footnote only and did not affect any of the Company's consolidated financial statements or ratios based thereon. There was no impact to the Company's loan covenants as a result of these corrections.
Following is the condensed consolidating balance sheet at December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$154,147	$91,726	$—	$246,879
Intercompany receivables	133,219	156,920	39,724	(329,863)	—
Accounts receivable, net	—	414,205	142,926	—	557,131
Other current assets	—	241,232	81,191	—	322,423
Property, plant and equipment, net	—	970,757	588,077	—	1,558,834
Investments in subsidiaries	2,694,727	663,191	—	(3,357,918)	—
Intercompany debt receivable	—	327,634	3,701	(331,335)	—
Goodwill	—	324,930	127,739	—	452,669
Permits and other intangibles, net	—	435,906	94,174	—	530,080
Other long-term assets	16,801	12,959	6,502	—	36,262
Total assets	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278
Liabilities and Stockholders' Equity:
Current liabilities	$20,820	$444,059	$107,592	$—	$572,471
Intercompany payables	163,361	164,231	2,271	(329,863)	—
Closure, post-closure and remedial liabilities, net	—	158,622	25,109	—	183,731
Long-term obligations	1,395,000	—	—	—	1,395,000
Capital lease obligations, net	—	—	—	—	—
Intercompany debt payable	3,701	—	327,634	(331,335)	—
Other long-term liabilities	—	240,242	49,963	—	290,205
Total liabilities	1,582,882	1,007,154	512,569	(661,198)	2,441,407
Stockholders' equity	1,262,871	2,694,727	663,191	(3,357,918)	1,262,871
Total liabilities and stockholders' equity	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating balance sheet at December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$235,505	$73,562	$—	$310,073
Intercompany receivables	101,745	91,151	24,647	(217,543)	—
Accounts receivable, net	—	387,809	191,585	—	579,394
Other current assets	—	207,054	74,658	—	281,712
Property, plant and equipment, net	—	949,565	652,605	—	1,602,170
Investments in subsidiaries	2,864,291	703,141	115,688	(3,683,120)	—
Intercompany debt receivable	—	471,101	3,701	(474,802)	—
Goodwill	—	415,541	155,419	—	570,960
Permits and other intangibles, net	—	459,211	110,762	—	569,973
Other long-term assets	20,081	12,575	6,740	—	39,396
Total assets	$2,987,123	$3,932,653	$1,409,367	$(4,375,465)	$3,953,678
Liabilities and Stockholders' Equity:
Current liabilities	$20,838	$483,024	$135,683	$—	$639,545
Intercompany payables	86,945	114,773	15,825	(217,543)	—
Closure, post-closure and remedial liabilities, net	—	162,927	27,185	—	190,112
Long-term obligations	1,400,000	—	—	—	1,400,000
Capital lease obligations, net	—	191	1,244	—	1,435
Intercompany debt payable	3,701	—	471,101	(474,802)	—
Other long-term liabilities	—	191,759	55,188	—	246,947
Total liabilities	1,511,484	952,674	706,226	(692,345)	2,478,039
Stockholders' equity	1,475,639	2,979,979	703,141	(3,683,120)	1,475,639
Total liabilities and stockholders' equity	$2,987,123	$3,932,653	$1,409,367	$(4,375,465)	$3,953,678

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of (loss) income for the year ended December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,786,695	$876,085	$(22,984)	$2,639,796
Product revenues	—	619,802	148,671	(6,633)	761,840
Total revenues	—	2,406,497	1,024,756	(29,617)	3,401,636
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,172,181	641,180	(22,984)	1,790,377
Product cost of revenues	—	538,671	119,381	(6,633)	651,419
Total cost of revenues	—	1,710,852	760,561	(29,617)	2,441,796
Selling, general and administrative expenses	114	321,069	116,738	—	437,921
Accretion of environmental liabilities	—	9,240	1,372	—	10,612
Depreciation and amortization	—	173,447	102,636	—	276,083
Goodwill impairment charge	—	105,466	17,948	—	123,414
(Loss) income from operations	(114)	86,423	25,501	—	111,810
Other income	—	3,369	1,011	—	4,380
Interest (expense) income, net	(78,570)	800	102	—	(77,668)
Equity in earnings of subsidiaries, net of tax	18,882	(9,031)	—	(9,851)	—
Intercompany dividend income	—	—	6,238	(6,238)	—
Intercompany interest income (expense)	—	28,596	(28,596)	—	—
(Loss) income before (benefit) provision for income taxes	(59,802)	110,157	4,256	(16,089)	38,522
(Benefit) provision for income taxes	(31,474)	91,275	7,049	—	66,850
Net (loss) income	(28,328)	18,882	(2,793)	(16,089)	(28,328)
Other comprehensive (loss) income	(91,286)	(91,286)	(37,157)	128,443	(91,286)
Comprehensive (loss) income	$(119,614)	$(72,404)	$(39,950)	$112,354	$(119,614)

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of income for the year ended December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	—	1,757,663	984,122	(12,580)	2,729,205
Product revenues	—	611,548	172,500	(3,597)	780,451
Total revenues	—	2,369,211	1,156,622	(16,177)	3,509,656
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,190,419	696,609	(12,580)	1,874,448
Product cost of revenues	—	524,318	147,464	(3,597)	668,185
Total cost of revenues	—	1,714,737	844,073	(16,177)	2,542,633
Selling, general and administrative expenses	109	353,215	117,153	—	470,477
Accretion of environmental liabilities	—	9,935	1,606	—	11,541
Depreciation and amortization	—	170,041	94,408	—	264,449
(Loss) income from operations	(109)	121,283	99,382	—	220,556
Other income	—	1,655	50	—	1,705
Interest (expense) income, net	(79,017)	236	405	—	(78,376)
Equity in earnings of subsidiaries, net of tax	143,042	42,741	—	(185,783)	—
Intercompany dividend income	—	—	13,292	(13,292)	—
Intercompany interest income (expense)	—	41,695	(41,695)	—	—
Income before (benefit) provision for income taxes	63,916	207,610	71,434	(199,075)	143,885
(Benefit) provision for income taxes	(31,650)	64,568	15,401	—	48,319
Net income	95,566	143,042	56,033	(199,075)	95,566
Other comprehensive (loss) income	(69,188)	(69,188)	39,519	29,669	(69,188)
Comprehensive income	$26,378	$73,854	$95,552	$(169,406)	$26,378

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of income for the year ended December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	—	1,155,993	916,148	(8,981)	2,063,160
Product revenues	—	87,460	37,831	(543)	124,748
Total revenues	—	1,243,453	953,979	(9,524)	2,187,908
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	790,018	658,557	(8,981)	1,439,594
Product cost of revenues	—	70,085	31,485	(543)	101,027
Total cost of revenues	—	860,103	690,042	(9,524)	1,540,621
Selling, general and administrative expenses	66	173,190	100,264	—	273,520
Accretion of environmental liabilities	—	8,592	1,325	—	9,917
Depreciation and amortization	—	80,154	81,492	—	161,646
Income from operations	(66)	121,414	80,856	—	202,204
Other expense	—	(157)	(645)	—	(802)
Loss on early extinguishment of debt	(26,260)	—	(125)	—	(26,385)
Interest (expense) income, net	(46,346)	179	(1,120)	—	(47,287)
Equity in earnings of subsidiaries, net of tax	173,277	25,702	—	(198,979)	—
Intercompany dividend income (expense)	—	—	13,696	(13,696)	—
Intercompany interest income (expense)	—	41,457	(41,457)	—	—
Income before (benefit) provision for income taxes	100,605	188,595	51,205	(212,675)	127,730
(Benefit) provision for income taxes	(29,069)	15,318	11,807	—	(1,944)
Net income	129,674	173,277	39,398	(212,675)	129,674
Other comprehensive income (loss)	18,279	18,279	7,986	(26,265)	18,279
Comprehensive income (loss)	$147,953	$191,556	$47,384	$(238,940)	$147,953

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$(5,242)	$70,761	$250,433	(18,586)	$297,366
Cash flows from investing activities:
Additions to property, plant and equipment	—	(172,525)	(85,088)	—	(257,613)
Proceeds from sales of fixed assets	—	3,956	4,208	—	8,164
Proceeds from long-term investments	—	—	13,861	—	13,861
Acquisitions, net of cash acquired	—	(6,550)	(9,637)	—	(16,187)
Additions to intangible assets including costs to obtain or renew permits	—	(623)	(5,896)	—	(6,519)
Intercompany	—	(112,134)	—	112,134	—
Intercompany debt	—	143,467	—	(143,467)	—
Net cash used in investing activities	—	(144,409)	(82,552)	(31,333)	(258,294)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	11,046	4,023	—	15,069
Remittance of shares, net	(2,793)	—	—	—	(2,793)
Excess tax benefit of stock-based compensation	878	—	—	—	878
Proceeds from employee stock purchase plan	4,364	—	—	—	4,364
Repurchases of common stock	(104,341)	—	—	—	(104,341)
Payments on capital leases	—	(170)	(1,952)	—	(2,122)
Repayments of long-term obligations	(5,000)	—	—	—	(5,000)
Dividends paid	—	(18,586)	—	18,586	—
Intercompany	112,134	—	—	(112,134)	—
Intercompany debt	—	—	(143,467)	143,467	—
Net cash from (used in) financing activities	5,242	(7,710)	(141,396)	49,919	(93,945)
Effect of exchange rate change on cash	—	—	(8,321)	—	(8,321)
(Decrease) increase in cash and cash equivalents	—	(81,358)	18,164	—	(63,194)
Cash and cash equivalents, beginning of year	1,006	235,505	73,562	—	310,073
Cash and cash equivalents, end of year	$1,006	$154,147	$91,726	—	$246,879

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$(33,932)	$277,445	$185,686	(13,360)	$415,839
Cash flows from investing activities:
Additions to property, plant and equipment	—	(145,075)	(135,132)	—	(280,207)
Proceeds from sales of fixed assets	—	1,078	3,621	—	4,699
Acquisitions, net of cash acquired	(6,025)	(57,239)	—	—	(63,264)
Additions to intangible assets including costs to obtain or renew permits	—	(5,247)	(1,493)	—	(6,740)
Intercompany debt	—	27,525	—	(27,525)	—
Net cash used in investing activities	(6,025)	(178,958)	(133,004)	(27,525)	(345,512)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	9,922	2,346	—	12,268
Proceeds from exercise of stock options	400	—	—	—	400
Remittance of shares, net	(731)	—	—	—	(731)
Excess tax benefit of stock-based compensation	1,409	—	—	—	1,409
Deferred financing costs paid	(2,504)	—	—	—	(2,504)
Proceeds from employee stock purchase plan	7,425	—	—	—	7,425
Payments of capital leases	—	(227)	(4,664)	—	(4,891)
Issuance costs related to issuance of common stock	(250)	—	—	—	(250)
Dividends paid	—	(13,360)	—	13,360	—
Intercompany debt	—	—	(27,525)	27,525	—
Net cash from (used in) financing activities	5,749	(3,665)	(29,843)	40,885	13,126
Effect of exchange rate change on cash	—	—	(3,216)	—	(3,216)
(Decrease) increase in cash and cash equivalents	(34,208)	94,822	19,623	—	80,237
Cash and cash equivalents, beginning of year	35,214	140,683	53,939	—	229,836
Cash and cash equivalents, end of year	$1,006	$235,505	$73,562	$—	$310,073

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2012 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$(35,645)	$246,774	$137,051	(23,815)	$324,365
Cash flows from investing activities:
Additions to property, plant and equipment	—	(117,286)	(80,111)	—	(197,397)
Proceeds from sales of fixed assets and assets held for sale	—	3,810	4,315	—	8,125
Acquisitions, net of cash acquired	(1,257,259)	(63,351)	(53,311)	—	(1,373,921)
Additions to intangible assets including costs to obtain or renew permits	—	(712)	(3,334)	—	(4,046)
Purchase of marketable securities	—	—	(10,517)	—	(10,517)
Other	—	500	4,620	—	5,120
Intercompany debt	—	(25,697)	—	25,697	—
Net cash used in investing activities	(1,257,259)	(202,736)	(138,338)	25,697	(1,572,636)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	(6,761)	(5,309)	—	(12,070)
Proceeds from exercise of stock options	288	—	—	—	288
Remittance of shares, net	(2,912)	—	—	—	(2,912)
Excess tax benefit of stock-based compensation	2,556	—	—	—	2,556
Deferred financing costs paid	(19,056)	—	—	—	(19,056)
Proceeds from employee stock purchase plan	6,196	—	—	—	6,196
Payments of capital leases	—	(850)	(5,749)	—	(6,599)
Proceeds from issuance of common stock, net	369,520	—	—	—	369,520
Repayment of long-term obligations	(520,000)	—	—	—	(520,000)
Distribution of cash earned on employee participation plan	(55)	—	—	—	(55)
Issuance of senior secured notes, including premium	1,400,000	—	—	—	1,400,000
Dividends paid	—	(23,815)	—	23,815	—
Intercompany debt	—	—	25,697	(25,697)	—
Net cash from (used in) financing activities	1,236,537	(31,426)	14,639	(1,882)	1,217,868
Effect of exchange rate change on cash	—	—	(484)	—	(484)
(Decrease) increase in cash and cash equivalents	(56,367)	12,612	12,868	—	(30,887)
Cash and cash equivalents, beginning of year	91,581	128,071	41,071	—	260,723
Cash and cash equivalents, end of year	$35,214	$140,683	$53,939	$—	$229,836

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
	(in thousands except per share amounts)
2014
Revenues	$846,667	$858,480	$851,465	$845,024
Cost of revenues (1)	625,719	606,950	598,407	610,720
Gross profit	220,948	251,530	253,058	234,304
Income (loss) from operations	29,906	67,115	(42,748)	57,537
Other income (expense)	4,178	(655)	613	244
Net income	8,960	28,672	(93,337)	27,377
Basic earnings (loss) per share (2)	0.15	0.47	(1.55)	0.46
Diluted earnings (loss) per share (2)	0.15	0.47	(1.55)	0.46

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2013
Revenues	$862,163	$860,528	$907,535	$879,430
Cost of revenues (1)	636,024	614,326	647,119	645,164
Gross profit	226,139	246,202	260,416	234,266
Income from operations	34,828	53,243	73,608	58,877
Other income (expense)	525	1,655	(150)	(325)
Net income	10,502	22,902	35,361	26,801
Basic earnings per share (2)	0.17	0.38	0.58	0.44
Diluted earnings per share (2)	0.17	0.38	0.58	0.44
______________________________________

(1)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the quarterly basic and diluted earnings per share may not equal the total computed for the year.

(3)
In the fourth quarter of 2014 an adjustment was recorded to correct income tax expense that was recorded in the third quarter of 2014 resulting in a benefit of approximately $5.4 million in the fourth quarter.

(20) SUBSEQUENT EVENTS

On January 20, 2015, the Company announced, as a result of its strategic review, plans to carve out primarily its Oil and Gas Field Services segment into a new standalone public company.  Due to the synergies related to drilling activity, the Company may also include its lodging drill camps business from its Lodging Services segment as part of that new company. Timing could take more than 12 months and completion of the carve-out is subject to certain conditions, including, but not limited to, market conditions, determination of the most advantageous structure from a financial and tax standpoint, overall costs to the Company, receipt of regulatory approvals, compliance with debt covenants, the effectiveness of securities laws filings and final approval by the Company’s board of directors. There can be no assurance regarding the ultimate structure and timing of the proposed transaction or whether the transaction will be completed.

On February 4, 2015, the Company announced in a joint press release a definitive agreement has been reached whereby Clean Harbors will acquire Thermo Fluids Inc. for a preliminary purchase price of $85.0 million in cash, subject to customary post-closing adjustments based upon finalized working capital amounts. The Company expects to complete the acquisition, which is subject to customary closing conditions, including, but not limited to, regulatory approval, in March 2015.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2014
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2012	$1,830	$1,213	$1,797	$1,246
2013	$1,246	$7,933	$1,825	$7,354
2014	$7,354	$8,917	$2,795	$13,476
________________________________________

(a)	Amounts deemed uncollectible, net of recoveries.

Revenue Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2012	$10,853	$18,847	$19,821	$9,879
2013	$9,879	$16,401	$15,528	$10,752
2014	$10,752	$20,237	$18,804	$12,185
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

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves(a)	Balance End of Period
2012	$11,473	$(196)	$15,048	$26,325
2013	$26,325	$(1,545)	$4,946	$29,726
2014	$29,726	$(1,812)	$1,147	$29,061
________________________________________

(a)	The Safety-Kleen acquisition accounted for $13.8 million of the increase in the valuation allowance as of December 31, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. The Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.
Management's Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2014. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria in the Internal Control—Integrated Framework (2013).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2014, which is included below in this Item 9A of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Norwell, Massachusetts
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 2, 2015

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2015 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2015.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2015 annual meeting of shareholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2015 annual meeting of shareholders, the following table includes information as of December 31, 2014 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's shareholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	36,000	$29.73	5,150,120
___________________________________________

(1)
Includes: (i) the Company's 2000 Stock Incentive Plan which expired in 2010, but under which there were on December 31, 2014 outstanding options for an aggregate of 36,000 shares; and (ii) the Company's 2010 Stock Incentive Plan (the "2010 Plan") under which there were on December 31, 2014 no outstanding options but 5,150,120 shares were available for grant of future options, stock appreciation rights, restricted stock awards, restricted stock units and certain other forms of equity incentives. See Note 15, "Stock-Based Compensation and Employee Benefit Plans," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

In addition, as described in Note 15, "Stock-Based Compensation and Employee Benefit Plans," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report, the Company had an Employee Stock Purchase Plan (the "ESPP"), which was a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which the Company's employees were given the opportunity to purchase shares of common stock at 85% of the lower of the market price at the beginning and end of each quarter. On February 27, 2014, the Company's board of directors terminated the ESPP, effective as of March 31, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman of the Board of Directors and Chief Executive Officer	March 2, 2015
Alan S. McKim

/s/ JAMES M. RUTLEDGE	Vice Chairman, President and Chief Financial Officer	March 2, 2015
James M. Rutledge

/s/ MICHAEL L. BATTLES	Senior Vice President, Corporate Controller and Chief Accounting Officer	March 2, 2015
Michael L. Battles

*	Director	March 2, 2015
Gene Banucci

*	Director	March 2, 2015
John P. DeVillars

*	Director	March 2, 2015
Edward G. Galante

*	Director	March 2, 2015
Rod Marlin

*	Director	March 2, 2015
Daniel J. McCarthy

*	Director	March 2, 2015
John T. Preston

*	Director	March 2, 2015
Andrea Robertson

*	Director	March 2, 2015
Thomas J. Shields

*	Director	March 2, 2015
John R. Welch

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors	(8)
3.4D	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
4.33E-1	Fourth Amended and Restated Credit Agreement dated as of January 17, 2013 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(10)
4.33F	Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of May 31, 2011 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(11)
4.33G	Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33H	Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33I	Security Agreement (U.S. Domiciled Loan Parties) dated as of January 17, 2013 among Clean Harbors, Inc. , as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(10)
4.33J	Security Agreement (Canadian Domiciled Loan Parties) dated as of May 31, 2011 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the Canadian subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(11)
4.40	Indenture dated as of July 30, 2012, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee	(12)
4.42	Indenture dated as of December 7, 2012, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(13)
10.43*	Key Employee Retention Plan	(14)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(15)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(16)

Item No.	Description	Location
10.52B*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated on March 5, 2012]	(17)
10.53*	Clean Harbors, Inc. Annual CEO Incentive Bonus Plan	(18)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(19)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	(15)
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54D*	Amendment to Section 8 and 10(i) of the Company’s 2010 Stock Incentive Plan	(20)
10.55*	Clean Harbors, Inc. 2014 CEO Annual Incentive Plan	(21)
10.55A*	Amendment to Section 6(m) of Clean Harbors, Inc. 2014 Annual CEO Incentive Plan	(22)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO James M. Rutledge	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(23)
_______________________________________________

(*)	A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(f) of Form 10-K.

(1)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on October 31, 2012.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 22, 2014.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 18, 2013.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on June 3, 2011.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 30, 2012.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 10, 2012.

(14)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.

(16)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 1, 2005.

(17)	Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2012 annual meeting of shareholders filed on March 23, 2012.

(18)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2009.

(19)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2010.

(20)	Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement filed on March 22, 2013.

(21)	Incorporated by reference by Appendix A to the Company’s definitive Proxy Statement filed on March 22, 2013.

(22)	Incorporated by reference to Appendix A to the Company's definitive Proxy Statement for its 2014 annual meeting of shareholders filed on April 29, 2014.

(23)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.