Form 10-Q
period 2015-03-31
CLEAN HARBORS INC
filed 2015-05-07
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	58,666,636
(Class)	(Outstanding as of May 1, 2015)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$233,739	$246,879
Accounts receivable, net of allowances aggregating $26,358 and $25,661, respectively	521,563	557,131
Unbilled accounts receivable	33,333	40,775
Deferred costs	18,880	19,018
Inventories and supplies	143,052	168,663
Prepaid expenses and other current assets	56,263	57,435
Deferred tax assets	36,355	36,532
Total current assets	1,043,185	1,126,433
Property, plant and equipment, net	1,502,497	1,558,834
Other assets:
Deferred financing costs	16,761	17,580
Goodwill	445,412	452,669
Permits and other intangibles, net	520,045	530,080
Other	18,142	18,682
Total other assets	1,000,360	1,019,011
Total assets	$3,546,042	$3,704,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$116	$536
Accounts payable	244,216	267,329
Deferred revenue	62,677	62,966
Accrued expenses	187,728	219,549
Current portion of closure, post-closure and remedial liabilities	25,124	22,091
Total current liabilities	519,861	572,471
Other liabilities:
Closure and post-closure liabilities, less current portion of $8,272 and $4,999, respectively	42,848	45,702
Remedial liabilities, less current portion of $16,852 and $17,092, respectively	132,893	138,029
Long-term obligations	1,395,000	1,395,000
Deferred taxes, unrecognized tax benefits and other long-term liabilities	292,591	290,205
Total other liabilities	1,863,332	1,868,936
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 58,661,384 and 58,903,482 shares, respectively	587	589
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	789,501	805,029
Accumulated other comprehensive loss	(188,245)	(110,842)
Accumulated earnings	561,475	568,564
Total stockholders’ equity	1,162,849	1,262,871
Total liabilities and stockholders’ equity	$3,546,042	$3,704,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Service revenues	$596,330	$660,095
Product revenues	136,169	186,572
Total revenues	732,499	846,667
Cost of revenues (exclusive of items shown separately below)
Service revenues	416,390	466,799
Product revenues	130,117	158,920
Total cost of revenues	546,507	625,719
Selling, general and administrative expenses	107,715	118,962
Accretion of environmental liabilities	2,619	2,724
Depreciation and amortization	68,356	69,356
Income from operations	7,302	29,906
Other income	409	4,178
Interest expense, net of interest income of $151 and $205, respectively	(19,438)	(19,554)
(Loss) income before (benefit) provision for income taxes	(11,727)	14,530
(Benefit) provision for income taxes	(4,638)	5,570
Net (loss) income	$(7,089)	$8,960
(Loss) earnings per share:
Basic	$(0.12)	$0.15
Diluted	$(0.12)	$0.15
Shares used to compute (loss) earnings per share - Basic	58,875	60,720
Shares used to compute (loss) earnings per share - Diluted	58,875	60,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(7,089)	$8,960
Other comprehensive loss:
Unrealized gains on available-for-sale securities (net of taxes of $0, $152)	—	860
Reclassification adjustment for gains on available-for-sale securities included in net (loss) income (net of taxes of $0, $496)	—	(2,812)
Foreign currency translation adjustments	(77,403)	(39,573)
Other comprehensive loss	(77,403)	(41,525)
Comprehensive loss	$(84,492)	$(32,565)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(7,089)	$8,960
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	68,356	69,356
Allowance for doubtful accounts	2,204	2,086
Amortization of deferred financing costs and debt discount	819	824
Accretion of environmental liabilities	2,619	2,724
Changes in environmental liability estimates	385	(821)
Deferred income taxes	(903)	—
Stock-based compensation	1,850	2,278
Excess tax benefit of stock-based compensation	(5)	(117)
Net tax benefit on stock based awards	(111)	117
Other income	(409)	(4,178)
Environmental expenditures	(5,604)	(4,186)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	27,065	(11,069)
Inventories and supplies	22,131	(1,709)
Other current assets	374	(15,722)
Accounts payable	2,623	(23,374)
Other current and long-term liabilities	(29,528)	(20,573)
Net cash from operating activities	84,777	4,596
Cash flows from investing activities:
Additions to property, plant and equipment	(52,949)	(75,005)
Proceeds from sales of fixed assets	760	876
Proceeds from sales of marketable securities	—	12,870
Additions to intangible assets, including costs to obtain or renew permits	(1,171)	(1,075)
Net cash used in investing activities	(53,360)	(62,334)
Cash flows from financing activities:
Change in uncashed checks	(20,268)	21
Issuance of restricted shares, net of shares remitted	(1,154)	(750)
Repurchases of common stock	(15,379)	(1,225)
Proceeds from employee stock purchase plan	—	2,141
Payments on capital leases	(398)	(638)
Excess tax benefit of stock-based compensation	5	117
Net cash from financing activities	(37,194)	(334)
Effect of exchange rate change on cash	(7,363)	(2,994)
Decrease in cash and cash equivalents	(13,140)	(61,066)
Cash and cash equivalents, beginning of period	246,879	310,073
Cash and cash equivalents, end of period	$233,739	$249,007
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$21,667	$21,436
Income taxes (received) paid	(3,790)	5,389
Non-cash investing and financing activities:
Accrual for repurchased shares	736	—
Property, plant and equipment accrued	22,832	26,715
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2015	58,903	$589	$(469)	$805,029	$(110,842)	$568,564	$1,262,871
Net loss	—	—	—	—	—	(7,089)	(7,089)
Other comprehensive loss	—	—	—	—	(77,403)	—	(77,403)
Stock-based compensation	—	—	—	1,850	—	—	1,850
Issuance of restricted shares, net of shares remitted	44	1	—	(1,155)	—	—	(1,154)
Repurchases of common stock	(286)	(3)	—	(16,112)	—	—	(16,115)
Net tax benefit on stock-based awards	—	—	—	(111)	—	—	(111)
Balance at March 31, 2015	58,661	$587	$(469)	$789,501	$(188,245)	$561,475	$1,162,849

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

During the third quarter of 2014, the Company aggregated the cash flow effects of the change in unbilled receivables with the change from accounts receivable in the Consolidated Statements of Cash Flows. Previously the cash flow effect of the change in unbilled receivables was aggregated with changes in other current assets. Prior year amounts have been recast to conform to the current year presentation.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in these policies or their application.
Recent Accounting Pronouncements
Standards implemented
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in ASU 2014-08 provide guidance for the recognition and disclosure of discontinued operations. The adoption of ASU 2014-08 did not have an impact on the Company's consolidated financial statements.
Standards to be implemented
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendment provides guidance regarding amendments to the consolidation analysis. The amendments in this update are currently effective for annual reporting periods(including interim reporting periods within those periods) beginning after December 15, 2015.

In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The amendment provides guidance regarding the simplification of the presentation of debt issuance costs. The amendments in this update are currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015.
The Company is currently evaluating the impact that the above standard to be implemented will have on the Company's consolidated financial statements.
(3) BUSINESS COMBINATIONS
2015 Acquisitions

On April 11, 2015, the Company acquired Thermo Fluids Inc. for a preliminary purchase price of $85.0 million in cash, subject to customary post-closing adjustments based upon finalized working capital amounts.

2014 Acquisitions

In 2014, the Company acquired the assets of two privately owned companies for approximately $16.1 million in cash, net of cash acquired. The purchase prices are subject to customary post-closing adjustments based upon finalized working capital amounts. The acquired companies have been integrated into the Technical Services and Lodging Services segments.

(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Oil and oil products	$37,785	$62,111
Supplies and drums	66,487	68,547
Solvent and solutions	9,627	9,355
Modular camp accommodations	15,441	15,776
Other	13,712	12,874
Total inventories and supplies	$143,052	$168,663
As of March 31, 2015 and December 31, 2014, other inventories consist primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.
(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$97,742	$98,507
Asset retirement costs (non-landfill)	10,812	10,871
Landfill assets	116,889	110,984
Buildings and improvements	334,282	338,242
Camp equipment	163,434	180,575
Vehicles	468,862	471,615
Equipment	1,283,502	1,302,424
Furniture and fixtures	5,379	5,517
Construction in progress	53,086	45,605
	2,533,988	2,564,340
Less - accumulated depreciation and amortization	1,031,491	1,005,506
Total property, plant and equipment, net	$1,502,497	$1,558,834
Interest in the amount of $0.2 million and $22.0 thousand was capitalized to fixed assets during the three months ended March 31, 2015 and March 31, 2014, respectively. Depreciation expense, inclusive of landfill amortization was $57.4 million and $59.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the three months ended March 31, 2015 were as follows (in thousands):

2015
Balance at January 1, 2015	$452,669
Increase from adjustments during the measurement period related to recent acquisitions	3,841
Foreign currency translation	(11,098)
Balance at March 31, 2015	$445,412
The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company conducted the annual impairment test of goodwill for all reporting units as of December 31, 2014 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair value of each of the reporting units exceeded that reporting unit's respective carrying value.

As disclosed in the Company's annual report for the year ended December 31, 2014, the fair value of the Oil and Gas Field Services reporting unit did not significantly exceed its carrying amount. As a result of continued lower operating results caused by the depressed economic conditions and lower levels of activity in the Oil and Gas industry primarily in Western Canada, the Company continues to monitor the goodwill in this reporting unit for impairment. During the quarter ended March 31, 2015, the Company evaluated the reporting unit’s performance along with other business specific, and macroeconomic and industry factors. The Company concluded that as of March 31, 2015, no events or changes in circumstances have arisen which would indicate that the fair value of this reporting unit has more likely than not been reduced below its carrying amount. If the Oil & Gas Field Services reporting unit does not achieve the financial performance that the Company expects, it is reasonably possible that an impairment of goodwill may result.

Below is a summary of amortizable other intangible assets (in thousands):

	March 31, 2015				December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$161,941	$58,028	$103,913	18.8	$156,692	$55,318	$101,374	19.0
Customer and supplier relationships	363,681	81,563	282,118	10.9	370,373	77,697	292,676	11.0
Other intangible assets	30,477	19,081	11,396	2.8	31,540	19,074	12,466	3.2
Total amortizable permits and other intangible assets	556,099	158,672	397,427	11.2	558,605	152,089	406,516	11.4
Trademarks and trade names	122,618	—	122,618	Indefinite	123,564	—	123,564	Indefinite
Total permits and other intangible assets	$678,717	$158,672	$520,045		$682,169	$152,089	$530,080
Amortization expense of permits and other intangible assets for the three months ended March 31, 2015 and March 31, 2014 was $11.0 million and $9.5 million, respectively.

Below is the expected future amortization of the net carrying amount of finite-lived intangible assets at March 31, 2015 (in thousands):

Years Ending December 31,	Expected Amortization
2015 (nine months)	$26,237
2016	34,583
2017	32,437
2018	29,739
2019	26,426
Thereafter	248,005
$397,427
(7) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Insurance	$56,992	$58,931
Interest	17,630	20,527
Accrued compensation and benefits	39,346	59,006
Income, real estate, sales and other taxes	29,872	38,297
Other	43,888	42,788
Total accrued expenses	$187,728	$219,549
(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the three months ended March 31, 2015 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2015	$29,932	$20,769	$50,701
New asset retirement obligations	753	—	753
Accretion	682	496	1,178
Changes in estimates recorded to statement of income	—	(24)	(24)
Changes in estimates recorded to balance sheet	(932)	—	(932)
Expenditures	(246)	(19)	(265)
Currency translation and other	(196)	(95)	(291)
Balance at March 31, 2015	$29,993	$21,127	$51,120
All of the landfill facilities included in the above were active as of March 31, 2015. New asset retirement obligations incurred during the first three months of 2015 were discounted at the credit-adjusted risk-free rate of 5.99%. There were no significant charges (benefits) in 2015 resulting from changes in estimates for closure and post-closure liabilities.

(9) REMEDIAL LIABILITIES
The changes to remedial liabilities for the three months ended March 31, 2015 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2015	$5,420	$68,528	$81,173	$155,121
Accretion	63	718	660	1,441
Changes in estimates recorded to statement of income	(124)	27	506	409
Expenditures	(16)	(1,045)	(4,278)	(5,339)
Currency translation and other	(220)	(92)	(1,575)	(1,887)
Balance at March 31, 2015	$5,123	$68,136	$76,486	$149,745
In the three months ended March 31, 2015 there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.
(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2015	December 31, 2014
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	595,000	595,000
Long-term obligations	$1,395,000	$1,395,000

On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 ("2020 Notes") with semi-annually fixed interest payments on February 1 and August 1 of each year, which commenced on February 1, 2013. At March 31, 2015 and December 31, 2014, the fair value of the Company's 2020 Notes was $818.0 million and $804.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") with semi-annually fixed interest payments on June 1 and December 1 of each year, which commenced on June 1, 2013. At March 31, 2015 and December 31, 2014, the fair value of the Company's 2021 Notes was $606.9 million and $595.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of March 31, 2015 and December 31, 2014 had no outstanding loan balances. At March 31, 2015, $209.6 million was available to borrow and outstanding letters of credit were $140.7 million. At December 31, 2014, $238.4 million was available to borrow and outstanding letters of credit were $134.5 million.
Available credit for Clean Harbors, Inc. and its domestic subsidiaries is subject to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. The revolving credit facility is guaranteed by all of Parent’s domestic subsidiaries and secured by substantially all of Parent’s and its domestic subsidiaries’ assets. Available credit for Parent’s Canadian subsidiaries is subject to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.

(11) INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2015 was 39.5% compared to 38.3% for the same period in 2014. The increase in the effective rates for the three months ended March 31, 2015 is primarily due to the benefit realized from the release of an uncertain tax position that was recorded in the first quarter of 2015.
As of March 31, 2015 and December 31, 2014, the Company had recorded $2.3 million and $2.5 million, respectively, of liabilities for unrecognized tax benefits and $0.4 million of interest, respectively.

Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.6 million within the next 12 months. This is the result of an audit settlement for one of our foreign entities.
(12) (LOSS) EARNINGS PER SHARE
The following are computations of basic and diluted (loss) earnings per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(7,089)	$8,960

Denominator:
Basic shares outstanding	58,875	60,720
Dilutive effect of equity-based compensation awards	—	141
Dilutive shares outstanding	58,875	60,861

Basic (loss) earnings per share:	$(0.12)	$0.15

Diluted (loss) earnings per share:	$(0.12)	$0.15
As a result of the net loss reported for the three months ended March 31, 2015, all outstanding stock options, restricted stock awards and performance awards totaling 539,983 were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect. For the three months ended March 31, 2014, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 101,059 of outstanding performance stock awards for which the performance criteria were not attained at that time.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the three months ended March 31, 2015 were as follows (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Total
Balance at January 1, 2015	$(108,889)	$(1,953)	$(110,842)
Other comprehensive loss before reclassifications	(77,403)	—	(77,403)
Other comprehensive loss	$(77,403)	$—	$(77,403)
Balance at March 31, 2015	$(186,292)	$(1,953)	$(188,245)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during the three months ended March 31, 2015 and March 31, 2014, were as follows (in thousands):

	For the Three Months Ended
Comprehensive Loss Components	March 31, 2015	March 31, 2014	Location
Unrealized gains on available-for-sale investments	$—	$(3,308)	Other income

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2015 and March 31, 2014 was $1.8 million and $2.3 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $0.5 million and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
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

The following table summarizes information about restricted stock awards for the three months ended March 31, 2015:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested January 1, 2015	383,021	$56.51
Granted	58,125	$53.72
Vested	(59,266)	$59.25
Forfeited	(12,349)	$56.64
Unvested March 31, 2015	369,531	$55.63

As of March 31, 2015, there was $14.0 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of restricted stock vested during the three months ended March 31, 2015 and March 31, 2014 was $3.2 million and $2.3 million, respectively.

Performance Stock Awards

The following information relates to performance stock awards that have been granted to employees under the Company's Plans. Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving such targets typically based on revenue, Adjusted EBITDA margin, ROIC percentage and Total Recordable Incident Rate. In addition performance stock awards include continued service conditions. The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is considered probable.

The following table summarizes information about performance stock awards for the three months ended March 31, 2015:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested January 1, 2015	143,875	$60.94
Vested	(6,129)	$54.28
Forfeited	(3,294)	$61.04
Unvested March 31, 2015	134,452	$61.25

As of March 31, 2015, there was $0.3 million of total unrecognized compensation cost arising from non-vested performance stock awards deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during the three months ended March 31, 2015 was $0.3 million. No performance awards vested during the three months ended March 31, 2014.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors increased the size of the Company’s current share repurchase program from $150 million to $300 million. As of March 31, 2015, we had repurchased and retired a total of approximately 2.3 million shares of our common stock for approximately $120.5 million under this program. As of March 31, 2015, an additional $179.5 million remains available for repurchase of shares under the current authorized program.
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
At March 31, 2015 and December 31, 2014, the Company had recorded reserves of $29.8 million and $33.6 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2015 and December 31, 2014, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.5 million and $2.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2015 and December 31, 2014, the $29.8 million and $33.6 million, respectively, of reserves consisted of (i) $24.1 million and $27.7 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $5.7 million and $5.9 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2015, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2015, were as follows:
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
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At March 31, 2015 and December 31, 2014, the Company had accrued $11.6 million and $12.7 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The decrease was primarily due to a weakening of the Canadian dollar.
Refinery Incident. In September 2014, a customer filed suit against the Company and two other contractors and their respective insurers seeking to be named as an additional insured on the Company’s and the other contractors’ liability policies for an April 2013 industrial fire that occurred at the customer’s refining facility. The Company and its insurers have resolved the dispute relating to the customer’s additional insured status and the customer has agreed to indemnify the Company from any additional losses relating to the matter.  The Company does not believe that this matter will have a material effect on its financial position or the results of operations.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. and thereby became subject to the legal proceedings in which Safety-Kleen and its subsidiaries (collectively "Safety-Kleen") were a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2015 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 54 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2015, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2015. From January 1, 2015 to March 31, 2015, 11 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. In 2012, similar lawsuits were filed by the same law firm in California and Missouri. On January 15, 2015, the Company reached a tentative settlement of the pending class action lawsuits, which were broadened to include similar claims on behalf of customers in Florida, West Virginia and Arkansas. The settlement must be approved by the court in a fairness hearing, which is anticipated to occur in June 2015. The exact settlement cost is not yet determinable, but it is not expected to be material.

Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 127 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 127 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 125 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 125 third party sites, 29 are now settled, 22 are currently requiring expenditures on remediation and 74 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 12 of the 125 third party sites.
Wichita Property.    The Company acquired in 2002 a service center located in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the former owner executed a consent decree relating to such site with the U.S. Environmental Protection Agency (the "EPA"), and the Company is continuing an ongoing remediation program for the Wichita Property in accordance with that consent decree. The Company also acquired rights under an indemnification agreement between the former owner and an earlier owner of the Wichita Property which the Company anticipates but cannot guarantee will be available to reimburse certain such cleanup costs.
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
Third Party Sites.    Of the 125 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at five additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 16 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 16 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 125 third party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2015 and December 31, 2014, there were three and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
The following table reconciles third party revenues to direct revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31, 2015				For the Three Months Ended March 31, 2014
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$240,325	$34,904	$1,297	$276,526	$236,781	$37,434	$399	$274,614
Industrial and Field Services	146,868	(6,561)	78	140,385	161,960	(11,758)	155	150,357
Oil Re-refining and Recycling	96,807	(18,257)	(1)	78,549	128,921	(48,116)	—	80,805
SK Environmental Services	160,684	(11,582)	—	149,102	161,388	19,957	(58)	181,287
Lodging Services	34,104	164	17	34,285	56,694	394	1	57,089
Oil and Gas Field Services	53,587	1,332	9	54,928	100,772	2,089	12	102,873
Corporate Items	124	—	(1,400)	(1,276)	151	—	(509)	(358)
Total	$732,499	$—	$—	$732,499	$846,667	$—	$—	$846,667
Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net (loss) income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, (benefit) provision for income taxes, other non-cash charges not deemed representative of fundamental segment results and excludes other income. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

The following table presents Adjusted EBITDA information used by management for each reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results, and other (income) expense to its segments.

	For the Three Months Ended
	March 31,
	2015	2014
Adjusted EBITDA:
Technical Services	$63,401	$62,177
Industrial and Field Services	10,309	16,372
Oil Re-refining and Recycling	(4,476)	12,583
SK Environmental Services	27,249	22,825
Lodging Services	6,910	17,737
Oil and Gas Field Services	1,403	16,331
Corporate Items	(26,519)	(46,039)
Total	$78,277	$101,986
Reconciliation to Consolidated Statements of (Loss) Income:
Accretion of environmental liabilities	2,619	2,724
Depreciation and amortization	68,356	69,356
Income from operations	7,302	29,906
Other income	(409)	(4,178)
Interest expense, net of interest income	19,438	19,554
(Loss) income before (benefit) provision for income taxes	$(11,727)	$14,530
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2015
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$423,520	$247,136	$194,767	$232,072	$125,281	$190,301	$89,420	$1,502,497
Goodwill	49,667	107,193	50,303	171,906	35,030	31,313	—	445,412
Permits and other intangible, net	77,280	16,814	147,598	249,003	9,389	19,961	—	520,045
Total assets	$764,557	$394,345	$503,987	$711,062	$206,871	$323,265	$641,955	$3,546,042

	December 31, 2014
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$412,323	$245,115	$201,451	$240,078	$141,965	$215,574	$102,328	$1,558,834
Goodwill	50,092	109,214	50,883	173,873	34,863	33,744	—	452,669
Permits and other intangible, net	74,870	17,801	151,041	252,897	10,744	22,727	—	530,080
Total assets	$756,169	$392,652	$538,921	$731,072	$231,782	$361,223	$692,459	$3,704,278
The following table presents total assets by geographical area (in thousands):

	March 31, 2015	December 31, 2014
United States	$2,528,087	$2,572,494
Canada	1,014,805	1,128,458
Other foreign	3,150	3,326
Total	$3,546,042	$3,704,278

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
Revision of Previously Reported Condensed Consolidating Information - As discussed further in the Company's 2014 Annual Report on Form 10-K, during preparation of the December 31, 2014 financial statements, management determined that certain amounts in the Company’s condensed consolidating financial information as previously presented in this Guarantor And Non-Guarantor Subsidiaries footnote for the period ended March 31, 2014 was not presented in accordance with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). The accompanying financial information related to the period ended March 31, 2014 has therefore been revised to correct the historical presentation. The revisions primarily relate to the following items:

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

These revisions impacted the condensed consolidating information for the period ended March 31, 2014 as presented in this footnote only and did not affect any of the Company's consolidated financial statements or ratios based thereon. There was no impact to the Company's loan covenants as a result of these corrections.
Following is the condensed consolidating balance sheet at March 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$84,881	$78,608	$70,250	$—	$233,739
Intercompany receivables	141,084	255,080	42,134	(438,298)	—
Accounts receivable, net	—	388,652	132,911	—	521,563
Other current assets	33	214,784	73,066	—	287,883
Property, plant and equipment, net	—	973,825	528,672	—	1,502,497
Investments in subsidiaries	2,602,744	605,528	—	(3,208,272)	—
Intercompany debt receivable	—	300,706	3,701	(304,407)	—
Goodwill	—	324,930	120,482	—	445,412
Permits and other intangibles, net	—	435,343	84,702	—	520,045
Other long-term assets	15,982	13,005	5,916	—	34,903
Total assets	$2,844,724	$3,590,461	$1,061,834	$(3,950,977)	$3,546,042
Liabilities and Stockholders’ Equity:
Current liabilities	$18,620	$416,437	$84,804	$—	$519,861
Intercompany payables	264,554	171,792	1,952	(438,298)	—
Closure, post-closure and remedial liabilities, net	—	153,029	22,712	—	175,741
Long-term obligations	1,395,000	—	—	—	1,395,000
Intercompany debt payable	3,701	—	300,706	(304,407)	—
Other long-term liabilities	—	246,459	46,132	—	292,591
Total liabilities	1,681,875	987,717	456,306	(742,705)	2,383,193
Stockholders’ equity	1,162,849	2,602,744	605,528	(3,208,272)	1,162,849
Total liabilities and stockholders’ equity	$2,844,724	$3,590,461	$1,061,834	$(3,950,977)	$3,546,042

Following is the condensed consolidating balance sheet at December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$154,147	$91,726	$—	$246,879
Intercompany receivables	133,219	156,920	39,724	(329,863)	—
Accounts receivables	—	414,205	142,926	—	557,131
Other current assets	—	241,232	81,191	—	322,423
Property, plant and equipment, net	—	970,757	588,077	—	1,558,834
Investments in subsidiaries	2,694,727	663,191	—	(3,357,918)	—
Intercompany debt receivable	—	327,634	3,701	(331,335)	—
Goodwill	—	324,930	127,739	—	452,669
Permits and other intangibles, net	—	435,906	94,174	—	530,080
Other long-term assets	16,801	12,959	6,502	—	36,262
Total assets	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278
Liabilities and Stockholders’ Equity:
Current liabilities	$20,820	$444,059	$107,592	$—	$572,471
Intercompany payables	163,361	164,231	2,271	(329,863)	—
Closure, post-closure and remedial liabilities, net	—	158,622	25,109	—	183,731
Long-term obligations	1,395,000	—	—	—	1,395,000
Intercompany debt payable	3,701	—	327,634	(331,335)	—
Other long-term liabilities	—	240,242	49,963	—	290,205
Total liabilities	1,582,882	1,007,154	512,569	(661,198)	2,441,407
Stockholders’ equity	1,262,871	2,694,727	663,191	(3,357,918)	1,262,871
Total liabilities and stockholders’ equity	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278

Following is the consolidating statement of (loss) income for the three months ended March 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$418,517	$193,453	$(15,640)	$596,330
Product revenues	—	116,536	23,204	(3,571)	136,169
Total revenues	—	535,053	216,657	(19,211)	732,499
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	277,602	154,428	(15,640)	416,390
Product cost of revenues	—	115,286	18,402	(3,571)	130,117
Total cost of revenues	—	392,888	172,830	(19,211)	546,507
Selling, general and administrative expenses	25	80,984	26,706	—	107,715
Accretion of environmental liabilities	—	2,306	313	—	2,619
Depreciation and amortization	—	45,801	22,555	—	68,356
(Loss) income from operations	(25)	13,074	(5,747)	—	7,302
Other income	—	111	298	—	409
Interest (expense) income	(19,639)	178	23	—	(19,438)
Equity in earnings of subsidiaries, net of taxes	4,709	(7,029)	—	2,320	—
Intercompany interest income (expense)	—	5,977	(5,977)	—	—
(Loss) income before provision for income taxes	(14,955)	12,311	(11,403)	2,320	(11,727)
(Benefit) provision for income taxes	(7,866)	7,602	(4,374)	—	(4,638)
Net (loss) income	(7,089)	4,709	(7,029)	2,320	(7,089)
Other comprehensive loss	(77,403)	(77,403)	(50,635)	128,038	(77,403)
Comprehensive loss	$(84,492)	$(72,694)	$(57,664)	$130,358	$(84,492)

Following is the consolidating statement of income for the three months ended March 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$445,903	$218,171	$(3,979)	$660,095
Product revenues	—	135,203	52,494	(1,125)	186,572
Total revenues	—	581,106	270,665	(5,104)	846,667
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	306,290	164,488	(3,979)	466,799
Product cost of revenues	—	115,257	44,788	(1,125)	158,920
Total cost of revenues	—	421,547	209,276	(5,104)	625,719
Selling, general and administrative expenses	31	87,575	31,356	—	118,962
Accretion of environmental liabilities	—	2,381	343	—	2,724
Depreciation and amortization	—	42,808	26,548	—	69,356
(Loss) income from operations	(31)	26,795	3,142	—	29,906
Other income	—	582	3,596	—	4,178
Interest (expense) income	(19,734)	234	(54)	—	(19,554)
Equity in earnings of subsidiaries, net of taxes	20,819	(519)	—	(20,300)	—
Intercompany dividend income	—	—	3,100	(3,100)	—
Intercompany interest income (expense)	—	9,057	(9,057)	—	—
Income before (benefit) provision for income taxes	1,054	36,149	727	(23,400)	14,530
(Benefit) provision for income taxes	(7,906)	15,330	(1,854)	—	5,570
Net income	8,960	20,819	2,581	(23,400)	8,960
Other comprehensive (loss) income	(41,525)	(41,525)	19,682	21,843	(41,525)
Comprehensive (loss) income	$(32,565)	$(20,706)	$22,263	$(1,557)	$(32,565)

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(8,032)	$85,311	$7,498	$—	$84,777
Cash flows from investing activities:
Additions to property, plant and equipment	—	(37,670)	(15,279)	—	(52,949)
Proceeds from sales of fixed assets	—	113	647	—	760
Costs to obtain or renew permits	—	—	(1,171)	—	(1,171)
Intercompany	—	(108,435)	—	108,435	—
Net cash used in investing activities	—	(145,992)	(15,803)	108,435	(53,360)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(14,694)	(5,574)	—	(20,268)
Issuance of restricted shares, net of shares remitted	(1,154)	—	—	—	(1,154)
Repurchases of common stock	(15,379)	—	—	—	(15,379)
Excess tax benefit of stock-based compensation	5	—	—	—	5
Payments on capital leases	—	(164)	(234)	—	(398)
Intercompany	108,435	—	—	(108,435)	—
Net cash from (used in) financing activities	91,907	(14,858)	(5,808)	(108,435)	(37,194)
Effect of exchange rate change on cash	—	—	(7,363)	—	(7,363)
Increase (decrease) in cash and cash equivalents	83,875	(75,539)	(21,476)	—	(13,140)
Cash and cash equivalents, beginning of period	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of period	$84,881	$78,608	$70,250	$—	$233,739

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(49,377)	$72,813	$(6,519)	$(12,321)	$4,596
Cash flows from investing activities:
Additions to property, plant and equipment	—	(46,287)	(28,718)	—	(75,005)
Proceeds from sale of fixed assets	—	228	648	—	876
Costs to obtain or renew permits	—	(111)	(964)	—	(1,075)
Proceeds from sale of long term investments	—	—	12,870	—	12,870
Intercompany	—	(49,094)	—	49,094	—
Net cash used in investing activities	—	(95,264)	(16,164)	49,094	(62,334)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	60	(39)	—	21
Proceeds from employee stock purchase plan	2,141	—	—	—	2,141
Issuance of restricted shares, net of shares remitted	(750)	—	—	—	(750)
Repurchases of common stock	(1,225)	—	—	—	(1,225)
Excess tax benefit of stock-based compensation	117	—	—	—	117
Payments of capital leases	—	(42)	(596)	—	(638)
Dividends (paid) / received	—	(12,321)	—	12,321	—
Intercompany	49,094	—	—	(49,094)	—
Net cash from (used in) financing activities	49,377	(12,303)	(635)	(36,773)	(334)
Effect of exchange rate change on cash	—	—	(2,994)	—	(2,994)
Decrease in cash and cash equivalents	—	(34,754)	(26,312)	—	(61,066)
Cash and cash equivalents, beginning of period	1,006	235,505	73,562	—	310,073
Cash and cash equivalents, end of period	$1,006	$200,751	$47,250	$—	$249,007

(18) SUBSEQUENT EVENTS

On May 6, 2015, the Company announced that it has expanded its planned carve-out to include the entire Lodging Services segment. The Company previously announced that it intended to include only the drilling-related mobile assets as part of the expected standalone public entity, along with the Oil and Gas Field Services segment. Timing could take more than 12 months and completion of the carve-out is subject to certain conditions including, but not limited to, market conditions, determination of the most advantageous structure from a financial and tax standpoint, overall costs to our Company, receipt of regulatory approvals, compliance with our debt covenants, the effectiveness of securities laws filings and final approval by our board of directors. There can be no assurance regarding the ultimate structure and timing of the proposed transaction or whether the transaction will be completed.

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
Highlights

Total revenues in the three months ended March 31, 2015 were $732.5 million compared with $846.7 million in the three months ended March 31, 2014, respectively. The decrease in total revenues were primarily due to decreases in our Oil and Gas Field Services and Lodging Services Segments whose operations are predominantly located in Canada and have been negatively impacted by the current downturn in oil related industries. Foreign currency also negatively impacted these businesses on a comparative basis. Macroeconomic factors in the base oil markets which have driven oil pricing downward also negatively impacted revenues recorded by the SK Environmental Services and Oil Re-refining and Recycling Segments. Changes in segment revenues which in turn resulted in lower income measures are more fully described in our Segment Performance section below under the heading "Direct Revenues." We reported income from operations for the three months ended March 31, 2015 of $7.3 million compared with income from operations of $29.9 million in the three months ended March 31, 2014, respectively. Adjusted EBITDA for the three months ended March 31, 2015 decreased 23.2% to $78.3 million from $102.0 million in the three months ended March 31, 2014. Additional information, including a reconciliation of Adjusted EBITDA to Net Income, appears below under the heading "Adjusted EBITDA."

Segment data

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three months ended March 31, 2015 and 2014 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended
	2015	2014	$ Change	% Change
Third Party Revenues(1):
Technical Services	$240,325	$236,781	$3,544	1.5%
Industrial and Field Services	146,868	161,960	(15,092)	(9.3)
Oil Re-refining and Recycling	96,807	128,921	(32,114)	(24.9)
SK Environmental Services	160,684	161,388	(704)	(0.4)
Lodging Services	34,104	56,694	(22,590)	(39.8)
Oil and Gas Field Services	53,587	100,772	(47,185)	(46.8)
Corporate Items	124	151	(27)	(17.9)
Total	$732,499	$846,667	$(114,168)	(13.5)%
Direct Revenues(1):
Technical Services	$276,526	$274,614	$1,912	0.7%
Industrial and Field Services	140,385	150,357	(9,972)	(6.6)
Oil Re-refining and Recycling	78,549	80,805	(2,256)	(2.8)
SK Environmental Services	149,102	181,287	(32,185)	(17.8)
Lodging Services	34,285	57,089	(22,804)	(39.9)
Oil and Gas Field Services	54,928	102,873	(47,945)	(46.6)
Corporate Items	(1,276)	(358)	(918)	(256.4)
Total	732,499	846,667	(114,168)	(13.5)
Cost of Revenues(2):
Technical Services	189,540	189,775	(235)	(0.1)
Industrial and Field Services	114,419	119,564	(5,145)	(4.3)
Oil Re-refining and Recycling	78,224	64,109	14,115	22.0
SK Environmental Services	94,530	130,273	(35,743)	(27.4)
Lodging Services	25,760	37,933	(12,173)	(32.1)
Oil and Gas Field Services	47,413	79,149	(31,736)	(40.1)
Corporate Items	(3,379)	4,916	(8,295)	(168.7)
Total	546,507	625,719	(79,212)	(12.7)
Selling, General & Administrative Expenses:
Technical Services	23,585	22,662	923	4.1
Industrial and Field Services	15,657	14,421	1,236	8.6
Oil Re-refining and Recycling	4,801	4,113	688	16.7
SK Environmental Services	27,323	28,189	(866)	(3.1)
Lodging Services	1,615	1,419	196	13.8
Oil and Gas Field Services	6,112	7,393	(1,281)	(17.3)
Corporate Items	28,622	40,765	(12,143)	(29.8)
Total	107,715	118,962	(11,247)	(9.5)
Adjusted EBITDA:
Technical Services	63,401	62,177	1,224	2.0
Industrial and Field Services	10,309	16,372	(6,063)	(37.0)
Oil Re-refining and Recycling	(4,476)	12,583	(17,059)	(135.6)
SK Environmental Services	27,249	22,825	4,424	19.4
Lodging Services	6,910	17,737	(10,827)	(61.0)
Oil and Gas Field Services	1,403	16,331	(14,928)	(91.4)
Corporate Items	(26,519)	(46,039)	19,520	42.4
Total	$78,277	$101,986	$(23,709)	(23.2)%
______________________

1.	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: foreign currency rate volatility, acquisitions, general economic conditions and specific industry conditions which at the current time are heavily impacted by the oil and gas related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.
Technical Services direct revenues increased $1.9 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to overall growth in our treatment, storage and disposal network as a result of greater drum volumes, increases in remediation projects and greater landfill tonnage, partially offset by lower commodity pricing on certain metals and other materials we recycle and negative impacts from foreign currency translation from the comparable period in 2014. Our incinerators generated a utilization rate of 90.9% for the three months ended March 31, 2015, compared with 88.8% in the comparable period of 2014. Our landfill volumes increased 20.7% in the three months ended March 31, 2015 from the comparable period in 2014.
Industrial and Field Services direct revenues decreased $10.0 million in the three months ended March 31, 2015 from the comparable period in 2014. The decrease was primarily due to decreased activity in the oil sands region commensurate with the overall economic downturn seen in that area and the effects of foreign currency translation.
Oil Re-refining and Recycling direct revenues decreased $2.3 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to lower volumes and lower sales prices for both base and blended oils which reduced the segment’s portion of these revenues. These lower sales prices that were in effect during the quarter ended March 31, 2015 resulted from macroeconomic factors in the base and blended oil markets which reduced market pricing during the latter half of 2014.
SK Environmental Services direct revenues decreased $32.2 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to significant decreases in the intercompany sales prices of used oil sold to and utilized by the Oil Re-refining and Recycling segment in the manufacturing of its products and lower volumes of refined fuel oil sales to third parties as well as the negative effects of foreign currency translation.
Lodging Services direct revenues decreased $22.8 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to lower overall occupancy rates and resulting lower pricing at our camps and lodges. These decreases are reflective of current economic factors due to lower levels of overall activity in the oil sands region and other areas of Western Canada where the majority of this segment operates. Additionally, revenues were negatively impacted by currency translation, as compared to the comparable period in 2014.
Oil and Gas Field Services direct revenues decreased $47.9 million in the three months ended March 31, 2015 from the comparable period in 2014. These decreases were primarily due to lower levels of exploration and other oil and gas related activity due to a shorter than normal drill season and project delays arising from currently depressed oil markets and uncertainty about future industry economic conditions. The decreased revenues were also negatively impacted by foreign currency translation.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing and other cost reduction initiatives.
Technical Services cost of revenues decreased $0.2 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to decreases in fuel expense, turnaround costs and utilities, partially offset by increases in outside transportation, labor, materials and supplies as a result of the incremental revenue generated during the three months ended March 31, 2015. The improved profit margins resulted from overall mix of waste handled and greater operating efficiencies.
Industrial and Field Services cost of revenues decreased $5.1 million in the three months ended March 31, 2015 from the comparable periods in 2014 primarily due to decreases in fuel expense, labor and contractors as a result of decreased revenues during the period.
Oil Re-refining and Recycling cost of revenues increased $14.1 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to the impacts of inventory revaluation, partially offset by decreases in used oil and oil additive costs and utilities incurred during the period.
SK Environmental Services cost of revenues decreased $35.7 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to decreases in costs attributable to used oil collected by the business and sold to the Oil Re-refining and Recycling segment, allied products and fuel expense as a result of decreased revenues during the period.

Lodging Services cost of revenues decreased $12.2 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to decreased revenues and lower costs related to our catering services which continue to be impacted by the lower levels of overall activity in the oil sands region and other areas of Western Canada.
Oil and Gas Field Services cost of revenues decreased $31.7 million in the three months ended March 31, 2015 from the comparable periods in 2014 primarily due to decreases in labor, fuel expense, equipment rentals and materials in connection with overall lower business activity and revenues.
Corporate cost of revenues decreased $8.3 million in the three months ended March 31, 2015 from the comparable periods in 2014 primarily due to benefits arising from overall decreases in insurance related costs recorded within the Corporate segment.
Selling, General and Administrative Expenses
Technical Services selling, general and administrative expenses increased $0.9 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to changes in environmental liabilities, partially offset by decreases in salaries and benefits.
Industrial and Field Services selling, general and administrative expenses increased $1.2 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to increases in sales and marketing related activity costs, partially offset by salaries and benefits, travel, professional fees and supplies.
Oil Re-refining and Recycling selling, general and administrative expenses increased $0.7 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to increases in variable compensation partially offset by decreases in salaries and benefits, marketing and professional fees.
SK Environmental Services selling, general and administrative expenses decreased $0.9 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to decreases in salaries and benefits, marketing and professional fees, partially offset by increases in variable compensation.
Lodging Services selling, general and administrative expenses increased $0.2 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to increases in variable compensation.
Oil and Gas Field Services selling, general and administrative expenses decreased $1.3 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to decreases in salaries and benefits, travel and supplies.
Corporate Items selling, general and administrative expenses decreased $12.1 million for the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to lower benefit related expenses, variable compensation and severance related costs.
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
The following is a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(7,089)	$8,960
Accretion of environmental liabilities	2,619	2,724
Depreciation and amortization	68,356	69,356
Other income	(409)	(4,178)
Interest expense, net	19,438	19,554
(Benefit) provision for income taxes	(4,638)	5,570
Adjusted EBITDA	$78,277	$101,986

Depreciation and Amortization

	For the Three Months Ended
	March 31,		2015 over 2014
	2015	2014	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$57,355	$59,891	$(2,536)	(4.2)%
Permits and other intangibles amortization	11,001	9,465	1,536	16.2
Total depreciation and amortization	$68,356	$69,356	$(1,000)	(1.4)%

Depreciation and amortization decreased $1.0 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to the impacts of foreign currency on depreciation of non-U.S. assets.
Other Income

	For the Three Months Ended
	March 31,		2015 over 2014
	2015	2014	$ Change	% Change
Other income	$409	$4,178	$(3,769)	90.2%
Other income decreased $3.8 million in the three months ended March 31, 2015 from the comparable period in 2014 primarily due to gains on the sale of our available-for-sale securities that did not reoccur in the three months ended March 31, 2015.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2015 over 2014
	2015	2014	$ Change	% Change
Provision for income taxes	$(4,638)	$5,570	$(10,208)	(183.3)%
     Income tax expense for the three months ended March 31, 2015 decreased $10.2 million as compared to the comparable period in 2014. The decrease is a result of the Company’s losses before tax in Canadian operations.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2015, we had a remaining valuation allowance of $29.4 million. The allowance as of March 31, 2015 consisted of $16.5 million of foreign tax credits, $3.9 million of state net operating loss carryforwards, $7.0 million of foreign net operating loss carryforwards and $2.0 million for the deferred tax assets of a Canadian subsidiary. At December 31, 2014, we had a remaining valuation allowance of $29.1 million. The allowance as of December 31, 2014 consisted of $16.5 million of foreign tax credits, $3.9 million of state net operating loss carryforwards, $6.7 million of foreign net operating loss carryforwards and $2.0 million for the deferred tax assets of a Canadian subsidiary.

Liquidity and Capital Resources

	For the Three Months Ended
(in thousands)	2015	2014
Net cash from operating activities	$84,777	$4,596
Net cash used in investing activities	(53,360)	(62,334)
Net cash from financing activities	(37,194)	(334)
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2015 was $84.8 million, an increase of $80.2 million, compared with net cash from operating activities for the comparable period in 2014. The change was primarily the result of improvements in working capital including lower inventory levels resulting from the reduction in used oil costs.
Net cash used in investing activities
Net cash used in investing activities for three months ended March 31, 2015 was $53.4 million, a decrease of 14.4% compared with $62.3 million of cash used in investing activities for the comparable period in 2014. The change was primarily the result of decreases in capital expenditures, partially offset by proceeds received from the sale of marketable securities which occurred in the first three months of 2014 and did not reoccur in the current period.
Net cash from financing activities
Net cash from financing activities for the three months ended March 31, 2015 was an outflow of $37.2 million, compared to $0.3 million for the comparable period in 2014. The change in net cash from financing activities during the three months ended March 31, 2015 was primarily due to repurchases of common stock made in the first three months of 2015 and the change in uncashed checks which resulted from the timing of payments made by the Company.
Working Capital
We intend to use our existing cash and cash equivalents and cash flows from operations primarily to provide for our working capital needs and to fund capital expenditures and potential future acquisitions. We anticipate that our operating cash flow will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At March 31, 2015, cash and cash equivalents totaled $233.7 million, compared to $246.9 million at December 31, 2014. At March 31, 2015, cash and cash equivalents held by foreign subsidiaries totaled $70.3 million and were readily convertible into other foreign currencies including U.S. dollars. At March 31, 2015, the cash and cash equivalent balances for our U.S. operations were $163.5 million. Our U.S. operations had net operating cash from operations of $77.3 million for the three months ended March 31, 2015. Additionally, we have a $400.0 million revolving credit facility of which $209.6 million was available to borrow at March 31, 2015. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Common Stock Repurchase Program
On March 13, 2015, our Board of Directors increased the size of the Company’s current share repurchase program from $150 million to $300 million. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of March 31, 2015, we had repurchased and retired a total of approximately 2.3 million shares of our common stock for approximately $120.5 million under this program. As of March 31, 2015, an additional $179.5 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change
Closure and post-closure liabilities	$51,120	$50,701	$419	0.8%
Remedial liabilities	149,745	155,121	(5,376)	(3.5)
Total environmental liabilities	$200,865	$205,822	$(4,957)	(2.4)%
Total environmental liabilities as of March 31, 2015 were $200.9 million, a decrease of 2.4%, or $5.0 million, compared to December 31, 2014 primarily due to expenditures and foreign currency partially offset by interest accretion.
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
In the three months ended March 31, 2015, the net increase in our environmental liabilities from changes in estimates recorded as a charge within the statement of income was $0.4 million and primarily related to two sites. An increase in the scope of work at one remediation site partially offset by a reduction at a Superfund site where a significant phase of the work was completed using funds collected from settling PRPs, and the previously budgeted cash expenditure was not required.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $595.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at March 31, 2015, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Capital Expenditures
For 2015, we are continuing to target capital expenditures of $200 million, which excludes the construction of the El Dorado incinerator, which we still believe will likely add approximately $50 million in 2015.  We also intend to sell approximately $25-$50 million of non-essential assets, so that our capital expenditures net of these intended dispositions will be approximately $200-$225 million in 2015. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than described below there were no material changes in the first three months of 2015 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Goodwill. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the implied value of the goodwill. At interim periods we monitor the reporting units for any events and/or changes in circumstances that might indicate impairment and perform interim impairment tests when deemed necessary.

As disclosed in the our annual report for the year ended December 31, 2014, goodwill attributable to the Oil and Gas Field Services reporting unit was at risk of impairment because of lower operating results caused by the depressed economic conditions and lower levels of activity in the Oil and Gas industry primarily in Western Canada.  During the quarter ended March 31, 2015, we continued to monitor the reporting unit’s performance along with other business specific and macroeconomic and industry factors and concluded that as of March 31, 2015 events and changes in circumstances have not arisen which would indicate that the fair values of this reporting unit was less than its carrying values.  Given the results of our most recent annual impairment test performed at December 31, 2014 and considerations assessed during the current quarter, we continue to believe that there is risk of future impairment relative to the goodwill balance of the Oil and Gas Field Services reporting unit As of March 31, 2015, goodwill attributable to this reporting unit was $31.3 million. We will continue to monitor the business for events or circumstances which could indicate that the reporting unit’s fair value more likely than not no longer exceeds its carrying value and perform interim goodwill impairment tests as deemed necessary.

Significant judgments and unobservable inputs categorized as level III in the fair value hierarchy are inherent in the annual impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The Company’s near term expectations of cash flows include additional cost cutting and efficiency initiatives to mitigate some of the near term pressures brought on by the current state of the oil and gas industry. We believe that the assumptions used in our impairment analyses are reasonable, but variations in any of the assumptions may result in future impairments being recorded. If the Oil and Gas Field Services reporting unit does not achieve the financial performance that we expect, our long term performance expectations change or market factors such as interest rates significantly change from current levels, it is possible that a goodwill impairment charge may result.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2015 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the three months ended March 31, 2015, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2015 through January 31, 2015	4,039	$45.29	—	$45,658.509
February 1, 2015 through February 28, 2015	435	$49.14	—	$45,658,509
March 1, 2015 through March 31, 2015	303,019	$56.31	285,888	$179,543,768
Total	307,493	$56.16	285,888	$179,543,768
______________________

(1)	Includes 21,605 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

(3)
On March 13, 2015, the Company's Board of Directors increased the size of the Company’s current share repurchase program from up to $150 million to up to $300 million. We intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market from time to time. The stock repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of (Loss) Income, (iii) Unaudited Consolidated Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	May 7, 2015

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	May 7, 2015