Form 10-Q
period 2015-06-30
CLEAN HARBORS INC
filed 2015-08-05
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	58,429,608
(Class)	(Outstanding as of July 31, 2015)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$173,621	$246,879
Accounts receivable, net of allowances aggregating $32,207 and $25,661, respectively	684,875	557,131
Unbilled accounts receivable	37,095	40,775
Deferred costs	19,575	19,018
Inventories and supplies	149,861	168,663
Prepaid expenses and other current assets	60,880	57,435
Deferred tax assets	37,410	36,532
Total current assets	1,163,317	1,126,433
Property, plant and equipment, net	1,562,254	1,558,834
Other assets:
Deferred financing costs	15,941	17,580
Goodwill	452,858	452,669
Permits and other intangibles, net	534,621	530,080
Other	17,646	18,682
Total other assets	1,021,066	1,019,011
Total assets	$3,746,637	$3,704,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$45	$536
Accounts payable	365,088	267,329
Deferred revenue	64,642	62,966
Accrued expenses	241,098	219,549
Current portion of closure, post-closure and remedial liabilities	26,321	22,091
Total current liabilities	697,194	572,471
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,693 and $4,999, respectively	44,153	45,702
Remedial liabilities, less current portion of $18,628 and $17,092, respectively	130,149	138,029
Long-term obligations	1,395,000	1,395,000
Deferred taxes, unrecognized tax benefits and other long-term liabilities	306,705	290,205
Total other liabilities	1,876,007	1,868,936
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 58,428,068 and 58,903,482 shares, respectively	584	589
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	777,465	805,029
Accumulated other comprehensive loss	(176,014)	(110,842)
Accumulated earnings	571,870	568,564
Total stockholders’ equity	1,173,436	1,262,871
Total liabilities and stockholders’ equity	$3,746,637	$3,704,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Service revenues	$801,347	$665,275	$1,397,677	$1,325,370
Product revenues	134,881	193,205	271,050	379,777
Total revenues	936,228	858,480	1,668,727	1,705,147
Cost of revenues (exclusive of items shown separately below)
Service revenues	544,870	445,757	961,260	912,556
Product revenues	107,818	161,193	237,935	320,113
Total cost of revenues	652,688	606,950	1,199,195	1,232,669
Selling, general and administrative expenses	120,418	115,731	228,133	234,693
Accretion of environmental liabilities	2,599	2,609	5,218	5,333
Depreciation and amortization	67,773	66,075	136,129	135,431
Goodwill impairment charge	31,992	—	31,992	—
Income from operations	60,758	67,115	68,060	97,021
Other (expense) income	(660)	(655)	(251)	3,523
Interest expense, net of interest income of $188, $211, $339 and $416, respectively	(19,249)	(19,382)	(38,687)	(38,936)
Income before provision for income taxes	40,849	47,078	29,122	61,608
Provision for income taxes	30,454	18,406	25,816	23,976
Net income	$10,395	$28,672	$3,306	$37,632
Earnings per share:
Basic	$0.18	$0.47	$0.06	$0.62
Diluted	$0.18	$0.47	$0.06	$0.62
Shares used to compute earnings per share - Basic	58,590	60,665	58,732	60,695
Shares used to compute earnings per share - Diluted	58,710	60,778	58,832	60,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$10,395	$28,672	$3,306	$37,632
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities (net of taxes of $0, $11, $0, $141 respectively)	—	(61)	—	799
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $0, $8, $0, $504 respectively)	—	(45)	—	(2,857)
Foreign currency translation adjustments	12,231	36,162	(65,172)	(3,411)
Other comprehensive income (loss)	12,231	36,056	(65,172)	(5,469)
Comprehensive income (loss)	$22,626	$64,728	$(61,866)	$32,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,306	$37,632
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	136,129	135,431
Goodwill impairment charge	31,992	—
Allowance for doubtful accounts	4,536	4,605
Amortization of deferred financing costs and debt discount	1,639	1,576
Accretion of environmental liabilities	5,218	5,333
Changes in environmental liability estimates	887	(1,429)
Deferred income taxes	(908)	(1)
Stock-based compensation	6,146	4,340
Excess tax benefit of stock-based compensation	(102)	(644)
Net tax (deficiency) benefit on stock based awards	(72)	644
Other expense (income)	251	(3,523)
Environmental expenditures	(11,532)	(7,443)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(133,031)	(9,542)
Inventories and supplies	17,694	(9,556)
Other current assets	(816)	(8,721)
Accounts payable	108,639	(46,421)
Other current and long-term liabilities	23,839	12,663
Net cash from operating activities	193,815	114,944
Cash flows from investing activities:
Additions to property, plant and equipment	(124,145)	(138,186)
Proceeds from sales of fixed assets	2,646	2,986
Proceeds from sales of marketable securities	—	12,947
Acquisitions, net of cash acquired	(79,610)	(6,150)
Additions to intangible assets, including costs to obtain or renew permits	(3,088)	(2,891)
Net cash used in investing activities	(204,197)	(131,294)
Cash flows from financing activities:
Change in uncashed checks	(22,160)	3,162
Proceeds from exercise of stock options	397	—
Issuance of restricted shares, net of shares remitted	(1,837)	(2,215)
Repurchases of common stock	(32,203)	(14,657)
Proceeds from employee stock purchase plan	—	4,364
Repayment of long-term obligations	—	(5,000)
Payments on capital leases	(471)	(1,190)
Excess tax benefit of stock-based compensation	102	644
Net cash from financing activities	(56,172)	(14,892)
Effect of exchange rate change on cash	(6,704)	(187)
Decrease in cash and cash equivalents	(73,258)	(31,429)
Cash and cash equivalents, beginning of period	246,879	310,073
Cash and cash equivalents, end of period	$173,621	$278,644
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$37,411	$37,070
Income taxes (received) paid	3,068	14,304
Non-cash investing and financing activities:
Accrual for repurchased shares	—	1,562
Property, plant and equipment accrued	34,799	21,934
Receivable for estimated purchase price adjustment	2,518	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2015	58,903	$589	$(469)	$805,029	$(110,842)	$568,564	$1,262,871
Net income	—	—	—	—	—	3,306	3,306
Other comprehensive loss	—	—	—	—	(65,172)	—	(65,172)
Stock-based compensation	—	—	—	6,146	—	—	6,146
Issuance of restricted shares, net of shares remitted	85	1	—	(1,838)	—	—	(1,837)
Repurchases of common stock	(572)	(6)	—	(32,197)	—	—	(32,203)
Exercise of stock options	12	—	—	397	—	—	397
Net tax deficiency on stock based awards	—	—	—	(72)	—	—	(72)
Balance at June 30, 2015	58,428	$584	$(469)	$777,465	$(176,014)	$571,870	$1,173,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which includes the audited consolidated balance sheet as of December 31, 2014 from which the one presented herein was derived.
Reclassifications

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
Recent Accounting Pronouncements
Standards implemented
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)
2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in ASU 2014-08 provide guidance for the recognition and disclosure of discontinued operations. The adoption of ASU 2014-08 did not have an impact on the Company's consolidated financial statements.
Standards to be implemented
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.
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
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The amendment provides guidance regarding the simplification of the presentation of debt issuance costs. The amendments in this update are currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The impact of this standard on the Company's consolidated financial statements is limited to a reclassification of deferred financing costs from an asset balance to inclusion as an offset against the carrying value of long term obligations.
In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330). The amendment provides guidance regarding the measurement of inventory. Entities should measure inventory within the scope of this update at the lower of cost and net realizable value. The amendments in this update are currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Adoption is not expected to have a material impact on the Company's consolidated financial statements.
(3) BUSINESS COMBINATIONS
2015 Acquisition

On April 11, 2015, the Company completed the acquisition of Heckmann Environmental Services, Inc. (“HES”) and Thermo Fluids Inc. (“TFI”), a wholly-owned subsidiary of HES. The acquisition was accomplished through a purchase by Safety-Kleen, Inc., a wholly-owned subsidiary of the Company, of all of the issued and outstanding shares of HES from Nuverra Environmental Solutions, Inc. (“NES”). HES is a holding company that does not conduct any operations. TFI provides environmental services, including used oil recycling, used oil filter recycling, antifreeze products, parts washers and solvent recycling, and industrial waste management services, including vacuum services, remediation, lab pack and hazardous waste management. The Company acquired TFI for an estimated preliminary purchase price of $77.1 million inclusive of current estimates of and subject to certain closing and post-closing adjustments relating to working capital and other assumed liabilities. The acquisition was financed with cash on hand and expands the Company’s environmental services customer base while also complimenting the SK Environmental Services network and presence in the western United States. The amount of revenue from TFI included in the Company's results of operations for the period ended June 30, 2015 was $11.7 million. During the three and six months ended June 30, 2015, the Company incurred acquisition-related costs of approximately $0.3 million and $0.4 million, respectively, in connection with the transaction which are primarily included in selling, general and administrative expenses in the consolidated statements of income. Results of TFI since acquisition have been included within the SK Environmental Services segment.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of April 11, 2015, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

At acquisition date April 11, 2015
Accounts receivable	$7,109
Inventories and supplies	1,791
Prepaid and other current assets	1,749
Property, plant and equipment	30,468
Permits and other intangibles	20,000
Current liabilities	(5,859)
Closure and post-closure liabilities	(1,676)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(13,081)
Total identifiable net assets	40,501
Goodwill	36,591
Total	$77,092
Pro forma revenue and earnings amounts on a combined basis as if TFI had been acquired on January 1, 2014 are immaterial to the consolidated financial statements of the Company since that date.

(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Oil and oil products	$39,478	$62,111
Supplies and drums	70,828	68,547
Solvent and solutions	10,105	9,355
Modular camp accommodations	14,703	15,776
Other	14,747	12,874
Total inventories and supplies	$149,861	$168,663
As of June 30, 2015 and December 31, 2014, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.
(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$99,929	$98,507
Asset retirement costs (non-landfill)	12,498	10,871
Landfill assets	121,054	110,984
Buildings and improvements	344,059	338,242
Camp equipment	166,210	180,575
Vehicles	499,921	471,615
Equipment	1,316,034	1,302,424
Furniture and fixtures	5,412	5,517
Construction in progress	81,843	45,605
	2,646,960	2,564,340
Less - accumulated depreciation and amortization	1,084,706	1,005,506
Total property, plant and equipment, net	$1,562,254	$1,558,834
Interest in the amount of $0.4 million and $0.6 million was capitalized to fixed assets during the three and six months ended June 30, 2015, respectively. Interest in the amount of $0.2 million and $0.3 million was capitalized to fixed assets during the three and six months ended June 30, 2014, respectively. Depreciation expense, inclusive of landfill amortization was $58.9 million and $116.3 million for the three and six months ended June 30, 2015, respectively. Depreciation expense, inclusive of landfill amortization was $57.2 million and $117.1 million for the three and six months ended June 30, 2014, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the six months ended June 30, 2015 were as follows (in thousands):

2015
Balance at January 1, 2015	$452,669
Acquired from acquisitions	36,591
Increase from adjustments during the measurement period related to recent acquisitions	3,841
Goodwill impairment charge	(31,992)
Foreign currency translation	(8,251)
Balance at June 30, 2015	$452,858
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

As disclosed in the Company's annual report on form 10K for the year ended December 31, 2014, the fair value of the Oil and Gas Field Services reporting unit did not significantly exceed its carrying amount. During the first quarter of 2015, the Company evaluated the reporting unit’s performance along with other business specific, and macroeconomic industry factors and concluded that no interim impairment test was necessary.

During the quarter ended June 30, 2015, certain events and changes in circumstances arose which led management of the Company to conclude that the fair value of the Oil and Gas Field Services reporting unit may be less than its carrying value and therefore an interim impairment test was conducted relative to goodwill recorded by the Oil and Gas Field Services reporting unit. The primary events and changes in circumstances which led to this conclusion were:

•
The second quarter is the period of time where greater levels of communication with customers and the receipt of bids and proposals for project work takes place and provide management with more clarity into levels of activity and other economic and business indicators for the latter half of the fiscal year and into the first quarter of the following year. During the quarter ended June 30, 2015 it became apparent that oil and gas exploration and production activity would continue to be lower than historical periods and lower than previously anticipated by the Company. This was evidenced by reduced volume in bid and proposal requests from customers and communications indicating the reduction in customer budgets in these areas as well as lower than anticipated pricing for our services.

•
Market and industry reports which management looks to in projecting business conditions and establishing forecast information evidenced more pessimistic views in the near term. The continued depressed price of oil without any upward momentum since December 2014 as well as declining and expected continued decline in rig count for the remainder of 2015 have resulted in lower estimates of industry activity in the second half of 2015 and early 2016.

•	In recognition of lower than anticipated business results and less optimistic market indicators, management significantly lowered its 2015 forecasts relative to the Oil and Gas reporting unit.

In performing Step I of this interim goodwill impairment test, the estimated fair value of the Oil and Gas Field Services reporting unit was determined using an income approach based upon discounted cash flows and was compared to the reporting unit's carrying value as of June 30, 2015. Based on the results of that valuation, the carrying amount of the reporting unit, including $32.0 million of goodwill, exceeded its estimated fair value and as a result the Company performed Step II of the goodwill impairment test to determine the amount of goodwill impairment charge to be recorded.

Step II of the goodwill impairment test required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount. The estimates of the fair values of intangible assets identified in performing this theoretical purchase price allocation and resulting implied fair value of goodwill required significant judgment. Based on the results of this goodwill impairment test the implied value of goodwill was $0 and as such the Company recognized a goodwill impairment charge equal to the recorded amount of goodwill or $32.0 million as of June 30, 2015.

The factors contributing to the $32.0 million goodwill impairment charge principally related to events and changes in circumstances discussed above which had negative impacts on the Company’s prospective financial information utilized in its discounted cash flow model prepared in connection with the interim impairment test. The currently projected lower levels of activity and pricing in the latter half of the year which became evident during the second quarter decreased the reporting unit’s anticipated future cash flows for 2015 as compared to those estimated previously. These factors have also provided evidence of a longer than expected overall recovery from current industry lows which negatively impacted the estimated levels of cash flows in future periods that are assumed in the cash flow models utilized in the interim impairment test. These factors adversely affected the estimated fair value of the reporting unit as of June 30, 2015 and ultimately led to the recognition of the goodwill impairment charge.

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. The Company believes that the assumptions used in its annual and any interim date impairment tests are reasonable, but variations in any of the assumptions may result in different calculations of fair values and impairment charges.

The Company also performed an analysis to consider whether the reporting unit's carrying values of finite-lived intangible and other long lived assets may not be entirely recoverable. As of June 30, 2015 the Oil and Gas Field Services reporting unit had property, plant and equipment, net of $185.3 million, other intangible assets of $20.1 million consisting of: permits of $0.1 million, customer and supplier relationships of $10.7 million and other intangible assets of $9.3 million. Based on this analysis, sufficient undiscounted cash flows were available over those assets' remaining lives to demonstrate recoverability and thus no impairment exists.
Below is a summary of amortizable other intangible assets (in thousands):

	June 30, 2015				December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$163,036	$59,430	$103,606	19.1	$156,692	$55,318	$101,374	19.0
Customer and supplier relationships	384,722	88,471	296,251	10.6	370,373	77,697	292,676	11.0
Other intangible assets	32,353	20,354	11,999	2.4	31,540	19,074	12,466	3.2
Total amortizable permits and other intangible assets	580,111	168,255	411,856	10.7	558,605	152,089	406,516	11.4
Trademarks and trade names	122,765	—	122,765	Indefinite	123,564	—	123,564	Indefinite
Total permits and other intangible assets	$702,876	$168,255	$534,621		$682,169	$152,089	$530,080
Amortization expense of permits and other intangible assets for the three and six months ended June 30, 2015 and was $8.8 million and $19.8 million, respectively. Amortization expense of permits and other intangible assets for the three and six months ended June 30, 2014 was $8.9 million and $18.4 million, respectively.
Below is the expected future amortization of the net carrying amount of finite-lived intangible assets at June 30, 2015 (in thousands):

Years Ending December 31,	Expected Amortization
2015 (six months)	$18,761
2016	37,120
2017	34,506
2018	31,440
2019	27,730
Thereafter	262,299
$411,856
(7) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Insurance	$50,958	$58,931
Interest	20,503	20,527
Accrued compensation and benefits	62,829	59,006
Income, real estate, sales and other taxes	64,633	38,297
Other	42,175	42,788
Total accrued expenses	$241,098	$219,549

(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the six months ended June 30, 2015 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2015	$29,932	$20,769	$50,701
Liabilities assumed in acquisitions	—	1,676	1,676
New asset retirement obligations	1,327	—	1,327
Accretion	1,305	1,021	2,326
Changes in estimates recorded to statement of income	60	25	85
Changes in estimates recorded to balance sheet	(932)	—	(932)
Expenditures	(2,980)	(86)	(3,066)
Currency translation and other	(166)	(105)	(271)
Balance at June 30, 2015	$28,546	$23,300	$51,846
All of the landfill facilities included in the above were active as of June 30, 2015. New asset retirement obligations incurred during the first six months of 2015 were discounted at the credit-adjusted risk-free rate of 5.99%. There were no significant charges (benefits) in 2015 resulting from changes in estimates for closure and post-closure liabilities.
(9) REMEDIAL LIABILITIES
The changes to remedial liabilities for the six months ended June 30, 2015 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2015	$5,420	$68,528	$81,173	$155,121
Accretion	126	1,447	1,319	2,892
Changes in estimates recorded to statement of income	(122)	51	873	802
Expenditures	(80)	(2,374)	(6,012)	(8,466)
Currency translation and other	(185)	(55)	(1,332)	(1,572)
Balance at June 30, 2015	$5,159	$67,597	$76,021	$148,777
In the six months ended June 30, 2015, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.
(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2015	December 31, 2014
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	595,000	595,000
Long-term obligations	$1,395,000	$1,395,000

On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 ("2020 Notes") with semi-annually fixed interest payments on February 1 and August 1 of each year, which commenced on February 1, 2013. At June 30, 2015 and December 31, 2014, the fair value of the Company's 2020 Notes was $812.0 million and $804.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes") with semi-annually fixed interest payments on June 1 and December 1 of each year, which commenced on June 1, 2013. At June 30, 2015 and December 31, 2014, the fair value of the Company's 2021 Notes was $595.0 million and based on quoted market prices for the instrument. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of June 30, 2015 and December 31, 2014 had no outstanding loan balances. At June 30, 2015, $242.8 million was available to borrow and outstanding letters of credit were $144.9 million. At December 31, 2014, $238.4 million was available to borrow and outstanding letters of credit were $134.5 million.
Available credit for Clean Harbors, Inc. ("Parent") and its domestic subsidiaries is subject to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. The revolving credit facility is guaranteed by all of Parent’s domestic subsidiaries and secured by substantially all of Parent’s and its domestic subsidiaries’ assets. Available credit for Parent’s Canadian subsidiaries is subject to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.

(11) INCOME TAXES
The Company did not record any tax charges or benefits as a result of the goodwill impairment charge recorded in the second quarter. Effective tax rates for the three and six months ended June 30, 2015 were 74.6% and 88.6%. Absent the impact of the impairment charge on pre-tax income from operations, the Company’s effective tax rate for the three and six months ended June 30, 2015 was 41.8% and 42.2%, respectively, compared to 39.1% and 38.9% for the same periods in 2014. The increase in the effective rates for the three and six months ended June 30, 2015 was primarily due to the increased taxable earnings in the United States versus taxable losses recorded in Canada.
As of June 30, 2015 and December 31, 2014, the Company had recorded $2.6 million and $2.5 million, respectively, of liabilities for unrecognized tax benefits and $0.4 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.6 million within the next 12 months. This is the result of an audit settlement for one of our foreign entities.
(12) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$10,395	$28,672	$3,306	$37,632

Denominator:
Basic shares outstanding	58,590	60,665	58,732	60,695
Dilutive effect of equity-based compensation awards	120	113	100	127
Dilutive shares outstanding	58,710	60,778	58,832	60,822

Basic earnings per share:	$0.18	$0.47	$0.06	$0.62

Diluted earnings per share:	$0.18	$0.47	$0.06	$0.62
For the three and six months ended June 30, 2015, the dilutive effect of all then outstanding stock options, restricted stock awards and performance awards is included in the EPS calculations above except for 196,180 of outstanding performance stock awards for which the performance criteria were not attained at that time and 11,075 and 38,171, respectively, restricted stock awards which were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2014, the dilutive effect of all then outstanding stock options, restricted stock awards and performance awards is included in the EPS calculations above except for 228,000 of outstanding performance stock awards for which the performance criteria were not attained at that time and 5,270 restricted stock awards which were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the six months ended June 30, 2015 were as follows (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Total
Balance at January 1, 2015	$(108,889)	$(1,953)	$(110,842)
Other comprehensive loss before reclassifications	(65,172)	—	(65,172)
Other comprehensive loss	$(65,172)	$—	$(65,172)
Balance at June 30, 2015	$(174,061)	$(1,953)	$(176,014)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during the three and six months ended June 30, 2014, were as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
Comprehensive Loss Components	June 30, 2014	June 30, 2014	Location
Unrealized gains on available-for-sale investments	$53	$3,361	Other (expense) income

There were no reclassifications out of accumulated other comprehensive loss into the consolidated statement of income during the three and six months ended June 30, 2015.

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2015 was $4.3 million and $6.1 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2014 was $2.0 million and $4.3 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively.
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

The following table summarizes information about restricted stock awards for the six months ended June 30, 2015:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested January 1, 2015	383,021	$56.51
Granted	134,937	$55.26
Vested	(112,136)	$56.49
Forfeited	(17,178)	$56.43
Unvested June 30, 2015	388,644	$56.09

As of June 30, 2015, there was $15.6 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2015 was $3.0 million and $6.2 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2014 was $5.3 million and $7.6 million, respectively.

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

The following table summarizes information about performance stock awards for the six months ended June 30, 2015:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested January 1, 2015	143,875	$60.94
Granted	165,778	$56.51
Vested	(6,129)	$54.28
Forfeited	(3,923)	$61.02
Unvested June 30, 2015	299,601	$58.63

During the three and six months ended June 30, 2015, the Company recorded $2.3 million of stock based compensation for performance stock awards originally issued in 2014 as it had become probable during the current period that such awards would be earned. As of June 30, 2015, there was $3.2 million of total unrecognized compensation cost arising from non-vested performance stock awards deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during the six months ended June 30, 2015 was $0.3 million. No performance awards vested during the three months ended June 30, 2015 and the three and six months ended June 30, 2014.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors increased the size of the Company’s current share repurchase program from $150 million to $300 million. As of June 30, 2015, the Company had repurchased and retired a total of approximately 2.5 million shares of the Company's common stock for approximately $136.5 million under this program. As of June 30, 2015, an additional $163.5 million remains available for repurchase of shares under the current authorized program.
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
At June 30, 2015 and December 31, 2014, the Company had recorded reserves of $30.6 million and $33.6 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2015 and December 31, 2014, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.5 million and $2.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2015 and December 31, 2014, the $30.6 million and $33.6 million, respectively, of reserves consisted of (i) $24.4 million and $27.7 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.2 million and $5.9 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of June 30, 2015, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2015, were as follows:
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
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At June 30, 2015 and December 31, 2014, the Company had accrued $11.9 million and $12.7 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The decrease was due to a weakening of the Canadian dollar.
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. and thereby became subject to the legal proceedings in which Safety-Kleen and its subsidiaries (collectively "Safety-Kleen") were a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2015 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 52 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2015, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2015. From January 1, 2015 to June 30, 2015, 24 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.

Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. In 2012, similar lawsuits were filed by the same law firm in California and Missouri. On January 15, 2015, the Company reached a tentative settlement of the pending class action lawsuits, which were broadened to include similar claims on behalf of customers in Florida, West Virginia and Arkansas. The final settlement was approved by the court in a fairness hearing in June 2015. The exact settlement cost is not yet determinable, but it is not expected to be material.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 128 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 128 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 126 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 126 third party sites, 29 are now settled, 22 are currently requiring expenditures on remediation and 75 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 11 of the 126 third party sites.
Wichita Property.    The Company acquired in 2002 a service center located in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the former owner executed a consent decree relating to such site with the U.S. Environmental Protection Agency (the "EPA"), and the Company is continuing an ongoing remediation program for the Wichita Property in accordance with that consent decree. The Company also acquired rights under an indemnification agreement between the former owner and an earlier owner of the Wichita Property. The Company filed suit against the earlier owner in July of 2015 to recoup costs incurred during the cleanup of the property.
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
Third Party Sites.    Of the 126 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at six additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 126 third party sites discussed above.

Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2015 and December 31, 2014, there were four proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance.

Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, other non-cash charges not deemed representative of fundamental segment results and excludes other (expense) income. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table reconciles third party revenues to direct revenues for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30, 2015				For the Three Months Ended June 30, 2014
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$248,025	$38,314	$1,083	$287,422	$256,798	$40,082	$778	$297,658
Industrial and Field Services	353,329	(11,230)	(401)	341,698	185,154	(11,047)	36	174,143
Oil Re-refining and Recycling	99,104	(21,428)	(1)	77,675	144,016	(54,861)	(5)	89,150
SK Environmental Services	175,876	(8,802)	3	167,077	171,324	23,307	—	194,631
Lodging Services	21,171	992	80	22,243	42,872	900	25	43,797
Oil and Gas Field Services	38,617	2,154	40	40,811	58,177	1,619	(22)	59,774
Corporate Items	106	—	(804)	(698)	139	—	(812)	(673)
Total	$936,228	$—	$—	$936,228	$858,480	$—	$—	$858,480

	For the Six Months Ended June 30, 2015				For the Six Months Ended June 30, 2014
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$488,350	$73,218	$2,380	$563,948	$493,579	$77,516	$1,177	$572,272
Industrial and Field Services	500,197	(17,791)	(323)	482,083	347,114	(22,805)	191	324,500
Oil Re-refining and Recycling	195,911	(39,685)	(2)	156,224	272,937	(102,977)	(5)	169,955
SK Environmental Services	336,560	(20,384)	3	316,179	332,712	43,264	(58)	375,918
Lodging Services	55,275	1,156	97	56,528	99,566	1,294	26	100,886
Oil and Gas Field Services	92,204	3,486	49	95,739	158,949	3,708	(10)	162,647
Corporate Items	230	—	(2,204)	(1,974)	290	—	(1,321)	(1,031)
Total	$1,668,727	$—	$—	$1,668,727	$1,705,147	$—	$—	$1,705,147

The following table presents Adjusted EBITDA information used by management for each reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results, and other expense (income) to its segments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Technical Services	$76,808	$84,297	$140,209	$146,474
Industrial and Field Services	73,081	30,716	83,390	47,088
Oil Re-refining and Recycling	15,824	15,196	11,348	27,779
SK Environmental Services	41,195	31,307	68,444	54,132
Lodging Services	3,852	15,487	10,762	33,224
Oil and Gas Field Services	(2,182)	1,812	(779)	18,143
Corporate Items	(45,456)	(43,016)	(71,975)	(89,055)
Total	$163,122	$135,799	$241,399	$237,785
Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	2,599	2,609	5,218	5,333
Depreciation and amortization	67,773	66,075	136,129	135,431
Goodwill impairment charge	31,992	—	31,992	—
Income from operations	60,758	67,115	68,060	97,021
Other expense (income)	660	655	251	(3,523)
Interest expense, net of interest income	19,249	19,382	38,687	38,936
Income before provision for income taxes	$40,849	$47,078	$29,122	$61,608

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2015
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$447,937	$254,035	$196,347	$264,067	$122,926	$185,312	$91,630	$1,562,254
Goodwill	49,733	107,507	50,393	209,555	35,670	—	—	452,858
Permits and other intangible, net	76,883	16,227	146,014	266,442	8,994	20,061	—	534,621
Total assets	$794,383	$391,560	$507,585	$807,773	$204,561	$288,406	$752,369	$3,746,637

	December 31, 2014
	Technical Services	Industrial and Field Services	Oil Re-refining and Recycling	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$412,323	$245,115	$201,451	$240,078	$141,965	$215,574	$102,328	$1,558,834
Goodwill	50,092	109,214	50,883	173,873	34,863	33,744	—	452,669
Permits and other intangible, net	74,870	17,801	151,041	252,897	10,744	22,727	—	530,080
Total assets	$756,169	$392,652	$538,921	$731,072	$231,782	$361,223	$692,459	$3,704,278
The following table presents total assets by geographical area (in thousands):

	June 30, 2015	December 31, 2014
United States	$2,745,414	$2,572,494
Canada	997,268	1,128,458
Other foreign	3,955	3,326
Total	$3,746,637	$3,704,278
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
Revision of Previously Reported Condensed Consolidating Information - As discussed further in the Company's 2014 Annual Report on Form 10-K, during preparation of the December 31, 2014 financial statements, management determined that certain amounts in the Company’s condensed consolidating financial information as previously presented in this Guarantor And Non-Guarantor Subsidiaries footnote for the period ended June 30, 2014 was not presented in accordance with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). The accompanying financial information related to the period ended June 30, 2014 has therefore been revised to correct the historical presentation. The revisions primarily relate to the following items:

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

These revisions impacted the condensed consolidating information for the period ended June 30, 2014 as presented in this footnote only and did not affect any of the Company's consolidated financial statements or ratios based thereon. There was no impact to the Company's loan covenants as a result of these corrections.
Following is the condensed consolidating balance sheet at June 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$4,208	$80,577	$88,836	$—	$173,621
Intercompany receivables	148,955	167,764	44,974	(361,693)	—
Accounts receivable, net	—	564,232	120,643	—	684,875
Other current assets	—	222,344	82,477	—	304,821
Property, plant and equipment, net	—	1,042,907	519,347	—	1,562,254
Investments in subsidiaries	2,604,599	584,040	—	(3,188,639)	—
Intercompany debt receivable	—	304,894	3,701	(308,595)	—
Goodwill	—	358,108	94,750	—	452,858
Permits and other intangibles, net	—	449,904	84,717	—	534,621
Other long-term assets	15,162	12,591	5,834	—	33,587
Total assets	$2,772,924	$3,787,361	$1,045,279	$(3,858,927)	$3,746,637
Liabilities and Stockholders’ Equity:
Current liabilities	$20,758	$591,678	$84,758	$—	$697,194
Intercompany payables	180,029	179,685	1,979	(361,693)	—
Closure, post-closure and remedial liabilities, net	—	151,308	22,994	—	174,302
Long-term obligations	1,395,000	—	—	—	1,395,000
Intercompany debt payable	3,701	—	304,894	(308,595)	—
Other long-term liabilities	—	260,091	46,614	—	306,705
Total liabilities	1,599,488	1,182,762	461,239	(670,288)	2,573,201
Stockholders’ equity	1,173,436	2,604,599	584,040	(3,188,639)	1,173,436
Total liabilities and stockholders’ equity	$2,772,924	$3,787,361	$1,045,279	$(3,858,927)	$3,746,637

Following is the condensed consolidating balance sheet at December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$154,147	$91,726	$—	$246,879
Intercompany receivables	133,219	156,920	39,724	(329,863)	—
Accounts receivables	—	414,205	142,926	—	557,131
Other current assets	—	241,232	81,191	—	322,423
Property, plant and equipment, net	—	970,757	588,077	—	1,558,834
Investments in subsidiaries	2,694,727	663,191	—	(3,357,918)	—
Intercompany debt receivable	—	327,634	3,701	(331,335)	—
Goodwill	—	324,930	127,739	—	452,669
Permits and other intangibles, net	—	435,906	94,174	—	530,080
Other long-term assets	16,801	12,959	6,502	—	36,262
Total assets	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278
Liabilities and Stockholders’ Equity:
Current liabilities	$20,820	$444,059	$107,592	$—	$572,471
Intercompany payables	163,361	164,231	2,271	(329,863)	—
Closure, post-closure and remedial liabilities, net	—	158,622	25,109	—	183,731
Long-term obligations	1,395,000	—	—	—	1,395,000
Intercompany debt payable	3,701	—	327,634	(331,335)	—
Other long-term liabilities	—	240,242	49,963	—	290,205
Total liabilities	1,582,882	1,007,154	512,569	(661,198)	2,441,407
Stockholders’ equity	1,262,871	2,694,727	663,191	(3,357,918)	1,262,871
Total liabilities and stockholders’ equity	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278

Following is the consolidating statement of income (loss) for the three months ended June 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$628,408	$190,657	$(17,718)	$801,347
Product revenues	—	115,335	22,444	(2,898)	134,881
Total revenues	—	743,743	213,101	(20,616)	936,228
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	415,111	147,477	(17,718)	544,870
Product cost of revenues	—	98,258	12,458	(2,898)	107,818
Total cost of revenues	—	513,369	159,935	(20,616)	652,688
Selling, general and administrative expenses	25	93,677	26,716	—	120,418
Accretion of environmental liabilities	—	2,287	312	—	2,599
Depreciation and amortization	—	44,602	23,171	—	67,773
Goodwill impairment charge	—	4,164	27,828	—	31,992
(Loss) income from operations	(25)	85,644	(24,861)	—	60,758
Other income (expense)	—	168	(828)	—	(660)
Interest (expense) income	(19,652)	324	79	—	(19,249)
Equity in earnings of subsidiaries, net of taxes	22,201	(29,550)	—	7,349	—
Intercompany interest income (expense)	—	6,036	(6,036)	—	—
Income (loss) before provision for income taxes	2,524	62,622	(31,646)	7,349	40,849
(Benefit) provision for income taxes	(7,871)	40,421	(2,096)	—	30,454
Net income (loss)	10,395	22,201	(29,550)	7,349	10,395
Other comprehensive income	12,231	12,231	8,061	(20,292)	12,231
Comprehensive income (loss)	$22,626	$34,432	$(21,489)	$(12,943)	$22,626

Following is the consolidating statement of income (loss) for the three months ended June 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$478,977	$193,729	$(7,431)	$665,275
Product revenues	—	152,214	43,136	(2,145)	193,205
Total revenues	—	631,191	236,865	(9,576)	858,480
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	320,143	133,045	(7,431)	445,757
Product cost of revenues	—	119,106	44,232	(2,145)	161,193
Total cost of revenues	—	439,249	177,277	(9,576)	606,950
Selling, general and administrative expenses	26	82,603	33,102	—	115,731
Accretion of environmental liabilities	—	2,255	354	—	2,609
Depreciation and amortization	—	41,383	24,692	—	66,075
(Loss) income from operations	(26)	65,701	1,440	—	67,115
Other expense	—	(458)	(197)	—	(655)
Interest (expense) income	(19,612)	218	12	—	(19,382)
Equity in earnings of subsidiaries, net of taxes	40,455	(5,645)	—	(34,810)	—
Intercompany dividend income	—	—	3,138	(3,138)	—
Intercompany interest income (expense)	—	9,163	(9,163)	—	—
Income before (benefit) provision for income taxes	20,817	68,979	(4,770)	(37,948)	47,078
(Benefit) provision for income taxes	(7,855)	28,524	(2,263)	—	18,406
Net income (loss)	28,672	40,455	(2,507)	(37,948)	28,672
Other comprehensive income (loss)	36,056	36,056	(42,927)	6,871	36,056
Comprehensive income (loss)	$64,728	$76,511	$(45,434)	$(31,077)	$64,728

Following is the consolidating statement of income (loss) for the six months ended June 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,046,925	$384,110	$(33,358)	$1,397,677
Product revenues	—	231,871	45,648	(6,469)	271,050
Total revenues	—	1,278,796	429,758	(39,827)	1,668,727
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	692,713	301,905	(33,358)	961,260
Product cost of revenues	—	213,544	30,860	(6,469)	237,935
Total cost of revenues	—	906,257	332,765	(39,827)	1,199,195
Selling, general and administrative expenses	50	174,661	53,422	—	228,133
Accretion of environmental liabilities	—	4,593	625	—	5,218
Depreciation and amortization	—	90,403	45,726	—	136,129
Goodwill impairment charge	—	4,164	27,828	—	31,992
(Loss) income from operations	(50)	98,718	(30,608)	—	68,060
Other income (expense)	—	279	(530)	—	(251)
Interest (expense) income	(39,291)	502	102	—	(38,687)
Equity in earnings of subsidiaries, net of taxes	26,910	(36,579)	—	9,669	—
Intercompany interest income (expense)	—	12,013	(12,013)	—	—
(Loss) income before (benefit) provision for income taxes	(12,431)	74,933	(43,049)	9,669	29,122
(Benefit) provision for income taxes	(15,737)	48,023	(6,470)		25,816
Net income (loss)	3,306	26,910	(36,579)	9,669	3,306
Other comprehensive loss	(65,172)	(65,172)	(42,574)	107,746	(65,172)
Comprehensive loss	$(61,866)	$(38,262)	$(79,153)	$117,415	$(61,866)

Following is the consolidating statement of income for the six months ended June 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$924,880	$411,900	$(11,410)	$1,325,370
Product revenues	—	287,417	95,630	(3,270)	379,777
Total revenues	—	1,212,297	507,530	(14,680)	1,705,147
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	626,433	297,533	(11,410)	912,556
Product cost of revenues	—	234,363	89,020	(3,270)	320,113
Total cost of revenues	—	860,796	386,553	(14,680)	1,232,669
Selling, general and administrative expenses	57	170,178	64,458	—	234,693
Accretion of environmental liabilities	—	4,636	697	—	5,333
Depreciation and amortization	—	84,191	51,240	—	135,431
(Loss) income from operations	(57)	92,496	4,582	—	97,021
Other income	—	124	3,399	—	3,523
Interest (expense) income	(39,346)	452	(42)	—	(38,936)
Equity in earnings of subsidiaries, net of taxes	61,274	(6,164)	—	(55,110)	—
Intercompany dividend income	—	—	6,238	(6,238)	—
Intercompany interest income (expense)	—	18,220	(18,220)	—	—
Income before (benefit) provision for income taxes	21,871	105,128	(4,043)	(61,348)	61,608
(Benefit) provision for income taxes	(15,761)	43,854	(4,117)	—	23,976
Net income	37,632	61,274	74	(61,348)	37,632
Other comprehensive loss	(5,469)	(5,469)	(23,245)	28,714	(5,469)
Comprehensive income (loss)	$32,163	$55,805	$(23,171)	$(32,634)	$32,163

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$4,913	$158,241	$30,661	$—	$193,815
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(104,068)	(20,077)	—	(124,145)
Proceeds from sales of fixed assets	—	368	2,278	—	2,646
Acquisitions, net of cash acquired	—	(79,610)	—	—	(79,610)
Costs to obtain or renew permits	—	(4)	(3,084)	—	(3,088)
Intercompany	—	(31,830)		31,830	—
Net cash used in investing activities	—	(215,144)	(20,883)	31,830	(204,197)

Cash flows used in financing activities:
Change in uncashed checks	—	(16,474)	(5,686)	—	(22,160)
Exercise of stock options	397	—	—	—	397
Issuance of restricted shares, net of shares remitted	(1,837)	—	—	—	(1,837)
Repurchases of common stock	(32,203)	—	—	—	(32,203)
Excess tax benefit of stock-based compensation	102	—	—	—	102
Payments on capital leases	—	(193)	(278)	—	(471)
Intercompany	31,830	—	—	(31,830)	—
Net cash used in financing activities	(1,711)	(16,667)	(5,964)	(31,830)	(56,172)
Effect of exchange rate change on cash	—	—	(6,704)	—	(6,704)
Increase (decrease) in cash and cash equivalents	3,202	(73,570)	(2,890)	—	(73,258)
Cash and cash equivalents, beginning of period	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of period	$4,208	$80,577	$88,836	$—	$173,621

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(18,161)	$103,662	$48,084	$(18,641)	$114,944
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(90,515)	(47,671)	—	(138,186)
Proceeds from sale of fixed assets	—	1,015	1,971	—	2,986
Acquisitions, net of cash acquired	—	(6,150)	—	—	(6,150)
Costs to obtain or renew permits	—	(477)	(2,414)	—	(2,891)
Proceeds from sale of long term investments	—	—	12,947	—	12,947
Intercompany	—	(35,025)	—	35,025	—
Net cash used in investing activities	—	(131,152)	(35,167)	35,025	(131,294)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	4,595	(1,433)	—	3,162
Proceeds from employee stock purchase plan	4,364	—	—	—	4,364
Issuance of restricted shares, net of shares remitted	(2,215)	—	—	—	(2,215)
Repurchases of common stock	(14,657)	—	—	—	(14,657)
Excess tax benefit of stock-based compensation	644	—	—	—	644
Repayment of long-term obligations	(5,000)	—	—	—	(5,000)
Payments of capital leases	—	(87)	(1,103)	—	(1,190)
Dividends paid	—	(18,641)	—	18,641	—
Intercompany	35,025	—	—	(35,025)	—
Net cash from (used in) financing activities	18,161	(14,133)	(2,536)	(16,384)	(14,892)
Effect of exchange rate change on cash	—	—	(187)	—	(187)
Decrease in cash and cash equivalents	—	(41,623)	10,194	—	(31,429)
Cash and cash equivalents, beginning of period	1,006	235,445	73,622	—	310,073
Cash and cash equivalents, end of period	$1,006	$193,822	$83,816	$—	$278,644

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
Overview

We are North America’s leading provider of environmental, energy and industrial services. We serve a diverse customer base, including a majority of the Fortune 500, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency spill response, industrial cleaning and maintenance, and recycling services. Through our acquisition in December 2012 of Safety-Kleen, Inc. ("Safety-Kleen"), we are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and environmental services to commercial, industrial and automotive customers in North America. As discussed in Note 3 to the unaudited financial statements, on April 11, 2015, we acquired Thermo Fluids Inc. ("TFI") for an estimated preliminary acquisition price of approximately $77.1 million. Results of this business are included in the SK Environmental Services segment.

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Technical Services - Technical Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and the existence of project work contracted by the Technical Services segment and/or other segments of Clean Harbors whereby waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes of waste handled and disposed of through our owned incinerators and landfills as well as the utilization of such incinerators. Levels of activity and ultimate performance associated with this segment can be impacted by inherent seasonality in the business and weather conditions, market conditions and overall levels of industrial activity, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs.

•
Industrial and Field Services - Industrial and Field Services segment results are impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and the requirement for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major oil spills, natural disasters or other events where immediate and specialized services are pertinent. Management considers the number of plant sites where services are contracted and expected site turnaround schedules to be indicators of the businesses’ performance along with the existence of local or national events.

•
Oil Re-refining and Recycling - Oil Re-refining and Recycling results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and more specifically the published prices of Group II base oils which historically have seen correlation with overall crude oil prices which experienced significant declines in the second half 2014. Costs associated with used oils, which are raw materials associated with the segment’s products, can also be volatile as was the case for much of 2014 when such costs were disconnected from market pricing of the based and blended oil products sold by the segment.

•
SK Environmental Services - SK Environmental Services segment results are significantly impacted by the number of parts washers serviced by the business and the ability to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Performance is also predicated upon the segment management’s ability to manage related costs associated with transportation and the servicing of customers and successfully managing costs associated with the collection of used oils which are then sold to the Oil Re-refining and Recycling segment.

•
Lodging Services - Lodging Services segment results are dependent upon levels of construction and maintenance activity associated with the oil and related industries in the Oil Sands and other regions of Western Canada in which our camps and lodges operate. Levels of overall activity in these regions drive the demand and related pricing for lodging and camp accommodations and related services. Given that segment operations are located entirely in Canada the impact of foreign currency translations which result from changes in the exchange rates between the U.S. and Canadian dollar can significantly impact the amounts associated with overall business results.

•
Oil and Gas Field Services - Oil and Gas Field Services segment results are significantly impacted by overall levels of oil and gas related exploration, drilling activity and production in North America. The levels of such exploration, drilling activity and production are largely dependent upon the number of oil rigs in operation as well as global and North American oil prices on which such activity levels are strongly predicated. Crude oil prices saw declines of approximately 50% in the second half of 2014 and remain at these lower levels thus far in 2015. This recent oil price volatility and future price uncertainty has resulted in lower activity levels which are negatively impacting the business’ results. The majority of the segments operations are in Canada and therefore the impacts of US to Canadian dollar foreign currency translation also significantly impact the segment’s results.

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

Highlights

Total revenues in the three and six months ended June 30, 2015 were $936.2 million and $1,668.7 million, respectively, compared with $858.5 million and $1,705.1 million in the three and six months ended June 30, 2014, respectively. The increase in revenues for the three month period ended June 30, 2015 was attributable to significant revenues earned by the Industrial and Field Services segment from emergency response projects which occurred in the second quarter of 2015. The decrease in total revenues for the six months ended June 30, 2015 was primarily due to decreases in our Oil and Gas Field Services and Lodging Services Segments whose operations are predominantly located in Canada and have been negatively impacted by the current downturn in oil related industries. Macroeconomic factors in the base oil markets which have driven base oil pricing downward also negatively impacted revenues recorded in 2015 by the Oil Re-refining and Recycling Segment. The weakening Canadian Dollar and related effects of foreign currency translation on our Canadian business operations negatively impacted direct revenues by approximately $24.0 million and $48.3 million, respectively, in the three and six months ended June 30, 2015 as compared to the comparable periods in 2014. Changes in segment revenues are more fully described in our Segment performance section below. We reported income from operations for the three and six months ended June 30, 2015 of $60.8 million and $68.1 million, respectively, compared with income from operations of $67.1 million and $97.0 million in the three and six months ended June 30, 2014, respectively. Adjusted EBITDA for the three months ended June 30, 2015 increased 20.1% to $163.1 million from $135.8 million in the three months ended June 30, 2014 and increased 1.5% to $241.4 million in the six months ended June 30, 2015 from $237.8 million in the six months ended June 30, 2014. Additional information, including a reconciliation of Adjusted EBITDA to Net income, appears below under the heading "Adjusted EBITDA."

Segment performance

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Six Months Ended
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Third Party Revenues:
Technical Services	$248,025	$256,798	$(8,773)	(3.4)%	$488,350	$493,579	$(5,229)	(1.1)%
Industrial and Field Services	353,329	185,154	168,175	90.8	500,197	347,114	153,083	44.1
Oil Re-refining and Recycling	99,104	144,016	(44,912)	(31.2)	195,911	272,937	(77,026)	(28.2)
SK Environmental Services	175,876	171,324	4,552	2.7	336,560	332,712	3,848	1.2
Lodging Services	21,171	42,872	(21,701)	(50.6)	55,275	99,566	(44,291)	(44.5)
Oil and Gas Field Services	38,617	58,177	(19,560)	(33.6)	92,204	158,949	(66,745)	(42.0)
Corporate Items	106	139	(33)	(23.7)	230	290	(60)	20.7
Total	$936,228	$858,480	$77,748	9.1%	$1,668,727	$1,705,147	$(36,420)	(2.1)%
Direct Revenues:
Technical Services	$287,422	$297,658	$(10,236)	(3.4)%	$563,948	$572,272	$(8,324)	(1.5)%
Industrial and Field Services	341,698	174,143	167,555	96.2	482,083	324,500	157,583	48.6
Oil Re-refining and Recycling	77,675	89,150	(11,475)	(12.9)	156,224	169,955	(13,731)	(8.1)
SK Environmental Services	167,077	194,631	(27,554)	(14.2)	316,179	375,918	(59,739)	(15.9)
Lodging Services	22,243	43,797	(21,554)	(49.2)	56,528	100,886	(44,358)	(44.0)
Oil and Gas Field Services	40,811	59,774	(18,963)	(31.7)	95,739	162,647	(66,908)	(41.1)
Corporate Items	(698)	(673)	(25)	(3.7)	(1,974)	(1,031)	(943)	(91.5)
Total	936,228	858,480	77,748	9.1	1,668,727	1,705,147	(36,420)	(2.1)
Cost of Revenues(1):
Technical Services	189,504	191,875	(2,371)	(1.2)	379,044	381,650	(2,606)	(0.7)
Industrial and Field Services	250,843	129,603	121,240	93.5	365,262	249,167	116,095	46.6
Oil Re-refining and Recycling	57,309	69,718	(12,409)	(17.8)	135,533	133,827	1,706	1.3
SK Environmental Services	99,526	137,199	(37,673)	(27.5)	194,056	267,472	(73,416)	(27.4)
Lodging Services	16,924	26,630	(9,706)	(36.4)	42,684	64,563	(21,879)	(33.9)
Oil and Gas Field Services	37,310	51,286	(13,976)	(27.3)	84,723	130,435	(45,712)	(35.0)
Corporate Items	1,272	639	633	99.1	(2,107)	5,555	(7,662)	(137.9)
Total	652,688	606,950	45,738	7.5	1,199,195	1,232,669	(33,474)	(2.7)
Selling, General & Administrative Expenses:
Technical Services	21,110	21,486	(376)	(1.7)	44,695	44,148	547	1.2
Industrial and Field Services	17,774	13,824	3,950	28.6	33,431	28,245	5,186	18.4
Oil Re-refining and Recycling	4,542	4,236	306	7.2	9,343	8,349	994	11.9
SK Environmental Services	26,356	26,125	231	0.9	53,679	54,314	(635)	(1.2)
Lodging Services	1,467	1,680	(213)	(12.7)	3,082	3,099	(17)	(0.5)
Oil and Gas Field Services	5,683	6,676	(993)	(14.9)	11,795	14,069	(2,274)	(16.2)
Corporate Items	43,486	41,704	1,782	4.3	72,108	82,469	(10,361)	(12.6)
Total	120,418	115,731	4,687	4.0	228,133	234,693	(6,560)	(2.8)
Adjusted EBITDA:
Technical Services	76,808	84,297	(7,489)	(8.9)	140,209	146,474	(6,265)	(4.3)
Industrial and Field Services	73,081	30,716	42,365	137.9	83,390	47,088	36,302	77.1
Oil Re-refining and Recycling	15,824	15,196	628	4.1	11,348	27,779	(16,431)	(59.1)
SK Environmental Services	41,195	31,307	9,888	31.6	68,444	54,132	14,312	26.4
Lodging Services	3,852	15,487	(11,635)	(75.1)	10,762	33,224	(22,462)	(67.6)
Oil and Gas Field Services	(2,182)	1,812	(3,994)	(220.4)	(779)	18,143	(18,922)	(104.3)
Corporate Items	(45,456)	(43,016)	(2,440)	(5.7)	(71,975)	(89,055)	17,080	19.2
Total	$163,122	$135,799	$27,323	20.1%	$241,399	$237,785	$3,614	1.5%
______________________

1.	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Third Party and Direct Revenues

In certain instances the revenues recorded by Clean Harbors are earned as part of projects whereby services or manufacturing of products are provided by more than one of our underlying segments. For this reason we classify revenues earned by segments into two categories: (i) Third Party Revenues which is revenue billed directly to outside customers by a particular segment regardless of whether the services or products being billed were all performed or all manufactured by that segment and (ii) Direct Revenues which is revenue allocated to the segment performing the specific service to a customer or manufacturing products sold to a customer. Therefore the differences between Third Party Revenues and Direct Revenues attributable to a given segment represent the sharing of third party revenues among the segments based on products and services provided by each segment.

As Direct Revenues represent amounts earned by segments related to services provided or products manufactured directly by them, the below discussion of segment results includes analysis at the Direct Revenues level.

Direct Revenues

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: general economic and specific industry conditions which at the current time are heavily impacted by the oil and gas related industries, levels of emergency response projects, competitive industry pricing, foreign currency rate volatility, acquisitions, and the effects of fuel prices on our fuel recovery fees. Discussion of Direct Revenues for each of our reportable segments is below:
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$287,422	$297,658	$(10,236)	(3.4)%	$563,948	$572,272	$(8,324)	(1.5)%
Direct revenues decreased $10.2 million and $8.3 million in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to decreased revenues associated with our waste disposal services whereby waste is disposed of through our incinerator and landfill facilities network. These direct revenue decreases were primarily impacted by lower waste volumes disposed of in our landfills which decreased 29.0% and 7.0%, respectively, primarily due to lower waste volumes from exploration and production customers and fewer waste projects. The utilization rates at our incinerators were 91.4% and 91.2% for the three and six months ended June 30, 2015, respectively, compared with 95.0% and 91.0% in the comparable period of 2014. The decrease in utilization rate in the three months ended June 30, 2015 from the comparable periods in 2014 was a result of unplanned outages at certain incinerators during the second quarter of 2015 which also negatively impacted revenue amounts recorded.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$341,698	$174,143	$167,555	96.2%	$482,083	$324,500	$157,583	48.6%
Direct revenues increased $167.6 million and $157.6 million in the three and six months ended June 30, 2015 from the comparable periods in 2014. The increases were primarily due to revenues associated with our field services business, which includes emergency response service projects that developed during the second quarter of 2015 and accounted for $174.3 million and $174.1 million of incremental revenues in the three and six month ended June 30, 2015 from the comparable periods in 2014. The significant level of emergency response projects responded to during the second quarter of 2015 included services primarily in response to outbreaks of the Avian Flu and oil spill related incidents. These increases were offset primarily due to lower revenue amounts generated from industrial services work performed in in the Oil Sands region of Canada. Lower activity levels in this region have reduced customer maintenance and turnaround projects and negatively impacted our revenues by $8.6 million and $19.5 million, respectively, in the three and six months ended June 30, 2015, from the comparable periods in 2014. Canadian operations within this segment were negatively impacted as a result of the weakening Canadian dollar in the three and six months ended June 30, 2015 with the effects of foreign currency translation accounting for a negative impact on direct revenues of approximately $8.2 million and $14.6 million, respectively, from the comparable periods in 2014.

Oil Re-refining and Recycling

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$77,675	$89,150	$(11,475)	(12.9)%	$156,224	$169,955	$(13,731)	(8.1)%
Direct revenues recorded within the Oil Re-refining and Recycling segment represent third party revenues, which are earned on sales to external customers, reduced by intersegment revenues consisting of amounts paid to the SK Environmental Services segment for used oil collections which are then further processed in manufacturing base and blended oil products sold by this segment. Direct revenues attributable to the Oil Re-refining and Recycling segment decreased $11.5 million and $13.7 million in the three and six months ended June 30, 2015 from the comparable period in 2014. Decreases in base and blended oil volumes and decreases in pricing of oil products together had negative impacts on revenues in the three and six month periods ended June 30, 2015 of $47.2 and $80.0 million, respectively, as compared to the comparable period of 2014. These negative impacts to revenues were partially offset by the lower levels of intersegment revenue primarily related to lower reimbursement to the SK Environmental segment for used oils. As compared to comparable periods in 2014, intersegment revenues were reduced by $33.4 and $63.3 million during the three and six month periods ended June 30, 2015. Canadian operations were negatively impacted as a result of the weakening Canadian dollar in the three and six months ended June 30, 2015, with the effects of foreign currency translation accounting for a decrease in direct revenues of approximately $3.3 million and $5.9 million, respectively, from the comparable periods in 2014.
SK Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$167,077	$194,631	$(27,554)	(14.2)%	$316,179	$375,918	$(59,739)	(15.9)%
Direct revenues attributable to the SK Environmental Services segment include intersegment revenues earned from the sale of used oil collections to the Oil Re-refining and Recycling segment. Direct revenues attributable to the SK Environmental Services segment decreased $27.6 million and $59.7 million in the three and six months ended June 30, 2015 from the comparable periods in 2014. These decreases were primarily the result of reductions in the intersegment revenues primarily related to the sale of used oil to the Oil Re-refining and Recycling segment in the amounts of $32.1 million and $63.6 million, respectively. The decreased intersegment revenues were due to the fact that during the three and six months ended June 30, 2015, the amounts paid for used oils decreased significantly and the cost savings was then passed on to the Oil Re-refining and Recycling segment. In addition, refined oil sales decreased $4.5 million and $11.1 million in the three and six months ended June 30, 2015 from the comparable period in 2014. These decreases in intersegment amounts and refined oil sales impacting direct revenues were offset in the three and six month periods ended June 30, 2015 by additional revenues from the TFI acquisition of $11.7 million and increases in other services primarily related to containerized waste and parts washers for the three and six months ended June 30, 2015 from the comparable periods in 2014.
Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$22,243	$43,797	$(21,554)	(49.2)%	$56,528	$100,886	$(44,358)	(44.0)%
Direct revenues decreased $21.6 million and $44.4 million in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to decreases in the occupancy rates at our lodges and reductions in pricing consistent with market conditions which combined resulted in decreases in direct revenue of $14.3 million and $23.3 million, respectively, for the three and six months ended June 30, 2015 from the comparable periods in 2014. Revenues derived from our camps and catering services also decreased $4.6 million and $9.3 million, respectively, in the three and six months ended June 30, 2015 from the comparable periods in 2014. Manufacturing revenues also decreased during the three and six months ended June 30, 2015 by $2.5 million and $11.3 million, respectively, from the comparable periods in 2014 due to a large project which occurred in 2014. These Canadian operations were negatively impacted as a result of the weakening Canadian dollar in the three and six months ended

June 30, 2015, with the effects of foreign currency translation accounting for decreases in direct revenues of approximately $2.8 million and $7.1 million, respectively, from the comparable periods in 2014.
Oil and Gas Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$40,811	$59,774	$(18,963)	(31.7)%	$95,739	$162,647	$(66,908)	(41.1)%
Direct revenues decreased $19.0 million and $66.9 million in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to lower levels of activity and rig counts serviced by the businesses which negatively impacted the utilization and overall pricing of our rental equipment and productions services assets. Rig count serviced by the Oil and gas services segment has decreased approximately 40% and 30% in the three and six months end June 30, 2015 from the comparable period in 2014. Project cancellations and lower exploration budgets of our customers decreased activity in the marketplace which also negatively impacted results in 2015. These lower revenue amounts were also impacted by foreign currency translation as Canadian operations were negatively impacted by the weakening Canadian dollar in the three and six months ended June 30, 2015, with the effects of foreign currency translation accounting for decreases in direct revenues of approximately $3.4 million and $8.5 million, respectively, from the comparable periods in 2014.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing and other cost reduction initiatives in an effort to improve our operating margins.
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	189,504	191,875	(2,371)	(1.2)	379,044	381,650	(2,606)	(0.7)
As a % of Direct Revenue	65.9%	64.5%		1.4%	67.2%	66.7%		0.5%
Cost of revenues decreased $2.4 million and $2.6 million in the three and six months ended June 30, 2015 from the comparable periods in 2014. As a percentage of revenues, our costs increased 1.4% and 0.5% in the three and six months ended June 30, 2015 from the comparable periods in 2014, primarily due to the lower revenue levels in Q2 as a result of decreases in landfill volumes and longer than expected shutdowns of certain incinerator plants.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$250,843	$129,603	$121,240	93.5%	$365,262	$249,167	$116,095	46.6%
As a % of Direct Revenue	73.4%	74.4%		(1.0)%	75.8%	76.8%		(1.0)%
Cost of revenues increased $121.2 million and $116.1 million in the three and six months ended June 30, 2015 from the comparable periods in 2014, primarily due to increased labor costs of $106.5 million and $105.1 million, respectively, and material costs of $12.6 million and $12.5 million, respectively. Increases in labor and materials in the three and six months ended June 30, 2015 from the comparable periods in 2014 were primarily due to the incremental revenue generated during that period from emergency response service projects. Costs of revenues as a percentage of direct revenue remained consistent for the three and six months ended June 30, 2015 from the comparable periods in 2014.

Oil Re-refining and Recycling

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$57,309	$69,718	$(12,409)	(17.8)%	$135,533	$133,827	$1,706	1.3%
As a % of Direct Revenue	73.8%	78.2%		(4.4)%	86.8%	78.7%		8.1%
Cost of revenues decreased $12.4 million in the three months ended June 30, 2015 from the comparable period in 2014, primarily due to decreases in the costs of oil additives and other raw materials of $7.7 million. These decreases were primarily due to lower negotiated pricing for our raw materials in 2015 and the result of lower overall oil volumes sold. Cost of revenues increased $1.7 million in the six months ended June 30, 2015 from the comparable period in 2014 primarily due to the impacts of higher valued inventory sold which resulted in incremental costs of $22.4 million and was partially offset by the reduced costs of oil additives and other raw materials of $17.2 million and utility costs of $2.5 million. As a percentage of revenues these costs decreased 4.4% in the three months ended June 30, 2015 from the comparable period in 2014, primarily as a result of cost savings associated with raw materials. As a percentage of direct revenue, cost of revenues increased 8.1% in the six months ended June 30, 2015 from the comparable period in 2014 primarily as a result of the lower pricing realized in the first quarter of 2015 on base and blended oil products combined with the higher inventory costs that was realized during that period.
SK Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$99,526	$137,199	$(37,673)	(27.5)%	$194,056	$267,472	$(73,416)	(27.4)%
As a % of Direct Revenue	59.6%	70.5%		(10.9)%	61.4%	71.2%		(9.8)%
Cost of revenues decreased $37.7 million and $73.4 million in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to decreases in costs attributable to used oil collections in the amounts of $40.7 million and $77.5 million, respectively, partially offset by increases across various expense categories commensurate with the increases in services provided. As a percentage of revenue these costs decreased 10.9% and 9.8% in the three and six months ended June 30, 2015 from the comparable period in 2014. The improved margins were most significantly impacted by the lower used oil collection costs implemented in 2015.
Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$16,924	$26,630	$(9,706)	(36.4)%	$42,684	$64,563	$(21,879)	(33.9)%
As a % of Direct Revenue	76.1%	60.8%		15.3%	75.5%	64.0%		11.5%
Cost of revenues decreased $9.7 million and $21.9 million in the three and six months ended June 30, 2015 from the comparable periods in 2014. These changes were primarily due to decreases in material costs associated with manufacturing of $2.2 million and $7.7 million, catering costs of $3.8 million and $5.7 million and labor costs of $2.7 million and $5.5 million, respectively, during the three and six month periods ended June 30, 2015 from the comparable periods in 2014. These decreases were the result of overall lower demand for lodging segment services as overall activity in the regions in which our camps and lodges operate has declined. As a percentage of direct revenues these costs increased 15.3% and 11.5% in the three and six months ended June 30, 2015 from the comparable periods in 2014 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing declines seen in the business.

Oil and Gas Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$37,310	$51,286	$(13,976)	(27.3)%	$84,723	$130,435	$(45,712)	(35.0)%
As a % of Direct Revenue	91.4%	85.8%		5.6%	88.5%	80.2%		8.3%
Cost of revenues decreased $14.0 million and $45.7 million in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to decreases in labor related costs of $6.2 million and $17.5 million, costs associated with rental equipment and subcontractors of $3.7 million and $13.1 million and repairs and maintenance costs of $1.0 million and $3.6 million, respectively. Further decreases were realized across several other expense categories as a result of the overall lower business activity. As a percentage of direct revenues these costs increased 5.6% and 8.3% in the three and six months ended June 30, 2015 from the comparable periods in 2014. These increases result from certain fixed costs incurred which could not be reduced proportionate to the overall lower revenue generated.
Corporate

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$1,272	$639	$633	99.1%	$(2,107)	$5,555	$(7,662)	(137.9)%
Cost of revenues increased $0.6 million in the three months ended June 30, 2015 from the comparable period in 2014 primarily due to increased employee benefit related charges of $1.0 million. Cost of revenues decreased $7.7 million in the six months ended June 30, 2015 from the comparable period in 2014 primarily due to decreases in insurance related costs recorded within the corporate segment of $8.9 million.
Selling, General and Administrative Expenses (SG&A)
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$21,110	$21,486	$(376)	(1.7)%	$44,695	$44,148	$547	1.2%
As a % of Direct Revenue	7.3%	7.2%		0.1%	7.9%	7.7%		0.2%
Selling, general and administrative expenses have remained consistent over the three and six months ended June 30, 2015 from the comparable periods in 2014.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$17,774	$13,824	$3,950	28.6%	$33,431	$28,245	$5,186	18.4%
As a % of Direct Revenue	5.2%	7.9%		(2.7)%	6.9%	8.7%		(1.8)%
Selling, general and administrative expenses increased $4.0 million and $5.2 million in the three and six months ended June 30, 2015 from the comparable periods in 2014. Increases were primarily due to greater levels of variable compensation in 2015. As a percentage of direct revenues selling, general and administrative expense decreased 2.7% and 1.8% in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to the increased revenues attributable to this segment which were achieved without significant and incremental SG&A related costs.

Oil and Re-refining and Recycling

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$4,542	$4,236	$306	7.2%	$9,343	$8,349	$994	11.9%
As a % of Direct Revenue	5.8%	4.8%		1.0%	6.0%	4.9%		1.1%
Selling, general and administrative expenses have remained consistent over the three and six months ended June 30, 2015 from the comparable periods in 2014.
SK Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$26,356	$26,125	$231	0.9%	$53,679	$54,314	$(635)	(1.2)%
As a % of Direct Revenue	15.8%	13.4%		2.4%	17.0%	14.4%		2.6%
Selling, general and administrative expenses remained consistent over the three and six months ended June 30, 2015 from the comparable periods in 2014. As a percentage of direct revenues, costs increased primarily due to the fact that the segments direct revenues decreased as intersegment revenues from used oil sales were significantly reduced.
Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$1,467	$1,680	$(213)	(12.7)%	$3,082	$3,099	$(17)	(0.5)%
As a % of Direct Revenue	6.6%	3.8%		2.8%	5.5%	3.1%		2.4%
Selling, general and administrative expenses have remained consistent over the three and six months ended June 30, 2015 from the comparable period in 2014. As a percentage of direct revenues selling, general and administrative expense increased 2.8% and 2.4% in the three and six months ended June 30, 2015 from the comparable periods in 2014 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing declines seen in the business.
Oil and Gas Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$5,683	$6,676	$(993)	(14.9)%	$11,795	$14,069	$(2,274)	(16.2)%
As a % of Direct Revenue	13.9%	11.2%		2.7%	12.3%	8.7%		3.6%
Selling, general and administrative expenses decreased $1.0 million and $2.3 million in the three and six months ended June 30, 2015 from the comparable periods in 2014, primarily due to decreases in salaries and benefits costs of $0.9 million and $1.8 million, respectively, and travel of $0.2 million and $0.4 million, respectively. As a percentage of direct revenues selling, general and administrative expense increased 2.7% and 3.6% in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily as certain fixed costs incurred could not be reduced proportionate to the overall lower business activity.

Corporate

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$43,486	$41,704	$1,782	4.3%	$72,108	$82,469	$(10,361)	(12.6)%
Selling, general and administrative expenses increased $1.8 million in the three months ended June 30, 2015 from the comparable period in 2014 primarily due to increases in variable compensation of $5.1 million and environmental liability estimates of $2.0 million partially offset by a decrease in professional fees of $5.0 million. Selling, general and administrative expenses decreased $10.4 million in the six months ended June 30, 2015 from the comparable period in 2014 primarily due to decreases in professional fees of $5.1 million, variable compensation of $2.9 million and salaries of $1.2 million.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The below table illustrates the adjusted EBITDA applicable to each of our reportable segments for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended				For the Six Months Ended
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Adjusted EBITDA:
Technical Services	$76,808	$84,297	$(7,489)	(8.9)%	$140,209	$146,474	$(6,265)	(4.3)%
Industrial and Field Services	73,081	30,716	42,365	137.9	83,390	47,088	36,302	77.1
Oil Re-refining and Recycling	15,824	15,196	628	4.1	11,348	27,779	(16,431)	(59.1)
SK Environmental Services	41,195	31,307	9,888	31.6	68,444	54,132	14,312	26.4
Lodging Services	3,852	15,487	(11,635)	(75.1)	10,762	33,224	(22,462)	(67.6)
Oil and Gas Field Services	(2,182)	1,812	(3,994)	(220.4)	(779)	18,143	(18,922)	(104.3)
Corporate Items	(45,456)	(43,016)	(2,440)	(5.7)	(71,975)	(89,055)	17,080	19.2
Total	$163,122	$135,799	$27,323	20.1%	$241,399	$237,785	$3,614	1.5%
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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$10,395	$28,672	$3,306	$37,632
Accretion of environmental liabilities	2,599	2,609	5,218	5,333
Depreciation and amortization	67,773	66,075	136,129	135,431
Goodwill impairment charge	31,992	—	31,992	—
Other expense (income)	660	655	251	(3,523)
Interest expense, net	19,249	19,382	38,687	38,936
Provision for income taxes	30,454	18,406	25,816	23,976
Adjusted EBITDA	$163,122	$135,799	$241,399	$237,785

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$58,978	$57,172	$1,806	3.2%	$116,332	$117,063	$(731)	(0.6)%
Permits and other intangibles amortization	8,795	8,903	(108)	(1.2)	19,797	18,368	1,429	7.8
Total depreciation and amortization	$67,773	$66,075	$1,698	2.6%	$136,129	$135,431	$698	0.5%

Depreciation of fixed assets and landfill amortization increased $1.8 million in the three months ended June 30, 2015 from the comparable period in 2014 primarily due to a larger asset base in the current year. Depreciation of fixed assets and landfill amortization decreased $0.7 million in the six months ended June 30, 2015 from the comparable period in 2014 primarily due to lower landfill volumes generated in the three months ended June 30, 2015 which resulted in lower amortization in this period. Permits and other intangibles amortization remained flat and increased $1.4 million in the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to an increased intangible base in first six months of 2015.
Goodwill impairment charge

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Goodwill impairment charge	$31,992	$—	$31,992	100.0%	$31,992	$—	$31,992	100.0%
During the three months ended June 30, 2015, we recorded a $32.0 million goodwill impairment charge on our Oil and Gas Field Services reporting unit. For additional information regarding this goodwill impairment charge see the discussion under the goodwill heading within our "Critical Accounting Policies and Estimates" below.
Other Income

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income	$(660)	$(655)	$(5)	(0.8)%	$(251)	$3,523	$(3,774)	(107.1)%
Other income decreased $3.8 million in the six months ended June 30, 2015 from the comparable period in 2014 primarily due to gains on the sale of our available-for-sale securities that did not reoccur in the six months ended June 30, 2015.

Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2015 over 2014		June 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$30,454	$18,406	$12,048	65.5%	$25,816	$23,976	$1,840	7.7%
     Income tax expense increased $12.0 million and $1.8 million for the three and six months ended June 30, 2015 from the comparable periods in 2014. The increase was a result of the increased earnings in the United States.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2015, we had a remaining valuation allowance of $29.5 million. The allowance as of June 30, 2015 consisted of $16.5 million of foreign tax credits, $3.9 million of state net operating loss carryforwards, $7.1 million of foreign net operating loss carryforwards and $2.0 million for the deferred tax assets of a Canadian subsidiary. At December 31, 2014, we had a remaining valuation allowance of $29.1 million. The allowance as of December 31, 2014 consisted of $16.5 million of foreign tax credits, $3.9 million of state net operating loss carryforwards, $6.7 million of foreign net operating loss carryforwards and $2.0 million for the deferred tax assets of a Canadian subsidiary.
Liquidity and Capital Resources

	For the Six Months Ended
(in thousands)	2015	2014
Net cash from operating activities	$193,815	$114,944
Net cash used in investing activities	(204,197)	(131,294)
Net cash from financing activities	(56,172)	(14,892)
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2015 was $193.8 million, an increase of $78.9 million     compared to net cash from operating activities for the comparable period in 2014. The change was primarily the result of decreased levels of inventory and supplies in the first six months of 2015 combined with lower payments associated with accounts payable at the beginning of 2015 as compared to 2014. Our levels of accounts receivable and accounts payable have increased significantly in the first six months of 2015 as a result of significant emergency response project work performed in the three months ended June 30, 2015. Such amounts are expected to have net positive impacts to cash flows during the second half of 2015.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2015 was $204.2 million, an increase of 55.5% compared to $131.3 million of cash used in investing activities for the comparable period in 2014. The change was primarily the result of cash paid for acquisitions offset by decreases in capital expenditures and proceeds received in 2014 from the sale of marketable securities that did not reoccur in 2015.
Net cash from financing activities
Net cash from financing activities for the six months ended June 30, 2015 was an outflow of $56.2 million, compared to $14.9 million for the comparable period in 2014. The change in net cash from financing activities during the six months ended June 30, 2015 was primarily due to a decrease in uncashed checks which resulted from the timing of payments made by the Company and repurchases of common stock made in the first six months of 2015.
Working Capital
We intend to use our existing cash and cash equivalents and cash flows from operations primarily to provide for our working capital needs and to fund capital expenditures and potential future acquisitions. We anticipate that our operating cash flow will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At June 30, 2015, cash and cash equivalents totaled $173.6 million, compared to $246.9 million at December 31, 2014. At June 30, 2015, cash and cash equivalents held by foreign subsidiaries totaled $88.8 million and were readily convertible into other foreign currencies including U.S. dollars. At June 30, 2015, the cash and cash equivalent balances for our U.S. operations were $84.8 million. Our U.S. operations had net operating cash from operations of $163.2 million for the six months ended June 30, 2015. Additionally, we have a $400.0 million revolving credit facility of which $242.8 million was available to borrow at June 30, 2015.

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
Common Stock Repurchase Program
On March 13, 2015, our Board of Directors increased the size of the Company’s current share repurchase program from $150 million to $300 million. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of June 30, 2015, we had repurchased and retired a total of approximately 2.5 million shares of our common stock for approximately $136.5 million under this program. As of June 30, 2015, an additional $163.5 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change
Closure and post-closure liabilities	$51,846	$50,701	$1,145	2.3%
Remedial liabilities	148,777	155,121	(6,344)	(4.1)
Total environmental liabilities	$200,623	$205,822	$(5,199)	(2.5)%
Total environmental liabilities as of June 30, 2015 were $200.6 million, a decrease of 2.5%, or $5.2 million, compared to December 31, 2014 primarily due to expenditures of $11.5 million and foreign currency of $1.8 million partially offset by interest accretion of $5.2 million, new asset retirement obligations of $1.3 million and $1.7 million of liabilities assumed from our 2015 acquisition.
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
In the six months ended June 30, 2015, the net increase in our environmental liabilities from changes in estimates recorded as a charge within the statement of income was $0.9 million and primarily related to two remediation sites. An increase in the scope of work at one site was partially offset by a reduction at a Superfund site where a significant phase of the work was completed using funds collected from settling PRP, and the previously estimated cash expenditure was not required.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $595.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at June 30, 2015, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of June 30, 2015, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
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

Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first six months of 2015 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Goodwill. Goodwill is not amortized but is reviewed for impairment annually as of December 31 or when events or changes in the business environment indicate the carrying value of the reporting unit may exceed its fair value. This review is performed by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a step II analysis of the fair value of all the elements of the reporting unit is performed to determine if and to what degree goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the value of the goodwill implied by the results of the step II analysis.

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that we have seven reporting units. Our Technical Services, Oil Re-refining and Recycling, SK Environmental Services, Lodging Services and Oil and Gas Field Services segments each constitute a reporting unit. Our Industrial and Field Services segment includes two separate reporting units: Industrial Services and Field Services.

We conducted our annual impairment test of goodwill for all of our reporting units as of December 31, 2014 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary. In all cases except for our Oil Re-refining and Recycling reporting unit and the Oil and Gas Field Services segment the estimated fair values of each reporting unit significantly exceeded their carrying values. The annual impairment test fair value for all of our reporting units is determined using an income approach (a discounted cash flow analysis) which incorporates several underlying estimates and assumptions with varying degrees of uncertainty. In all instances, we corroborate our estimated fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units. As part of the annual test we also perform a reconciliation of the total estimated fair values of all reporting units to our market capitalization.

As disclosed in our annual report on Form 10K for the year ended December 31, 2014, goodwill attributable to the Oil and Gas Field Services reporting unit was at risk of impairment because of lower operating results caused by the depressed economic conditions and lower levels of activity in the Oil and Gas industry primarily in Western Canada. In consideration of the increased risk of impairment associated with this segment, management regularly evaluates whether any changes in events or circumstances have arisen which would indicate that the fair value of this reporting unit is less than its carrying value.  During the quarter ended June 30, 2015, we continued to monitor the reporting unit’s performance along with other business specific and macroeconomic and industry factors.

During the quarter ended June 30, 2015, certain events and changes in circumstances arose which led management of the Company to conclude that the fair values of the Oil and Gas Field Services reporting unit may be less than its carrying value and therefore an interim impairment test was conducted relative to goodwill recorded by the Oil and Gas Field Services reporting unit. The primary events and changes in circumstances which led to this conclusion were:

•
The second quarter is the period of time where greater levels of communication with customers and the receipt of bids and proposals for project work takes place and provide management with more clarity into levels of activity and other economic and business indicators for the latter half of the fiscal year and on into the first quarter of the following year. During the quarter ended June 30, 2015 it became apparent that oil and gas exploration and production activity would continue to be lower than historical periods and lower than previously anticipated by the Company. This was evidenced by reduced volume in bid and proposal requests from customers and communications indicating the reduction in customer budgets in these areas as well as lower than anticipated pricing for our services.

•
Market and industry reports which management looks to in projecting business conditions and establishing forecast information evidenced more pessimistic views in the near term. The continued depressed price of oil without any upward momentum since December 2014 as well as declining and expected continued decline in rig count for the remainder of 2015 have resulted in lower estimates of industry activity in the second half of 2015 and early 2016.

•	In recognition of lower than anticipated business results and less optimistic market indicators, management significantly lowered its 2015 forecasts relative to the Oil and Gas reporting unit.

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, profit margins and the determination of appropriate discount rates. In performing the Step I test as of June 30, 2015 certain of these significant assumptions changed from those utilized in performing our annual goodwill impairment test as of December 31, 2014. Based upon information known as of June 30, 2015, we reduced the estimates and assumptions around FY2015 annual revenue growth from 1% of growth to a contraction in 2015 revenues of 24%. This decrease resulted largely from projects which were expected to occur in the second half of 2015 but are now known to be cancelled or reduced as well as updated outlooks on pricing of our services. EBITDA margins relative to 2015 were also reduced from estimates of 13% utilized in the most recent annual test to 6% currently. We had assumed greater EBITDA margin expansion driven by more positive revenue growth which increased estimated future cash flows. The reduction in margin assumptions utilized in the current Step I test were based upon the lower levels of revenue currently forecasted for 2015, lower pricing of our services and less than anticipated cost savings from cost cutting measures which has previously been planned and have not fully materialized thus far in 2015. These lower revenue and margin estimates associated with 2015 have resulted in lower current expectations of 2015 cash flows and have also led to decreases in expected revenues and cash flows in future periods thus lengthening our assumptions around the recovery from the current business downturn as compared to assumptions utilized in our annual test. The changes in these estimates and business assumptions have significant negative impact on our estimates of future anticipated cash flows used in our impairment test and therefore on our estimates of the fair value of the Oil and Gas Field Services reporting unit. Discount rate assumptions utilized in the June 30, 2015 test were consistent with those used in the most recent annual test. The results of the Step I test indicated that the current estimated fair value of the reporting unit was less than its carrying value and therefore a Step II test was performed to determine if and in what amount goodwill recorded by the Oil and Gas Field Services segment was impaired. The results of the Step II test indicated that as of June 30, 2015, the total amount of goodwill recorded by the reporting unit was impaired and as such a $32.0 million impairment charge was recorded.

The Company also performed an analysis to consider whether the reporting unit's carrying values of other long lived assets may not be entirely recoverable. As of June 30, 2015, the Oil and Gas Field Services reporting unit had other long lived assets consisting of: property, plant and equipment, net of $185.3 million and intangible assets of $20.1 million. As a result of these analyses, the Company concluded that no impairment of intangible or other long lived assets then existed as estimated cash flows generated from associated asset groups exceed their carrying values. We will continue to evaluate all of our long lived assets impacted by economic downturns in oil and energy related markets in which they operate.

As disclosed in the Company's annual report for the year ended December 31, 2014 in connection with the annual goodwill impairment test conducted, the fair value of the Oil Re-refining and Recycling unit exceeded its carrying amount by 13% as of December 31, 2014. During the quarter ended June 30, 2015, the Company evaluated the reporting unit’s performance noting that current adjusted EBITDA results are consistent with estimates utilized in the annual impairment test and no other business specific, macroeconomic or industry factors exist which would indicate that as of June 30, 2015 events or changes in circumstances have arisen which would indicate that the fair value of this reporting unit has more likely than not been reduced below its carrying amount.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 1A.                        RISK FACTORS
During the six months ended June 30, 2015, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April1, 2015 through April 30, 2015	2,182	$55.92	—	$179,543.768
May 1, 2015 through May 31, 2015	118,524	$56.74	117,000	$172,904,056
June 1, 2015 through June 30, 2015	178,080	$55.88	169,000	$163,455,188
Total	298,786	$56.22	286,000	$163,455,188
______________________

(1)	Includes 12,786 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	August 5, 2015

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	August 5, 2015