Form 10-Q
period 2015-09-30
CLEAN HARBORS INC
filed 2015-11-04
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	57,587,689
(Class)	(Outstanding as of October 30, 2015)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$179,191	$246,879
Accounts receivable, net of allowances aggregating $30,271 and $25,661, respectively	600,283	557,131
Unbilled accounts receivable	41,562	40,775
Deferred costs	19,096	19,018
Inventories and supplies	150,255	168,663
Prepaid expenses and other current assets	44,880	57,435
Deferred tax assets	37,288	36,532
Total current assets	1,072,555	1,126,433
Property, plant and equipment, net	1,531,548	1,558,834
Other assets:
Deferred financing costs	15,121	17,580
Goodwill	447,918	452,669
Permits and other intangibles, net	518,995	530,080
Other	13,724	18,682
Total other assets	995,758	1,019,011
Total assets	$3,599,861	$3,704,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$11	$536
Accounts payable	295,476	267,329
Deferred revenue	62,837	62,966
Accrued expenses	244,790	219,549
Current portion of closure, post-closure and remedial liabilities	21,902	22,091
Total current liabilities	625,016	572,471
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,403 and $4,999, respectively	47,861	45,702
Remedial liabilities, less current portion of $16,499 and $17,092, respectively	126,816	138,029
Long-term obligations	1,395,000	1,395,000
Deferred taxes, unrecognized tax benefits and other long-term liabilities	282,447	290,205
Total other liabilities	1,852,124	1,868,936
Commitments and contingent liabilities (See Note 14)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 57,664,992 and 58,903,482 shares, respectively	577	589
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	740,070	805,029
Accumulated other comprehensive loss	(229,555)	(110,842)
Accumulated earnings	612,098	568,564
Total stockholders’ equity	1,122,721	1,262,871
Total liabilities and stockholders’ equity	$3,599,861	$3,704,278
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Service revenues	$760,667	$657,221	$2,158,344	$1,962,071
Product revenues	132,699	194,244	403,749	594,541
Total revenues	893,366	851,465	2,562,093	2,556,612
Cost of revenues (exclusive of items shown separately below)
Service revenues	523,676	440,261	1,484,936	1,333,443
Product revenues	110,970	158,146	348,905	497,633
Total cost of revenues	634,646	598,407	1,833,841	1,831,076
Selling, general and administrative expenses	93,113	99,701	321,246	334,394
Accretion of environmental liabilities	2,577	2,642	7,795	7,975
Depreciation and amortization	69,060	70,049	205,189	205,480
Goodwill impairment charge	—	123,414	31,992	123,414
Income (loss) from operations	93,970	(42,748)	162,030	54,273
Other (expense) income	(139)	613	(390)	4,136
Interest expense, net of interest income of $126, $174, $465 and $590, respectively	(19,017)	(19,494)	(57,704)	(58,430)
Income (loss) before provision for income taxes	74,814	(61,629)	103,936	(21)
Provision for income taxes	34,586	31,708	60,402	55,684
Net income (loss)	$40,228	$(93,337)	$43,534	$(55,705)
Earnings (loss) per share:
Basic	$0.69	$(1.55)	$0.74	$(0.92)
Diluted	$0.69	$(1.55)	$0.74	$(0.92)
Shares used to compute earnings (loss) per share - Basic	58,161	60,369	58,799	60,585
Shares used to compute earnings (loss) per share - Diluted	58,268	60,369	58,898	60,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$40,228	$(93,337)	$43,534	$(55,705)
Other comprehensive loss:
Unrealized gains on available-for-sale securities (net of taxes of $0, $18, $0, $159 respectively)	—	102	—	901
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $0, $4, $0, $508 respectively)	—	(23)	—	(2,880)
Foreign currency translation adjustments	(53,541)	(49,171)	(118,713)	(52,582)
Other comprehensive loss	(53,541)	(49,092)	(118,713)	(54,561)
Comprehensive loss	$(13,313)	$(142,429)	$(75,179)	$(110,266)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$43,534	$(55,705)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	205,189	205,480
Goodwill impairment charge	31,992	123,414
Allowance for doubtful accounts	5,631	6,743
Amortization of deferred financing costs and debt discount	2,459	2,457
Accretion of environmental liabilities	7,795	7,975
Changes in environmental liability estimates	(2,200)	(2,991)
Deferred income taxes	(18,994)	8,506
Stock-based compensation	6,550	6,446
Excess tax benefit of stock-based compensation	(102)	(829)
Net tax (deficiency) benefit on stock based awards	(78)	829
Other expense (income)	390	(4,136)
Environmental expenditures	(16,773)	(12,130)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(63,222)	(35,708)
Inventories and supplies	14,708	(20,675)
Other current assets	18,706	(10,048)
Accounts payable	47,051	(53,352)
Other current and long-term liabilities	26,957	29,763
Net cash from operating activities	309,593	196,039
Cash flows from investing activities:
Additions to property, plant and equipment	(189,999)	(198,877)
Proceeds from sales of fixed assets	3,740	5,913
Proceeds from sales of marketable securities	—	12,947
Acquisitions, net of cash acquired	(79,610)	(6,150)
Additions to intangible assets, including costs to obtain or renew permits	(4,633)	(5,443)
Other	—	914
Net cash used in investing activities	(270,502)	(190,696)
Cash flows from financing activities:
Change in uncashed checks	(21,882)	(591)
Proceeds from exercise of stock options	397	—
Issuance of restricted shares, net of shares remitted	(2,027)	(2,668)
Repurchases of common stock	(69,155)	(48,329)
Proceeds from employee stock purchase plan	—	4,364
Repayment of long-term obligations	—	(5,000)
Payments on capital leases	(500)	(1,682)
Excess tax benefit of stock-based compensation	102	829
Net cash from financing activities	(93,065)	(53,077)
Effect of exchange rate change on cash	(13,714)	(4,318)
Decrease in cash and cash equivalents	(67,688)	(52,052)
Cash and cash equivalents, beginning of period	246,879	310,073
Cash and cash equivalents, end of period	$179,191	$258,021
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$58,613	$58,446
Income taxes paid	32,276	21,737
Non-cash investing and financing activities:
Accrual for repurchased shares	658	5,464
Property, plant and equipment accrued	29,549	23,976
Receivable for estimated purchase price adjustment	2,518	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2015	58,903	$589	$(469)	$805,029	$(110,842)	$568,564	$1,262,871
Net income	—	—	—	—	—	43,534	43,534
Other comprehensive loss	—	—	—	—	(118,713)	—	(118,713)
Stock-based compensation	—	—	—	6,550	—	—	6,550
Issuance of restricted shares, net of shares remitted	94	1	—	(2,028)	—	—	(2,027)
Repurchases of common stock	(1,344)	(13)	—	(69,800)	—	—	(69,813)
Exercise of stock options	12	—	—	397	—	—	397
Net tax deficiency on stock based awards	—	—	—	(78)	—	—	(78)
Balance at September 30, 2015	57,665	$577	$(469)	$740,070	$(229,555)	$612,098	$1,122,721

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
On October 26, 2015, the Company announced the Oil Re-refining and Recycling segment will be renamed to Kleen Performance Products. As such, all current and historical results of the formerly named Oil Re-refining and Recycling segment are shown under the Kleen Performance Products heading within this report.
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
Standards to be implemented
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. This new guidance is currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.
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
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The amendment provides guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the accounting standard update. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The revised standard will be adopted by the Company on January 1, 2016, at which time it will be applied retrospectively and will require reclassifications within the Company’s consolidated balance sheets.  The revised standard only affects presentation and therefore will not have an impact on the Company’s results of operations.
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
In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendment provides guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. This amendment eliminates the requirement to retrospectively account for those adjustments. The amendment in this update is currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Adoption is not expected to have a material impact on the Company's consolidated financial statements.
(3) BUSINESS COMBINATIONS
2015 Acquisition

On April 11, 2015, the Company completed the acquisition of Heckmann Environmental Services, Inc. (“HES”) and Thermo Fluids Inc. (“TFI”), a wholly-owned subsidiary of HES. The acquisition was accomplished through a purchase by Safety-Kleen, Inc., a wholly-owned subsidiary of the Company, of all of the issued and outstanding shares of HES from Nuverra Environmental Solutions, Inc. HES is a holding company that does not conduct any operations. TFI provides environmental services, including used oil recycling, used oil filter recycling, antifreeze products, parts washers and solvent recycling, and industrial waste management services, including vacuum services, remediation, lab pack and hazardous waste management. The Company acquired TFI for an estimated preliminary purchase price of $77.1 million inclusive of current estimates of and subject to certain closing and post-closing adjustments relating to working capital and other assumed liabilities. The acquisition was financed with cash on hand and expands the Company’s environmental services customer base while also complimenting the SK Environmental Services network and presence in the western United States. The amount of revenue from TFI included in the Company's results of operations for the three and nine months ended September 30, 2015 was $13.1 million and $24.8 million. During the three and nine months ended September 30, 2015, the Company incurred acquisition-related costs of approximately $0.1 million and $0.5 million, respectively, in connection with the transaction which are primarily included in selling, general and administrative expenses in the consolidated statements of income. Results of TFI since acquisition have been included within the SK Environmental Services segment.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of April 11, 2015, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At acquisition date April 11, 2015	Measurement Period Adjustments	At acquisition date as reported at September 30, 2015
Accounts receivable	7,109	$(444)	$6,665
Inventories and supplies	1,791	—	1,791
Prepaid and other current assets	1,749	8	1,757
Property, plant and equipment	30,468	(1,606)	28,862
Permits and other intangibles	20,000	(1,500)	18,500
Current liabilities	(5,859)	—	(5,859)
Closure and post-closure liabilities	(1,676)	—	(1,676)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(13,081)	1,832	(11,249)
Total identifiable net assets	40,501	(1,710)	38,791
Goodwill	36,591	1,710	38,301
Total	$77,092	$—	$77,092
Pro forma revenue and earnings amounts on a combined basis as if TFI had been acquired on January 1, 2014 are immaterial to the consolidated financial statements of the Company since that date.

(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Oil and oil products	$35,484	$62,111
Supplies and drums	75,357	68,547
Solvent and solutions	9,742	9,355
Modular camp accommodations	14,738	15,776
Other	14,934	12,874
Total inventories and supplies	$150,255	$168,663
As of September 30, 2015 and December 31, 2014, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.
(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$100,811	$98,507
Asset retirement costs (non-landfill)	12,455	10,871
Landfill assets	126,904	110,984
Buildings and improvements	338,791	338,242
Camp equipment	155,363	180,575
Vehicles	495,270	471,615
Equipment	1,312,699	1,302,424
Furniture and fixtures	5,330	5,517
Construction in progress	103,484	45,605
	2,651,107	2,564,340
Less - accumulated depreciation and amortization	1,119,559	1,005,506
Total property, plant and equipment, net	$1,531,548	$1,558,834
Interest in the amount of $0.6 million and $1.2 million was capitalized to fixed assets during the three and nine months ended September 30, 2015, respectively. Interest in the amount of $0.1 million and $0.4 million was capitalized to fixed assets during the three and nine months ended September 30, 2014, respectively. Depreciation expense, inclusive of landfill amortization was $59.2 million and $175.5 million for the three and nine months ended September 30, 2015, respectively. Depreciation expense, inclusive of landfill amortization was $60.9 million and $178.0 million for the three and nine months ended September 30, 2014, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes to goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

2015
Balance at January 1, 2015	$452,669
Acquired from TFI acquisition	38,301
Measurement period adjustment from prior acquisitions	3,841
Goodwill impairment charge	(31,992)
Foreign currency translation	(14,901)
Balance at September 30, 2015	$447,918
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

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014, the fair value of the Oil and Gas Field Services reporting unit did not significantly exceed its carrying amount. During the second quarter of 2015, certain events and changes in circumstances arose which led management of the Company to conclude that the fair value of the Oil and Gas Field Services reporting unit may be less than its carrying value and therefore an interim impairment test was conducted relative to goodwill recorded by the Oil and Gas Field Services reporting unit. The primary events and changes in circumstances which led to this conclusion were:

•
The second quarter is the period of time where greater levels of communication with customers and the receipt of bids and proposals for project work take place and provide management with more clarity into levels of activity and other economic and business indicators for the latter half of the fiscal year and on into the first quarter of the following year. During the quarter ended June 30, 2015, it became apparent that oil and gas exploration and production activity would continue to be lower than historical periods and lower than previously anticipated by the Company. This was evidenced by reduced volume in bid and proposal requests from customers and communications indicating the reduction in customer budgets in these areas as well as lower than anticipated pricing for our services.

•
Market and industry reports which management looks to in projecting business conditions and establishing forecast information evidenced more pessimistic views in the near term. The continued depressed price of oil without any upward momentum since December 2014, as well as declining and expected continued decline in rig count for the remainder of 2015, have resulted in lower estimates of industry activity in the second half of 2015 and early 2016.

•
In recognition of lower than anticipated business results and less optimistic market indicators, management significantly lowered its 2015 forecasts relative to the Oil and Gas Field Services reporting unit.

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

As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2014, during the third quarter of 2014 the Company recorded a goodwill impairment charge of $123.4 million related to goodwill associated with the Kleen Performance Products segment. This impairment charge resulted from decreases in market prices of oil products sold by the Kleen Performance Products business which took place during the third quarter of 2014.

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

The performance of the Company's reporting units will continue to be monitored. If the Company's reporting units do not achieve the financial performance that the Company expects, it is possible that additional goodwill impairment charge may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.
The Company continues to assess whether the Oil and Gas Field Services carrying values of finite-lived intangible and other long-lived assets are recoverable. As of September 30, 2015 the Oil and Gas Field Services reporting unit had property, plant and equipment, net of $168.6 million, other intangible assets of $17.7 million consisting of customer and supplier relationships of $9.2 million and other intangible assets of $8.5 million. Based on current analyses, sufficient undiscounted cash flows are expected to be generated over these assets' remaining lives to demonstrate these asset carrying values will be recovered and thus no impairment exists.
Below is a summary of amortizable other intangible assets (in thousands):

	September 30, 2015				December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$161,641	$60,091	$101,550	18.9	$156,692	$55,318	$101,374	19.0
Customer and supplier relationships	377,373	93,786	283,587	10.3	370,373	77,697	292,676	11.0
Other intangible assets	31,943	21,165	10,778	2.2	31,540	19,074	12,466	3.2
Total amortizable permits and other intangible assets	570,957	175,042	395,915	10.4	558,605	152,089	406,516	11.4
Trademarks and trade names	123,080	—	123,080	Indefinite	123,564	—	123,564	Indefinite
Total permits and other intangible assets	$694,037	$175,042	$518,995		$682,169	$152,089	$530,080
Amortization expense of permits and other intangible assets for the three and nine months ended September 30, 2015 and was $9.9 million and $29.7 million, respectively. Amortization expense of permits and other intangible assets for the three and nine months ended September 30, 2014 was $9.1 million and $27.5 million, respectively.
Below is the expected future amortization of the net carrying amount of finite-lived intangible assets at September 30, 2015 (in thousands):

Years Ending December 31,	Expected Amortization
2015 (three months)	$9,466
2016	37,397
2017	34,702
2018	31,409
2019	28,248
Thereafter	254,693
$395,915

(7) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Insurance	$55,114	$58,931
Interest	17,623	20,527
Accrued compensation and benefits	49,083	59,006
Income, real estate, sales and other taxes	77,837	38,297
Other	45,133	42,788
Total accrued expenses	$244,790	$219,549
(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) for the nine months ended September 30, 2015 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2015	$29,932	$20,769	$50,701
Liabilities assumed in acquisitions	—	1,676	1,676
New asset retirement obligations	2,325	—	2,325
Accretion	1,887	1,567	3,454
Changes in estimates recorded to statement of income	13	—	13
Changes in estimates recorded to balance sheet	1,370	—	1,370
Expenditures	(5,490)	(259)	(5,749)
Currency translation and other	(323)	(203)	(526)
Balance at September 30, 2015	$29,714	$23,550	$53,264
All of the landfill facilities included in the above were active as of September 30, 2015. New asset retirement obligations incurred during the first nine months of 2015 were discounted at the credit-adjusted risk-free rate of 5.99%. There were no significant charges (benefits) in 2015 resulting from changes in estimates for closure and post-closure liabilities.
(9) REMEDIAL LIABILITIES
The changes to remedial liabilities for the nine months ended September 30, 2015 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2015	$5,420	$68,528	$81,173	$155,121
Accretion	187	2,185	1,969	4,341
Changes in estimates recorded to statement of income	(2,547)	(250)	584	(2,213)
Expenditures	(110)	(3,283)	(7,631)	(11,024)
Currency translation and other	(335)	(99)	(2,476)	(2,910)
Balance at September 30, 2015	$2,615	$67,081	$73,619	$143,315
During the nine months ended September 30, 2015, the Company reduced its remedial liabilities for landfill sites by $2.5 million due to a change in estimate of the related liability. This change in estimate was triggered primarily as a result of the Company's receiving Provincial approval for a planned expansion of one its landfills in Canada. The planned expansion project will remediate the Company's previously recognized corrective actions.

(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2015	December 31, 2014
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	595,000	595,000
Long-term obligations	$1,395,000	$1,395,000

At September 30, 2015 and December 31, 2014, the fair value of the Company's 2020 Notes was $812.0 million and $804.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
At September 30, 2015 and December 31, 2014, the fair value of the Company's 2021 Notes was $602.4 million and $595.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of September 30, 2015 and December 31, 2014 had no outstanding loan balances. At September 30, 2015, $232.0 million was available to borrow and outstanding letters of credit were $144.3 million. At December 31, 2014, $238.4 million was available to borrow and outstanding letters of credit were $134.5 million.
Available credit for Clean Harbors, Inc. ("Parent") and its domestic subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. The revolving credit facility is guaranteed by all of Parent’s domestic subsidiaries and secured by substantially all of Parent’s and its domestic subsidiaries’ assets. Available credit for Parent’s Canadian subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.

(11) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted earnings (loss) per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income (loss)	$40,228	$(93,337)	$43,534	$(55,705)

Denominator:
Basic shares outstanding	58,161	60,369	58,799	60,585
Dilutive effect of equity-based compensation awards	107	—	99	—
Dilutive shares outstanding	58,268	60,369	58,898	60,585

Basic earnings (loss) per share:	$0.69	$(1.55)	$0.74	$(0.92)

Diluted earnings (loss) per share:	$0.69	$(1.55)	$0.74	$(0.92)
For the three and nine months ended September 30, 2015, the dilutive effect of all then outstanding stock options, restricted stock awards and performance awards is included in the EPS calculations above except for 274,257 of outstanding performance stock awards for which the performance criteria were not attained at that time and 10,704 and 42,642, respectively, restricted stock awards which were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect. As a result of the net loss reported in the three and nine months ended September 30, 2014, all outstanding restricted stock awards and performance awards totaling 624,145 instruments were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect.

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the nine months ended September 30, 2015 were as follows (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Total
Balance at January 1, 2015	$(108,889)	$(1,953)	$(110,842)
Other comprehensive loss before reclassifications	(118,713)	—	(118,713)
Tax effects	—	—	—
Other comprehensive loss	$(118,713)	$—	$(118,713)
Balance at September 30, 2015	$(227,602)	$(1,953)	$(229,555)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income (loss), with presentation location during the three and nine months ended September 30, 2014, were as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
Comprehensive Loss Components	September 30, 2014	September 30, 2014	Location
Unrealized gains on available-for-sale investments	$27	$3,388	Other (expense) income

There were no reclassifications out of accumulated other comprehensive loss into the consolidated statement of income during the three and nine months ended September 30, 2015.

(13) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2015 was $0.5 million and $6.6 million, respectively. During the three months ended September 30, 2015, the Company reversed $1.4 million of stock based compensation for performance stock awards originally issued in 2014 as management determined it was no longer probable that a portion of the performance targets would be earned. As a result, the Company has recorded $0.9 million of stock based compensation associated with these performance awards in the nine months ended September 30, 2015. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2014 was $2.1 million and $6.4 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $0.1 million and $1.8 million for the three and nine months ended September 30, 2015, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $0.5 million and $1.5 million for the three and nine months ended September 30, 2014, respectively.
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

The following table summarizes information about restricted stock awards for the nine months ended September 30, 2015:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested January 1, 2015	383,021	$56.51
Granted	142,434	$55.00
Vested	(124,822)	$55.85
Forfeited	(37,972)	$56.48
Unvested September 30, 2015	362,661	$56.15

As of September 30, 2015, there was $13.2 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2015 was $0.6 million and $6.8 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2014 was $1.5 million and $9.1 million, respectively.

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

The following table summarizes information about performance stock awards for the nine months ended September 30, 2015:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested January 1, 2015	143,875	$60.94
Granted	167,906	$56.41
Vested	(6,129)	$54.28
Forfeited	(20,049)	$59.39
Unvested September 30, 2015	285,603	$58.53

As of September 30, 2015, there was $0.9 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during the nine months ended September 30, 2015 was $0.3 million. No performance awards vested during the three months ended September 30, 2015 and the three and nine months ended September 30, 2014.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors increased the size of the Company’s current share repurchase program from $150 million to $300 million. During the three and nine months ended September 30, 2015, the Company repurchased a total of 0.8 million shares and 1.3 million shares, respectively, of the Company's common stock for a total of $37.6 million and $69.8 million, respectively. During the three and nine months ended September 30, 2014, the Company repurchased a total of 0.6 million shares and 0.9 million shares, respectively, of the Company's common stock for a total of $37.6 million and $53.8 million, respectively. As of September 30, 2015, the Company had repurchased and retired a total of approximately 3.3 million shares of the Company's common stock for approximately $174.2 million under this program. As of September 30, 2015, an additional $125.8 million remains available for repurchase of shares under the current authorized program.

(14) COMMITMENTS AND CONTINGENCIES
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
At September 30, 2015 and December 31, 2014, the Company had recorded reserves of $30.0 million and $33.6 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2015 and December 31, 2014, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $2.4 million and $2.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2015 and December 31, 2014, the $30.0 million and $33.6 million, respectively, of reserves consisted of (i) $23.4 million and $27.7 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.6 million and $5.9 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of September 30, 2015, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2015, were as follows:
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
The Mercier Subsidiary continues to assert that it has no responsibility for the groundwater contamination in the region and will contest any action by the Ministry to impose costs for remedial measures on the Mercier Subsidiary. The Company also continues to pursue settlement options. At September 30, 2015 and December 31, 2014, the Company had accrued $11.2 million and $12.7 million, respectively, for remedial liabilities relating to the Ville Mercier legal proceedings. The decrease was due to a weakening of the Canadian dollar.
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

Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. and thereby became subject to the legal proceedings in which Safety-Kleen and its subsidiaries (collectively "Safety-Kleen") were a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2015 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 54 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2015, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2015. From January 1, 2015 to September 30, 2015, 29 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. In 2012, similar lawsuits were filed by the same law firm in California and Missouri, adding a claim in the California lawsuit challenging the Company’s late fee policy. On January 15, 2015, the Company reached a tentative settlement of the pending class action lawsuits, which were broadened to include similar claims on behalf of customers in Florida, West Virginia and Arkansas. A final settlement in the amount of $0.1 million was approved by the court in a fairness hearing in June 2015.  Such settlement is subject to limited appeal; however, any adjustment to the amount would not be material.
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
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility described below, Clean Harbors believes its potential liability could exceed $100,000 at 12 of the 126 third party sites.
Wichita Property.    The Company acquired in 2002 a service center located in Wichita, Kansas (the "Wichita Property"). The Wichita Property is one of several properties located within the boundaries of a 1,400 acre state-designated Superfund site in an old industrial section of Wichita known as the North Industrial Corridor Site. Along with numerous other PRPs, the former owner executed a consent decree relating to such site with the U.S. Environmental Protection Agency (the "EPA"), and the Company is continuing an ongoing remediation program for the Wichita Property in accordance with that consent decree. The Company also acquired rights under an indemnification agreement between the former owner and an earlier owner of the Wichita Property. The Company filed suit against the earlier owner in July of 2015 to recover costs incurred during the cleanup of the property.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2015 and December 31, 2014, there were five and four, respectively, proceedings for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually and in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(15) INCOME TAXES
Effective tax rates for the three and nine months ended September 30, 2015 were 46.2% and 58.1%. The Company did not record any tax charges or benefits as a result of the goodwill impairment charge recorded in the second quarter of 2015. Absent the impact of the impairment charge on pre-tax income from operations, the Company’s effective tax rate for the nine months ended September 30, 2015 was 44.4%. As a result of the goodwill impairment charge recorded in the third quarter of 2014, the Company recorded an income tax benefit of $2.7 million. Absent the impact of the impairment charge on pre-tax income from operations the Company’s effective tax rate for the three and nine months ended September 30, 2014 was 55.6% and 47.3%. The decrease in the effective rates absent the impact of impairment charges for the three and nine months ended September 30, 2015 was primarily due to discrete items recorded in the third quarter of 2014 which did not reoccur in 2015.
As of September 30, 2015 and December 31, 2014, the Company had recorded $2.2 million and $2.5 million, respectively, of liabilities for unrecognized tax benefits and $0.4 million of interest, respectively.
Due to an audit settlement for one of our foreign entities, the Company believes that total unrecognized tax benefits will decrease by approximately $0.5 million within the next 12 months.
(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance.

Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, other non-cash charges not deemed representative of fundamental segment results and excludes other (expense) income. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table reconciles third party revenues to direct revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30, 2015				For the Three Months Ended September 30, 2014
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$253,069	$34,819	$506	$288,394	$272,478	$39,296	$1,628	$313,402
Industrial and Field Services	307,226	(6,973)	(313)	299,940	163,582	(9,234)	29	154,377
Kleen Performance Products	100,827	(23,744)	(6)	77,077	140,345	(52,606)	—	87,739
SK Environmental Services	171,832	(5,947)	2	165,887	170,980	21,212	—	192,192
Lodging Services	13,507	743	30	14,280	36,582	697	26	37,305
Oil and Gas Field Services	46,788	1,102	92	47,982	67,370	635	4	68,009
Corporate Items	117	—	(311)	(194)	128	—	(1,687)	(1,559)
Total	$893,366	$—	$—	$893,366	$851,465	$—	$—	$851,465

	For the Nine Months Ended September 30, 2015				For the Nine Months Ended September 30, 2014
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$741,419	$108,037	$2,886	$852,342	$766,057	$116,812	$2,805	$885,674
Industrial and Field Services	807,423	(24,764)	(636)	782,023	510,696	(32,039)	220	478,877
Kleen Performance Products	296,738	(63,429)	(8)	233,301	413,282	(155,583)	(5)	257,694
SK Environmental Services	508,392	(26,331)	5	482,066	503,692	64,476	(58)	568,110
Lodging Services	68,782	1,899	127	70,808	136,148	1,991	52	138,191
Oil and Gas Field Services	138,992	4,588	141	143,721	226,319	4,343	(6)	230,656
Corporate Items	347	—	(2,515)	(2,168)	418	—	(3,008)	(2,590)
Total	$2,562,093	$—	$—	$2,562,093	$2,556,612	$—	$—	$2,556,612

The following table presents Adjusted EBITDA information used by management for each reportable segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results, and other expense (income) to its segments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Technical Services	$79,048	$86,928	$219,257	$233,402
Industrial and Field Services	62,460	20,303	145,850	67,391
Kleen Performance Products	12,123	21,473	23,471	49,252
SK Environmental Services	40,096	30,853	108,540	84,985
Lodging Services	1,827	15,972	12,589	49,196
Oil and Gas Field Services	1,579	9,545	800	27,688
Corporate Items	(31,526)	(31,717)	(103,501)	(120,772)
Total	$165,607	$153,357	$407,006	$391,142
Reconciliation to Consolidated Statements of Income:
Accretion of environmental liabilities	2,577	2,642	7,795	7,975
Depreciation and amortization	69,060	70,049	205,189	205,480
Goodwill impairment charge	—	123,414	31,992	123,414
Income (loss) from operations	93,970	(42,748)	162,030	54,273
Other expense (income)	139	(613)	390	(4,136)
Interest expense, net of interest income	19,017	19,494	57,704	58,430
Income (loss) before provision for income taxes	$74,814	$(61,629)	$103,936	$(21)
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2015
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$464,705	$242,007	$193,576	$258,178	$112,708	$168,630	$91,744	$1,531,548
Goodwill	49,426	106,043	49,972	209,089	33,388	—	—	447,918
Permits and other intangible, net	74,885	15,375	142,898	260,327	7,791	17,719	—	518,995
Total assets	$806,451	$392,284	$497,627	$793,163	$187,461	$264,910	$657,965	$3,599,861

	December 31, 2014
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$412,323	$245,115	$201,451	$240,078	$141,965	$215,574	$102,328	$1,558,834
Goodwill	50,092	109,214	50,883	173,873	34,863	33,744	—	452,669
Permits and other intangible, net	74,870	17,801	151,041	252,897	10,744	22,727	—	530,080
Total assets	$756,169	$392,652	$538,921	$731,072	$231,782	$361,223	$692,459	$3,704,278

The following table presents total assets by geographical area (in thousands):

	September 30, 2015	December 31, 2014
United States	$2,681,409	$2,572,494
Canada	914,690	1,128,458
Other foreign	3,762	3,326
Total	$3,599,861	$3,704,278
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
Revision of Previously Reported Condensed Consolidating Information - As discussed further in the Company's 2014 Annual Report on Form 10-K, during preparation of the December 31, 2014 financial statements, management determined that certain amounts in the Company’s condensed consolidating financial information as previously presented in this Guarantor And Non-Guarantor Subsidiaries footnote for the period ended September 30, 2014 was not presented in accordance with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). The accompanying financial information related to the period ended September 30, 2014 has therefore been revised to correct the historical presentation. The revisions primarily relate to the following items:

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

These revisions impacted the condensed consolidating information for the period ended September 30, 2014 as presented in this footnote only and did not affect any of the Company's consolidated financial statements or ratios based thereon. There was no impact to the Company's loan covenants as a result of these corrections.

Following is the condensed consolidating balance sheet at September 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$11,008	$66,074	$102,109	$—	$179,191
Intercompany receivables	156,833	210,159	30,572	(397,564)	—
Accounts receivable, net	—	493,459	106,824	—	600,283
Other current assets	—	220,901	72,180	—	293,081
Property, plant and equipment, net	—	1,056,190	475,358	—	1,531,548
Investments in subsidiaries	2,566,095	547,520	—	(3,113,615)	—
Intercompany debt receivable	—	285,385	3,701	(289,086)	—
Goodwill	—	359,068	88,850	—	447,918
Permits and other intangibles, net	—	441,639	77,356	—	518,995
Other long-term assets	14,342	9,039	5,464	—	28,845
Total assets	$2,748,278	$3,689,434	$962,414	$(3,800,265)	$3,599,861
Liabilities and Stockholders’ Equity:
Current liabilities	$18,558	$523,971	$82,487	$—	$625,016
Intercompany payables	208,298	187,406	1,860	(397,564)	—
Closure, post-closure and remedial liabilities, net	—	155,386	19,291	—	174,677
Long-term obligations	1,395,000	—	—	—	1,395,000
Intercompany debt payable	3,701	—	285,385	(289,086)	—
Other long-term liabilities	—	256,576	25,871	—	282,447
Total liabilities	1,625,557	1,123,339	414,894	(686,650)	2,477,140
Stockholders’ equity	1,122,721	2,566,095	547,520	(3,113,615)	1,122,721
Total liabilities and stockholders’ equity	$2,748,278	$3,689,434	$962,414	$(3,800,265)	$3,599,861

Following is the condensed consolidating balance sheet at December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$154,147	$91,726	$—	$246,879
Intercompany receivables	133,219	156,920	39,724	(329,863)	—
Accounts receivables	—	414,205	142,926	—	557,131
Other current assets	—	241,232	81,191	—	322,423
Property, plant and equipment, net	—	970,757	588,077	—	1,558,834
Investments in subsidiaries	2,694,727	663,191	—	(3,357,918)	—
Intercompany debt receivable	—	327,634	3,701	(331,335)	—
Goodwill	—	324,930	127,739	—	452,669
Permits and other intangibles, net	—	435,906	94,174	—	530,080
Other long-term assets	16,801	12,959	6,502	—	36,262
Total assets	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278
Liabilities and Stockholders’ Equity:
Current liabilities	$20,820	$444,059	$107,592	$—	$572,471
Intercompany payables	163,361	164,231	2,271	(329,863)	—
Closure, post-closure and remedial liabilities, net	—	158,622	25,109	—	183,731
Long-term obligations	1,395,000	—	—	—	1,395,000
Intercompany debt payable	3,701	—	327,634	(331,335)	—
Other long-term liabilities	—	240,242	49,963	—	290,205
Total liabilities	1,582,882	1,007,154	512,569	(661,198)	2,441,407
Stockholders’ equity	1,262,871	2,694,727	663,191	(3,357,918)	1,262,871
Total liabilities and stockholders’ equity	$2,845,753	$3,701,881	$1,175,760	$(4,019,116)	$3,704,278

Following is the consolidating statement of income (loss) for the three months ended September 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$612,814	$162,680	$(14,827)	$760,667
Product revenues	—	117,653	17,591	(2,545)	132,699
Total revenues	—	730,467	180,271	(17,372)	893,366
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	413,878	124,625	(14,827)	523,676
Product cost of revenues	—	101,778	11,737	(2,545)	110,970
Total cost of revenues	—	515,656	136,362	(17,372)	634,646
Selling, general and administrative expenses	25	72,811	20,277	—	93,113
Accretion of environmental liabilities	—	2,277	300	—	2,577
Depreciation and amortization	—	46,951	22,109	—	69,060
Goodwill impairment charge	—	—	—	—	—
(Loss) income from operations	(25)	92,772	1,223	—	93,970
Other income (expense)	—	204	(343)	—	(139)
Interest (expense) income	(19,671)	613	41	—	(19,017)
Equity in earnings of subsidiaries, net of taxes	52,046	(2,341)	—	(49,705)	—
Intercompany interest income (expense)	—	5,666	(5,666)	—	—
Income (loss) before provision for income taxes	32,350	96,914	(4,745)	(49,705)	74,814
(Benefit) provision for income taxes	(7,878)	44,868	(2,404)	—	34,586
Net income (loss)	40,228	52,046	(2,341)	(49,705)	40,228
Other comprehensive loss	(53,541)	(53,541)	(34,150)	87,691	(53,541)
Comprehensive loss	$(13,313)	$(1,495)	$(36,491)	$37,986	$(13,313)

Following is the consolidating statement of income (loss) for the three months ended September 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$420,906	$235,569	$746	$657,221
Product revenues	—	167,492	26,713	39	194,244
Total revenues	—	588,398	262,282	785	851,465
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	265,940	173,575	746	440,261
Product cost of revenues	—	149,270	8,837	39	158,146
Total cost of revenues	—	415,210	182,412	785	598,407
Selling, general and administrative expenses	25	71,139	28,537	—	99,701
Accretion of environmental liabilities	—	2,295	347	—	2,642
Depreciation and amortization	—	44,305	25,744	—	70,049
Goodwill impairment charge	—	105,466	17,948	—	123,414
(Loss) income from operations	(25)	(50,017)	7,294	—	(42,748)
Other income (expense)	—	2,592	(1,979)	—	613
Interest (expense) income	(19,622)	85	43	—	(19,494)
Equity in earnings of subsidiaries, net of taxes	(81,549)	(7,361)	—	88,910	—
Intercompany interest income (expense)	—	6,148	(6,148)	—	—
Loss before (benefit) provision for income taxes	(101,196)	(48,553)	(790)	88,910	(61,629)
(Benefit) provision for income taxes	(7,859)	32,996	6,571	—	31,708
Net loss	(93,337)	(81,549)	(7,361)	88,910	(93,337)
Other comprehensive (loss) income	(49,092)	(49,092)	32,335	16,757	(49,092)
Comprehensive (loss) income	$(142,429)	$(130,641)	$24,974	$105,667	$(142,429)

Following is the consolidating statement of income (loss) for the nine months ended September 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,659,739	$546,790	$(48,185)	$2,158,344
Product revenues	—	349,524	63,239	(9,014)	403,749
Total revenues	—	2,009,263	610,029	(57,199)	2,562,093
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,106,591	426,530	(48,185)	1,484,936
Product cost of revenues	—	315,322	42,597	(9,014)	348,905
Total cost of revenues	—	1,421,913	469,127	(57,199)	1,833,841
Selling, general and administrative expenses	75	247,472	73,699	—	321,246
Accretion of environmental liabilities	—	6,870	925	—	7,795
Depreciation and amortization	—	137,354	67,835	—	205,189
Goodwill impairment charge	—	4,164	27,828	—	31,992
(Loss) income from operations	(75)	191,490	(29,385)	—	162,030
Other income (expense)	—	483	(873)	—	(390)
Interest (expense) income	(58,962)	1,115	143	—	(57,704)
Equity in earnings of subsidiaries, net of taxes	78,956	(38,920)	—	(40,036)	—
Intercompany interest income (expense)	—	17,679	(17,679)	—	—
Income (loss) before (benefit) provision for income taxes	19,919	171,847	(47,794)	(40,036)	103,936
(Benefit) provision for income taxes	(23,615)	92,891	(8,874)	—	60,402
Net income (loss)	43,534	78,956	(38,920)	(40,036)	43,534
Other comprehensive loss	(118,713)	(118,713)	(76,752)	195,465	(118,713)
Comprehensive loss	$(75,179)	$(39,757)	$(115,672)	$155,429	$(75,179)

Following is the consolidating statement of income (loss) for the nine months ended September 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,325,266	$647,469	$(10,664)	$1,962,071
Product revenues	—	475,429	122,343	(3,231)	594,541
Total revenues	—	1,800,695	769,812	(13,895)	2,556,612
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	872,999	471,108	(10,664)	1,333,443
Product cost of revenues	—	403,007	97,857	(3,231)	497,633
Total cost of revenues	—	1,276,006	568,965	(13,895)	1,831,076
Selling, general and administrative expenses	82	241,317	92,995	—	334,394
Accretion of environmental liabilities	—	6,931	1,044	—	7,975
Depreciation and amortization	—	128,496	76,984	—	205,480
Goodwill impairment charge	—	105,466	17,948	—	123,414
(Loss) income from operations	(82)	42,479	11,876	—	54,273
Other income	—	2,716	1,420	—	4,136
Interest (expense) income	(58,968)	537	1	—	(58,430)
Equity in earnings of subsidiaries, net of taxes	(20,275)	(13,525)	—	33,800	—
Intercompany dividend income	—	—	6,238	(6,238)	—
Intercompany interest income (expense)	—	24,368	(24,368)	—	—
(Loss) income before (benefit) provision for income taxes	(79,325)	56,575	(4,833)	27,562	(21)
(Benefit) provision for income taxes	(23,620)	76,850	2,454	—	55,684
Net loss	(55,705)	(20,275)	(7,287)	27,562	(55,705)
Other comprehensive (loss) income	(54,561)	(54,561)	9,090	45,471	(54,561)
Comprehensive (loss) income	$(110,266)	$(74,836)	$1,803	$73,033	$(110,266)

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$9,503	$240,713	$59,377	$—	$309,593
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(162,329)	(27,670)	—	(189,999)
Proceeds from sales of fixed assets	—	1,177	2,563	—	3,740
Acquisitions, net of cash acquired	—	(79,610)	—	—	(79,610)
Costs to obtain or renew permits	—	(4)	(4,629)	—	(4,633)
Intercompany	—	(71,182)		71,182	—
Net cash used in investing activities	—	(311,948)	(29,736)	71,182	(270,502)

Cash flows used in financing activities:
Change in uncashed checks	—	(16,635)	(5,247)	—	(21,882)
Exercise of stock options	397	—	—	—	397
Issuance of restricted shares, net of shares remitted	(2,027)	—	—	—	(2,027)
Repurchases of common stock	(69,155)	—	—	—	(69,155)
Excess tax benefit of stock-based compensation	102	—	—	—	102
Payments on capital leases	—	(203)	(297)	—	(500)
Intercompany	71,182	—	—	(71,182)	—
Net cash used in financing activities	499	(16,838)	(5,544)	(71,182)	(93,065)
Effect of exchange rate change on cash	—	—	(13,714)	—	(13,714)
Increase (decrease) in cash and cash equivalents	10,002	(88,073)	10,383	—	(67,688)
Cash and cash equivalents, beginning of period	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of period	$11,008	$66,074	$102,109	$—	$179,191

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(5,193)	$139,640	$80,178	$(18,586)	$196,039
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(133,320)	(65,557)	—	(198,877)
Proceeds from sale of fixed assets	—	3,634	2,279	—	5,913
Acquisitions, net of cash acquired	—	(6,150)	—	—	(6,150)
Costs to obtain or renew permits	—	(589)	(4,854)	—	(5,443)
Proceeds from sale of long term investments	—	—	12,947	—	12,947
Intercompany	—	(55,997)	—	55,997	—
Other	—	—	914		914
Net cash used in investing activities	—	(192,422)	(54,271)	55,997	(190,696)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	579	(1,170)	—	(591)
Proceeds from employee stock purchase plan	4,364	—	—	—	4,364
Issuance of restricted shares, net of shares remitted	(2,668)	—	—	—	(2,668)
Repurchases of common stock	(48,329)	—	—	—	(48,329)
Excess tax benefit of stock-based compensation	829	—	—	—	829
Repayment of long-term obligations	(5,000)	—	—	—	(5,000)
Payments of capital leases	—	(129)	(1,553)	—	(1,682)
Dividends paid	—	(18,586)	—	18,586	—
Intercompany	55,997	—	—	(55,997)	—
Net cash from (used in) financing activities	5,193	(18,136)	(2,723)	(37,411)	(53,077)
Effect of exchange rate change on cash	—	—	(4,318)	—	(4,318)
Decrease in cash and cash equivalents	—	(70,918)	18,866	—	(52,052)
Cash and cash equivalents, beginning of period	1,006	235,445	73,622	—	310,073
Cash and cash equivalents, end of period	$1,006	$164,527	$92,488	$—	$258,021

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

As previously announced, our planned carve-out of the Lodging and Oil and Gas Field Services segments continues to progress. The ultimate timing of the carve-out is subject to certain conditions including, but not limited to, market conditions, determination of the most advantageous structure from a financial and tax standpoint, overall costs to our Company, receipt of regulatory approvals, compliance with our debt covenants, the effectiveness of securities laws filings and final approval by our board of directors. There can be no assurance regarding the ultimate structure and timing of the proposed transaction or whether the transaction will be completed.

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

•
Kleen Performance Products (formerly Oil Re-refining and Recycling) - Kleen Performance Products results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and more specifically the published prices of Group II base oils, which historically have seen correlation with overall crude oil prices which experienced significant declines in the second half 2014. Costs associated with used oils, which are raw materials associated with the segment’s products, can also be volatile as was the case for much of 2014 and into the first quarter of 2015 when such costs were disconnected from market pricing of the based and blended oil products sold by the segment.

•
SK Environmental Services - SK Environmental Services segment results are significantly impacted by the number of parts washers serviced by the business and the ability to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Performance is also predicated upon the segment management’s ability to manage related costs associated with transportation and the servicing of customers and successfully managing costs associated with the collection of used oils which are then transferred to the Kleen Performance Products segment.

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

•
Oil and Gas Field Services - Oil and Gas Field Services segment results are significantly impacted by overall levels of oil and gas related exploration, drilling activity and production in North America. The levels of such exploration, drilling activity and production are largely dependent upon the number of oil rigs in operation as well as global and North American oil prices on which such activity levels are strongly predicated. Crude oil prices saw declines of approximately 50% in the second half of 2014 and remain at these lower levels thus far in 2015. This recent oil price volatility and future price uncertainty has resulted in lower activity levels which are negatively impacting the business’ results. The majority of the segments operations are in Canada and therefore the impacts of US to Canadian dollar foreign currency translation also significantly impacts the segment’s results.

Highlights

Total revenues in the three and nine months ended September 30, 2015 were $893.4 million and $2,562.1 million, respectively, compared with $851.5 million and $2,556.6 million in the three and nine months ended September 30, 2014, respectively. The increase in revenues for the three and nine month period ended September 30, 2015 was attributable to significant revenues earned by the Industrial and Field Services segment from emergency response projects and increased U.S. industrial turnaround activity which occurred during those periods and offset by lower revenues in our Kleen Performance Products, Oil and Gas Field Services and Lodging Services segments which have been negatively impacted by lower oil prices in 2015. The weakening Canadian dollar and related effects of foreign currency translation on our Canadian business operations also negatively impacted direct revenues by approximately $32.4 million and $81.7 million, respectively, in the three and nine months ended September 30, 2015 as compared to the comparable periods in 2014. Changes in segment revenues are more fully described in our segment performance section below.
We reported income from operations for the three and nine months ended September 30, 2015 of $94.0 million and $162.0 million, respectively, compared with a loss from operations of $42.7 million in the three months ended September 30, 2014 and income from operations of $54.3 million in the nine months ended September 30, 2014. The nine month period ended September 30, 2015 included a $32.0 million goodwill impairment charge. The three and nine month periods ended September 30, 2014 included a $123.4 million goodwill impairment charge. Adjusted EBITDA for the three months ended September 30, 2015 increased 8.0% to $165.6 million from $153.4 million in the three months ended September 30, 2014 and increased 4.1% to $407.0 million in the nine months ended September 30, 2015 from $391.1 million in the nine months ended September 30, 2014. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."

Segment performance

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following tables set forth certain operating data associated with our results of operations and summarize Adjusted EBITDA contribution by reportable segment for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2015	September 30, 2014	$ Change	% Change	September 30, 2015	September 30, 2014	$ Change	% Change
Third Party Revenues:
Technical Services	$253,069	$272,478	$(19,409)	(7.1)%	$741,419	$766,057	$(24,638)	(3.2)%
Industrial and Field Services	307,226	163,582	143,644	87.8	807,423	510,696	296,727	58.1
Kleen Performance Products	100,827	140,345	(39,518)	(28.2)	296,738	413,282	(116,544)	(28.2)
SK Environmental Services	171,832	170,980	852	0.5	508,392	503,692	4,700	0.9
Lodging Services	13,507	36,582	(23,075)	(63.1)	68,782	136,148	(67,366)	(49.5)
Oil and Gas Field Services	46,788	67,370	(20,582)	(30.6)	138,992	226,319	(87,327)	(38.6)
Corporate Items	117	128	(11)	(8.6)	347	418	(71)	(17.0)
Total	$893,366	$851,465	$41,901	4.9%	$2,562,093	$2,556,612	$5,481	0.2%
Direct Revenues:
Technical Services	$288,394	$313,402	$(25,008)	(8.0)%	$852,342	$885,674	$(33,332)	(3.8)%
Industrial and Field Services	299,940	154,377	145,563	94.3	782,023	478,877	303,146	63.3
Kleen Performance Products	77,077	87,739	(10,662)	(12.2)	233,301	257,694	(24,393)	(9.5)
SK Environmental Services	165,887	192,192	(26,305)	(13.7)	482,066	568,110	(86,044)	(15.1)
Lodging Services	14,280	37,305	(23,025)	(61.7)	70,808	138,191	(67,383)	(48.8)
Oil and Gas Field Services	47,982	68,009	(20,027)	(29.4)	143,721	230,656	(86,935)	(37.7)
Corporate Items	(194)	(1,559)	1,365	87.6	(2,168)	(2,590)	422	16.3
Total	893,366	851,465	41,901	4.9	2,562,093	2,556,612	5,481	0.2
Cost of Revenues(1):
Technical Services	194,105	205,287	(11,182)	(5.4)	573,149	586,937	(13,788)	(2.3)
Industrial and Field Services	223,602	121,705	101,897	83.7	588,864	370,872	217,992	58.8
Kleen Performance Products	61,451	62,497	(1,046)	(1.7)	196,984	196,324	660	0.3
SK Environmental Services	99,583	134,407	(34,824)	(25.9)	293,639	401,879	(108,240)	(26.9)
Lodging Services	11,644	20,244	(8,600)	(42.5)	54,328	84,807	(30,479)	(35.9)
Oil and Gas Field Services	41,508	53,383	(11,875)	(22.2)	126,231	183,818	(57,587)	(31.3)
Corporate Items	2,753	884	1,869	211.4	646	6,439	(5,793)	(90.0)
Total	634,646	598,407	36,239	6.1	1,833,841	1,831,076	2,765	0.2
Selling, General & Administrative Expenses:
Technical Services	15,241	21,187	(5,946)	(28.1)	59,936	65,335	(5,399)	(8.3)
Industrial and Field Services	13,878	12,369	1,509	12.2	47,309	40,614	6,695	16.5
Kleen Performance Products	3,503	3,769	(266)	(7.1)	12,846	12,118	728	6.0
SK Environmental Services	26,208	26,932	(724)	(2.7)	79,887	81,246	(1,359)	(1.7)
Lodging Services	809	1,089	(280)	(25.7)	3,891	4,188	(297)	(7.1)
Oil and Gas Field Services	4,895	5,081	(186)	(3.7)	16,690	19,150	(2,460)	(12.8)
Corporate Items	28,579	29,274	(695)	(2.4)	100,687	111,743	(11,056)	(9.9)
Total	93,113	99,701	(6,588)	(6.6)	321,246	334,394	(13,148)	(3.9)
Adjusted EBITDA:
Technical Services	79,048	86,928	(7,880)	(9.1)	219,257	233,402	(14,145)	(6.1)
Industrial and Field Services	62,460	20,303	42,157	207.6	145,850	67,391	78,459	116.4
Kleen Performance Products	12,123	21,473	(9,350)	(43.5)	23,471	49,252	(25,781)	(52.3)
SK Environmental Services	40,096	30,853	9,243	30.0	108,540	84,985	23,555	27.7
Lodging Services	1,827	15,972	(14,145)	(88.6)	12,589	49,196	(36,607)	(74.4)
Oil and Gas Field Services	1,579	9,545	(7,966)	(83.5)	800	27,688	(26,888)	(97.1)
Corporate Items	(31,526)	(31,717)	191	0.6	(103,501)	(120,772)	17,271	14.3
Total	$165,607	$153,357	$12,250	8.0%	$407,006	$391,142	$15,864	4.1%
______________________

1.	Cost of revenue is shown exclusive of items shown separately on the statements of income which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$288,394	$313,402	$(25,008)	(8.0)%	$852,342	$885,674	$(33,332)	(3.8)%
Direct revenues decreased $25.0 million and $33.3 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to decreased revenues associated with our waste disposal services whereby waste is disposed of through our incinerator and landfill facilities network. These direct revenue decreases were primarily impacted by lower waste volumes disposed of in our landfills which decreased 28.0% and 17.0%, respectively, primarily due to lower oil and gas production waste streams and project delays. Pricing attributable to our recycled products and fuel recovery revenues were also negatively impacted from overall lower market rates. The utilization rates at our incinerators were 92.0% and 91.4% for the three and nine months ended September 30, 2015, respectively, compared with 89.5% and 91.8% in the comparable period of 2014. The increase in utilization rate in the three months ended September 30, 2015 from the comparable periods in 2014 was a result of a planned turnaround at one of our incinerators that did not reoccur in three months ended September 30, 2015.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$299,940	$154,377	$145,563	94.3%	$782,023	$478,877	$303,146	63.3%
Direct revenues increased $145.6 million and $303.1 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014. The increases were primarily due to revenues associated with our Field Services business, which includes emergency response service projects that took place during the first nine months of 2015 and accounted for approximately $143.7 million and $307.1 million of incremental revenues in the three and nine month ended September 30, 2015 from the comparable periods in 2014. The significant level of emergency response projects responded to during the first nine months of 2015 included services primarily in response to outbreaks of the avian flu and oil spill related incidents. In addition, for the three and nine month ended September 30, 2015, U.S. industrial turnaround activity primarily at refineries increased $8.3 million and $10.2 million, respectively, from the comparable periods in 2014. These increases were offset primarily due to lower revenue amounts generated from industrial services work performed in the Oil Sands region of Canada. Lower activity levels in this region have reduced customer maintenance and turnaround projects and negatively impacted our revenues by $8.1 million and $27.6 million, respectively, in the three and nine months ended September 30, 2015, from the comparable periods in 2014. Canadian operations within this segment were also negatively impacted as a result of the weakening Canadian dollar in the three and nine months ended

September 30, 2015 with the effects of foreign currency translation accounting for a negative impact on direct revenues of approximately $10.2 million and $25.0 million, respectively, from the comparable periods in 2014.
Kleen Performance Products

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$77,077	$87,739	$(10,662)	(12.2)%	$233,301	$257,694	$(24,393)	(9.5)%
Direct revenues recorded within the Kleen Performance Products segment represent third party revenues, which are earned on sales to external customers, reduced by intersegment revenues consisting of amounts paid to the SK Environmental Services segment for used oil collections which are then further processed in manufacturing base and blended oil products sold by this segment. Direct revenues attributable to the Kleen Performance Products segment decreased $10.7 million and $24.4 million in the three and nine months ended September 30, 2015 from the comparable period in 2014. Decreases in base and blended oil volumes and decreases in pricing of oil products both had negative impacts on direct revenues in the three and nine months ended September 30, 2015. Lower volumes accounted for $7.6 million and $28.8 million, respectively, from the comparable periods in 2014 with lower pricing accounting for $39.3 million and $98.1 million from the comparable periods of 2014. These negative impacts to revenues were partially offset by the lower levels of intersegment revenue primarily related to lower reimbursement to the SK Environmental segment for used oil. As compared to comparable periods in 2014, intersegment revenues were reduced by $28.8 million and $92.1 million during the three and nine months ended September 30, 2015. Canadian operations were negatively impacted as a result of the weakening Canadian dollar in the three and nine months ended September 30, 2015, with the effects of foreign currency translation accounting for a decrease in direct revenues of approximately $4.4 million and $10.3 million, respectively, from the comparable periods in 2014.
SK Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$165,887	$192,192	$(26,305)	(13.7)%	$482,066	$568,110	$(86,044)	(15.1)%
Direct revenues attributable to the SK Environmental Services segment include intersegment revenues earned from the sale of used oil collections to the Kleen Performance Products segment. Direct revenues attributable to the SK Environmental Services segment decreased $26.3 million and $86.0 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014. These decreases were primarily the result of expected reductions in intersegment revenues related to the sale of used oil to the Kleen Performance Products segment in the amounts of approximately $39.2 million and $121.6 million, respectively, due to changes in our pay-for-oil program. In addition, refined oil sales decreased $11.6 million and $28.8 million in the three and nine months ended September 30, 2015 from the comparable period in 2014. These decreases in intersegment amounts and refined oil sales impacting direct revenues were offset in the three and nine month periods ended September 30, 2015 by additional revenues from the TFI acquisition of $13.1 million and $25.0 million, respectively, and increases of other services primarily related to containerized waste, Allied products and parts washers for the three and nine months ended September 30, 2015 from the comparable periods in 2014.
Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$14,280	$37,305	$(23,025)	(61.7)%	$70,808	$138,191	$(67,383)	(48.8)%
Direct revenues decreased $23.0 million and $67.4 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to decreases in the occupancy rates at our lodges resulting from overall lower activity in oil related industries in Western Canada. Occupancy rates at our primary fixed lodges for the three and nine months ended September 30, 2015 were 19% and 33%, respectively, as compared to 67% and 61%, respectively, in the comparable periods in 2014. The decrease in demand has also negatively impacted pricing consistent with overall market conditions which combined resulted in decreases in direct revenue of $18.6 million and $41.9 million, respectively, for the three and nine months ended September 30, 2015 from the comparable periods in 2014. Direct revenues derived from our camps and catering services also decreased $3.8 million and $13.1 million, respectively, in the three and nine months ended September 30, 2015 from the comparable periods in 2014. Manufacturing revenues also decreased during the three and nine months ended September 30, 2015 by $0.5 million and $11.8 million, respectively, from the comparable periods in 2014 due to a large project which occurred in 2014. These Canadian operations were negatively impacted as a result of the weakening Canadian dollar in the three and nine months ended September 30, 2015, with the effects of foreign currency translation accounting for decreases in direct revenues of approximately $2.9 million and $10.5 million, respectively, from the comparable periods in 2014.
Oil and Gas Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Direct revenues	$47,982	$68,009	$(20,027)	(29.4)%	$143,721	$230,656	$(86,935)	(37.7)%
Direct revenues decreased $20.0 million and $86.9 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to lower levels of activity and rig counts serviced by the businesses which negatively impacted the utilization and overall pricing of our rental equipment and productions services assets. Rig count serviced by the Oil and Gas Field Services segment decreased approximately 27% and 29% in the three and nine months ended September 30, 2015 from the comparable period in 2014. Project cancellations and lower exploration budgets of our customers have decreased overall activity levels in the marketplace which also negatively impacted results in 2015. These lower revenue amounts were also impacted by foreign currency translation as Canadian operations were negatively impacted by the weakening Canadian dollar in the three and nine months ended September 30, 2015, with the effects of foreign currency translation accounting for decreases in direct revenues of approximately $5.7 million and $14.4 million, respectively, from the comparable periods in 2014.
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
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	194,105	205,287	(11,182)	(5.4)	573,149	586,937	(13,788)	(2.3)
As a % of Direct Revenue	67.3%	65.5%		1.8%	67.2%	66.3%		0.9%
Cost of revenues decreased $11.2 million and $13.8 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to decreases in fuel expense of $3.6 million and $10.8 million, respectively, and transportation of $4.8 million and $4.9 million, respectively. As a percentage of revenues, our costs increased 1.8% and 0.9% in the three and nine months ended September 30, 2015 from the comparable periods in 2014, primarily due to lower revenue levels realized in 2015.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$223,602	$121,705	$101,897	83.7%	$588,864	$370,872	$217,992	58.8%
As a % of Direct Revenue	74.5%	78.8%		(4.3)%	75.3%	77.4%		(2.1)%
Cost of revenues increased $101.9 million and $218.0 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014, primarily due to increased labor costs of $98.7 million and $203.8 million, respectively, and material costs of $0.6 million and $13.1 million, respectively. Increases in labor and materials in the three and nine months ended

September 30, 2015 from the comparable periods in 2014 were primarily due to the incremental revenue generated during that period from emergency response service projects. Costs of revenues as a percentage of direct revenue decreased 4.3% and 2.1% for the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to the increased overall revenue levels experienced during those periods which outpaced increases in cost structure as well as improved product mix of our Industrial services business in the third quarter of 2015.
Kleen Performance Products

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$61,451	$62,497	$(1,046)	(1.7)%	$196,984	$196,324	$660	0.3%
As a % of Direct Revenue	79.7%	71.2%		8.5%	84.4%	76.2%		8.2%
Cost of revenues decreased $1.0 million in the three months ended September 30, 2015 from the comparable period in 2014, primarily due to decreases in the costs of oil additives and other raw materials of $6.5 million, utility costs of $0.5 million and transportation of $2.2 million. Decreases in costs were primarily due to lower negotiated pricing for our raw materials in 2015 and the result of lower overall oil volumes sold. These decreases were partially offset by impacts of higher value inventory sold which resulted in incremental costs of $9.2 million. Cost of revenues increased $0.7 million in the nine months ended September 30, 2015 from the comparable period in 2014 primarily due to the impacts of higher valued inventory sold which resulted in incremental costs of $31.6 million and was offset by the reduced costs of oil additives and other raw materials of $23.7 million, utility costs of $3.0 million and transportation of $5.2 million. As a percentage of revenues these costs increased 8.5% and 8.2% in the three and nine months ended September 30, 2015 from the comparable period in 2014 primarily as a result of the lower pricing realized in the first nine months of 2015 on base and blended oil products combined with the higher inventory costs that was realized during the periods shown.
SK Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$99,583	$134,407	$(34,824)	(25.9)%	$293,639	$401,879	$(108,240)	(26.9)%
As a % of Direct Revenue	60.0%	69.9%		(9.9)%	60.9%	70.7%		(9.8)%
Cost of revenues decreased $34.8 million and $108.2 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to decreases in costs attributable to used oil collections in the amounts of $41.5 million and $119.0 million, respectively, partially offset by increases across various expense categories commensurate with the increases in services provided. As a percentage of revenue these costs decreased 9.9% and 9.8% in the three and nine months ended September 30, 2015 from the comparable period in 2014. The improved margins were most significantly impacted by the lower used oil collection costs implemented in 2015.
Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$11,644	$20,244	$(8,600)	(42.5)%	$54,328	$84,807	$(30,479)	(35.9)%
As a % of Direct Revenue	81.5%	54.3%		27.2%	76.7%	61.4%		15.3%
Cost of revenues decreased $8.6 million and $30.5 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014. These changes were primarily due to decreases in material costs associated with manufacturing of $0.8 million and $8.5 million, catering costs of $4.2 million and $9.9 million and labor costs of $3.3 million and $8.8 million, respectively, during the three and nine months ended September 30, 2015 from the comparable periods in 2014. These decreases were the result of overall lower demand for lodging segment services as overall activity in the regions in which our camps and lodges operate has declined. As a percentage of direct revenues these costs increased 27.2% and 15.3% in the three and nine months ended September 30, 2015 from the comparable periods in 2014 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing and activity declines seen in the business.

Oil and Gas Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$41,508	$53,383	$(11,875)	(22.2)%	$126,231	$183,818	$(57,587)	(31.3)%
As a % of Direct Revenue	86.5%	78.5%		8.0%	87.8%	79.7%		8.1%
Cost of revenues decreased $11.9 million and $57.6 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to decreases in labor related costs of $5.6 million and $23.1 million, costs associated with rental equipment of $3.1 million and $16.2 million and repairs and maintenance costs of $0.5 million and $4.1 million, respectively. Further decreases were realized across several other expense categories as a result of the overall lower business activity. As a percentage of direct revenues these costs increased 8.0% and 8.1% in the three and nine months ended September 30, 2015 from the comparable periods in 2014. These increases result from certain fixed costs incurred which could not be reduced proportionate to the overall lower revenue generated.
Corporate

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues	$2,753	$884	$1,869	211.4%	$646	$6,439	$(5,793)	(90.0)%
Cost of revenues decreased $5.8 million in the nine months ended September 30, 2015 from the comparable period in 2014 primarily due to decreases in insurance related costs recorded within the corporate segment of $4.8 million.
Selling, General and Administrative Expenses (SG&A)
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$15,241	$21,187	$(5,946)	(28.1)%	$59,936	$65,335	$(5,399)	(8.3)%
As a % of Direct Revenue	5.3%	6.8%		(1.5)%	7.0%	7.4%		(0.4)%
Selling, general and administrative expenses decreased $5.9 million and $5.4 million in the three and nine months ended September 30, 2015 from the comparable period in 2014 primarily due to decreases in variable compensation of $2.9 million and $2.8 million, respectively, and changes in environmental liability estimates of $2.1 million and $1.3 million, respectively.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$13,878	$12,369	$1,509	12.2%	$47,309	$40,614	$6,695	16.5%
As a % of Direct Revenue	4.6%	8.0%		(3.4)%	6.0%	8.5%		(2.5)%
Selling, general and administrative expenses increased $1.5 million and $6.7 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014. Increases were primarily due to greater levels of variable compensation in 2015. As a percentage of direct revenues selling, general and administrative expense decreased 3.4% and 2.5% in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to the increased revenues attributable to this segment which were achieved without significant and incremental SG&A related costs.

Kleen Performance Products

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$3,503	$3,769	$(266)	(7.1)%	$12,846	$12,118	$728	6.0%
As a % of Direct Revenue	4.5%	4.3%		0.2%	5.5%	4.7%		0.8%
Selling, general and administrative expenses remained consistent over the three and nine months ended September 30, 2015 from the comparable periods in 2014.
SK Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$26,208	$26,932	$(724)	(2.7)%	$79,887	$81,246	$(1,359)	(1.7)%
As a % of Direct Revenue	15.8%	14.0%		1.8%	16.6%	14.3%		2.3%
Selling, general and administrative expenses remained consistent over the three and nine months ended September 30, 2015 from the comparable periods in 2014. As a percentage of direct revenues, costs increased primarily due to the fact that the segments direct revenues decreased as intersegment revenues from used oil sales were significantly reduced.
Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$809	$1,089	$(280)	(25.7)%	$3,891	$4,188	$(297)	(7.1)%
As a % of Direct Revenue	5.7%	2.9%		2.8%	5.5%	3.0%		2.5%
Selling, general and administrative expenses remained consistent over the three and nine months ended September 30, 2015 from the comparable period in 2014. As a percentage of direct revenues selling, general and administrative expense increased 2.8% and 2.5% in the three and nine months ended September 30, 2015 from the comparable periods in 2014 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing declines seen in the business.
Oil and Gas Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$4,895	$5,081	$(186)	(3.7)%	$16,690	$19,150	$(2,460)	(12.8)%
As a % of Direct Revenue	10.2%	7.5%		2.7%	11.6%	8.3%		3.3%
Selling, general and administrative expenses decreased $0.2 million and $2.5 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014, primarily due to decreases in salaries and benefits costs of $0.7 million and $2.4 million, respectively, and travel of $0.1 million and $0.5 million, respectively. As a percentage of direct revenues selling, general and administrative expense increased 2.7% and 3.3% in the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily as certain fixed costs incurred could not be reduced proportionate to the overall lower business activity.

Corporate

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
SG&A	$28,579	$29,274	$(695)	(2.4)%	$100,687	$111,743	$(11,056)	(9.9)%
Selling, general and administrative expenses decreased $0.7 million in the three months ended September 30, 2015 from the comparable period in 2014 primarily due to decreases in variable compensation of $1.7 million partially offset by an increase in employee benefits of $1.1 million. Selling, general and administrative expenses decreased $11.1 million in the nine months ended September 30, 2015 from the comparable period in 2014 primarily due to decreases in professional fees of $5.0 million and variable compensation of $3.8 million.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The below table illustrates the adjusted EBITDA applicable to each of our reportable segments for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended				For the Nine Months Ended
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Adjusted EBITDA:
Technical Services	$79,048	$86,928	$(7,880)	(9.1)%	$219,257	$233,402	$(14,145)	(6.1)%
Industrial and Field Services	62,460	20,303	42,157	207.6	145,850	67,391	78,459	116.4
Kleen Performance Products	12,123	21,473	(9,350)	(43.5)	23,471	49,252	(25,781)	(52.3)
SK Environmental Services	40,096	30,853	9,243	30.0	108,540	84,985	23,555	27.7
Lodging Services	1,827	15,972	(14,145)	(88.6)	12,589	49,196	(36,607)	(74.4)
Oil and Gas Field Services	1,579	9,545	(7,966)	(83.5)	800	27,688	(26,888)	(97.1)
Corporate Items	(31,526)	(31,717)	191	0.6	(103,501)	(120,772)	17,271	14.3
Total	$165,607	$153,357	$12,250	8.0%	$407,006	$391,142	$15,864	4.1%
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

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$40,228	$(93,337)	$43,534	$(55,705)
Accretion of environmental liabilities	2,577	2,642	7,795	7,975
Depreciation and amortization	69,060	70,049	205,189	205,480
Goodwill impairment charge	—	123,414	31,992	123,414
Other expense (income)	139	(613)	390	(4,136)
Interest expense, net	19,017	19,494	57,704	58,430
Provision for income taxes	34,586	31,708	60,402	55,684
Adjusted EBITDA	$165,607	$153,357	$407,006	$391,142

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$59,150	$60,967	$(1,817)	(3.0)%	$175,482	$178,030	$(2,548)	(1.4)%
Permits and other intangibles amortization	9,910	9,082	828	9.1	29,707	27,450	2,257	8.2
Total depreciation and amortization	$69,060	$70,049	$(989)	(1.4)%	$205,189	$205,480	$(291)	(0.1)%

Depreciation of fixed assets and landfill amortization decreased $1.8 million and $2.5 million in the three and nine months ended September 30, 2015 from the comparable period in 2014 primarily due to lower landfill volumes generated in the three and nine months ended September 30, 2015 which resulted in lower amortization in those periods. Permits and other intangibles amortization increased $0.8 million and $2.3 million in the three and nine months ended September 30, 2015 from the comparable periods in 2014 due to an increased intangible base in first nine months of 2015. The increased intangible base was primarily attributable to intangible assets recognized in the acquisition of TFI which occurred in April of 2015.
Goodwill impairment charge

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Goodwill impairment charge	$—	$123,414	$(123,414)	(100.0)%	$31,992	$123,414	$(91,422)	(74.1)%
During the nine months ended September 30, 2015, we recorded a $32.0 million goodwill impairment charge in our Oil and Gas Field Services reporting unit. During the three and nine months ended September 30, 2014, we recorded a $123.4 million goodwill impairment charge on our Kleen Performance Products reporting unit. For additional information regarding these goodwill impairment charges see the discussion under the goodwill heading within our "Critical Accounting Policies and Estimates" below.
Other Income

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other (expense) income	$(139)	$613	$(752)	122.7%	$(390)	$4,136	$(4,526)	(109.4)%
Other income remained flat and decreased $4.5 million in the three and nine months ended September 30, 2015 from the comparable period in 2014 primarily due to gains on the sale of our available-for-sale securities that did not reoccur in the nine months ended September 30, 2015.

Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2015 over 2014		September 30,		2015 over 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$34,586	$31,708	$2,878	9.1%	$60,402	$55,684	$4,718	8.5%
Income tax expense increased $2.9 million and $4.7 million for the three and nine months ended September 30, 2015 from the comparable periods in 2014. The increase was a result of the increased earnings in the United States and the continued losses in Canada.
Liquidity and Capital Resources

	For the Nine Months Ended
(in thousands)	2015	2014
Net cash from operating activities	$309,593	$196,039
Net cash used in investing activities	(270,502)	(190,696)
Net cash from financing activities	(93,065)	(53,077)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2015 was $309.6 million, an increase of $113.6 million compared to net cash from operating activities for the comparable period in 2014. The change was primarily the result of improved management of working capital in 2015, more specifically from decreased levels of inventory and supplies in the first nine months of 2015 combined with lower payments associated with accounts payable at the beginning of 2015 as compared to 2014. Our levels of accounts receivable and accounts payable increased in the first nine months of 2015 primarily as a result of our emergency response project work performed in the nine months ended September 30, 2015.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $270.5 million, an increase of 41.8% compared to $190.7 million of cash used in investing activities for the comparable period in 2014. The change was primarily the result of $79.6 million cash paid for the acquisition of TFI offset by decreases in capital expenditures and proceeds received in 2014 from the sale of marketable securities that did not reoccur in 2015.
Net cash from financing activities
Net cash from financing activities for the nine months ended September 30, 2015 was an outflow of $93.1 million, compared to $53.1 million for the comparable period in 2014. The change in net cash from financing activities during the nine months ended September 30, 2015 was primarily due to a decrease in uncashed checks which resulted from the timing of payments made by our Company and $20.8 million increase in repurchases of common stock made in the first nine months of 2015 as compared to 2014.
Working Capital
We intend to use our existing cash and cash equivalents and cash flows from operations primarily to provide for our working capital needs and to fund capital expenditures and potential future acquisitions. We anticipate that our operating cash flow will provide the necessary funds on both a short- and long-term basis to meet operating cash requirements.
At September 30, 2015, cash and cash equivalents totaled $179.2 million, compared to $246.9 million at December 31, 2014. At September 30, 2015, cash and cash equivalents held by foreign subsidiaries totaled $102.1 million and were readily convertible into other foreign currencies including U.S. dollars. At September 30, 2015, the cash and cash equivalent balances for our U.S. operations were $77.1 million. Our U.S. operations had net operating cash from operations of $250.2 million for the nine months ended September 30, 2015. Additionally, we have a $400.0 million revolving credit facility of which $232.0 million was available to borrow at September 30, 2015. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.

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
Common Stock Repurchase Program
On March 13, 2015, our Board of Directors increased the size of our current share repurchase program from $150 million to $300 million. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of September 30, 2015, we had repurchased and retired a total of approximately 3.3 million shares of our common stock for approximately $174.2 million under this program. As of September 30, 2015, an additional $125.8 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change
Closure and post-closure liabilities	$53,264	$50,701	$2,563	5.1%
Remedial liabilities	143,315	155,121	(11,806)	(7.6)
Total environmental liabilities	$196,579	$205,822	$(9,243)	(4.5)%
Total environmental liabilities as of September 30, 2015 were $196.6 million, a decrease of 4.5%, or $9.2 million, compared to December 31, 2014 primarily due to expenditures of $16.8 million, decrease from changes in estimates recorded to the income statement of $2.2 million and foreign currency of $3.4 million partially offset by interest accretion of $7.8 million, new asset retirement obligations of $2.3 million and $1.7 million of liabilities assumed from our 2015 acquisition.
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
During the nine months ended September 30, 2015, we reduced our remedial liabilities for landfill sites by $2.5 million due to a change in estimate of the related liability. This change in estimate was triggered primarily as a result of receiving Provincial approval for a planned expansion of one of our landfills in Canada. The planned expansion project will remediate our previously recognized obligations.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $595.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at September 30, 2015, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Capital Expenditures
For 2015, we are continuing to target capital expenditures of $200 million, which excludes the construction of the El Dorado incinerator, which we still believe will likely add approximately $55 million in 2015. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates

Other than described below, there were no material changes in the first nine months of 2015 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that we have seven reporting units. Our Technical Services, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services segments each constitute a reporting unit. Our Industrial and Field Services segment includes two separate reporting units: Industrial Services and Field Services.

We conducted our annual impairment test of goodwill for all of our reporting units as of December 31, 2014 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases except for our Kleen Performance Products reporting unit and the Oil and Gas Field Services segment the estimated fair values of each reporting unit significantly exceeded their carrying values. The annual impairment test fair value for all of our reporting units is determined using an income approach (a discounted cash flow analysis) which incorporates several underlying estimates and assumptions with varying degrees of uncertainty. In all instances, we corroborate our estimated fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units. As part of the annual test we also perform a reconciliation of the total estimated fair values of all reporting units to our market capitalization.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, goodwill attributable to the Oil and Gas Field Services reporting unit was at risk of impairment because of lower operating results caused by the depressed economic conditions and lower levels of activity in the oil and gas industry primarily in Western Canada. In consideration of the increased risk of impairment associated with this segment, management regularly evaluated whether any changes in events or circumstances arose which would indicate that the fair value of this reporting unit was less than its carrying value.

During the second quarter of 2015, certain events and changes in circumstances arose which led management of our Company to conclude that the fair values of the Oil and Gas Field Services reporting unit might be less than its carrying value and therefore an interim impairment test was conducted relative to goodwill recorded by the Oil and Gas Field Services reporting unit. The primary events and changes in circumstances which led to this conclusion were:

•
The second quarter is the period of time where greater levels of communication with customers and the receipt of bids and proposals for project work take place and provide management with more clarity into levels of activity and other economic and business indicators for the latter half of the fiscal year and on into the first quarter of the following year. During the quarter ended June 30, 2015 it became apparent that oil and gas exploration and production activity would continue to be lower than historical periods and lower than previously anticipated by our Company. This was evidenced by reduced volume in bid and proposal requests from customers and communications indicating the reduction in customer budgets in these areas as well as lower than anticipated pricing for our services.

•
Market and industry reports which management looks to in projecting business conditions and establishing forecast information evidenced more pessimistic views in the near term. The continued depressed price of oil without any upward momentum since December 2014, as well as declining and expected continued decline in rig count for the remainder of 2015, have resulted in lower estimates of industry activity in the second half of 2015 and early 2016.

•
In recognition of lower than anticipated business results and less optimistic market indicators, management significantly lowered its 2015 forecasts relative to the Oil and Gas Field Services reporting unit.

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, profit margins and the determination of appropriate discount rates. In performing the Step I test as of June 30, 2015 certain of these significant assumptions changed from those utilized in performing our annual goodwill impairment test as of December 31, 2014. Based upon information known as of June 30, 2015, we reduced the estimates and assumptions around FY2015 annual revenue growth from 1% of growth to a contraction in 2015 revenues of 24%. This decrease resulted largely from projects which were expected to occur in the second half of 2015 but are now known to be cancelled or reduced as well as updated outlooks on pricing of our services. EBITDA margins relative to 2015 were also reduced from estimates of 13% utilized in the most recent annual test to 6% currently. We had assumed greater EBITDA margin expansion driven by more positive revenue growth which increased estimated future cash flows. The reduction in margin assumptions utilized in the current Step I test were based upon the lower levels of revenue currently forecasted for 2015, lower pricing of our services and less than anticipated cost savings from cost cutting measures which has previously been planned and have not fully materialized thus far in 2015. These lower revenue and margin estimates associated with 2015 have resulted in lower current expectations of 2015 cash flows and have also led to decreases in expected revenues and cash flows in future periods thus lengthening our assumptions around the recovery from the current business downturn as compared to assumptions utilized in our annual test. The changes in these estimates and business assumptions have significant negative impact on our estimates of future anticipated cash flows used in our impairment test and therefore on our estimates of the fair value of the Oil and Gas Field Services reporting unit. Discount rate assumptions utilized in the June 30, 2015 test were consistent with those used in the most recent annual test. The results of the Step I test indicated that the current estimated fair value of the reporting unit was less than its carrying value and therefore a Step II test was performed to determine if and in what amount goodwill recorded by the Oil and Gas Field Services segment was impaired. The results of the Step II test indicated that as of June 30, 2015, the total amount of goodwill recorded by the reporting unit was impaired and as such a $32.0 million impairment charge was recorded and is reflected in our results for the nine months ended September 30, 2015.

We also performs analyses to consider whether the reporting unit's carrying values of other long lived assets may not be entirely recoverable. As of September 30, 2015, the Oil and Gas Field Services reporting unit had other long lived assets consisting of: property, plant and equipment, net of $168.6 million and intangible assets of $17.7 million. As a result of these analyses, we concluded that no impairment of intangible or other long lived assets exist as estimated cash flows generated from associated asset groups exceed their carrying values.

During the period ended September 30, 2014, we recorded a $123.4 million impairment charge related to goodwill recorded by the Kleen Performance Products reporting unit. Decreasing market prices associated with the reporting unit’s oil products which began to occur in the third quarter of 2014 was the predominant factor which led to the charge being recognized in the third quarter of 2014. The charge was recognized after developing an estimate of the reporting unit’s fair value as of September 30, 2014 and conducting Step I and Step II goodwill impairment tests. Significant judgments and estimates were utilized in estimating the fair value of the Kleen Performance Products reporting unit as of September 30, 2014 including the timing of expected future cash flows, pricing assumptions and related revenue growth rates, product mix, overall profit margins and the determination of appropriate discount rates. In performing the Step I test as of September 30, 2014 certain of these significant assumptions changed from those utilized in performing our annual goodwill impairment test as of December 31, 2013. Based upon information known as of September 30, 2014, assumptions surrounding the pricing of our products were significantly decreased resulting in FY2014 and 2015 growth rates being reduced from 13% and 4% respectively to -5% and 2%. These changes in revenue assumptions significantly impacted the estimated fair value of the reporting unit.

As disclosed in our annual report for the year ended December 31, 2014 in connection with the annual goodwill impairment test conducted, the fair value of the Kleen Performance Products exceeded its carrying amount by 13% as of December 31, 2014. During the quarter ended September 30, 2015, we evaluated the reporting unit’s performance noting that current Adjusted EBITDA results are consistent with estimates utilized in the annual impairment test and no other business specific, macroeconomic or industry factors exist which would indicate that as of June 30, 2015 events or changes in circumstances have arisen which would indicate that the fair value of this reporting unit has more likely than not been reduced below its carrying amount.

We will continue to evaluate all of our goodwill and other long lived assets impacted by economic downturns in oil and energy related markets in which they operate. If further economic difficulties resulting from depressed oil and gas related pricing and lower overall activity levels continue for a significant forseeable period of time, impairments may result and be recorded relative to our long-term assets held by our Oil and Gas Field Services and/or Lodging Services segments.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 14, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the nine months ended September 30, 2015, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2015 through July 31, 2015	71,260	$48.59	70,600	$160,026,960
August 1, 2015 through August 31, 2015	373,706	$49.82	373,322	$141,428,580
September 1, 2015 through September 30, 2015	330,796	$47.52	328,000	$125,845,703
Total	775,762	$48.73	771,922	$125,845,703
______________________

(1)	Includes 3,840 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income (Loss), (iii) Unaudited Consolidated Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	November 4, 2015

		By:	/s/ JAMES M. RUTLEDGE
James M. Rutledge
Vice Chairman, President and Chief Financial Officer

Date:	November 4, 2015