Form 10-K
period 2015-12-31
CLEAN HARBORS INC
filed 2016-02-25
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
On June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $2.9 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 19, 2016, there were outstanding 57,604,283 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2016) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis on Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2016.
PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc. and its subsidiaries (collectively, "we," "Clean Harbors" or the "Company") is a leading provider of environmental, energy and industrial services throughout North America.
Our operations are managed in six reportable segments: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services.

•
Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at our incineration, landfill, wastewater and other treatment facilities.

•
Industrial and Field Services — provides industrial and specialty services such as high-pressure and chemical cleaning, catalyst handling, decoking and material processing to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. Also provides a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup.

•
Kleen Performance Products (formerly Oil Re-refining and Recycling) — processes used oil into high quality base and blended lubricating oils which are then sold to third party customers, and provides recycling of oil in excess of our current re-refining capacity into recycled fuel oil which is then sold to third parties. Processing into base and blended lubricating oils takes place in our three owned and operated re-refineries and recycling of oil into recycled fuel oil takes place in one of our used oil terminals.

•
SK Environmental Services — consists of Safety-Kleen's branches and provides a broad range of environmental services such as parts cleaning, containerized waste services, used oil collection, and other complementary products and services, including vacuum services, allied products and other environmental services.

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
Health and Safety
Health and Safety is our #1 priority—companywide. Employees at all levels of our Company share this philosophy and are committed to ensuring our safety goals are met. Our commitment to health and safety benefits everyone—our employees, our customers, the community, and the environment. In 2015 we continued with our very successful Safety Starts With Me: Live It 3-6-5 program which is a key component in our overall safety program and along with our many other programs has continued to lower our Total Recordable Incident Rate, or "TRIR;" Days Away, Restricted Activity and Transfer Rate, or "DART;" and Experience Modification Rate, or "EMR." For the year ended December 31, 2015, our Company wide TRIR, DART and EMR were 1.33, 0.83 and 0.54, respectively. For the year ended December 31, 2014, our Company wide TRIR, DART and EMR were 1.57, 1.01 and 0.54, respectively.
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
The principal elements of our business strategy are to:

•
Expand Service Offerings and Geographic Coverage—We believe our Technical, Industrial and Field Services, and SK Environmental segments have a competitive advantage, particularly in areas where we maintain service locations at or near a treatment, storage and disposal facility, or "TSDF." By opening additional service locations in close proximity to our TSDFs, we believe that we can, with minimal capital expenditures, increase our market share within the Industrial and Field Services segment. We believe this will drive additional waste to our existing facilities, thereby increasing utilization and enhancing overall profitability.

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

•
Pursue Selective Acquisitions—We actively pursue accretive acquisitions in certain services or market sectors where we believe the acquisitions can enhance and expand our business, such as the oil collection and refinery markets. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share.

•
Execute Strategic Mergers and Divestitures—To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the merger or divestiture of certain businesses. Accordingly, from time to time, we may merge or divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.

•
Focus on Cost, Pricing and Productivity Initiatives—We continually seek to increase efficiency and to reduce costs in our business through enhanced technology, process efficiencies and stringent expense management. For instance, in 2014, we successfully executed a significant cost reduction program that included headcount reductions, branch consolidations, reduction in third-party rentals, greater internalization of maintenance costs, procurement and supply chain improvements and lowering reliance on outside transportation.

Acquisitions and Other Business Transactions
Acquisitions are an element of our business strategy that involves expansion through the acquisition of businesses that complement our existing company and create multiple opportunities for profitable growth.

On February 3, 2016, we purchased a re-refinery facility located in Nevada from Vertex Energy, Inc. for a purchase price of $35.0 million in cash, subject to customary post-closing adjustments. The acquired re-refinery facility further expands our re-refinery network within our Kleen Performance Products segment.
On April 11, 2015, we acquired Thermo Fluids Inc. (“TFI”) for approximately $78.6 million inclusive of current estimates of and subject to certain closing and post-closing adjustments relating to working capital and other assumed liabilities. TFI provides environmental services, including used oil recycling, used oil filter recycling, antifreeze products, parts washers and solvent recycling, and industrial waste management services, including vacuum services, remediation, lab pack and hazardous waste management. The acquisition expands our environmental services customer base while also complimenting the SK Environmental Services network and presence in the western United States.
In December 2015, we acquired certain assets and assumed certain defined liabilities of a privately owned company for approximately $14.7 million in cash. That Company specialized in the collection and recycling of used oil filters and was a service provider to the SK Environmental Services segment prior to the acquisition. The acquired company has been integrated into the SK Environmental Services segment.
In 2014, we acquired the assets of two privately owned companies for approximately $16.1 million in cash, net of cash acquired. The purchase price is subject to customary post-closing adjustments based upon finalized working capital amounts. The acquired companies have been integrated into the Technical Services and Lodging Services segments.
On September 13, 2013, we acquired all of the outstanding shares of Evergreen Oil, Inc. (“Evergreen”) for approximately $56.3 million in cash, net of cash acquired. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil. Evergreen owns and operates an oil re-refining operation in the western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables us to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in our consolidated financial statements since acquisition and are primarily included in the Kleen Performance Products segment.
For additional information relating to our acquisition activities during fiscal years 2015, 2014 and 2013, see Note 3, "Business Combinations," to our consolidated financial statements included in Item 8 of this report.
Other business transactions may consist of mergers or divestitures and is another element of our business strategy that involves review of our portfolio of assets to determine the extent to which they are contributing to our objectives and growth strategy.
We have announced a planned carve-out of our Oil and Gas Field Services and Lodging Services segments into a standalone public company. Ultimate completion of the planned transaction is subject to certain conditions including, but not limited to, market conditions, determination of the most advantageous structure from a financial and tax standpoint, overall costs to our Company, receipt of regulatory approvals, compliance with our debt covenants, the effectiveness of securities laws filings and final approval by our board of directors. There can be no assurance regarding the ultimate structure and timing of the proposed transaction or whether the transaction will be completed.
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
We have become the leading North American provider of services to protect the ozone layer from the destructive effects of chlorofluorocarbons, or "CFCs," which are ozone layer depleting substances and global warming compounds that have global warming potentials up to 10,000 times more powerful than carbon dioxide. Global-warming potential is a relative measure of how much heat a green house gas traps in the atmosphere.
Since 2013, California Air Resources Board has issued over 7,000,000 emission reduction credits that were generated by destroying CFC’s at Clean Harbors’ El Dorado Arkansas incinerator. Over 7,000,000 metric tons of carbon dioxide emissions were avoided by destroying these greenhouse gases.  That is equivalent to removing over 1,473,684 passenger vehicles from the road for one year .
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

•
Largest collector and recycler of used motor oil— As the largest re-refiner and recycler of used oil in the world, we returned approximately 160 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace. In 2015, our re-refining process eliminated over one million metric tons of greenhouse gas ("GHG"), which is the equivalent of growing more than 32 million trees for 10 years in an urban environment, or taking over 200,000 passenger cars off the road for one year.

•
Large and Diversified Customer Base—Our customers range from Fortune 500 companies to midsize and small public and private entities that span multiple industries and business types, including governmental entities. This diversification limits our credit exposure to any one customer and potential cyclicality to any one industry. As a percentage of our 2015 revenues, the top ten industries we serviced totaled approximately 71% and included government (13%), chemical (12%), refineries and oil sands (11%), general manufacturing (9%), automotive (6%), base oil, blenders and packagers (6%), utilities (4%), oil gas production (4%), oil gas exploration (3%) and energy and consulting (3%).

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

•
Integrated Network of Assets—We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from origin through disposal and to efficiently direct and internalize our waste streams to reduce costs. As our processing of wastes increases, our size allows us to increase our profit margins as we can internalize a greater volume of waste in our incinerators, landfills and other disposal facilities.

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

•
Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 13 executive officers collectively have approximately 252 years of experience in the environmental, energy and industrial services industries. Our chief executive officer founded our Company in 1980, and the average experience of the 12 other members of the executive management team is approximately 18 years.

Operations
General
Seasonality and Cyclical Nature of Business.    Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities. Typically during the first quarter of each year there is less demand for environmental services due to the cold weather, particularly in the Northern and Midwestern United States and Canada. Accordingly, reduced volumes of waste are received at our facilities and higher operating costs are associated with operating in sub-freezing weather and high levels of snowfall. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year. In addition, our oil collection and recycling business may be affected by seasonal fluctuations due to weather cycles influencing the timing of customers' need for products and services. Typically during the first quarter of each year there is less demand for our products and services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United States and in Canada. This lower level of activity also results in lower volumes of used oil generated for collection by us in the first quarter.
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
Geographical Information.    For the year ended December 31, 2015, we generated $2,576.2 million or 78.7% of our revenues in the United States and Puerto Rico, $695.0 million or 21.2% of revenues in Canada, and less than 1% of revenues in other international locations. For the year ended December 31, 2014, we generated $2,414.6 million or 71.0% of our revenues in the United States and Puerto Rico, $982.1 million or 28.9% of revenues in Canada, and less than 1% of revenues in other international locations. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 17, "Segment Reporting," to our consolidated financial statements included in Item 8 of this report.
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
As of December 31, 2015, we had eight active incinerators operating in five incineration facilities that offer a wide range of technological capabilities to customers through this network. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual capacity of 58,808 tons and three solids and liquids capable incineration facilities with a combined estimated annual capacity of 327,387 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual capacity of 105,526 tons. Construction remains on schedule at our state-of-the-art hazardous waste incinerator at our El Dorado, Arkansas site. We expect this facility, the largest internal investment in Clean Harbors’ history, to become commercially operational by year’s end and to add approximately 70,000 tons of additional capacity.
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
Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2015, the useful economic lives of these landfills include approximately 24.9 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 31.9 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this unpermitted additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 4.4 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.
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

Kleen Performance Products
The used oil collected by the SK Environmental Services branch network is processed or re-refined to convert into a variety of products, mostly base lubricating oils, and much smaller quantities of asphalt-like material, glycols and fuels. As the largest re-refiner of used oil in the world, we process the used oil collected through our four re-refineries located in East Chicago, Indiana, Newark, California and Breslau, Ontario. Our recent acquisition on February 3, 2016 further expands our re-refinery network, with an additional facility located in Nevada. Our primary goal is to produce and sell high-quality blended oils, which are created by combining our re-refined base and other base oils with performance additives in accordance with our proprietary formulations and American Petroleum Institute licenses. Our Performance Plus brand, and our “green” proprietary brand, EcoPower, are sold to on and off-road corporate fleets, government entities, automotive service shops and industrial plants, which are serviced through our internal distribution network, as well as an extensive U.S. and Canada-wide independent distributor network. We also sell unbranded blended oils to distributors that resell them under their private label brands. The base oil we do not blend and sell ourselves is sold to independent blenders/packagers that use it to blend their own branded or private label oils. With more than 200 million gallons of used oil processed annually, we were able to return in 2015 approximately 160 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace.
SK Environmental Services
Our Safety-Kleen service brand offers an array of environmental services and complementary products to a diverse range of customers including automobile repair shops, car and truck dealers, metal fabricators, machine manufacturers, fleet maintenance shops and other automotive, industrial and retail customers.
As the largest provider of parts cleaning services in North America, our Safety-Kleen operation offers a complete line of specially designed parts washers to customer locations and then delivers recurring service that includes machine cleaning and maintenance and the disposal and replacement of clean solvent or aqueous fluids. We performed more than 950,000 parts washer services in 2015. We also sell allied products including degreasers, glass and floor cleaners, hand cleaners, absorbents, antifreeze, windshield washer fluid, mats and spill kits.
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
Lodge Operations operates fixed lodges, ranging in size from 300 to 600 beds throughout Western Canada, primarily the Fort McMurray area. These include both client and open lodges, with amenities that include superior catering and housekeeping services, fully equipped common areas, fitness rooms and computer rooms, wireless internet and public phones, powered parking stalls, laundry facilities, and daily towel service.
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

For our Kleen Performance Products and SK Environmental Services segments, competitors vary by locality and by type of service rendered, with competition coming from Heritage Crystal Clean, and Veolia, along with several regional and local firms.
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
Employees
As of December 31, 2015, we employed approximately 12,900 active full-time employees, of which 600 in the United States and 600 in Canada were represented by labor unions. We believe that our relationship with our employees is satisfactory. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and a trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.
Intellectual Property
We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. As of December 31, 2015, we held a total of 52 U.S. and 22 foreign issued or granted patents (which will expire between 2016 and 2031), 4 U.S. and 11 foreign pending patent applications, 70 U.S. and 52 foreign trademark registrations, and 13 U.S. and 11 foreign trademark applications. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
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
Insurance and Financial Assurance
Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $105.0 million, $102.0 million and $104.0 million, respectively, per year, subject to retentions of $2.0 million per occurrence for auto and commercial general liability and $1.0 million for employers' liability in the United States and $2.0 million in Canada. We also have workers' compensation insurance whose limits are established by state statutes.
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

For sudden and accidental in-transit pollution liability, our auto liability policy provides the primary $5.0 million per occurrence of transportation pollution insurance. Our pollution liability policies provide an additional $60.0 million per occurrence and $85.0 million in the aggregate for a total of $65.0 million per occurrence and $90.0 million, respectively. A $2.0 million deductible per occurrence applies to this coverage in the United States and Canada.
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
Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2015, our total estimated closure and post-closure costs requiring financial assurance by regulators were $429.5 million for our U.S. facilities and $38.9 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The financial assurance related to closure and post-closure obligations of our U.S. facilities will renew in 2016. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2016, as well as letters of credit. In connection with obtaining such insurance and surety bonds, we have provided our insurance companies $81.8 million of letters of credit which we obtained from our lenders under our revolving credit agreement.
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
As further discussed in Note 8, "Closure and Post-Closure Liabilities," and Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report, we have accrued environmental liabilities as of December 31, 2015, of $188.2 million. For the years ended December 31, 2015 and 2014, we spent $20.1 million and $20.2 million, respectively, to address environmental liabilities.
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
Certain adverse conditions have required, and future conditions might require, us to make substantial write-downs in our assets, which have adversely affected or would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. Based on the results of those tests, we determined during the second quarter of 2015 that the then carrying amount of our Oil and Gas Field Services reporting unit exceeded the estimated fair value of that unit and we therefore then recognized a goodwill impairment charge of $32.0 million with respect to that unit. During the third quarter of 2014, we determined that the then carrying amount of our Kleen Performance Products reporting unit exceeded the estimated fair value of that unit and we therefore then recognized a goodwill impairment charge of $123.4 million with respect to that unit. During and as of the end of each of 2015 and 2014, we determined that no other asset write-downs were required. However, if conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2015, we recorded 21% of our revenues outside of the United States, primarily in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. These risks are non-cash exposures, and we manage these risks through normal operating and financing activities. However, we may not be successful in reducing the risks inherent in exposures to foreign currency fluctuations.

Failure to effectively manage acquisitions and divestitures could adversely impact our future results.

We continuously evaluate potential acquisition candidates and from time to time acquire companies that we believe will strategically fit into our business and growth objectives. In particular, we acquired on December 28, 2012, all of the outstanding shares of Safety-Kleen for approximately $1.26 billion in cash, on September 13, 2013, all of the outstanding shares of Evergreen Oil, Inc. for approximately $56.3 million in cash, and on April 11, 2015, all of the outstanding shares of Thermo Fluids Inc. for approximately $78.6 million in cash, subject to customary closing conditions. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results. We also continually review our portfolio of assets to determine the extent to which they are contributing to our objectives and growth strategy. In particular, on January 20, 2015, we announced a planned carve-out to include our Oil and Gas Field Service segment and the drilling-related mobile assets of our Lodging Services segment, subject to certain conditions, and on May 6, 2015, we announced the expansion of the planned carve-out to include our entire Lodging Services segment, subject to certain conditions. However, we may not be successful in separating underperforming or non-strategic assets, and gains or losses on the divestiture of, or lost operating income from, such assets may adversely affect our earnings. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce our earnings.

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

We use computers in substantially all aspects of our business operations and also mobile devices and other online activities to connect with our employees and customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property including, but not limited to, private information about employees, and financial and strategic information about our Company and our business partners. Furthermore, as we pursue our strategy to grow through acquisitions and new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Additional Risks of Our Technical Services Business
The hazardous waste management business conducted by our Technical Services segment is subject to significant environmental liabilities.
We have accrued environmental liabilities valued as of December 31, 2015, at $188.2 million, substantially all of which we assumed in connection with certain acquisitions. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when it is projected that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than now estimated, which could adversely affect our financial condition and results of operations.
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

We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2015, our total estimated closure and post-closure costs requiring financial assurance by regulators were $429.5 million for our U.S. facilities and $38.9 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The financial assurance related to closure and post-closure obligations of our U.S. facilities will renew in 2016. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2016, as well as letters of credit. In connection with obtaining such insurance and surety bonds, we have provided our insurance companies $81.8 million of letters of credit which we obtained under our revolving credit agreement.
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
The future operating results of our Technical Services segment may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, invest in new technologies for treatment of hazardous waste, generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of our facilities, minimize downtime and disruptions of operations, and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our Technical Services segment is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as chemical and petrochemical, primary metals, paper, furniture and aerospace. If those cyclical industries slow significantly, the business that we receive from them would likely decrease.
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
Additional Risks of Our Kleen Performance Products Business
Fluctuations in oil prices may have a negative effect on our Kleen Performance Products business.
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

Safety-Kleen has been named from time to time as a defendant in various product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2015, Safety-Kleen was involved in approximately 58 proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Although Safety-Kleen maintains insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), this insurance may not provide coverage for potential awards of punitive damages against Safety-Kleen. Although Safety-Kleen has vigorously defended and will continue to vigorously defend itself and the safety of its products against all of these claims, these matters are subject to many uncertainties and outcomes are not predictable with assurance. Safety-Kleen may also be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available. If one or more of these claims were decided unfavorably against Safety-Kleen and the plaintiffs were awarded punitive damages, or if insurance coverage were not available for any such claim, our financial condition and results of operations could be materially and adversely affected. Additionally, if one or more of these claims were decided unfavorably against Safety-Kleen, such outcome may encourage more lawsuits against us.

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

All of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets and can move them to other locations, if necessary, we only own a leasehold in those properties. If we were found to be in breach of a lease, we could lose the right to use the property. In addition, unless we could extend the terms of these leases before their expiration, we would lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the sites. We may not be able to renew our leases upon expiration on similar terms, or at all, and if we were unable to renew leases on similar terms, it may have an adverse effect on our business. In addition, if we were to lose the right to use a lodge due to non-renewal of a lease, we would be unable to derive income from such lodge, which could materially and adversely affect us.

Due to the significant concentration of our Lodging Services business in the oil sands region of Alberta, Canada, adverse events in that region could negatively impact our business.

Because of the concentration of our accommodations business in the oil sands region of Alberta, Canada, we have increased exposure to political, economic, regulatory, environmental, labor, climate or natural disaster events or developments that could disproportionately impact our operations and financial results.

Our Lodging Services business depends significantly on several major customers, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us could adversely affect our results of operations.

Our Lodging Services business depends significantly on several major customers engaged primarily in oil and gas exploration and production. Declines in the general level of oil and gas exploration and production in the oil sands region resulting in decreased demand in our lodging services have occured in recent periods and could occur in the future, and have had and could have in the future adverse effects on the revenues and profitability of our Lodging Services business. The loss of any one or more of such large customers or a sustained decrease in demand by any of them have resulted and could result in a substantial loss of revenues and have had and could have a material adverse effect on our results of operations.  In addition, the concentration of our customers in oil and gas exploration and production may impact our overall exposure to credit risk, either positively or negatively, because our customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our trade receivables. As a result, we are subject to risks of loss resulting from nonpayment or nonperformance by our customers.

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
Additional Risks of Our Oil and Gas Field Services Business
A large portion of our Oil and Gas Field Services business is dependent on the oil and gas industry in Western Canada, and declines in oil and gas exploration and production in that region have adversely affected and could in the future adversely affect our business.
Our Oil and Gas Field Services business generates a significant portion of its total revenues from customers in the oil and gas industry operating in Western Canada, although a majority of the services we provide to such customers relate to oil and gas production and refining which is less volatile than oil and gas exploration. Accordingly, declines in the general level of oil and gas exploration and production in Western Canada have had and could potentially have significant adverse effects on the revenues and profitability of our Oil and Gas Field Services business and have resulted and could also potentially result in asset impairment charges being recognized, including the goodwill impairment charge of $32.0 million we recognized with respect to our Oil and Gas Field Services reporting unit during the third quarter of 2015. Such declines have occurred and could potentially occur in the future if reductions in the commodity prices of oil and gas result in reduced oil and gas exploration, production and refining. Such declines could also be triggered by technological and regulatory changes, such as those affecting the availability and cost of alternative energy sources and other changes in industry and worldwide economic and political conditions.
Many of our major customers in the oil and gas industry conduct a significant portion of their operations in the Alberta oil sands. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional drilling. While we believe our major involvement in the oil sands region will provide significant future growth opportunities, such involvement also increases the risk that our business will be adversely affected if future economic activity in the Alberta oil sands were to further decline. Major factors that could cause such a decline might include a prolonged reduction in the commodity price of oil, future changes in environmental restrictions and regulations, and technological and regulatory changes relating to production of oil from the oil sands. The downturn in worldwide economic conditions and in the commodity price of oil and gas which has recently occurred and continues to occur has caused certain of our customers to delay a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.
Although we plan to carve-out our Oil and Gas Field Services and Lodging Services segments into a stand-alone new public company, there is no assurance if and when such carve-out will occur. Furthermore, even if and when such carve-out does occur, we will remain subject to the risks now associated with our Oil and Gas Field Services and Lodging Services segments as long as we retain a significant ownership interest in such new public company.

On January 20, 2015, we announced that we plan to carve out primarily our Oil and Gas Field Services segment and our lodging drill camps business from our Lodging Services segment into a new standalone public company. On May 6, 2015, we expanded the planned carve-out to include our entire Lodging Services segment as part of that new company. Timing could take more than 12 months and completion of the carve-out is subject to certain conditions including, but not limited to, market conditions, determination of the most advantageous structure from a financial and tax standpoint, overall costs to our Company, receipt of regulatory approvals, compliance with our debt covenants, the effectiveness of securities laws filings and final approval by our board of directors. There can be no assurance regarding the ultimate structure and timing of the proposed transaction or whether the transaction will be completed. Furthermore, even if and when such carve-out does occur, we will remain subject to the risks now associated with our Oil and Gas Field Services and Lodging Services segments as long as we retain a significant ownership interest in the new public company.
Risks Relating to Our Level of Debt, Letters of Credit and Senior Unsecured Notes
Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2015, we had outstanding $1.4 billion of senior unsecured notes and $144.6 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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
Although our revolving credit agreement and the indentures governing our outstanding notes contain restrictions on the incurrence of additional indebtedness (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional indebtedness which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2015, up to an additional approximately $178.5 million for purposes of additional borrowings and letters of credit. The revolving credit agreement and the indentures governing our outstanding notes also allow us to borrow significant amounts of money from other sources. These restrictions would also not prevent us from incurring obligations (such as operating leases) that do not constitute “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit obligations, the related risks would increase.
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
We have a network of more than 450 service locations across 47 states, eight Canadian provinces, Puerto Rico, Mexico, and Trinidad. Those service locations include service centers, satellite locations, branches, active hazardous waste management properties, lodging facilities and oil processing facilities. The service centers and branches are the principal sales and service centers from which we provide our environmental, energy and industrial services. The active hazardous waste management properties include incineration facilities, commercial and non-commercial landfills, wastewater treatment facilities, treatment, storage and disposal facilities ("TSDFs"), solvent recovery management and recycling facilities, locations specializing in polychlorinated biphenyls ("PCBs") management, oil accumulation centers, oil terminals and oil re-refineries. Some of our properties offer multiple capabilities. The following sets forth certain information as of December 31, 2015 regarding our properties. Our principal owned operating properties located in the United States are mortgaged as collateral under our revolving credit facility.
Service Centers, Satellite Locations and Branches
We have approximately 330 service centers, satellite locations and branches throughout the United States and Canada which serve as principal sales and service centers from which we provide parts cleaning services, containerized waste services, oil collection services and other environmental services.

Active Hazardous Waste Management Properties
Incineration Facilities.   We own five operating incineration facilities that have a total of eight incinerators with 491,721 tons of total practical capacity and an average utilization rate for 2015 of 90.9%. The Company’s practical capacity is not based on a theoretical 24-hour, seven-day operation, but rather is determined as the production level at which the incinerator can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each incinerator.

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2015
Arkansas	2	95,072	80.5%
Nebraska	1	58,808	79.2%
Utah	1	66,815	83.0%
Texas	3	165,500	94.6%
Ontario, Canada	1	105,526	105.9%
	8	491,721	90.9%
Our incinerators offer a wide range of technological capabilities to customers through this network. Incineration in the United States is provided by one fluidized bed thermal oxidation unit and three solids and liquids-capable incineration facilities and in Canada, we operate one active hazardous waste liquid injection incinerator. In addition, construction remains on schedule at our state-of-the-art hazardous waste incinerator at our El Dorado, Arkansas site. We expect this facility, the largest internal investment in Clean Harbors’ history, to become commercially operational by year’s end and to add approximately 70,000 tons of additional capacity.
Commercial and Non-Commercial Landfills.  In the United States and Canada, we operate nine commercial landfills with approximately 29.3 million cubic yards of remaining highly probable airspace. Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators. See "Landfill Accounting" within Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
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
Lodging Facilities
Lodge Operations. We operate seven fixed lodges, all of which are owned and located on sites in Alberta, Canada that are leased under long term operating agreements.

Camps. We operate various camp facilities that can grow and shrink in size and location. Generally, we have ongoing operations at 2-4 larger facilities that we expect to operate on a multi-year basis. Additionally, in our fleet we can operate five office complexes, six mini-camps, and approximately 50 single and double occupancy drill camps. All of our camp facilities are owned and located on various sites throughout Western Canada. Sites for the larger facilities are generally leased, whereas sites for the smaller facilities are generally provided by our customers.
Oil Processing Facilities
Oil Accumulation Centers. We operate a total of nine accumulation centers, of which eight are owned and one is leased, used for accumulating waste oil from our branches.
Oil Terminals. We operate a total of 56 oil terminals, of which 25 are owned and 31 are leased, which collect or process used oil prior to delivery to re-refineries or distribution as RFO.
Oil Recycling and Re-refining Facilities. With our recent acquisition we now own four oil re-refineries, three in the United States and one in Canada. With more than 200 million gallons of used oil processed annually, we were able to return in 2015 over 160 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace.
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

	2015		2014
	High	Low	High	Low
First Quarter	$58.44	$44.70	$60.47	$44.95
Second Quarter	$59.29	$50.65	$64.30	$52.02
Third Quarter	$54.31	$43.00	$65.53	$53.66
Fourth Quarter	$48.05	$39.89	$53.84	$43.05
On February 19, 2016, the closing price of our common stock on the NYSE was $42.53 and there were 301 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. We estimate that approximately 24,800 additional stockholders beneficially held shares in street name on that date.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2015 through October 31, 2015	78,903	$45.07	78,398	$122,311,562
November 1, 2015 through November 30, 2015	421	$46.49	—	$122,311,562
December 1, 2015 through December 31, 2015	2,161	$41.44	—	$122,311,562
Total	81,485	$44.98	78,398	$122,311,562
______________________

(1)	Includes 3,087 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under our stock repurchase program includes the commissions paid to the brokers.

(3)
On March 13, 2015, our board of directors increased the size of our current share repurchase program from up to $150 million to up to $300 million. We intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market from time to time. The stock repurchases will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, AND CUSTOM PEER GROUP
Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, and an index of environmental services companies (custom peer group) compiled by CoreData. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2010, when our common stock closed at $42.04 per share.
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

	For the Year Ended December 31,
(in thousands except per share amounts)	2015	2014	2013	2012	2011
Income Statement Data:
Total revenues	$3,275,137	$3,401,636	$3,509,656	$2,187,908	$1,984,136
Net income (loss) (1)	$44,102	$(28,328)	$95,566	$129,674	$127,252
Earnings (loss) per share: (1)(2)
Basic	$0.76	$(0.47)	$1.58	$2.41	$2.40
Diluted	$0.76	$(0.47)	$1.57	$2.40	$2.39
Other Financial Data:
Adjusted EBITDA (3)	$504,167	$521,919	$510,105	$373,767	$350,008

	At December 31,
(in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets (4)	$3,431,428	$3,689,423	$3,936,430	$3,819,338	$2,076,089
Long-term obligations (including current portion) (4)	1,382,543	1,380,681	1,385,516	1,389,223	529,174
Stockholders' equity (2)	1,096,282	1,262,871	1,475,639	1,432,072	900,987
___________________________________________

(1)
The 2015 results include a $32.0 million goodwill impairment charge in our Oil and Gas Field Services reporting unit and the 2014 results include a $123.4 million goodwill impairment charge in our Kleen Performance Products reporting unit. In 2015 and 2014, we recorded an income tax benefit of $2.0 million and $2.7 million, respectively, as a result of the goodwill impairment charge. See Note 6, "Goodwill and Other Intangible Assets," to our consolidated financial statements included in Item 8 of this report for additional information regarding those goodwill impairment charges. The 2012 results include a $26.4 million loss on early extinguishment of debt in connection with a redemption and repurchase of our $520.0 million previously outstanding senior secured notes and a benefit for income taxes of $1.9 million primarily due to a decrease in unrecognized tax benefits of $52.4 million (net of interest and penalties of $29.3 million) resulting from expiring statute of limitation periods related to a historical Canadian debt restructuring transaction.

(2)	We issued 6.9 million shares of our common stock in December 2012 upon the closing of a public offering for aggregate net proceeds of $369.3 million.

(3)	See "Adjusted EBITDA" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report for a discussion of Adjusted EBITDA.

(4)
As a result of the adoption of a new accounting pronouncement issued in 2015 and discussed further in Note 2 under item 8, "Financial Statements and Supplementary Data" under the heading Recent Accounting Pronouncements, total assets and long-term obligations previously reported in prior period financial statements have been reclassified in accordance with the adopted pronouncements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

We are North America’s leading provider of environmental, energy and industrial services. We serve a diverse customer base, including a majority of the Fortune 500, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency spill response, industrial cleaning and maintenance, and recycling services. Through our acquisition in December 2012 of Safety-Kleen, Inc. ("Safety-Kleen"), we are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and environmental services to commercial, industrial and automotive customers in North America. On April 11, 2015, we acquired Thermo Fluids Inc. ("TFI") for an estimated preliminary acquisition price of approximately $78.6 million. Results of this business are included in the SK Environmental Services segment.

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

•
Kleen Performance Products - Kleen Performance Products results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and more specifically the published prices of Group II base oils, which historically have seen correlation with overall crude oil prices which experienced significant declines for much of 2014 and into 2015. Costs associated with used oils, which are raw materials associated with the segment’s products, can also be volatile as was the case for much of 2014 and into 2015 when such costs were disconnected from market pricing of the based and blended oil products sold by the segment. Given the impact of these falling prices, we are now charging disposal rates in order to mitigate the market-derived pressure on our margins and avoid further deterioration in the existing spread.

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

•
Lodging Services - Lodging Services segment results are dependent upon levels of construction and maintenance activity associated with the oil and related industries in the Oil Sands and other regions of Western Canada in which our camps and lodges operate and demand for our modular unit production. Levels of overall activity in these regions drive the demand and related pricing for lodging and camp accommodations and related services. To mitigate the decrease in demand experienced in this business we have targeted more non-traditional markets such as schools and hospitals to offer our modular unit accommodations and related services. Given that segment operations are located entirely in Canada the impact of foreign currency translations which result from changes in the exchange rates between the U.S. and Canadian dollar can significantly impact the amounts associated with overall business results.

•
Oil and Gas Field Services - Oil and Gas Field Services segment results are significantly impacted by overall levels of oil and gas related exploration, drilling activity and production in North America. The levels of such exploration, drilling activity and production are largely dependent upon the number of oil rigs in operation as well as global and North American oil prices on which such activity levels are strongly predicated. Since the third quarter of 2014 crude oil prices have declined approximately 62%. This recent oil price volatility and future price uncertainty has resulted in lower activity levels which are negatively impacting the business’ results. The majority of the segment's operations are in Canada, and therefore the impacts of US to Canadian dollar foreign currency translation also significantly impacts the segment’s results.

Highlights

Total revenues for 2015 decreased 3.7% to $3.28 billion from $3.40 billion in 2014. Decreases in total revenue were primarily attributable to lower revenues in those segments most impacted by the low oil price environment which existed in 2015, along with corresponding decreases in base oil prices. Our Kleen Performance Products, Oil and Gas Field Services and Lodging Services segments were significantly and negatively impacted by lower oil prices in 2015. The results in these segments were partially offset by significant revenues earned by the Industrial and Field Services segment from emergency response projects and increased U.S. industrial turnaround activity which occurred in 2015. The weakening Canadian dollar and related effects of foreign currency translation on our Canadian business operations also negatively impacted direct revenues by approximately $108.3 million in 2015 as compared to 2014. Changes in segment revenues are more fully described in our Segment Performance section below.

We reported income from operations in 2015 of $187.6 million compared with $111.8 million in 2014. Income from operations in 2015 included a $32.0 million goodwill impairment charge recorded on our Oil and Gas Field Services reporting unit, while income from operations in 2014 included a $123.4 million goodwill impairment charge recorded on our Kleen Performance Products reporting unit. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, decreased 3.4% to $504.2 million for 2015 from $521.9 million for 2014. Additional information, including a reconciliation of Adjusted EBITDA to net income (loss), appears below under the heading "Adjusted EBITDA."

Segment Performance
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations for the years ended December 31, 2015, 2014 and 2013.

	Summary of Operations (in thousands)
	Year Ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Third Party Revenues(1):
Technical Services	$991,410	$1,043,267	$1,023,926	$(51,857)	(5.0)%	$19,341	1.9%
Industrial and Field Services	957,337	681,779	708,523	275,558	40.4	(26,744)	(3.8)
Kleen Performance Products	386,824	533,587	528,636	(146,763)	(27.5)	4,951	100.0
SK Environmental Services	674,102	667,320	665,008	6,782	1.0	2,312	100.0
Lodging Services	89,060	172,218	208,545	(83,158)	(48.3)	(36,327)	(17.4)
Oil and Gas Field Services	175,946	303,189	383,959	(127,243)	(42.0)	(80,770)	(21.0)
Corporate Items(2)	458	276	(8,941)	182	(65.9)	9,217	(103.1)
Total	$3,275,137	$3,401,636	$3,509,656	$(126,499)	(3.7)%	$(108,020)	(3.1)%
Direct Revenues(1):
Technical Services	$1,139,080	$1,205,383	$1,147,815	$(66,303)	(5.5)%	$57,568	5.0%
Industrial and Field Services	923,599	639,369	663,589	284,230	44.5	(24,220)	(3.6)
Kleen Performance Products	306,825	331,723	335,627	(24,898)	(7.5)	(3,904)	(1.2)
SK Environmental Services	634,864	747,739	772,099	(112,875)	(15.1)	(24,360)	(3.2)
Lodging Services	91,713	174,732	212,385	(83,019)	(47.5)	(37,653)	(17.7)
Oil and Gas Field Services	181,780	308,270	390,505	(126,490)	(41.0)	(82,235)	(21.1)
Corporate Items(2)	(2,724)	(5,580)	(12,364)	2,856	51.2	6,784	54.9
Total	3,275,137	3,401,636	3,509,656	(126,499)	(3.7)	(108,020)	(3.1)
Cost of Revenues(3):
Technical Services	769,625	791,824	779,472	(22,199)	(2.8)	12,352	1.6
Industrial and Field Services	706,093	499,423	513,519	206,670	41.4	(14,096)	(2.7)
Kleen Performance Products	258,653	264,437	259,905	(5,784)	(2.2)	4,532	100.0
SK Environmental Services	390,664	524,280	551,129	(133,616)	(25.5)	(26,849)	100.0
Lodging Services	70,331	108,066	127,259	(37,735)	(34.9)	(19,193)	(15.1)
Oil and Gas Field Services	160,840	244,642	295,659	(83,802)	(34.3)	(51,017)	(17.3)
Corporate Items(2)	600	9,124	15,690	(8,524)	(93.4)	(6,566)	(41.8)
Total	2,356,806	2,441,796	2,542,633	(84,990)	(3.5)	(100,837)	(4.0)
Selling, General and Administrative Expenses:
Technical Services	77,718	85,429	82,823	(7,711)	(9.0)	2,606	3.1
Industrial and Field Services	60,006	52,355	53,266	7,651	14.6	(911)	(1.7)
Kleen Performance Products	15,983	15,725	18,719	258	1.6	(2,994)	100.0
SK Environmental Services	104,127	109,473	108,248	(5,346)	(4.9)	1,225	100.0
Lodging Services	4,904	5,228	4,768	(324)	(6.2)	460	9.6
Oil and Gas Field Services	21,767	23,514	26,991	(1,747)	(7.4)	(3,477)	(12.9)
Corporate Items	129,659	146,197	175,662	(16,538)	(11.3)	(29,465)	(16.8)
Total	414,164	437,921	470,477	(23,757)	(5.4)	(32,556)	(6.9)
Adjusted EBITDA
Technical Services	291,737	328,130	285,520	(36,393)	(11.1)	42,610	14.9
Industrial and Field Services	157,500	87,591	96,804	69,909	79.8	(9,213)	(9.5)
Kleen Performance Products	32,189	51,561	57,003	(19,372)	(37.6)	(5,442)	100.0
SK Environmental Services	140,073	113,986	112,722	26,087	22.9	1,264	100.0
Lodging Services	16,478	61,438	80,358	(44,960)	(73.2)	(18,920)	(23.5)
Oil and Gas Field Services	(827)	40,114	67,855	(40,941)	(102.1)	(27,741)	(40.9)
Corporate Items	(132,983)	(160,901)	(190,157)	27,918	17.4	29,256	15.4
Total	$504,167	$521,919	$510,105	$(17,752)	(3.4)%	$11,814	2.3%
___________________________________

(1)	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Corporate Items revenues and costs of revenues for the year ended December 31, 2013 includes purchase price measurement period adjustments.

(3)	Cost of revenue is shown exclusive of items presented separately on the statements of income, which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: foreign currency translation, acquisitions, general conditions of the oil and gas related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.

Technical Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Direct revenues	$1,139,080	$1,205,383	$1,147,815	$(66,303)	(5.5)%	$57,568	5.0%
Technical Services direct revenues for the year ended December 31, 2015 decreased 5.5%, or $66.3 million, from the comparable period in 2014 primarily due to decreased revenues associated with our waste disposal services whereby waste is disposed of through our incinerator and landfill facilities network. This direct revenue decrease was impacted by lower waste volumes disposed of in our landfills, which decreased 28.6% primarily due to lower oil and gas production waste streams and project delays. Pricing attributable to our recycled products and fuel recovery revenues were also negatively impacted from overall lower market rates. The utilization rate at our incinerators was 90.9% for year ended December 31, 2015, respectively, compared with 91.2% in the comparable period of 2014.
Direct revenues for the year ended December 31, 2014 increased 5.0% or $57.6 million, from the comparable period in 2013 primarily due to increased revenues associated with our waste disposal services whereby waste is disposed of through our incinerator and landfill facilities network. This direct revenue increase was primarily due to higher waste volumes disposed of in our landfills, which increased 10.0%. In 2014, we made several upgrades and enhancements to our Canada incinerator increasing its practical capacity by approximately 12,000 tons. The utilization rate at our incinerators was 91.2% for the year ended December 31, 2014, compared with 89.2% in the comparable period of 2013.
Industrial and Field Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Direct revenues	$923,599	$639,369	$663,589	$284,230	44.5%	$(24,220)	(3.6)%
Industrial and Field Services direct revenues for the year ended December 31, 2015 increased 44.5%, or $284.2 million, from the comparable period in 2014. The increase was primarily due to revenues associated with our Field Services business, which included emergency response service projects that took place during 2015 and accounted for approximately $306.6 million of incremental revenues for the year ended December 31, 2015. The significant level of emergency response projects responded to during 2015 included services primarily in response to outbreaks of the avian flu and oil spill related incidents. In addition, for the year ended December 31, 2015, U.S. industrial turnaround activity primarily at refineries increased $13.4 million from the comparable period in 2014. This increase was offset primarily by lower revenue amounts generated from industrial services work performed in the Oil Sands region of Canada. Lower activity levels in this region reduced customer maintenance and projects, which negatively impacted our revenues by $40.0 million in the year ended December 31, 2015, from the comparable period in 2014. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $31.8 million as a result of the weakening Canadian dollar in the year ended December 31, 2015 from the comparable period in 2014.

Direct revenues for the year ended December 31, 2014 decreased 3.6%, or $24.2 million, from the comparable period in 2013, primarily due to decreasing global oil prices which were a catalyst to lower levels of activity in 2014. These lower activity levels in 2014 accounted for decreases and postponements of plant turnaround services which, combined with the natural cyclicality of such planned turnaround activity, amounted to $20.5 million of decreased revenues as compared to the comparable period of 2013. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $12.9 million as a result of the weakening Canadian dollar in the year ended December 31, 2014 from the comparable period in 2013.

Kleen Performance Products

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Direct revenues	$306,825	$331,723	$335,627	$(24,898)	(7.5)%	$(3,904)	(1.2)%
Kleen Performance Products direct revenues represent third party revenues, which are earned on sales to external customers, reduced by intersegment revenues consisting of amounts paid to the SK Environmental Services segment for used oil collections, which are then further processed in manufacturing base and blended oil products sold by this segment. Direct revenues attributable to the Kleen Performance Products segment decreased 7.5%, or $24.9 million, from the comparable period in 2014. Decreases in base and blended oil volumes and decreases in pricing of oil products both had negative impacts on direct revenues in the year ended December 31, 2015. Lower volumes accounted for $20.4 million from the comparable period in 2014, with lower pricing accounting for $134.1 million from the comparable period of 2014. These negative impacts to revenues were partially offset by the lower levels of intersegment revenue related to lower reimbursement to the SK Environmental segment for used oil. As compared to the comparable period in 2014, intersegment revenues were reduced by $121.9 million during the year ended December 31, 2015. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $13.2 million as a result of the weakening Canadian dollar in the year ended December 31, 2015 from the comparable period in 2014.

Direct revenues for the year ended December 31, 2014 decreased 1.2%, or $3.9 million, from the comparable period in 2013. Decreases in base and blended oil pricing, as well as an increase in intersegment revenue primarily related to higher reimbursement to the SK Environmental segment for used oil, both had negative impacts on direct revenues in the year ended December 31, 2014. As compared to the comparable period in 2013, lower pricing accounted for $18.8 million and intersegment revenue accounted for $8.9 million of the reduced revenue during the year ended December 31, 2014. These negative impacts to revenues were offset by increased overall volumes primarily resulting from a full years operation of the refinery acquired in our acquisition of Evergreen on September 13, 2013. The increased volumes accounted for $27.3 million of additional revenue in 2014. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $4.0 million as a result of the weakening Canadian dollar in the year ended December 31, 2014 from the comparable period in 2013.

SK Environmental Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Direct revenues	$634,864	$747,739	$772,099	$(112,875)	(15.1)%	$(24,360)	(3.2)%

SK Environmental Services direct revenues include intersegment revenues earned from the sale of used oil collections to the Kleen Performance Products segment. SK Environmental Services direct revenues for the year ended December 31, 2015 decreased 15.1%, or $112.9 million, from the comparable period in 2014. This decrease was the result of expected reductions in intersegment revenues related to the sale of used oil to the Kleen Performance Products segment in the amount of approximately $153.1 million due to successful management in our pay-for-oil program. This decrease in intersegment amounts impacting direct revenues were offset in the year ended December 31, 2015 by additional revenues from the TFI acquisition of $34.4 million and increases of other services primarily related to containerized waste, Allied products and parts washers for the year ended December 31, 2015 from the comparable period in 2014.
Direct revenues for the year ended December 31, 2014 decreased 3.2%, or $24.4 million, from the comparable period in 2013. This decrease was primarily due to system integration changes which occurred in May of 2013 and changed the manner by which waste is tracked across our disposal network.

Lodging Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Direct revenues	$91,713	$174,732	$212,385	$(83,019)	(47.5)%	$(37,653)	(17.7)%
Lodging Services direct revenues for the year ended December 31, 2015 decreased 47.5%, or $83.0 million, from the comparable period in 2014 primarily due to decreases in the occupancy rates at our lodges resulting from overall lower activity in oil related industries in Western Canada. Occupancy rates at our primary fixed lodges for the year ended December 31, 2015 were 33%, compared to 61% in the comparable period in 2014. The decrease in demand also negatively impacted pricing consistent with overall market conditions which combined resulted in decreases in direct revenue of $57.8 million for the year ended December 31, 2015 from the comparable period in 2014. Direct revenues derived from our camps and catering services also decreased $15.0 million in the year ended December 31, 2015 from the comparable period in 2014. Manufacturing revenues decreased during the year ended December 31, 2015 by $9.4 million from the comparable period in 2014 due to a large project which occurred in 2014. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $14.2 million as a result of the weakening Canadian dollar in the year ended December 31, 2015 from the comparable period in 2014.
Direct revenues for the year ended December 31, 2014 decreased 17.7%, or $37.7 million, from the comparable period in 2013 primarily due to a slow down in overall market activity in the oil sands region and other areas of Western Canada where the majority of this segment operates and therefore decreased demand for our Lodging Services. The decrease in overall market demand also negatively impacted pricing, which combined with the decrease in demand, resulted in decreases in direct revenue of $16.2 million for the year ended December 31, 2014 from the comparable period in 2013. Direct revenues derived from our camps and catering services also decreased $12.2 million in the year ended December 31, 2014 from the comparable period in 2013. Manufacturing revenues decreased during the year ended December 31, 2014 by $10.0 million from the comparable period in 2013. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $9.1 million as a result of the weakening Canadian dollar in the year ended December 31, 2014 from the comparable period in 2013.
Oil and Gas Field Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Direct revenues	$181,780	$308,270	$390,505	$(126,490)	(41.0)%	$(82,235)	(21.1)%
Oil and Gas Field Services direct revenues for the year ended December 31, 2015 decreased 41.0%, or $126.5 million, from the comparable period in 2014 primarily due to lower levels of activity and rig counts serviced by the businesses which negatively impacted the utilization and overall pricing of our rental equipment and productions services assets. Rig count serviced by the Oil and Gas Field Services segment decreased approximately 32% in the year ended December 31, 2015 from the comparable period in 2014. Project cancellations and lower exploration budgets of our customers decreased overall activity levels in the marketplace, which also negatively impacted results in 2015. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $19.6 million as a result of the weakening Canadian dollar in the year ended December 31, 2015 from the comparable period in 2014.
Direct revenues for the year ended December 31, 2014 decreased 21.1%, or $82.2 million, from the comparable period in 2013 primarily due to lower levels of activity and project delays in our exploration and production services of approximately $80.1 million related to event and project related work which occurred in 2013 and did not reoccur in 2014. The lower levels of overall activity in the Oil and Gas exploration markets which existed during 2014 were attributed to the volatility and resulting uncertainties experienced in oil pricing which, led to reductions in our customers' and the industries' operating budgets. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $11.7 million as a result of the weakening Canadian dollar in the year ended December 31, 2014 from the comparable period in 2013.

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

Technical Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$769,625	$791,824	$779,472	$(22,199)	(2.8)%	$12,352	1.6%
As a % of Direct Revenue	67.6%	65.7%	67.9%		1.9%		(2.2)%
Technical Services cost of revenues for the year ended December 31, 2015 decreased 2.8%, or $22.2 million, from the comparable period in 2014 due to decreases in fuel expense of $13.2 million and transportation of $9.3 million. As a percentage of revenues, our costs increased 1.9% for the year ended December 31, 2015 as compared to 2014, primarily due to lower revenue levels associated with higher margin businesses such as landfills in 2015.
Cost of revenues for the year ended December 31, 2014 increased 1.6%, or $12.4 million, from the comparable period in 2013 due to increased costs of materials and supplies of approximately $5.7 million, outside transportation costs of approximately $4.9 million and utilities costs of approximately $1.8 million. These increases primarily resulted from the incremental revenue generated during the period. As a percentage of revenues, costs decreased 2.2% basis points from operating efficiencies realized at our incinerators and further integration of Safety-Kleen into our waste network.
Industrial and Field Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$706,093	$499,423	$513,519	$206,670	41.4%	$(14,096)	(2.7)%
As a % of Direct Revenue	76.5%	78.1%	77.4%		(1.6)%		0.7%
Industrial and Field Services cost of revenues for the year ended December 31, 2015 increased 41.4%, or $206.7 million, from the comparable period in 2014 primarily due to increased labor costs of $200.0 million and material costs of $13.3 million, partially offset by decreased fuel expense of $9.3 million. Increases in labor and materials in the year ended December 31, 2015 from the comparable period in 2014 were primarily due to the incremental revenue generated during that period from emergency response service projects. Costs of revenues as a percentage of direct revenue decreased 1.6% for the year ended December 31, 2015 from the comparable period in 2014 primarily due to the increased overall revenue levels experienced during 2015, which outpaced increases in cost structure as well as improved margin on emergency response and unplanned turnaround projects in our Industrial and Field Services business.
Cost of revenues for the year ended December 31, 2014 decreased 2.7%, or $14.1 million, from the comparable period in 2013 primarily due to approximately $14.5 million in decreased labor expense as a result of decreased activity in the markets in which the business operates.
Kleen Performance Products

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$258,653	$264,437	$259,905	$(5,784)	(2.2)%	$4,532	1.7%
As a % of Direct Revenue	84.3%	79.7%	77.4%		4.6%		2.3%
Kleen Performance Products cost of revenues for the year ended December 31, 2015 decreased 2.2%, or $5.8 million, from the comparable period in 2014. The decrease in costs was driven by savings associated with oil additives and other raw materials of $25.0 million, utility costs of $3.3 million and transportation costs of $6.2 million. These cost reductions were offset by adjustments to the value of higher priced used oil inventory on hand during the first half of the year of approximately $30.0 million. As a percentage of revenues, these costs increased 4.6% in the year ended December 31, 2015 from the comparable period in 2014 primarily as a result of the lower pricing realized in 2015 on base and blended oil products combined with the higher inventory cost that was realized during the periods shown.

Cost of revenues for the year ended December 31, 2014 increased 1.7%, or $4.5 million, from the comparable period in 2013 primarily due to increases of $9.0 million in rail transportation costs, $4.0 million in utilities cost, $5.2 million in materials and labor which are all associated with the acquisition of Evergreen. These increases were offset by cost savings related to transportation costs of $8.4 million and the reduced costs of oil additives and other raw materials of $8.2 million. As a percentage of revenues, these costs increased 2.3% as a result of the price declines seen in base and blended oil products primarily in the second half of 2014.
SK Environmental Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$390,664	$524,280	$551,129	$(133,616)	(25.5)%	$(26,849)	(4.9)%
As a % of Direct Revenue	61.5%	70.1%	71.4%		(8.6)%		(1.3)%
SK Environmental Services cost of revenues for the year ended December 31, 2015 decreased 25.5%, or $133.6 million, from the comparable period in 2014 primarily due to decreases in costs attributable to used oil collections in the amounts of $151.9 million, partially offset by increases across various expense categories commensurate with the increases in parts washer services and other environmental services provided. As a percentage of revenue these costs decreased 8.6% in the year ended December 31, 2015 from the comparable period in 2014. The improved margins were most significantly impacted by the lower used oil collection costs implemented in 2015.
Cost of revenues for the year ended December 31, 2014 decreased 4.9%, or $26.8 million, from the comparable period in 2013 primarily due to decreases in costs attributable to used oil collections in the amounts of $16.2 million and solvent purchases of $10.2 million. As a percentage of revenue, these costs decreased 1.3% in the year ended December 31, 2014 from the comparable period in 2013. The improved margins were most significantly impacted by the lower used oil collection costs in 2014.
Lodging Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$70,331	$108,066	$127,259	$(37,735)	(34.9)%	$(19,193)	(15.1)%
As a % of Direct Revenue	76.7%	61.8%	59.9%		14.9%		1.9%
Lodging Services cost of revenues for the year ended December 31, 2015 decreased 34.9%, or $37.7 million, from the comparable period in 2014. These changes were primarily due to decreases in production material costs associated with manufacturing of $6.9 million, catering costs of $14.2 million and labor costs of $12.0 million during the year ended December 31, 2015 from the comparable period in 2014. These decreases were the result of overall lower demand for lodging segment services as overall activity in the regions in which the business operates declined. As a percentage of direct revenues, these costs increased 14.9% in the year ended December 31, 2015 from the comparable period in 2014 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing and activity declines seen in the business.
Cost of revenues for the year ended December 31, 2014 decreased 15.1%, or $19.2 million, from the comparable period in 2013. These changes were primarily due to decreases in material costs associated with manufacturing of $9.0 million and catering costs of $9.0 million during the year ended December 31, 2014 from the comparable period in 2013. As a percentage of revenues, these costs increased 1.9% as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing declines seen in the business.
Oil and Gas Field Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$160,840	$244,642	$295,659	$(83,802)	(34.3)%	$(51,017)	(17.3)%
As a % of Direct Revenue	88.5%	79.4%	75.7%		9.1%		3.7%
Oil and Gas Field Services cost of revenues for the year ended December 31, 2015 decreased 34.3%, or $83.8 million, from the comparable period in 2014 primarily due to decreases in labor related costs of $35.5 million, costs associated with rental equipment of $22.6 million, fuel expense costs of $7.7 million, repairs and maintenance costs of $5.9 million and an additional $12.1 million in cost reductions seen across various expense categories. As a percentage of direct revenues, these costs increased 9.1% in the year ended December 31, 2015 from the comparable period in 2014. These increases resulted from certain fixed costs incurred which could not be reduced proportionate to the overall lower revenue generated.
Cost of revenues for the year ended December 31, 2014 decreased 17.3%, or $51.0 million, from the comparable period in 2013 primarily due to decreases in labor related costs of approximately $21.3 million, costs associated with rental equipment of $11.8 million, equipment repair costs of approximately $8.6 million and fuel expense costs of $2.2 million in connection with overall lower business activity and revenues. As a percentage of revenues these costs increased 3.7% as fixed costs incurred by the business remained despite the downturn in demand for the segment’s services.
Corporate Items

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$600	$9,124	$15,690	$(8,524)	(93.4)%	$(6,566)	(41.8)%
Corporate Items cost of revenues decreased $8.5 million for the year ended December 31, 2015 from the comparable period in 2014 primarily due to decreases in insurance related costs recorded within the corporate segment of $6.7 million.

Cost of revenues decreased $6.6 million for the year ended December 31, 2014 from the comparable period in 2013 primarily due to the impact on Safety-Kleen's non-cash acquisition inventory accounting adjustments at December 28, 2012.
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses represent costs incurred in aspects of our business which are not directly attributable to the sale of our services and/or products. We strive to manage such costs commensurate with the overall performance of our segments and corresponding revenue levels. We believe that the ability to properly align these costs with overall business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Technical Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SG&A	$77,718	$85,429	$82,823	$(7,711)	(9.0)%	$2,606	3.1%
As a % of Direct Revenue	6.8%	7.1%	7.2%		(0.3)%		(0.1)%
Technical Services selling, general and administrative expenses for the year ended December 31, 2015 decreased 9.0%, or $7.7 million, from the comparable period in 2014 primarily due to decreases in variable compensation of $2.7 million and changes in estimates for environmental liabilities of $3.6 million.
Selling, general and administrative expenses for the year ended December 31, 2014 increased 3.1%, or $2.6 million, from the comparable period in 2013 primarily due to increases in variable compensation of approximately $5.8 million, partially offset by cost saving initiatives of approximately $2.5 million across various expense categories.
Industrial and Field Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SG&A	$60,006	$52,355	$53,266	$7,651	14.6%	$(911)	(1.7)%
As a % of Direct Revenue	6.5%	8.2%	8.0%		(1.7)%		0.2%
Industrial and Field Services selling, general and administrative expenses for the year ended December 31, 2015 increased 14.6%, or $7.7 million, from the comparable period in 2014 primarily due to increases in marketing costs of $2.5 million and professional fees of $1.4 million. As a percentage of direct revenues selling, general and administrative expense decreased 1.7% in the year ended December 31, 2015 from the comparable period in 2014 primarily due to the increased revenues attributable to this segment which were achieved without significant and incremental SG&A related costs.

Selling, general and administrative expenses for the year ended December 31, 2014 decreased 1.7%, or $0.9 million, from the comparable period in 2013 primarily due to cost saving initiatives across various expense categories of approximately $3.3 million partially offset by increased variable compensation of approximately $1.9 million.
Kleen Performance Products

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SG&A	$15,983	$15,725	$18,719	$258	1.6%	$(2,994)	(16.0)%
As a % of Direct Revenue	5.2%	4.7%	5.6%		0.5%		(0.9)%
Kleen Performance Products selling, general and administrative expenses remained consistent for the year ended December 31, 2015 as compared to 2014.
Selling, general and administrative expenses for the year ended December 31, 2014 decreased 16.0%, or $3.0 million, from the comparable period in 2013 primarily due to cost saving initiatives of approximately $2.7 million across various expense categories and lower integration related professional fees of approximately $0.6 million.
SK Environmental Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SG&A	$104,127	$109,473	$108,248	$(5,346)	(4.9)%	$1,225	1.1%
As a % of Direct Revenue	16.4%	14.6%	14.0%		1.8%		0.6%
SK Environmental selling, general and administrative expenses for the year ended December 31, 2015 decreased 4.9%, or $5.3 million, from the comparable period in 2014 primarily due to decreases in marketing costs of $4.3 million and professional fees of $2.3 million. As a percentage of direct revenues, costs increased primarily due to the fact that the segment's direct revenues decreased as intersegment revenues from used oil sales were significantly reduced.
Selling, general and administrative expenses for the year ended December 31, 2014 increased 1.1%, or $1.2 million, from the comparable period in 2013 primarily due to an increase in variable compensation of approximately $4.7 million and marketing expenses of approximately $2.1 million partially offset by cost saving initiatives of approximately $6.6 million across various expense categories.
Lodging Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SG&A	$4,904	$5,228	$4,768	$(324)	(6.2)%	$460	9.6%
As a % of Direct Revenue	5.3%	3.0%	2.2%		2.3%		0.8%
Lodging Services selling, general and administrative expenses remained consistent over the year ended December 31, 2015 from the comparable period in 2014. As a percentage of direct revenues selling, general and administrative expense increased 2.3% in the year ended December 31, 2015 from the comparable period in 2014 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing declines seen in the business.
Selling, general and administrative expenses remained consistent for the year ended December 31, 2014 from the comparable period in 2013.

Oil and Gas Field Services

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SG&A	$21,767	$23,514	$26,991	$(1,747)	(7.4)%	$(3,477)	(12.9)%
As a % of Direct Revenue	12.0%	7.6%	6.9%		4.4%		0.7%
Oil and Gas Field Services selling, general and administrative expenses for the year ended December 31, 2015 decreased 7.4%, or $1.7 million, from the comparable period in 2014 primarily due to decreases in salaries and benefits costs of $3.1 million partially offset by increased legal costs of $1.4 million. As a percentage of direct revenues selling, general and administrative expense increased 4.4% in the year ended December 31, 2015 from the comparable period in 2014 primarily because certain fixed costs incurred could not be reduced proportionate to the overall lower business activity.
Selling, general and administrative expenses for the year ended December 31, 2014 decreased 12.9%, or $3.5 million, from the comparable period in 2013 primarily due to decreases in labor related costs of $1.2 million and an additional $2.3 million decrease across various expense categories as a result of our cost saving initiatives.
Corporate Items

	For the years ended December 31,			2015 over 2014		2014 over 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
SG&A	$129,659	$146,197	$175,662	$(16,538)	(11.3)%	$(29,465)	(16.8)%
Corporate Items selling, general and administrative expenses for the year ended December 31, 2015 decreased 11.3%, or $16.5 million, from the comparable period in 2014 primarily due to decreases in variable compensation and related payroll taxes of $11.7 million and labor and benefit related costs of $3.0 million.
Selling, general and administrative expenses for the year ended December 31, 2014 decreased 16.8%, or $29.5 million, from the comparable period in 2013 primarily due to cost saving initiatives resulting in lower salaries and benefits expense of approximately $4.0 million, lower professional fees of approximately $14.7 million related primarily to acquisition and system integration related costs that did not reoccur in 2014 and a decrease of approximately $5.4 million of insurance related costs resulting from improved claims experience and integration synergies.
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

The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$44,102	$(28,328)	$95,566
Accretion of environmental liabilities	10,402	10,612	11,541
Depreciation and amortization	274,194	276,083	264,449
Goodwill impairment charge	31,992	123,414	—
Other expense (income)	1,380	(4,380)	(1,705)
Interest expense, net	76,553	77,668	78,376
Pre-tax, non-cash acquisition accounting inventory adjustments	—	—	13,559
Provision for income taxes	65,544	66,850	48,319
Adjusted EBITDA	$504,167	$521,919	$510,105
Depreciation and Amortization

	Year Ended December 31,			2015 over 2014		2014 over 2013
(in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$233,998	$239,410	$229,392	$(5,412)	(2.3)%	$10,018	4.4%
Permits and other intangibles amortization	40,196	36,673	35,057	3,523	9.6%	1,616	4.6%
Total depreciation and amortization	$274,194	$276,083	$264,449	$(1,889)	(0.7)%	$11,634	4.4%
Depreciation of fixed assets and landfill amortization decreased $5.4 million for the year ended December 31, 2015 compared to the comparable period in 2014 primarily due to lower landfill volumes generated in the year ended December 31, 2015 which resulted in $2.9 million of lower amortization in those periods. Permits and other intangibles amortization increased $3.5 million for the year ended December 31, 2015 compared to the comparable period in 2014 primarily due to an increased intangible base in 2015. The increased intangible base was attributable to intangible assets recognized in the acquisition of TFI which occurred in April of 2015.
Depreciation of fixed assets and landfill amortization increased $10.0 million for the year ended December 31, 2014 compared to the comparable period in 2013 primarily due to higher landfill volumes generated in the year ended December 31, 2014 which resulted in greater amortization in 2014. Permits and other intangibles amortization also increased $1.6 million for the year ended December 31, 2014 compared to the comparable period in 2014 primarily due to an increased intangible base in 2014. The increased intangible base was primarily attributable to intangible assets recognized in the two privately owned companies we acquired in 2014.
Goodwill impairment charge

	Year Ended December 31,			2015 over 2014		2014 over 2013
(in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Goodwill impairment charge	$31,992	$123,414	$—	$(91,422)	100.0%	$123,414	—%
During the year ended December 31, 2015, we recorded a $32.0 million goodwill impairment charge in our Oil and Gas Field Services reporting unit. During the year ended December 31, 2014, we recorded a $123.4 million goodwill impairment charge on our Kleen Performance Products reporting unit. For additional information regarding our 2015 and 2014 goodwill impairment charges, see the discussion under the goodwill heading within our "Critical Accounting Policies and Estimates" below.
Other (Expense) Income

	Year Ended December 31,			2015 over 2014		2014 over 2013
(in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Other (expense) income	$(1,380)	$4,380	$1,705	$(5,760)	(131.5)%	$2,675	(156.9)%
Other (expense) income decreased 131.5%, or $5.8 million, for the year ended December 31, 2015 as compared to 2014 primarily due to losses recognized on the sale of fixed assets which occurred in 2015 and 2014 gains on the sale of investments which did not occur in 2015. For the year ended December 31, 2014, other (expense) income increased $2.7 million from the comparable period in 2013 primarily due to gains recognized from the sale of investments which occurred in 2014.
Provision for Income Taxes

	Year Ended December 31,			2015 over 2014		2014 over 2013
(in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Provision for income taxes	$65,544	$66,850	$48,319	$(1,306)	(2.0)%	$18,531	38.4%
Income tax expense remained consistent over the year ended December 31, 2015 from the comparable period in 2014. Income tax expense increased $18.5 million for the year ended December 31, 2014 from the comparable period in 2013. The increase was a result of the increased earnings in the United States and the continued losses in Canada during 2014.
Effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 59.8%, 173.5% and 33.6%, respectively. In 2015 and 2014, we recorded an income tax benefit of $2.0 million and $2.7 million, respectively, as a result of the goodwill impairment charge. Absent the impact of the impairment charge on pre-tax income from operations, the Company’s effective tax rate for 2015 and 2014 was 47.7% and 40.6%, respectively. The increase in the effective rates absent the impact of impairment charges for the year ended December 31, 2015 as compared to 2014 was primarily due to an increase in the proportionate share of our pre-tax income being generated by the United States operations combined with losses being generated in Canadian operations and benefiting us at a lower statutory tax rate and for an increase in the valuation allowance and true ups of deferred balances for rate increases. The increase in the effective rate absent the impact of the impairment charge for the year ended December 31, 2014 as compared to the 2013 effective rate is primarily due to an increase in the proportionate share of our pre-tax income being generated by the United States operations and the result of the release of unrecognized tax benefits in 2013.

Liquidity and Capital Resources

	For the years ended December 31,
(in thousands)	2015	2014	2013
Net cash from operating activities	$396,383	$297,366	$415,839
Net cash used in investing activities	(350,642)	(258,294)	(345,512)
Net cash (used in) from financing activities	(90,179)	(93,945)	13,126
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2015 was $396.4 million, an increase of 33.3%, or $99.0 million, compared with net cash from operating activities for the year ended December 31, 2014. The change was primarily the result of improved management of working capital in 2015, more specifically from the timing of accounts receivable collections and decreased levels of inventories and supplies as compared to the prior year. For the year ended December 31, 2014, net cash from operating activities was $297.4 million, a decrease of 28.5%, or $118.5 million, compared with cash from operating activities for the year ended December 31, 2013. The change was primarily the result of a net increase in working capital driven by the timing associated with payment of liabilities in 2014 as compared to the prior year.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2015 was $350.6 million, an increase of 35.8%, or $92.3 million, compared with cash used in investing activities for the year ended December 31, 2014. The change was primarily driven by an increase in cash paid for acquisitions in 2015 and decrease in proceeds from investment sales that occurred in 2014 and did not reoccur in 2015. For the year ended December 31, 2014, net cash used in investing activities was $258.3 million, a decrease of 25.2%, or $87.2 million, compared with cash used in investing activities for the year ended December 31, 2013. The change was primarily the result of decreases in capital expenditures and cash paid for acquisitions as well as proceeds received from the sale of investments which did not occur in 2013.

Net cash (used in) from financing activities
Net cash used in financing activities for the year ended December 31, 2015 was $90.2 million, a decrease of 4.0%, or $3.8 million, compared with cash used in financing activities for the year ended December 31, 2014. The change in net cash used in financing activities during the year ended December 31, 2015 was primarily due to a decrease in repurchases of common stock and a reduction in payments on capital leases in 2015 as compared to 2014, offset by changes in and from the timing of uncashed checks. For the year ended December 31, 2014, net cash (used in) from financing activities was $93.9 million, a decrease of $107.1 million, compared to net cash (used in) from financing activities for the year ended December 31, 2013. The change in net cash (used in) from financing activities during the year ended December 31, 2014 was primarily due to repurchases of common stock and a $5.0 million payment of outstanding senior notes, neither of which occurred in 2013.
Working Capital
At December 31, 2015, cash and cash equivalents totaled $184.7 million, compared to $246.9 million at December 31, 2014. At December 31, 2015, cash and cash equivalents held by foreign subsidiaries totaled $90.2 million and were readily convertible into other foreign currencies including U.S. dollars. At December 31, 2015, the cash and cash equivalents balance for our U.S. operations was $94.5 million, and our U.S. operations had net operating cash flows of $324.1 million for the year ended December 31, 2015. Additionally, we have a $400.0 million revolving credit facility of which approximately $178.5 million was available to borrow at December 31, 2015. Based on the above and our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and internal investing cash needs as well as any cash needs relating to our stock repurchase program. Furthermore, the existing cash balances and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $595.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at December 31, 2015, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2015, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2015 over 2014
(in thousands)	2015	2014	$ Change	% Change
Closure and post-closure liabilities	$56,249	$50,701	$5,548	10.9%
Remedial liabilities	131,992	155,121	(23,129)	(14.9)%
Total environmental liabilities	$188,241	$205,822	$(17,581)	(8.5)%
Total environmental liabilities as of December 31, 2015 were $188.2 million, a decrease of 8.5%, or $17.6 million, compared to the liabilities as of the comparable date in 2014 primarily due to expenditures and changes in estimates recorded to the statement of income partially offset by accretion.
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
During each of 2015, 2014 and 2013, we benefited from reductions in our environmental liabilities due to changes in estimates recorded to the statement of income. The benefits over these years were primarily due to the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. The principal changes in estimates were from the following items:
In 2015, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income (loss) was $11.3 million and primarily related to reductions in the estimates for remedial activities at four locations.  Events which occurred during 2015 and resulted in the changes in estimates were attributable to favorable outcomes from negotiations amongst potentially responsible parties (or “PRPs”) which we participate in of $3.8 million, the results of work performed by external third party consultants whom were engaged to aid us in estimating future remedial activity costs at certain sites of $4.7 million and the result of receiving Provincial approval for a planned expansion of one of our landfills in Canada which as a result will remediate our previously recognized obligations of $2.5 million.
In 2014, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of income was $3.4 million and primarily related to reductions in the estimates associated with future monitoring costs of certain sites and favorable settlement with PRPs which we were part of.
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
Contractual Obligations
The following table has been included to assist the reader in analyzing our debt and similar obligations as of December 31, 2015 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$457,791	$21,685	$47,973	$31,652	$356,481
Long-term obligations, at par	1,395,000	—	—	800,000	595,000
Interest on long-term obligations	357,676	72,494	144,988	127,488	12,706
Operating leases	142,978	37,064	51,124	30,403	24,387
Total contractual obligations	$2,353,445	$131,243	$244,085	$989,543	$988,574
The undiscounted value of closure, post closure and remedial liabilities of $457.8 million is equivalent to the present value of $188.2 million based on discounting of $182.3 million and the undiscounted remainder of $87.3 million to be accrued for closure and post-closure liabilities over the remaining site lives.
The following table has been included to assist the reader in understanding other contractual obligations we had as of December 31, 2015 and our ability to meet these obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$144,573	$144,573	$—	$—	$—
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

Capital Expenditures
We anticipate that 2016 capital spending will be below $200 million. This excludes the construction of the new incinerator at our El Dorado, Arkansas facility, which will likely add $45-$50 million in 2016. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Stockholder Matters
On March 13, 2015, our board of directors authorized the repurchase of up to $300 million of our common stock. The repurchase program authorizes us to purchase our common stock on the open market from time to time. As of December 31, 2015, we repurchased and retired a total of approximately 3.4 million shares of our common stock for approximately $177.7 million under this program. As of December 31, 2015, an additional $122.3 million remained available for repurchase of shares under the current authorized program. We have funded and intend to fund future repurchases through available cash resources.  The share repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
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
Revenue Allowance.    Due to the nature of our business and the invoices that result from the services we provide, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services we provide, our invoices are based on quotes that can either generate credits or debits when the actual revenue amount is known. Accordingly, based on our industry knowledge and historical trends, we record a revenue allowance. Increases in overall sales volumes and the expansion of our customer base in recent years have also increased the volume of additions and deductions to the allowance during the year, as well as increased the amount of the allowance at the end of the year.
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
Allowance for Doubtful Accounts.    We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectability of accounts that are large or past due. A considerable amount of judgment is required to make this assessment, based on detailed analysis of the aging of our receivables, the creditworthiness of our customers, our historical bad debts and other adjustments and current economic trends, for instance, seen in the oil and gas markets in Western Canada. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided, but historically our provision has been adequate.
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
As of December 31, 2015, there was one unpermitted expansion at one location included in management's landfill calculation, which represented 3.0% of our remaining airspace at that date. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities. The balance of landfill final closure and post-closure liabilities at December 31, 2015 and 2014 was $32.0 million and $29.9 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities at least every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2015 and 2014 was $24.2 million and $20.8 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2015 and 2014 was $132.0 million and $155.1 million, respectively. See Note 9, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2015 and 2014. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third party. As described in Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
Remedial liabilities are discounted only when the timing of the payments is estimable and the amounts are determinable, with the exception of remedial liabilities assumed as part of an acquisition that are measured at fair value.

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
Goodwill and Other Long-Lived Assets.   Goodwill is not amortized but is reviewed for impairment annually as of December 31 or when events or changes in the business environment indicate the carrying value of the reporting unit may exceed its fair value. This review is performed by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a Step II analysis of the fair value of all the elements of the reporting unit is performed to determine if and to what degree goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the value of the goodwill implied by the results of the Step II analysis.

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that we have seven reporting units. Our Technical Services, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services segments each constitute a reporting unit. Our Industrial and Field Services segment includes two separate reporting units: Industrial Services and Field Services. As a result of impairment charges recognized in the second quarter of 2015 and discussed more fully below, no goodwill is recorded by the Oil and Gas Field Services segment as of December 31, 2015.

We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill is allocated as of December 31, 2015 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases except for our Kleen Performance Products reporting unit, the estimated fair values of each reporting unit significantly exceeded their carrying values. The annual impairment test fair value for all of our reporting units is determined using an income approach (a discounted cash flow analysis) which incorporates several underlying estimates and assumptions with varying degrees of uncertainty. The discounted cash flow analyses include estimated cash flows for a discrete five year future period and for a terminal period thereafter. In all instances, we corroborate our estimated fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units. As part of the annual test we also perform a reconciliation of the total estimated fair values of all reporting units to our market capitalization.

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

During the second quarter of 2015, certain events and changes in circumstances arose which led management to conclude that the fair values of the Oil and Gas Field Services reporting unit more likely than not had reduced to an amount less than its carrying value and therefore an interim impairment test was conducted relative to goodwill recorded by the Oil and Gas Field Services reporting unit. The primary events and changes in circumstances which led to this conclusion were:

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

•
Market and industry reports which management looks to in projecting business conditions and establishing forecast information evidenced more pessimistic views in the near term. The continued depressed price of oil without any upward momentum since December 2014, as well as declining and expected continued decline in rig count for the remainder of 2015, resulted in lower estimates of industry activity in the second half of 2015 and early 2016.

•
In recognition of lower than anticipated business results and less optimistic market indicators, management significantly lowered its 2015 forecasts relative to the Oil and Gas Field Services reporting unit.

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, profit margins and the determination of appropriate discount rates. In performing the Step I test as of June 30, 2015 certain of these significant assumptions changed from those utilized in performing our annual goodwill impairment test as of December 31, 2014. Based upon information known as of June 30, 2015, we reduced the estimates and assumptions around FY2015 annual revenue growth from 1% of growth to a contraction in 2015 revenues of 24%. This decrease resulted largely from projects which were expected to occur in the second half of 2015 but had then been canceled or reduced as well as updated outlooks on pricing of our services. EBITDA margins relative to 2015 were also reduced from estimates of 13% utilized in the most recent annual test to 6%. Prior to the impairment we had assumed greater EBITDA margin expansion driven by more positive revenue growth which increased estimated future cash flows. The reduction in margin assumptions utilized in the June 30, 2015 Step I test was based upon the lower levels of revenue then forecasted for 2015, lower pricing of our services and less than anticipated cost savings from cost cutting measures which had been planned but had not fully materialized as of June 30, 2015. These lower revenue and margin estimates associated with 2015 resulted in lower expectations and cash flows in 2015 and also led to decreases in expected revenues and cash flows in future periods, thus lengthening our assumptions around the recovery from the current business downturn as compared to assumptions utilized in prior tests. The changes in these estimates and business assumptions had significant negative impact on our estimates of future anticipated cash flows used in our impairment test and therefore on our estimates of the fair value of the Oil and Gas Field Services reporting unit. Discount rate assumptions utilized in the June 30, 2015 test were consistent with those used in the December 31, 2014 annual test. The results of the Step I test conducted as of June 30, 2015 indicated that the estimated fair value of the reporting unit was less than its carrying value and therefore a Step II test was performed to determine if and in what amount goodwill recorded by the Oil and Gas Field Services segment was impaired. The results of the Step II test indicated that as of June 30, 2015, the total amount of goodwill recorded by the reporting unit was impaired and as such a $32.0 million impairment charge was recorded and is reflected in the 2015 operating results.

During the fiscal quarter ended September 30, 2014, we recorded a $123.4 million impairment charge related to goodwill recorded by the Kleen Performance Products reporting unit. Decreasing market prices associated with the reporting unit’s oil products which began to occur in the third quarter of 2014 was the predominant factor which led to the charge being recognized in the third quarter of 2014. The charge was recognized after developing an estimate of the reporting unit’s fair value as of September 30, 2014 and conducting Step I and Step II goodwill impairment tests. Significant judgments and estimates were utilized in estimating the fair value of the Kleen Performance Products reporting unit as of September 30, 2014 including the timing of expected future cash flows, pricing assumptions and related revenue growth rates, product mix, overall profit margins and the determination of appropriate discount rates. In performing the Step I test as of September 30, 2014, certain of these significant assumptions changed from those utilized in performing our annual goodwill impairment test as of December 31, 2013. Based upon information known as of September 30, 2014, assumptions surrounding the pricing of our products were significantly decreased resulting in FY2014 and 2015 growth rates being reduced from 13% and 4% respectively to -5% and 2%. These changes in revenue assumptions significantly impacted the estimated fair value of the reporting unit.

During the year ended December 31, 2015, we continued to evaluate the Kleen Performance Products reporting unit’s performance and monitor for events or changes in circumstances which might indicate that the estimated fair value of the Kleen Performance Products reporting unit was below its carrying value. Despite continued decreases in overall pricing and in turn, lower revenues generated by the business, cost reductions and in particular successful management of costs associated with used oil raw materials and other expenses led to conclusions that no further impairments existed in 2015.

Accordingly, in conducting our December 31, 2015 goodwill impairment test, we determined that the estimated fair value of the Kleen Performance Products reporting unit exceeded its carrying value by 19%. Significant assumptions included in the discounted cash flow model utilized to estimate the reporting unit’s fair value were a compounded annual revenue growth assumption of approximately 5% over the five year discrete period and 3% thereafter, EBITDA margins consistent with the historical performance of the business and a weighted average cost of capital assumption equal to 12% which was utilized to discount the estimated future cash flows of the business in order to estimate its current fair value.

See further information related to the goodwill impairment charges recorded in Note 6, "Goodwill and Other Intangible Assets," to our consolidated financial statements included in Item 8 of this report.

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangibles exceeded their carrying values at December 31, 2015. We will continue to closely monitor the performance of our indefinite-lived intangible assets. There can be no assurance that future events will not result in an impairment of indefinite-lived intangible assets.
Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation or amortization. Long-lived assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. The impairment loss, if any, is measured as the excess of the carrying amount over the fair value of the asset and is recorded in the period in which the determination is made. Any resulting impairment losses recorded by us could have an adverse impact on our results of operations.
In 2015 and in response to the same circumstances which triggered the goodwill impairment charges recognized relative to the Oil and Gas Field Services segment, we performed analyses to consider whether the carrying values of other long-lived assets held within the segment may not be entirely recoverable. As of December 31, 2015, the Oil and Gas Field Services segment had property, plant and equipment, net of $156.3 million, other intangible assets of $14.9 million consisting of customer and supplier relationships of $8.2 million and other intangible assets of $6.7 million. As a result of these analyses, we concluded that no impairment of intangible or other long lived assets existed as estimated cash flows generated from associated asset groups exceeded their carrying values.

We will continue to evaluate all of our goodwill and other long-lived assets impacted by economic downturns most predominantly in oil and energy related markets in which they operate. If further economic difficulties resulting from depressed oil and gas related pricing and lower overall activity levels, particularly in our Canadian operations, continue for a significant foreseeable period of time and thus future operating results are significantly less than current expectations additional impairment charges may be recognized. The market conditions which could lead to such future impairments are currently most prevalent in our Oil and Gas Field Services, Lodging Services and Industrial Services operations.
Legal Matters.    As described in Note 16, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2015, we had reserves of $21.9 million consisting of (i) $18.9 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in the $188.2 million accrued environmental liabilities as of December 31, 2015 for closure, post-closure and remediation as described above, and (ii) $3.0 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $1.9 million more. Actual expenses incurred in future periods could differ materially from accruals established.
Provision for Income Taxes.    Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management's best estimate of future taxes to be paid. We are subject to income taxes in both the United States and in foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. We do not accrue U.S. tax for foreign earnings that we consider to be permanently reinvested outside the United States. Consequently, we have not provided any U.S. tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2015, the amount of earnings for which no repatriation tax has been provided was $212.7 million. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and to borrow (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions relating to interest rate risk, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2015 (in thousands):

Scheduled Maturity Dates	2016	2017	2018	2019	2020	Thereafter	Total
Senior unsecured notes due 2020	$—	$—	$—	$—	$800,000	$—	$800,000
Senior unsecured notes due 2021	—	—	—	—	—	595,000	595,000
Long term obligations, at par	$—	$—	$—	$—	$800,000	$595,000	$1,395,000
Weighted average interest rate on fixed rate borrowings							5.2%
In addition to the fixed rate borrowings described in the above table, we had at December 31, 2015, variable rate instruments that included a revolving credit facility with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Interest payments are due in the amount of $21.0 million each related to the $800.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and in the amount of $15.2 million each related to the $595.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We view our investment in our foreign subsidiaries as long-term; thus, we have not entered into any hedging transactions between any two foreign currencies or between any of the foreign currencies and the U.S. dollar. During 2015, the Canadian subsidiaries transacted approximately 10.8% of their business in U.S. dollars and at any period end have cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to these transactions. These cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $6.5 million and $2.6 million for the year ended December 31, 2015 and 2014, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Clean Harbors, Inc.
Norwell, Massachusetts
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive (loss) income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clean Harbors, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2016

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$184,708	$246,879
Accounts receivable, net of allowances aggregating $31,426 and $25,661, respectively	496,004	557,131
Unbilled accounts receivable	25,940	40,775
Deferred costs	18,758	19,018
Inventories and supplies	149,521	168,663
Prepaid expenses and other current assets	46,265	57,435
Deferred tax assets	—	36,532
Total current assets	921,196	1,126,433
Property, plant and equipment, net	1,532,467	1,558,834
Other assets:
Deferred financing costs	1,847	2,725
Goodwill	453,105	452,669
Permits and other intangibles, net	506,818	530,080
Other	15,995	18,682
Total other assets	977,765	1,004,156
Total assets	$3,431,428	$3,689,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$—	$536
Accounts payable	241,183	267,329
Deferred revenue	61,882	62,966
Accrued expenses	193,660	219,549
Current portion of closure, post-closure and remedial liabilities	20,395	22,091
Total current liabilities	517,120	572,471
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,229 and $4,999, respectively	49,020	45,702
Remedial liabilities, less current portion of $13,166 and $17,092, respectively	118,826	138,029
Long-term obligations	1,382,543	1,380,145
Deferred taxes, unrecognized tax benefits and other long-term liabilities	267,637	290,205
Total other liabilities	1,818,026	1,854,081
Commitments and contingent liabilities (See Note 16)
Stockholders' equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 57,593,201 and 58,903,482 shares, respectively	576	589
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	738,401	805,029
Accumulated other comprehensive loss	(254,892)	(110,842)
Accumulated earnings	612,666	568,564
Total stockholders' equity	1,096,282	1,262,871
Total liabilities and stockholders' equity	$3,431,428	$3,689,423
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands except per share amounts)

	For the years ended December 31,
	2015	2014	2013
Revenues:
Service revenues	$2,744,272	$2,639,796	$2,729,205
Product revenues	530,865	761,840	780,451
Total revenues	3,275,137	3,401,636	3,509,656
Cost of revenues: (exclusive of items shown separately below)
Service revenues	1,898,907	1,790,377	1,874,448
Product revenues	457,899	651,419	668,185
Total cost of revenues	2,356,806	2,441,796	2,542,633
Selling, general and administrative expenses	414,164	437,921	470,477
Accretion of environmental liabilities	10,402	10,612	11,541
Depreciation and amortization	274,194	276,083	264,449
Goodwill impairment charge	31,992	123,414	—
Income from operations	187,579	111,810	220,556
Other (expense) income	(1,380)	4,380	1,705
Interest expense, net of interest income of $626, $819, and $507, respectively	(76,553)	(77,668)	(78,376)
Income before provision for income taxes	109,646	38,522	143,885
Provision for income taxes	65,544	66,850	48,319
Net income (loss)	$44,102	$(28,328)	$95,566
Earnings (loss) per share:
Basic	$0.76	$(0.47)	$1.58
Diluted	$0.76	$(0.47)	$1.57
Shares used to compute earnings (loss) per share — Basic	58,324	60,311	60,574
Shares used to compute earnings (loss) per share — Diluted	58,434	60,311	60,728
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Net income (loss)	$44,102	$(28,328)	$95,566
Other comprehensive loss:
Unrealized gains on available-for-sale securities (net of taxes of $0, $183 and $208, respectively)	—	976	1,244
Reclassification adjustment for gains on available-for-sale securities included in net income (net of taxes of $508)	—	(2,880)	—
Foreign currency translation adjustments	(144,050)	(88,725)	(70,791)
Unfunded pension liability (net of taxes of $7, $248 and $123, respectively)	—	(657)	359
Other comprehensive loss	(144,050)	(91,286)	(69,188)
Comprehensive (loss) income	$(99,948)	$(119,614)	$26,378

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$44,102	$(28,328)	$95,566
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	274,194	276,083	264,449
Goodwill impairment charge	31,992	123,414	—
Pre-tax, non-cash acquisition accounting inventory adjustments	—	—	13,559
Allowance for doubtful accounts	4,793	8,917	7,933
Amortization of deferred financing costs and debt discount	3,280	3,289	3,301
Accretion of environmental liabilities	10,402	10,612	11,541
Changes in environmental liability estimates	(11,345)	(3,367)	(3,682)
Deferred income taxes	1,930	32,320	31,119
Other expense (income)	1,380	(4,380)	(1,705)
Stock-based compensation	8,550	8,800	8,946
Excess tax benefit of stock-based compensation	(71)	(878)	(1,409)
Net tax benefit on stock-based awards	(82)	816	1,399
Environmental expenditures	(20,130)	(20,245)	(19,416)
Changes in assets and liabilities:
Accounts receivable and unbilled accounts receivables	55,271	(14,342)	(54,213)
Inventories and supplies	14,059	(21,339)	(1,144)
Other current assets	48,760	(19,030)	20,857
Accounts payable	(16,299)	(52,026)	37,117
Other current and long-term liabilities	(54,403)	(2,950)	1,621
Net cash from operating activities	396,383	297,366	415,839
Cash flows used in investing activities:
Additions to property, plant and equipment	(257,196)	(257,613)	(280,207)
Proceeds from sales of fixed assets	6,195	8,164	4,699
Acquisitions, net of cash acquired	(94,345)	(16,187)	(63,264)
Additions to intangible assets including costs to obtain or renew permits	(5,296)	(6,519)	(6,740)
Proceeds from sales of investments	—	13,861	—
Other	—	—	—
Net cash used in investing activities	(350,642)	(258,294)	(345,512)
Cash flows (used in) from financing activities:
Change in uncashed checks	(14,630)	15,069	12,268
Proceeds from exercise of stock options	397	—	400
Remittance of shares, net	(2,159)	(2,793)	(731)
Repurchases of common stock	(73,347)	(104,341)	—
Excess tax benefit of stock-based compensation	71	878	1,409
Deferred financing costs paid	—	—	(2,504)
Repayment of long-term obligations	—	(5,000)	—
Proceeds from employee stock purchase plan	—	4,364	7,425
Payments on capital leases	(511)	(2,122)	(4,891)
Issuance costs related to issuances of common stock	—	—	(250)
Net cash (used in) from financing activities	(90,179)	(93,945)	13,126
Effect of exchange rate change on cash	(17,733)	(8,321)	(3,216)
(Decrease) increase in cash and cash equivalents	(62,171)	(63,194)	80,237
Cash and cash equivalents, beginning of year	246,879	310,073	229,836
Cash and cash equivalents, end of year	$184,708	$246,879	$310,073
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$73,926	$75,408	$75,627
Income taxes paid (received)	52,970	42,022	(8,162)
Non-cash investing and financing activities:
Property, plant and equipment accrued	32,677	23,563	33,214
Transfer of inventory to property, plant and equipment	—	1,324	11,369
Accrued business combination adjustments	—	355	—
Receivable for estimated purchase price adjustment	1,000	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value				Accumulated Earnings
Balance at January 1, 2013	60,385	$604	$(469)	$880,979	$49,632	$501,326	$1,432,072
Net income	—	—	—	—	—	95,566	95,566
Other comprehensive income	—	—	—	—	(69,188)	—	(69,188)
Stock-based compensation	74	—	—	8,946	—	—	8,946
Issuance of restricted shares, net of shares remitted	(19)	—	—	(731)	—	—	(731)
Issuance of common stock, net of issuance cost	—	—	—	(250)	—	—	(250)
Exercise of stock options	61	3	—	397	—	—	400
Net tax benefit on stock-based awards	—	—	—	1,399	—	—	1,399
Employee stock purchase plan	171	—	—	7,425	—	—	7,425
Balance at December 31, 2013	60,672	$607	$(469)	$898,165	$(19,556)	$596,892	$1,475,639
Net loss	—	—	—	—	—	(28,328)	(28,328)
Other comprehensive loss	—	—	—	—	(91,286)	—	(91,286)
Stock-based compensation	—	—	—	8,800	—	—	8,800
Issuance of restricted shares, net of shares remitted	113	1	—	(2,794)	—	—	(2,793)
Repurchases of common stock	(1,973)	(20)	—	(104,321)	—	—	(104,341)
Net tax benefit on stock-based awards	—	—	—	816	—	—	816
Employee stock purchase plan	91	1	—	4,363	—	—	4,364
Balance at December 31, 2014	58,903	$589	$(469)	$805,029	$(110,842)	$568,564	$1,262,871
Net income	—	—	—	—	—	44,102	44,102
Other comprehensive loss	—	—	—	—	(144,050)	—	(144,050)
Stock-based compensation	—	—	—	8,550	—	—	8,550
Issuance of restricted shares, net of shares remitted	100	1	—	(2,160)	—	—	(2,159)
Exercise of stock options	12	—	—	397	—	—	397
Repurchases of common stock	(1,422)	(14)	—	(73,333)	—	—	(73,347)
Net tax benefit on stock-based awards	—	—	—	(82)	—	—	(82)
Balance at December 31, 2015	57,593	$576	$(469)	$738,401	$(254,892)	$612,666	$1,096,282
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
Reclassifications
As a result of the adoption of new accounting pronouncements issued in 2015 and discussed further in Note 2 under the heading Recent Accounting Pronouncements, certain balance sheets amounts previously reported in prior period financial statements have been reclassified in accordance with the implemented standards.

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

The Company's financial instruments consist of cash and cash equivalents, accounts and unbilled receivable, accounts payable and accrued liabilities and long-term debt obligations. Due to the short-term nature of these instruments, with the exception of long-term debt obligations, their estimated fair value approximates carrying value. Senior unsecured notes are recorded at par.

Cash, Cash Equivalents and Uncashed Checks

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with original maturities of three months or less. The fair value of our cash equivalents is considered a Level 1 measure according to the fair value hierarchy and is adjusted to fair value based on quoted market prices. The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

checks are made, at the Company's discretion, either from funds provided by other accounts or under the terms of the Company's revolving credit facility. Therefore, until checks are presented for payment, there is no right of offset by the bank and the Company continues to have control over cash relating to both released as well as unreleased checks. Checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank are classified as uncashed checks as part of accounts payable and added back to cash balances.
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
Credit Concentration
Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company maintains policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. As of December 31, 2015 and 2014, no individual customer accounted for more than 10% of accounts receivable. During each of the years ended December 31, 2015, 2014 and 2013, no individual customer accounted for more than 10% of total revenues.
Unbilled Receivables
The Company recognizes unbilled accounts receivable for service and disposal transactions rendered but not invoiced to the customer by the end of the period.
Deferred Costs Relating to Deferred Revenue
Commissions and other incremental direct costs, primarily costs of materials, relating to deferred revenue from the Company’s parts cleaning services, containerized waste services and vacuum services are capitalized and deferred. The deferred costs are included in current assets in the consolidated balance sheet and charged to expense when the related revenues are recognized.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and building improvements
Buildings	30–40 years
Leasehold and building improvements	2–40 years
Camp equipment	8–15 years
Vehicles	3–12 years
Equipment
Capitalized software and computer equipment	3–5 years
Solar equipment	20 years
Containers and railcars	15–20 years
All other equipment	8–20 years
Furniture and fixtures	5–8 years
Leasehold and building improvements have a weighted average life of 10.2 years.
Camp equipment consists of industrial lodging facilities that are utilized to provide lodging services to downstream oil and gas companies in Western Canada.
Solar equipment consists of a solar array that is used to provide electric power for a continuously operating groundwater decontamination pump and treatment system at a closed and capped landfill located in New Jersey.
The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. For the years ended December 31, 2015, 2014 and 2013, the Company did not record impairment charges related to long-lived assets. The Company will continue to assess all of its long-lived assets for impairment as necessary.
Goodwill
Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a Step II goodwill impairment test is performed to determine if goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the implied value of the goodwill. See Note 6, "Goodwill and Other Intangible Assets," for additional information related to the Company's goodwill impairment tests and the goodwill impairment charges recorded in 2015 and 2014.

Permits and other intangibles

Permits and intangible assets, such as legal fees, site surveys, engineering costs and other expenditures are recorded as cost. Other intangible assets consist primarily of customer and supplier relationships, trademarks and trade names, and non-compete agreements. Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over their respective useful lives, which range from 2 to 20 years.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangible assets exceeded their carrying values at December 31, 2015 and 2014.
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
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $11.2 million, $14.1 million and $16.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
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
As of December 31, 2015, there was one unpermitted expansion at one location included in the Company's landfill accounting model, which represented 3.0% of the Company's remaining airspace at that date. If actual expansion airspace is significantly different from the Company's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting the Company's profitability. If the Company determines that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if the Company determines a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
As of December 31, 2015, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	6	686	—	686
Buttonwillow	California	20	7,023	—	7,023
Deer Park	Texas	7	268	—	268
Deer Trail	Colorado	28	1,932	—	1,932
Grassy Mountain	Utah	20	1,839	—	1,839
Kimball	Nebraska	9	243	—	243
Lambton	Ontario	37	5,062	—	5,062
Lone Mountain	Oklahoma	32	4,809	—	4,809
Ryley	Alberta	9	608	880	1,488
Sawyer	North Dakota	45	3,704	—	3,704
Westmorland	California	64	2,732	—	2,732
			28,906	880	29,786
At December 31, 2015 and 2014, the Company had no cubic yards of permitted, but not highly probable, airspace.
The following table presents the remaining highly probable airspace from January 1, 2013 through December 31, 2015 (in thousands of cubic yards):

	2015	2014	2013
Remaining capacity at January 1,	30,544	29,323	29,643
Addition of highly probable airspace, net	516	2,809	1,218
Consumed	(1,274)	(1,588)	(1,538)
Remaining capacity at December 31,	29,786	30,544	29,323
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2015 and 2014 was $32.0 million and $29.9 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during 2015 and 2014) and discounted at the Company's credit-adjusted risk-free interest rate (5.99% and 6.54% during 2015 and 2014, respectively.)
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
The balance of non-landfill closure and post-closure liabilities at December 31, 2015 and 2014 was $24.2 million and $20.8 million, respectively. Management bases estimates for non-landfill closure and post-closure liabilities on its interpretation of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. The Company's cost estimates are calculated using internal sources as well as input from third party experts. Management uses probability scenarios to estimate when future operations will cease and inflates the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan or scope of work, in

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities
The balance of remedial liabilities at December 31, 2015 and 2014 was $132.0 million and $155.1 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last 14 years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 128 Superfund sites as of December 31, 2015. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

•
Remedial liabilities assumed relating to acquisitions are and will continue to be inflated using the inflation rates at the time of each acquisition (ranging from 1.01% to 2.57%) until the expected time of payment, then discounted at the risk-free interest rate at the time of such acquisition (ranging from 2.88% to 5.99%).

•
Remedial liabilities incurred subsequent to the acquisitions and remedial liabilities of the Company that existed prior to the acquisitions have been and will continue to be recorded at the estimated current value of the liabilities, which is usually neither increased for inflation nor reduced for discounting.

Foreign Currency
During the year ended December 31, 2015 and 2014, the Company had operations in Canada, and to a much lesser extent, Mexico and Trinidad. Assets and liabilities are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of income. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of income.
Revenue Recognition and Deferred Revenue
During 2015, the Company provided environmental, energy, lodging and industrial services through six segments: Technical Services, Industrial and Field Services, Kleen Performance Products, SK Environmental Services, Lodging Services, and Oil and Gas Field Services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. Revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. The master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements.
Due to the nature of the Company's business and the invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. Accordingly, management establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The Company records a provision for revenue allowances based on specific review of particular customers, historical trends and other relevant information.
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
Industrial Services provides industrial and specialty services, such as high-pressure and chemical cleaning, catalyst handling, decoking and pigging to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recognized over the term of the agreements or as services are performed. Field Services provides cleanup services on customer sites or other locations on a scheduled or

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
emergency response basis. The Company's services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. Revenues are recorded as services are performed. Revenue is recognized on contracts with retainage when services have been rendered and collectability is reasonably assured.
Kleen Performance Products revenue is generated from re-refining used oil to produce high quality base and blended lubricating oils, and recycling used oil collected in excess of the Company's re-refining capacity into recycled fuel oil. The high quality base and blended lubricating oils are sold to third-party distributors, retailers, government agencies, fleets, railroads and industrial customers. The recycled fuel oil is sold to asphalt plants, industrial plants, blenders, pulp and paper companies, vacuum gas oil producers and marine diesel oil producers. Revenue is recognized upon the transfer of title.

SK Environmental Services revenue is generated from providing parts cleaning services, containerized waste services, oil collection services and other complementary products and services. Revenue is recognized when products are delivered and services are performed. Parts cleaning services generally consist of placing a specially designed parts washer at a customer's premises and then, on a recurring basis, delivering clean solvent or aqueous-based washing fluid, cleaning and servicing the parts washer and removing the used solvent or aqueous fluid. The Company also services customer-owned parts washers. Revenue from parts cleaning services is recognized over the service interval. Service intervals represent the actual amount of time between service visits to a particular parts cleaning customer. Average service intervals vary from seven to 14 weeks depending on several factors, such as customer accommodation, types of machines serviced and frequency of use. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of hazardous and non-hazardous wastes. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Revenues for treatment and disposal of the waste is recognized upon disposal, or when the waste is shipped to a third party for processing and disposal. Other complementary products and services include vacuum services, sale of allied supply products and other environmental services.

Lodging Services provides accommodation services, along with catering and hospitality primarily in remote areas of Western Canada.  In addition, within Lodging Services is a manufacturing unit that provides construction of modular buildings including modular camp accommodations and wastewater solutions.  Revenue for lodging and related services is recognized in the period each room is used by the customer based on the related lodging agreements. Revenue for manufacturing services is recognized based on contracted terms resulting in either a percentage of completion methodology or upon transfer of ownership of completed units.
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
  For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are included in costs of revenues. In the course of the Company's operations, it collects sales tax from its customers and recognizes a current liability which is then relieved when the taxes are remitted to the appropriate governmental authorities. The Company excludes the sales tax collected from its revenues.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $15.0 million in 2015, $11.3 million in 2014 and $10.8 million in 2013.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. In addition, the Company issues awards with performance targets which are recognized as expense over the requisite service period when management believes it is probable those targets will be achieved. The fair value of the

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's grants of restricted stock are based on the quoted market price for the Company's common stock on the respective dates of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model. Compensation expense is based on the number of awards expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.
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
Earnings (Loss) per Share ("EPS")
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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized liability in the balance sheet be presented as a direct deduction to that liability rather than as an asset. Final guidance on this standard, issued as ASU 2015-15 in August 2015, includes an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The Company elected to early adopt this new standard beginning December 31, 2015 and retrospectively reclassified $14.9 million of debt issuance costs associated with the Company's long-term obligations as of December 31, 2014 from other assets to long-term obligations. This reclassification only affected presentation and therefore did not have an impact on the Company’s results

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

of operations. Costs associated with securing the Company’s revolving credit facility remained presented as Deferred financing costs within the Other assets section of the consolidated balance sheets for all periods presented.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740). The amendment provides guidance to simplify the presentation of deferred taxes by requiring that deferred liabilities and assets be classified as noncurrent in a classified balance sheet. The Company elected to early adopt this new standard beginning December 31, 2015 and prospectively applied ASU 2015-17, therefore deferred tax balances presented for periods prior to December 31, 2015 have not been recast in connection with the implementation of this standard. The adoption of this standard only affects the classification of deferred tax amounts and has no impact on the Company’s results of operations.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). The amendment provides guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendment in this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.

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
2015 Acquisitions
Thermo Fluids Inc.
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
management. The Company acquired TFI for an estimated preliminary purchase price of $78.6 million inclusive of current estimates of and subject to certain closing and post-closing adjustments relating to working capital and other assumed liabilities. The acquisition was financed with cash on hand and expands the Company’s environmental services customer base while also complimenting the SK Environmental Services network and presence in the western United States. The amount of revenue from TFI included in the Company's results of operations for the year ended December 31, 2015 was $33.8 million. During the year ended December 31, 2015, the Company incurred acquisition-related costs of approximately $0.6 million in connection with the transaction which are primarily included in selling, general and administrative expenses in the consolidated statements of income. Results of TFI since acquisition have been included within the SK Environmental Services segment.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of April 11, 2015, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At acquisition date April 11, 2015	Measurement Period Adjustments	At acquisition date as reported at December 31, 2015
Accounts Receivable	$7,109	$476	$7,585
Inventories and supplies	1,791	—	1,791
Prepaid expenses and other current assets	1,749	(1,084)	665
Property, plant and equipment	30,468	(1,606)	28,862
Permits and other intangibles	20,000	(1,900)	18,100
Current liabilities	(5,859)	14	(5,845)
Closure and post-closure liabilities	(1,676)	—	(1,676)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(13,081)	3,051	(10,030)
Total identifiable net assets	40,501	(1,049)	39,452
Goodwill	36,591	2,543	39,134
Total	$77,092	$1,494	$78,586
Pro forma revenue and earnings amounts on a combined basis as if TFI had been acquired on January 1, 2015 are immaterial to the consolidated financial statements of the Company since that date.

Other 2015 Acquisitions
In December 2015, the Company acquired certain assets and assumed certain defined liabilities of a privately owned company for approximately $14.7 million in cash. That company specializes in the collection and recycling of used oil filters and was a service provider to the SK Environmental Services segment prior to the acquisition. The acquired company has been integrated into the SK Environmental Services segment. In connection with this acquisition a preliminary goodwill amount of $7.4 million was recognized.
2014 Acquisitions
In 2014, the Company acquired the assets of two privately owned companies for approximately $16.1 million in cash, net of cash acquired. The acquired companies have been integrated into the Technical Services and Lodging Services segments.
2013 Acquisitions
Evergreen
On September 13, 2013, the Company acquired all of the outstanding shares of Evergreen Oil, Inc. (“Evergreen”) for a final purchase price of $56.3 million in cash, net of cash acquired. Evergreen, headquartered in Irvine, California, specializes in the recovery and re-refining of used oil. Evergreen owns and operates one of the only oil re-refining operations in the Western United States and also offers other ancillary environmental services, including parts cleaning and containerized waste services, vacuum services and hazardous waste management services. The acquisition of Evergreen enables the Company to further penetrate the small quantity waste generator market and further expand its oil re-refining, oil recycling and waste treatment capabilities. Financial information and results of Evergreen have been recorded in the Company's consolidated financial statements since acquisition and are primarily included in the Kleen Performance Products segment.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)
Management determined the purchase price allocations based on estimates of the fair values of all tangible and intangible assets acquired and liabilities assumed. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the purchase accounting for the acquisition of Evergreen. The impact of the purchase price measurement period adjustments and related tax impacts recorded in the current period was not material to the consolidated financial statements and accordingly the effects have not been retrospectively applied.
The following table summarizes the recognized amounts of assets acquired and liabilities assumed at September 13, 2013 (in thousands):

	Preliminary Allocations	Measurement Period Adjustments	Final Allocations
Inventories and supplies	$1,089	$—	$1,089
Prepaid expense and other current assets	1,291	(273)	1,018
Property, plant and equipment	40,563	—	40,563
Permits and other intangibles	17,100	—	17,100
Deferred tax assets, less current portion	2,368	(2,368)	—
Other assets	3,607	(239)	3,368
Current liabilities	(6,198)	(552)	(6,750)
Closure and post-closure liabilities	(659)	—	(659)
Remedial liabilities, less current portion	(2,103)	463	(1,640)
Other long-term liabilities	(1,139)	(920)	(2,059)
Total identifiable net assets	55,919	(3,889)	52,030
Goodwill	—	4,288	4,288
Total	$55,919	$399	$56,318
(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Oil and oil products	$33,603	$62,111
Supplies and drums	78,132	68,547
Solvent and solutions	8,868	9,355
Modular camp accommodations	15,126	15,776
Other	13,792	12,874
Total inventories and supplies	$149,521	$168,663
As of December 31, 2015 and 2014, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Land	$100,582	$98,507
Asset retirement costs (non-landfill)	12,434	10,871
Landfill assets	136,624	110,984
Buildings and improvements	344,209	338,242
Camp equipment	149,361	180,575
Vehicles	500,619	471,615
Equipment	1,328,915	1,302,424
Furniture and fixtures	5,337	5,517
Construction in progress	113,657	45,605
	2,691,738	2,564,340
Less - accumulated depreciation and amortization	1,159,271	1,005,506
Total property, plant and equipment, net	$1,532,467	$1,558,834
Interest in the amount of $2.0 million, $0.5 million and $0.9 million was capitalized to fixed assets during the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense, inclusive of landfill amortization was $234.0 million, $239.4 million and $229.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Totals
Balance at January 1, 2014	$45,599	$109,873	$171,161	$172,309	$35,512	$36,506	$570,960
Acquired from acquisitions	5,018	—	—	—	2,383	—	7,401
Measurement period adjustments	—	—	4,288	—	—	—	4,288
Goodwill impairment charge	—	—	(123,414)	—	—	—	(123,414)
Foreign currency translation and other	(525)	(659)	(1,152)	1,564	(3,032)	(2,762)	(6,566)
Balance at December 31, 2014	$50,092	$109,214	$50,883	$173,873	$34,863	$33,744	$452,669
Acquired from acquisitions	—	—	—	46,539	—	—	46,539
Measurement period adjustments	—	—	—	—	3,574	—	3,574
Goodwill impairment charge	—	—	—	—	—	(31,992)	(31,992)
Foreign currency translation and other	(825)	(3,928)	(1,128)	(3,823)	(6,229)	(1,752)	(17,685)
Balance at December 31, 2015	$49,267	$105,286	$49,755	$216,589	$32,208	$—	$453,105
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

•
Market and industry reports which management looks to in projecting business conditions and establishing forecast information evidenced more pessimistic views in the near term. The continued depressed price of oil without any upward momentum since December 2014, as well as declining and expected continued decline in rig count for the remainder of 2015, resulted in lower estimates of industry activity in the second half of 2015 and early 2016.

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

Step II of the goodwill impairment test required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount. The estimates of the fair values of intangible assets identified in performing this theoretical purchase price allocation and resulting implied fair value of goodwill required significant judgment. Based on the results of this goodwill impairment test the implied value of goodwill was $0 and as such the Company recognized a goodwill impairment charge equal to the recorded amount of goodwill of $32.0 million as of June 30, 2015.

The factors contributing to the $32.0 million goodwill impairment charge principally related to events and changes in circumstances discussed above which had negative impacts on the Company’s prospective financial information utilized in its discounted cash flow model prepared in connection with the interim impairment test. The projected lower levels of activity and pricing in the latter half of the year which became evident during the second quarter decreased the reporting unit’s anticipated future cash flows for 2015 as compared to those estimated previously. These factors also provided evidence of a longer than expected overall recovery from current industry lows which negatively impacted the estimated levels of cash flows in future periods that were assumed in the cash flow models utilized in the interim impairment test. These factors adversely affected the estimated fair value of the reporting unit as of June 30, 2015 and ultimately led to the recognition of the goodwill impairment charge.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
The factors contributing to this goodwill impairment charge principally related to decreases in market prices of oil products sold by the Kleen Performance Products business which took place during the third quarter of 2014. These decreasing market prices negatively impacted the profitability of the Oil Re-refining and Recycling segment and further resulted in lower assumptions for future revenues and profits of the business. These factors adversely affected the estimated fair value of the reporting unit as of September 30, 2014 and ultimately led to the recognition of the goodwill impairment charge.

The Company conducted its annual impairment test of goodwill for all of the Company's reporting units as of December 31, 2015 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases except for the Company's Kleen Performance Products reporting unit, the estimated fair values of the reporting units significantly exceeded their carrying values.

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
The impacts of any adverse business and market conditions which impact the overall performance of the Company's reporting units will continue to be monitored. If the Company's reporting units do not achieve the financial performance that the Company expects, it is possible that additional goodwill impairment charges may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.
At December 31, 2015, the total accumulated goodwill impairment charge was $155.4 million, of which $32.0 million was recorded during the year ended December 31, 2015 within the Oil and Gas Field Services segment and $123.4 million was recorded in the Kleen Performance Products segment during the year ended December 31, 2014.
As of December 31, 2015 and 2014, the Company's finite-lived and indefinite lived intangible assets consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Period (in years)
Permits	$161,396	$61,142	$100,254	19.0	$156,692	$55,318	$101,374	19.0
Customer and supplier relationships	374,866	99,463	275,403	10.1	370,373	77,697	292,676	11.0
Other intangible assets	31,416	22,581	8,835	1.5	31,540	19,074	12,466	3.2
Total amortizable permits and other intangible assets	567,678	183,186	384,492	10.0	558,605	152,089	406,516	11.4
Trademarks and trade names	122,326	—	122,326	Indefinite	123,564	—	123,564	Indefinite
Total permits and other intangible assets	$690,004	$183,186	$506,818		$682,169	$152,089	$530,080

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
As of December 31, 2015, the Oil and Gas Field Services segment group had property, plant and equipment, net of $156.3 million, other intangible assets of $14.9 million consisting of customer and supplier relationships of $8.2 million and other intangible assets of $6.7 million. Based on analyses performed during 2015 which were conducted based upon the same circumstances which triggered the goodwill impairment charge recorded, sufficient undiscounted cash flows are expected to be generated over these assets' remaining lives to recover the carrying values and thus no impairment exists. If expectations of future cash flows were to decrease in the future as a result of worse than expected or prolonged periods of depressed activity in the Oil and Gas Field Services marketplace, future impairments may exist.
Amortization expense of permits and other intangible assets for the years ended December 31, 2015, 2014 and 2013 were $40.2 million, $36.7 million and $35.1 million, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2015 is as follows(in thousands):

Years Ending December 31,	Expected Amortization
2016	$37,902
2017	33,081
2018	30,450
2019	27,926
2020	25,539
Thereafter	229,594
$384,492
(7) ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2015	December 31, 2014
Insurance	$55,899	$58,931
Interest	20,500	20,527
Accrued compensation and benefits	35,646	59,006
Income, real estate, sales and other taxes	37,095	38,297
Other	44,520	42,788
	$193,660	$219,549

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2014 through December 31, 2015 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2014	$27,604	$19,481	$47,085
New asset retirement obligations	3,595	—	3,595
Accretion	2,583	1,875	4,458
Changes in estimates recorded to statement of income	(722)	73	(649)
Changes in estimates recorded to balance sheet	(1,304)	—	(1,304)
Expenditures	(1,580)	(546)	(2,126)
Currency translation and other	(244)	(114)	(358)
Balance at December 31, 2014	29,932	20,769	50,701
Liabilities assumed in TFI acquisition	—	1,676	1,676
New asset retirement obligations	3,151	—	3,151
Accretion	2,516	2,122	4,638
Changes in estimates recorded to statement of income (loss)	(162)	205	43
Changes in estimates recorded to balance sheet	2,942	—	2,942
Expenditures	(5,946)	(177)	(6,123)
Currency translation and other	(410)	(369)	(779)
Balance at December 31, 2015	$32,023	$24,226	$56,249
All of the landfill facilities included in the above table were active as of December 31, 2015 and 2014. There were no significant charges (benefits) in 2015 and 2014 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during 2015 and 2014 were discounted at the credit-adjusted risk-free rate of 5.99% and 6.54%, respectively.
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2016	$8,160
2017	9,061
2018	9,001
2019	7,621
2020	3,442
Thereafter	262,365
Undiscounted closure and post-closure liabilities	299,650
Less: Discount at credit-adjusted risk-free rate	(156,145)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(87,256)
Present value of closure and post-closure liabilities	$56,249

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2014 through December 31, 2015 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2014	$5,624	$74,262	$92,612	$172,498
Adjustments during the measurement period related to Evergreen	—	—	(536)	(536)
Accretion	266	2,975	2,913	6,154
Changes in estimates recorded to statement of income (loss)	(113)	(2,645)	40	(2,718)
Expenditures	(109)	(5,940)	(12,070)	(18,119)
Currency translation and other	(248)	(124)	(1,786)	(2,158)
Balance at December 31, 2014	5,420	68,528	81,173	155,121
Accretion	218	2,924	2,622	5,764
Changes in estimates recorded to statement of income (loss)	(2,841)	(2,927)	(5,620)	(11,388)
Expenditures	(137)	(4,779)	(9,091)	(14,007)
Currency translation and other	(333)	(133)	(3,032)	(3,498)
Balance at December 31, 2015	$2,327	$63,613	$66,052	$131,992
In 2015, the net reduction in the Company's remedial liabilities from changes in estimates recorded to the statement of income (loss) was $11.4 million and primarily related to reductions in the estimates for remedial activities at four locations. Events which occurred during 2015 and resulted in the changes in estimates were attributable to favorable outcomes from negotiations amongst potentially responsible parties which the Company participates in of $3.8 million, the results of work performed by external third party consultants who were engaged to aid the Company in estimating future remedial activity costs at certain sites of $4.7 million and the result of receiving Provincial approval for a planned expansion of one of the Company's landfills in Canada which as a result will remediate the Company's previously recognized obligations of $2.5 million.
In 2014, the reduction in changes in estimates recorded to the statement of income (loss) was primarily related to estimated cost adjustments for remediation across various sites.
Anticipated payments at December 31, 2015 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter were as follows (in thousands):

Year ending December 31,
2016	$13,525
2017	14,004
2018	15,907
2019	10,626
2020	9,963
Thereafter	94,116
Undiscounted remedial liabilities	158,141
Less: Discount	(26,149)
Total remedial liabilities	$131,992
Based on currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2015 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $132.0 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $23.6 million more. Future changes in either available technology or applicable laws or regulations could

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) REMEDIAL LIABILITIES (Continued)
affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group and as of December 31, 2015.
Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (47 facilities)	$59,022	44.7%	$12,157
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (40 facilities)	63,613	48.2	10,543
Superfund sites owned by third parties (17 sites)	9,357	7.1	936
Total	$131,992	100.0%	$23,636
___________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$23,572	17.9%	$3,931
Bridgeport, NJ	Closed incinerator	18,623	14.1	2,568
Mercier, Quebec(2)	Idled incinerator and legal proceedings	9,012	6.8	947
Linden, NJ	Operating solvent recycling center	8,069	6.1	867
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (83 facilities)	63,359	48.0	14,387
Various(2)	Superfund sites (each representing less than 5% of total liabilities) owned by third parties (17 sites)	9,357	7.1	936
Total		$131,992	100.0%	$23,636
_________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

(2)
$18.9 million of the $132.0 million remedial liabilities and $1.9 million of the $23.6 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 16, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2015	December 31, 2014
Senior unsecured notes, at 5.25%, due August 1, 2020	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021	595,000	595,000
Long-term obligations, at par	$1,395,000	$1,395,000
Unamortized debt issuance costs	$(12,457)	$(14,855)
Long-term obligations, at carrying value	$1,382,543	$1,380,145
Senior Unsecured Notes, at 5.25%, due August 1, 2020. On July 30, 2012, the Company issued through a private placement $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 ("2020 Notes") with semi-annually fixed interest payments on February 1 and August 1 of each year, which commenced on February 1, 2013. On November 16, 2012, the Company completed an exchange offer for the unregistered 2020 Notes originally issued in the private placement for an equivalent amount of 2020 Notes the Company had registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a registration statement which became effective in October 2012. At December 31, 2015 and December 31, 2014, the fair value of the Company's 2020 Notes was $812.0 million and $804.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
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
Senior Unsecured Notes, at 5.125%, due June 1, 2021.  On December 7, 2012, the Company issued through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes").  The Company used the net proceeds from such private placement to fund a portion of the purchase price to acquire Safety-Kleen. On May 21, 2013, the Company completed an exchange offer for the unregistered 2021 Notes originally issued in the private placement for an equivalent amount of 2021 Notes the Company had registered under the Securities Act pursuant to a registration statement which became effective in April 2013. The Company repurchased $5.0 million principal amount of the 2021 Notes during 2014. At December 31, 2015 and 2014, the fair value of the Company's 2021 Notes was $599.5 million and $595.0 million, respectively, based on quoted market prices or other available market data. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS (Continued)
The principal terms of the 2021 Notes are as follows:
The 2021 Notes will mature on June 1, 2021.  The notes bear interest at a rate of 5.125% per annum. Interest is payable semi-annually on June 1 and December 1 of each year. The Company may redeem some or all of the 2021 Notes at any time on or after December 1, 2016 upon proper notice, at the following redemption prices plus unpaid interest: .

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
The revolving credit facility is guaranteed by all of Parent’s domestic subsidiaries and secured by substantially all of Parent’s and its domestic subsidiaries’ assets. Available credit for Parent and its domestic subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. Available credit for Parent’s Canadian subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by substantially all of the assets of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.
The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. At December 31, 2015 and 2014, the revolving credit facility had no outstanding loan balances, $178.5 million and

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) FINANCING ARRANGEMENTS (Continued)
$238.4 million, respectively, available to borrow and $144.6 million and $134.5 million, respectively, of letters of credit outstanding.
(11) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Domestic	$164,105	$44,737	$85,775
Foreign	(54,459)	(6,215)	58,110
Total	$109,646	$38,522	$143,885
The provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Current:
Federal	$46,775	$17,184	$5,264
State	11,120	6,918	5,006
Foreign	5,719	10,428	6,930
	63,614	34,530	17,200
Deferred
Federal	12,254	33,858	20,574
State	2,766	1,840	2,074
Foreign	(13,090)	(3,378)	8,471
	1,930	32,320	31,119
Provision for income taxes	$65,544	$66,850	$48,319
The Company's effective tax rate for fiscal years 2015, 2014 and 2013 was 59.8%, 173.5% and 33.6%, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Tax expense at US statutory rate	$38,376	$13,483	$50,360
State income taxes, net of federal benefit	8,449	7,429	4,052
Foreign rate differential	3,951	(2,916)	(10,478)
Non-deductible transaction costs	—	—	657
Uncertain tax position releases	—	—	(4,010)
Uncertain tax position interest and penalties	32	2,217	457
Goodwill impairment	10,974	44,273	—
Other	3,762	2,364	7,281
Provision for income taxes	$65,544	$66,850	$48,319

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)
The components of the total net deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Workers compensation and other claims related accruals	$15,316	$15,904
Provision for doubtful accounts	12,654	8,921
Closure, post-closure and remedial liabilities	37,407	43,640
Accrued expenses	12,455	13,451
Accrued compensation	5,425	12,094
Net operating loss carryforwards(1)	41,191	46,740
Tax credit carryforwards(2)	25,040	29,347
Uncertain tax positions accrued interest and federal benefit	1,219	1,953
Stock-based compensation	615	489
Other	7,421	3,622
Total deferred tax assets	158,743	176,161
Deferred tax liabilities:
Property, plant and equipment	(221,969)	(232,106)
Permits and other intangible assets	(159,698)	(155,326)
Total deferred tax liabilities	(381,667)	(387,432)
Total net deferred tax liability before valuation allowance	(222,924)	(211,271)
Less valuation allowance	(30,916)	(29,061)
Net deferred tax liabilities	$(253,840)	$(240,332)
___________________________________

(1)
As of December 31, 2015, the net operating loss carryforwards included (i) state net operating loss carryovers of $63.1 million which will begin to expire in 2016, (ii) federal net operating loss carryforwards of $72.0 million which will begin to expire in 2025, and (iii) foreign net operating loss carryforwards of $49.7 million which will begin to expire in 2016.

(2)	As of December 31, 2015, the foreign tax credit carryforwards of $25.0 million will expire between 2016 and 2024.
The Company does not accrue U.S. tax for foreign earnings that it considers to be permanently reinvested outside the United States. Consequently, the Company has not provided any U.S. tax on the unremitted earnings of its foreign subsidiaries. As of December 31, 2015, the amount of earnings for which no repatriation tax has been provided was $212.7 million. It is not practicable to estimate the amount of additional tax that might be payable on those earnings if repatriated.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2015 and 2014, the Company had a valuation allowance of $30.9 million and $29.1 million, respectively. The total allowance as of December 31, 2015 consisted of $18.7 million of foreign tax credits, $4.1 million of state net operating loss carryforwards, $6.8 million of foreign net operating loss carryforwards and $1.3 million for the deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2014 consisted of $16.5 million of foreign tax credits, $3.9 million of state net operating loss carryforwards and $6.7 million of foreign net operating loss carryforwards and $2.0 million for the deferred tax assets of a Canadian subsidiary.
The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2015 included accrued interest of $0.4 million. Interest expense that is recorded as a tax expense against the liability for unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 included interest and penalties of $0.1 million, $0.3 million and $0.3 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) INCOME TAXES (Continued)
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2013 through December 31, 2015, were as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits as of January 1	$2,537	$1,304	$3,543
Additions to current year tax positions	—	904	210
Additions to prior year tax positions	—	419	—
Settlements	(217)	—	—
Statute expiration	—	—	(2,843)
Foreign currency translation	(256)	(90)	394
Unrecognized tax benefits as of December 31	$2,064	$2,537	$1,304

At December 31, 2015, 2014 and 2013, the Company had recorded $2.1 million, $2.5 million and $1.3 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest, and penalties if applicable, related to unrecognized tax benefits as a component of income tax expense. The Company had approximately $0.4 million, $0.4 million and $0.2 million for the payment of interest accrued at December 31, 2015, 2014 and 2013, respectively.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2012 through 2014. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2011 through 2014. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
Due to expiring statute of limitation periods and the resolution of tax audits, the Company believes that total unrecognized tax benefits will decrease by approximately $0.5 million within the next 12 months.
(12) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted earnings (loss) per share (in thousands except for per share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$44,102	$(28,328)	$95,566
Denominator:
Weighted basic shares outstanding	58,324	60,311	60,574
Dilutive effect of equity-based compensation awards	110	—	154
Weighted dilutive shares outstanding	58,434	60,311	60,728

Basic earnings (loss) per share	$0.76	$(0.47)	$1.58
Diluted earnings (loss) per share	$0.76	$(0.47)	$1.57
For the year ended December 31, 2015, the dilutive effect of all then outstanding stock options, restricted stock awards and performance awards is included in the EPS calculations above except for 154,577 of outstanding performance stock awards for which the performance criteria were not attained at that time and 31,656 restricted stock awards which were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect. As a result of the net loss

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) EARNINGS (LOSS) PER SHARE (Continued)
reported for the year ended December 31, 2014, all outstanding stock options, restricted stock awards and performance awards totaling 562,896 were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect. For the year ended December 31, 2013, the dilutive effect of all then outstanding stock options, restricted stock awards and performance awards is included in the EPS calculations above except for 109,861 outstanding performance stock awards, respectively, for which the performance criteria were not attained at that time.

(13) STOCKHOLDERS' EQUITY
On March 13, 2015, the Company's board of directors increased the size of the Company’s current share repurchase program from $150 million to $300 million. The Company has funded and intends to continue to fund the repurchases through available cash resources. The repurchase program authorizes the Company to purchase the Company's common stock on the open market from time to time. The share repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. As of December 31, 2015, the Company had repurchased and retired a total of approximately 3.4 million shares of its common stock for approximately $177.7 million under this program. As of December 31, 2015, an additional $122.3 million remained available for repurchase of shares under this program.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2013	$50,627	$660	$(1,655)	$49,632
Other comprehensive (loss) income before reclassifications	(70,791)	1,452	482	(68,857)
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	—
Tax effects	—	(208)	(123)	(331)
Other comprehensive (loss) income	(70,791)	1,244	359	(69,188)
Balance at December 31, 2013	$(20,164)	$1,904	$(1,296)	$(19,556)
Other comprehensive (loss) income before reclassifications	(88,725)	1,159	(905)	(88,471)
Amounts reclassified out of accumulated other comprehensive loss	—	(3,388)	—	(3,388)
Tax effects	—	325	248	573
Other comprehensive loss	(88,725)	(1,904)	(657)	(91,286)
Balance at December 31, 2014	$(108,889)	$—	$(1,953)	$(110,842)
Other comprehensive loss before reclassifications	(144,050)	—	(7)	(144,057)
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	—
Tax effects	—	—	7	7
Other comprehensive loss	(144,050)	—	—	(144,050)
Balance at December 31, 2015	$(252,939)	$—	$(1,953)	$(254,892)
There were no reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2013 and 2015. The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income (loss), with presentation location, during the year ended December 31, 2014 were as follows (in thousands):

Comprehensive Loss Components	December 31, 2014	Location
Unrealized holding gains on available-for-sale investments	$3,388	Other (expense) income

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provided for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 2000 Plan expired on April 15, 2010, but as of December 31, 2015, 24,000 options remained outstanding under this plan. These options are fully vested with a weighted average exercise price of $28.05 and will remain outstanding until they are either exercised or expire in accordance with their terms.
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
As of December 31, 2015 and 2014, the Company had the following types of stock-based compensation awards outstanding under the 2000 Plan and the 2010 Plan (collectively, the "Plans"): stock options, restricted stock awards and performance stock awards. The stock options generally become exercisable up to five years from the date of grant, subject to certain employment requirements, and terminate 10 years from the date of grant. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria and continued service conditions as described below.
Total stock-based compensation cost charged to selling, general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 was $8.6 million, $8.8 million and $9.0 million, respectively. The total income tax benefit recognized in the consolidated statements of income from stock-based compensation was $2.3 million, $1.9 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The expected per annum forfeiture rates used to calculate compensation expense were 6% for all employees.
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
The following table summarizes information about restricted stock awards for the year ended December 31, 2015:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	383,021	$56.51
Granted	153,934	54.16
Vested	(128,989)	55.75
Forfeited	(45,348)	56.46
Unvested at December 31, 2015	362,618	$55.79
As of December 31, 2015, there was $11.5 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of restricted stock vested during 2015, 2014 and 2013 was $6.9 million, $9.4 million and $4.4 million, respectively.
Performance Stock Awards
The following information relates to performance stock awards that have been granted to employees under the Company's Plans. The compensation committee of the Company's board of directors established two-year performance targets which could potentially be achieved in the year granted or one year thereafter. Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors prior to or at the date of grant. The vesting of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)
the performance stock awards is based on achieving such targets typically based on revenue, Adjusted EBITDA margin, Return on Invested Capital ("ROIC") percentage, and Total Recordable Incident Rate. In addition performance stock awards include continued service conditions.
The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable. The expected forfeiture rate used to calculate compensation expense was 6% for all employees.
As of December 31, 2015, management determined that none of the performance criteria were achieved with respect to the performance stock awards granted in 2015 and as a result no stock-based compensation expense was recorded. For the performance stock awards granted in 2014, management determined that one of the four performance criteria was achieved and as a result the Company recognized stock based compensation on 25% of the original award, or $1.0 million, within selling, general and administrative expenses. These awards will vest over the remaining requisite service condition.
The following table summarizes information about performance stock awards for the year ended December 31, 2015:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2015	143,875	$60.94
Granted	168,186	56.40
Vested	(11,656)	54.28
Forfeited	(113,131)	61.18
Unvested at December 31, 2015	187,274	$57.13
As of December 31, 2015, there was $0.6 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards then deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during 2015 was $0.6 million. During 2014 and 2013 no performance awards vested.
Common Stock Awards
In the years ended December 31, 2015 and 2014, the Company did not issue any shares of common stock without restrictions under the Company's Plans.
Employee Benefit Plans
As of December 31, 2015, the Company has responsibility for a defined benefit plan that covered 15 active non-supervisory Canadian employees. For each of the years ended December 31, 2015, 2014 and 2013, net periodic pension cost was $0.3 million. At December 31, 2015, the fair value of the Company's plan assets was $8.4 million. The fair value of $6.6 million of these plan assets was considered a Level 1 measure and the fair value of $1.8 million of these plan assets was considered a Level 2 measure, according to the fair value hierarchy. At December 31, 2014, the fair value of the Company's plan assets was $9.4 million. The fair value of $7.5 million of these plan assets was considered a Level 1 measure and the fair value of $1.9 million of these plan assets was considered a Level 2 measure, according to the fair value hierarchy. As of December 31, 2015 and 2014, the projected benefit obligation was $10.0 million and $11.2 million, respectively.
The Company also has a profit-sharing plan under Section 401(k) of the Internal Revenue Code covering substantially all U.S. employees and a Canadian registered retired savings plan covering all Canadian employees. Both plans allow employees to make contributions up to a specified percentage of their compensation. The Company makes discretionary partial matching contributions established annually by the Board of Directors. The Company expensed $9.2 million, $12.0 million, and $8.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the U.S. plan and $3.0 million, $3.4 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the Canadian plan.

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
At December 31, 2015 and December 31, 2014, the Company had recorded reserves of $21.9 million and $33.6 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2015 and December 31, 2014, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.9 million and $2.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2015 and December 31, 2014, the $21.9 million and $33.6 million, respectively, of reserves consisted of (i) $18.9 million and $27.7 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $3.0 million and $5.9 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of December 31, 2015, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2015, were as follows:
Ville Mercier. In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (Cdn) in general damages and $10.0 million (Cdn) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are currently attempting to negotiate a resolution and hearings on the motions have been delayed. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Company has accrued for costs expected to be incurred relative to the resolution of this matter and believes this matter will not have future material effect on its financial position or results of operations.
Refinery Incident. In September 2014, a customer filed suit against the Company and two other contractors and their respective insurers seeking to be named as an additional insured on the Company’s and the other contractors’ liability policies for an April 2013 industrial fire that occurred at the customer’s refining facility. As of December 31, 2015 the Company and its insurers have resolved the dispute relating to the customer’s additional insured status and the customer has agreed to indemnify the Company from any additional losses relating to the matter. The Company believes that this matter is currently resolved and will not have any future material effect on its financial position or results of operations.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) COMMITMENTS AND CONTINGENCIES (Continued)
“Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2015 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 58 proceedings (excluding cases which have been settled but not formally dismissed) as of December 31, 2015, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2015. From January 1, 2015 to December 31, 2015, 30 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Fee Class Action Claims. In October 2010, two customers filed a complaint, individually and on behalf of all similarly situated customers in the State of Alabama, alleging that Safety-Kleen improperly assessed fuel surcharges and extended area service fees. In 2012, similar lawsuits were filed by the same law firm in California and Missouri. On January 15, 2015, the Company reached a tentative settlement of the pending class action lawsuits, which were broadened to include similar claims on behalf of customers in Florida, West Virginia and Arkansas. The settlement was approved by the court in a fairness hearing in June 2015. The settlement amount paid to class claimants was not material. The matter has been dismissed.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 128 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 128 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 126 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 126 third party sites, 32 are now settled, 16 are currently requiring expenditures on remediation and 78 are not currently requiring expenditures on remediation.

In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 10 of the 126 third party sites.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2015 and 2014, there were six and four proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
Leases
The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Lease terms range from 1 to 20 years. The following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2015 (in thousands):

Year	Total Operating Leases
2016	$37,064
2017	29,198
2018	21,926
2019	17,997
2020	12,406
Thereafter	24,387
Total minimum lease payments	$142,978
During the years ended December 31, 2015, 2014 and 2013, rent expense including short-term rentals was approximately $135.5 million, $129.6 million, and $124.4 million, respectively.

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
Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy is $0.3 million. The deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2015 and 2014, the Company had accrued $34.8 million and $34.0 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 1.29% and 1.28%, respectively. Actual expenditures in future periods can differ materially from accruals based on estimates.
Anticipated payments at December 31, 2015 for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2016	$14,735
2017	7,383
2018	4,948
2019	3,539
2020	1,829
Thereafter	3,109
Undiscounted self-insurance liabilities	35,543
Less: Discount	732
Total self-insurance liabilities (included in accrued expenses)	$34,811
(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. The Company's operations are managed in six reportable segments based primarily upon the nature of the various operations and services provided: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services.

Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment providing the product or service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, other non-cash charges (including goodwill impairment charge) not deemed representative of fundamental segment results and excludes other expense (income). Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)
The following table reconciles third party revenues to direct revenues for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	For the Year Ended December 31, 2015
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$991,410	$957,337	$386,824	$674,102	$89,060	$175,946	$458	$3,275,137
Intersegment revenues, net	144,084	(32,982)	(79,991)	(39,241)	2,496	5,634	—	—
Corporate Items, net	3,586	(756)	(8)	3	157	200	(3,182)	—
Direct revenues	$1,139,080	$923,599	$306,825	$634,864	$91,713	$181,780	$(2,724)	$3,275,137

	For the Year Ended December 31, 2014
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$1,043,267	$681,779	$533,587	$667,320	$172,218	$303,189	$276	$3,401,636
Intersegment revenues, net	156,543	(42,681)	(201,859)	80,477	2,434	5,086	—	—
Corporate Items, net	5,573	271	(5)	(58)	80	(5)	(5,856)	—
Direct revenues	$1,205,383	$639,369	$331,723	$747,739	$174,732	$308,270	$(5,580)	$3,401,636

	For the Year Ended December 31, 2013
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Third party revenues	$1,023,926	$708,523	$528,636	$665,008	$208,545	$383,959	$(8,941)	$3,509,656
Intersegment revenues, net	120,382	(44,717)	(193,009)	107,007	3,450	6,887	—	—
Corporate Items, net	3,507	(217)	—	84	390	(341)	(3,423)	—
Direct revenues	$1,147,815	$663,589	$335,627	$772,099	$212,385	$390,505	$(12,364)	$3,509,656

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results and other expense (income) to its segments.

	For the Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA:
Technical Services	$291,737	$328,130	$285,520
Industrial and Field Services	157,500	87,591	96,804
Kleen Performance Products	32,189	51,561	57,003
SK Environmental Services	140,073	113,986	112,722
Lodging Services	16,478	61,438	80,358
Oil and Gas Field Services	(827)	40,114	67,855
Corporate Items	(132,983)	(160,901)	(190,157)
Total	504,167	521,919	510,105
Reconciliation to Consolidated Statements of Income (Loss):
Pre-tax, non-cash acquisition accounting inventory adjustment	—	—	13,559
Accretion of environmental liabilities	10,402	10,612	11,541
Depreciation and amortization	274,194	276,083	264,449
Goodwill impairment charge	31,992	123,414	—
Income from operations	187,579	111,810	220,556
Other expense (income)	1,380	(4,380)	(1,705)
Interest expense, net of interest income	76,553	77,668	78,376
Income from operations before provision for income taxes	$109,646	$38,522	$143,885
Revenue, property, plant and equipment and intangible assets outside of the United States
For the year ended December 31, 2015, the Company generated $2,576.2 million or 78.7% of revenues in the United States and Puerto Rico, $695.0 million or 21.2% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2014, the Company generated $2,414.6 million or 71.0% of revenues in the United States and Puerto Rico, $982.1 million or 28.9% of revenues in Canada, and less than 1.0% of revenues in other international locations. For the year ended December 31, 2013, the Company generated $2,376.2 million or 67.7% of revenues in the United States and Puerto Rico, $1,125.0 million or 32.1% of revenues in Canada, and less than 1.0% of revenues in other international locations.
As of December 31, 2015, the Company had property, plant and equipment, net of depreciation and amortization of $1,532.5 million, and permits and other intangible assets of $506.8 million. Of these totals, $449.3 million or 29.3% of property, plant and equipment and $71.7 million or 14.2% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2014, the Company had property, plant and equipment, net of depreciation and amortization of $1,558.8 million, and permits and other intangible assets of $530.1 million. Of these totals, $587.4 million or 37.7% of property, plant and equipment and $94.2 million or 17.8% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)
The following table presents assets by reported segment and in the aggregate (in thousands).

	December 31, 2015	December 31, 2014
Property, plant and equipment, net
Technical Services	$483,425	$412,323
Industrial and Field Services	237,660	245,115
Kleen Performance Products	193,855	201,451
SK Environmental Services	264,539	240,078
Lodging Services	105,208	141,965
Oil and Gas Field Services	156,286	215,574
Corporate Items	91,494	102,328
Total property, plant and equipment, net	$1,532,467	$1,558,834

Goodwill and Permits and other intangibles, net
Technical Services
Goodwill	$49,267	$50,092
Permits and other intangibles, net	73,601	74,870
Total Technical Services	122,868	124,962

Industrial and Field Services
Goodwill	105,286	109,214
Permits and other intangibles, net	14,649	17,801
Total Industrial and Field Services	119,935	127,015

Kleen Performance Products
Goodwill	49,755	50,883
Permits and other intangibles, net	140,410	151,041
Total Kleen Performance Products	190,165	201,924

SK Environmental Services
Goodwill	216,589	173,873
Permits and other intangibles, net	256,251	252,897
Total SK Environmental Services	472,840	426,770

Lodging Services
Goodwill	32,208	34,863
Permits and other intangibles, net	7,045	10,744
Total Lodging Services	39,253	45,607

Oil and Gas Field Services
Goodwill	—	33,744
Permits and other intangibles, net	14,862	22,727
Total Oil and Gas Field Services	14,862	56,471
Total	$959,923	$982,749

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) SEGMENT REPORTING (Continued)
The following table presents the total assets by reported segment (in thousands).

	December 31, 2015	December 31, 2014	December 31, 2013
Technical Services	$800,060	$756,169	$699,675
Industrial and Field Services	368,858	392,652	410,233
Kleen Performance Products	492,483	538,921	642,901
SK Environmental Services	805,488	731,072	774,756
Lodging Services	181,357	231,782	239,056
Oil and Gas Field Services	244,210	361,223	381,057
Corporate Items	538,972	677,604	788,752
Total	$3,431,428	$3,689,423	$3,936,430
The following table presents the total assets by geographical area (in thousands).

	December 31, 2015	December 31, 2014	December 31, 2013
United States	$2,575,746	$2,557,639	$2,667,438
Canada	851,949	1,128,458	1,266,505
Other foreign	3,733	3,326	2,487
Total	$3,431,428	$3,689,423	$3,936,430
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating balance sheet at December 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$11,017	$83,479	$90,212	$—	$184,708
Intercompany receivables	164,709	213,243	39,804	(417,756)	—
Accounts receivable, net	—	404,580	91,424	—	496,004
Other current assets	—	179,969	60,515	—	240,484
Property, plant and equipment, net	—	1,082,466	450,001	—	1,532,467
Investments in subsidiaries	2,547,307	522,067	—	(3,069,374)	—
Intercompany debt receivable	—	260,957	3,701	(264,658)	—
Goodwill	—	367,306	85,799	—	453,105
Permits and other intangibles, net	—	435,080	71,738	—	506,818
Other long-term assets	1,068	10,274	6,500	—	17,842
Total assets	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428
Liabilities and Stockholders' Equity:
Current liabilities	$20,813	$424,588	$71,719	$—	$517,120
Intercompany payables	220,762	195,287	1,707	(417,756)	—
Closure, post-closure and remedial liabilities, net	—	153,190	14,656	—	167,846
Long-term obligations	1,382,543	—	—	—	1,382,543
Capital lease obligations, net	—	—	—	—	—
Intercompany debt payable	3,701	—	260,957	(264,658)	—
Other long-term liabilities	—	239,049	28,588	—	267,637
Total liabilities	1,627,819	1,012,114	377,627	(682,414)	2,335,146
Stockholders' equity	1,096,282	2,547,307	522,067	(3,069,374)	1,096,282
Total liabilities and stockholders' equity	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating balance sheet at December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$1,006	$154,147	$91,726	$—	$246,879
Intercompany receivables	133,219	156,920	39,724	(329,863)	—
Accounts receivable, net	—	414,205	142,926	—	557,131
Other current assets	—	241,232	81,191	—	322,423
Property, plant and equipment, net	—	970,757	588,077	—	1,558,834
Investments in subsidiaries	2,694,727	663,191	—	(3,357,918)	—
Intercompany debt receivable	—	327,634	3,701	(331,335)	—
Goodwill	—	324,930	127,739	—	452,669
Permits and other intangibles, net	—	435,906	94,174	—	530,080
Other long-term assets	1,946	12,959	6,502	—	21,407
Total assets	$2,830,898	$3,701,881	$1,175,760	$(4,019,116)	$3,689,423
Liabilities and Stockholders' Equity:
Current liabilities	$20,820	$444,059	$107,592	$—	$572,471
Intercompany payables	163,361	164,231	2,271	(329,863)	—
Closure, post-closure and remedial liabilities, net	—	158,622	25,109	—	183,731
Long-term obligations	1,380,145	—	—	—	1,380,145
Capital lease obligations, net	—	—	—	—	—
Intercompany debt payable	3,701	—	327,634	(331,335)	—
Other long-term liabilities	—	240,242	49,963	—	290,205
Total liabilities	1,568,027	1,007,154	512,569	(661,198)	2,426,552
Stockholders' equity	1,262,871	2,694,727	663,191	(3,357,918)	1,262,871
Total liabilities and stockholders' equity	$2,830,898	$3,701,881	$1,175,760	$(4,019,116)	$3,689,423

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of income (loss) for the year ended December 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$2,111,086	$692,216	$(59,030)	$2,744,272
Product revenues	—	458,314	83,970	(11,419)	530,865
Total revenues	—	2,569,400	776,186	(70,449)	3,275,137
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	5	1,415,435	542,497	(59,030)	1,898,907
Product cost of revenues	—	410,128	59,190	(11,419)	457,899
Total cost of revenues	5	1,825,563	601,687	(70,449)	2,356,806
Selling, general and administrative expenses	101	329,069	84,994	—	414,164
Accretion of environmental liabilities	—	9,209	1,193	—	10,402
Depreciation and amortization	—	184,017	90,177	—	274,194
Goodwill impairment charge	—	4,164	27,828	—	31,992
(Loss) income from operations	(106)	217,378	(29,693)	—	187,579
Other income (loss)	—	491	(1,871)	—	(1,380)
Interest (expense) income, net	(78,621)	1,860	208	—	(76,553)
Equity in earnings of subsidiaries, net of tax	91,339	(47,141)	—	(44,198)	—
Intercompany interest income (expense)	—	23,156	(23,156)	—	—
Income before (benefit) provision for income taxes	12,612	195,744	(54,512)	(44,198)	109,646
(Benefit) provision for income taxes	(31,490)	104,405	(7,371)	—	65,544
Net income (loss)	44,102	91,339	(47,141)	(44,198)	44,102
Other comprehensive loss	(144,050)	(144,050)	(93,983)	238,033	(144,050)
Comprehensive loss	$(99,948)	$(52,711)	$(141,124)	$193,835	$(99,948)

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of (loss) income for the year ended December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	—	1,786,695	876,085	(22,984)	2,639,796
Product revenues	—	619,802	148,671	(6,633)	761,840
Total revenues	—	2,406,497	1,024,756	(29,617)	3,401,636
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,172,181	641,180	(22,984)	1,790,377
Product cost of revenues	—	538,671	119,381	(6,633)	651,419
Total cost of revenues	—	1,710,852	760,561	(29,617)	2,441,796
Selling, general and administrative expenses	114	321,069	116,738	—	437,921
Accretion of environmental liabilities	—	9,240	1,372	—	10,612
Depreciation and amortization	—	173,447	102,636	—	276,083
Goodwill impairment charge	—	105,466	17,948	—	123,414
(Loss) income from operations	(114)	86,423	25,501	—	111,810
Other income	—	3,369	1,011	—	4,380
Interest (expense) income, net	(78,570)	800	102	—	(77,668)
Equity in earnings of subsidiaries, net of tax	18,882	(9,031)	—	(9,851)	—
Intercompany dividend income	—	—	6,238	(6,238)	—
Intercompany interest income (expense)	—	28,596	(28,596)	—	—
Income before (benefit) provision for income taxes	(59,802)	110,157	4,256	(16,089)	38,522
(Benefit) provision for income taxes	(31,474)	91,275	7,049	—	66,850
Net (loss) income	(28,328)	18,882	(2,793)	(16,089)	(28,328)
Other comprehensive loss	(91,286)	(91,286)	(37,157)	128,443	(91,286)
Comprehensive loss	$(119,614)	$(72,404)	$(39,950)	$112,354	$(119,614)

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$9,543	$314,585	$72,255	—	$396,383
Cash flows from investing activities:
Additions to property, plant and equipment	—	(220,789)	(36,407)	—	(257,196)
Proceeds from sales of fixed assets	—	1,447	4,748	—	6,195
Acquisitions, net of cash acquired	—	(94,345)	—	—	(94,345)
Additions to intangible assets including costs to obtain or renew permits	—	—	(5,296)	—	(5,296)
Intercompany	—	(75,506)	—	75,506	—
Intercompany debt	—	14,272	—	(14,272)	—
Net cash used in investing activities	—	(374,921)	(36,955)	61,234	(350,642)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	(10,129)	(4,501)	—	(14,630)
Proceeds from exercise of stock options	397	—	—	—	397
Remittance of shares, net	(2,159)	—	—	—	(2,159)
Excess tax benefit of stock-based compensation	71	—	—	—	71
Repurchases of common stock	(73,347)	—	—	—	(73,347)
Payments on capital leases	—	(203)	(308)	—	(511)
Intercompany	75,506	—	—	(75,506)	—
Intercompany debt	—	—	(14,272)	14,272	—
Net cash from (used in) financing activities	468	(10,332)	(19,081)	(61,234)	(90,179)
Effect of exchange rate change on cash	—	—	(17,733)	—	(17,733)
Increase (decrease) in cash and cash equivalents	10,011	(70,668)	(1,514)	—	(62,171)
Cash and cash equivalents, beginning of year	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of year	$11,017	$83,479	$90,212	—	$184,708

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2014 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$(5,242)	$70,761	$250,433	(18,586)	$297,366
Cash flows from investing activities:
Additions to property, plant and equipment	—	(172,525)	(85,088)	—	(257,613)
Proceeds from sales of fixed assets	—	3,956	4,208	—	8,164
Acquisitions, net of cash acquired	—	(6,550)	(9,637)	—	(16,187)
Additions to intangible assets, including costs to obtain or renew permits	—	(623)	(5,896)	—	(6,519)
Intercompany	—	(112,134)	—	112,134	—
Intercompany debt	—	143,467	—	(143,467)	—
Proceeds from sale of long-term investments	—	—	13,861	—	13,861
Net cash used in investing activities	—	(144,409)	(82,552)	(31,333)	(258,294)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	11,046	4,023	—	15,069
Remittance of shares, net	(2,793)	—	—	—	(2,793)
Repurchases of common stock	(104,341)	—	—	—	(104,341)
Proceeds from employee stock purchase plan	4,364	—	—	—	4,364
Payments on capital leases	—	(170)	(1,952)	—	(2,122)
Repayments of long-term obligations	(5,000)	—	—	—	(5,000)
Excess tax benefit of stock-based compensation	878	—	—	—	878
Dividends paid	—	(18,586)	—	18,586	—
Intercompany	112,134	—	—	(112,134)	—
Intercompany debt	—	—	(143,467)	143,467	—
Net cash from (used in) financing activities	5,242	(7,710)	(141,396)	49,919	(93,945)
Effect of exchange rate change on cash	—	—	(8,321)	—	(8,321)
(Decrease) increase in cash and cash equivalents	—	(81,358)	18,164	—	(63,194)
Cash and cash equivalents, beginning of year	1,006	235,505	73,562	—	310,073
Cash and cash equivalents, end of year	$1,006	$154,147	$91,726	$—	$246,879

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2013 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$(33,932)	$277,445	$185,686	(13,360)	$415,839
Cash flows from investing activities:
Additions to property, plant and equipment	—	(145,075)	(135,132)	—	(280,207)
Proceeds from sales of fixed assets and assets held for sale	—	1,078	3,621	—	4,699
Acquisitions, net of cash acquired	(6,025)	(57,239)	—	—	(63,264)
Additions to intangible assets including costs to obtain or renew permits	—	(5,247)	(1,493)	—	(6,740)
Intercompany debt	—	27,525	—	(27,525)	—
Net cash used in investing activities	(6,025)	(178,958)	(133,004)	(27,525)	(345,512)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	9,922	2,346	—	12,268
Proceeds from employee stock purchase plan	7,425	—	—	—	7,425
Proceeds from exercise of stock options	400	—	—	—	400
Remittance of shares, net	(731)	—	—	—	(731)
Excess tax benefit of stock-based compensation	1,409	—	—	—	1,409
Deferred financing costs paid	(2,504)	—	—	—	(2,504)
Payments of capital leases	—	(227)	(4,664)	—	(4,891)
Issuance costs related to issuance of common stock	(250)	—	—	—	(250)
Dividends paid	—	(13,360)	—	13,360	—
Intercompany debt	—	—	(27,525)	27,525	—
Net cash from (used in) financing activities	5,749	(3,665)	(29,843)	40,885	13,126
Effect of exchange rate change on cash	—	—	(3,216)	—	(3,216)
(Decrease) increase in cash and cash equivalents	(34,208)	94,822	19,623	—	80,237
Cash and cash equivalents, beginning of year	35,214	140,683	53,939	—	229,836
Cash and cash equivalents, end of year	$1,006	$235,505	$73,562	$—	$310,073

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2015
Revenues	$732,499	$936,228	$893,366	$713,044
Cost of revenues (1)	546,507	652,688	634,646	522,965
Income from operations (4)	7,302	60,758	93,970	25,549
Other income (expense)	409	(660)	(139)	(990)
Net (loss) income	(7,089)	10,395	40,228	568
Basic (loss) earnings per share (2)	(0.12)	0.18	0.69	0.01
Diluted (loss) earnings per share (2)	(0.12)	0.18	0.69	0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
	(in thousands except per share amounts)
2014
Revenues	$846,667	$858,480	$851,465	$845,024
Cost of revenues (1)	625,719	606,950	598,407	610,720
Income (loss) from operations (4)	29,906	67,115	(42,748)	57,537
Other income (expense)	4,178	(655)	613	244
Net income (loss)	8,960	28,672	(93,337)	27,377
Basic earnings (loss) per share (2)	0.15	0.47	(1.55)	0.46
Diluted earnings (loss) per share (2)	0.15	0.47	(1.55)	0.46
______________________________________

(1)	Items shown separately on the statements of income consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
(Loss) earnings per share are computed independently for each of the quarters presented. Accordingly, the quarterly basic and diluted (loss) earnings per share may not equal the total computed for the year.

(3)
In the fourth quarter of 2014 an adjustment was recorded to correct income tax expense that was recorded in the third quarter of 2014 resulting in a benefit of approximately $5.4 million in the fourth quarter.

(4)
The second quarter of 2015 results include a $32.0 million goodwill impairment charge in our Oil and Gas Field Services reporting unit and the third quarter of 2014 results include a $123.4 million goodwill impairment charge in our Kleen Performance Products reporting unit.

(20) SUBSEQUENT EVENTS

On February 3, 2016, the Company purchased a re-refinery facility located in Nevada from Vertex Energy, Inc. for a purchase price of $35.0 million in cash, subject to customary post-closing adjustments. The acquired re-refinery facility further expands the Company's re-refinery network within its Kleen Performance Products segment.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2015
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2013	$1,246	$7,933	$1,825	$7,354
2014	$7,354	$8,917	$2,795	$13,476
2015	$13,476	$4,793	$3,075	$15,194
________________________________________

(a)	Amounts deemed uncollectible, net of recoveries.

Revenue Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2013	$9,879	$16,401	$15,528	$10,752
2014	$10,752	$20,237	$18,804	$12,185
2015	$12,185	$28,312	$24,265	$16,232
________________________________________

(b)
Due to the nature of the Company's business and the invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services provided, the Company's invoices are based on quotes that can either generate credits or debits when the actual revenue amount is known. Based on industry knowledge and historical trends, the Company records a revenue allowance accordingly. This practice causes the volume of activity flowing through the revenue allowance during the year to be higher than the balance at the end of the year. Increases in overall sales volumes and the expansion of the customer base in recent years have also increased the volume of additions and deductions to the allowance during the year, as well as increased the amount of the allowance at the end of the year. The revenue allowance is intended to cover the net amount of revenue adjustments that may need to be credited to customers' accounts in future periods. Management determines the appropriate total revenue allowance by evaluating the following factors on a customer-by-customer basis as well as on a consolidated level: trends in adjustments to previously billed amounts, existing economic conditions and other information as deemed applicable. Revenue allowance estimates can differ materially from the actual adjustments, but historically the revenue allowance has been sufficient to cover the net amount of the reserve adjustments issued in subsequent reporting periods.

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Reserves	Balance End of Period
2013	$26,325	$(1,545)	$4,946	$29,726
2014	$29,726	$(1,812)	$1,147	$29,061
2015	$29,061	$2,274	$(419)	$30,916

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2015. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria in the Internal Control—Integrated Framework (2013).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2015, which is included below in this Item 9A of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Norwell, Massachusetts
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2016

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2016 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2016.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2016 annual meeting of shareholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2016 annual meeting of shareholders, the following table includes information as of December 31, 2015 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's shareholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	24,000	$28.05	4,986,477
___________________________________________

(1)
Includes: (i) the Company's 2000 Stock Incentive Plan which expired in 2010, but under which there were on December 31, 2015 outstanding options for an aggregate of 24,000 shares; and (ii) the Company's 2010 Stock Incentive Plan (the "2010 Plan") under which there were on December 31, 2015 no outstanding options but 4,986,477 shares were available for grant of future options, stock appreciation rights, restricted stock awards, restricted stock units and certain other forms of equity incentives. See Note 15, "Stock-Based Compensation and Employee Benefit Plans," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman of the Board of Directors and Chief Executive Officer	February 25, 2016
Alan S. McKim

/s/ MICHAEL L. BATTLES	Executive Vice President and Chief Financial Officer	February 25, 2016
Michael L. Battles

/s/ ERIC J. DUGAS	Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2016
Eric J. Dugas

*	Vice Chairman of the Board of Directors and President	February 25, 2016
James M. Rutledge

*	Director	February 25, 2016
Gene Banucci

*	Director	February 25, 2016
John P. DeVillars

*	Director	February 25, 2016
Edward G. Galante

*	Director	February 25, 2016
Rod Marlin

*	Director	February 25, 2016
Daniel J. McCarthy

*	Director	February 25, 2016
John T. Preston

*	Director	February 25, 2016
Andrea Robertson

*	Director	February 25, 2016
Thomas J. Shields

*	Director	February 25, 2016
John R. Welch

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors	(8)
3.4D	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
4.33E-1	Fourth Amended and Restated Credit Agreement dated as of January 17, 2013 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(10)
4.33F	Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of May 31, 2011 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(11)
4.33G	Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33H	Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of May 31, 2011 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(11)
4.33I	Security Agreement (U.S. Domiciled Loan Parties) dated as of January 17, 2013 among Clean Harbors, Inc. , as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(10)
4.33J	Security Agreement (Canadian Domiciled Loan Parties) dated as of May 31, 2011 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the Canadian subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(11)
4.40	Indenture dated as of July 30, 2012, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee	(12)
4.42	Indenture dated as of December 7, 2012, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(13)
10.43*	Key Employee Retention Plan	(14)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(15)
10.45	Bill of Sale and Assignment dated as of September 10, 2002 by Safety-Kleen Services, Inc. and its Subsidiaries named therein, as Sellers, and Clean Harbors, Inc., as Purchaser, and its Subsidiaries named therein, as Purchasing Subs	(4)
10.46	Assumption Agreement made as of September 10, 2002 by Clean Harbors, Inc. in favor of Safety-Kleen Services, Inc. and its Subsidiaries named therein	(4)
10.50*	Accepted offer letter, severance agreement, and relocation package and agreement, effective August 1, 2005, between the Company and James M. Rutledge	(16)

Item No.	Description	Location
10.52B*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated on March 5, 2012]	(17)
10.53*	Clean Harbors, Inc. Annual CEO Incentive Bonus Plan	(18)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(19)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	(15)
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54D*	Amendment to Section 8 and 10(i) of the Company’s 2010 Stock Incentive Plan	(20)
10.55*	Clean Harbors, Inc. 2014 CEO Annual Incentive Plan	(21)
10.55A*	Amendment to Section 6(m) of Clean Harbors, Inc. 2014 Annual CEO Incentive Plan	(22)
10.56*	Mike Battles accepted offer letter effective as of January 6, 2016	(23)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO Michael L. Battles	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(24)
_______________________________________________

(*)	A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(f) of Form 10-K.

(1)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on October 31, 2012.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 22, 2014.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 18, 2013.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on June 3, 2011.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 30, 2012.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 10, 2012.

(14)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.

(16)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on August 1, 2005.

(17)	Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2012 annual meeting of shareholders filed on March 23, 2012.

(18)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2009.

(19)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2010.

(20)	Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement filed on March 22, 2013.

(21)	Incorporated by reference by Appendix A to the Company’s definitive Proxy Statement filed on March 22, 2013.

(22)	Incorporated by reference to Appendix A to the Company's definitive Proxy Statement for its 2014 annual meeting of shareholders filed on April 29, 2014.

(23)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 11, 2016.

(24)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.