Form 10-Q
period 2016-03-31
CLEAN HARBORS INC
filed 2016-05-04
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	57,552,959
(Class)	(Outstanding as of April 29, 2016)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$355,345	$184,708
Accounts receivable, net of allowances aggregating $28,628 and $31,426, respectively	458,301	496,004
Unbilled accounts receivable	31,805	25,940
Deferred costs	19,346	18,758
Inventories and supplies	154,768	149,521
Prepaid expenses and other current assets	44,056	46,265
Total current assets	1,063,621	921,196
Property, plant and equipment, net	1,596,872	1,532,467
Other assets:
Deferred financing costs	1,627	1,847
Goodwill	460,642	453,105
Permits and other intangibles, net	502,532	506,818
Other	16,381	15,995
Total other assets	981,182	977,765
Total assets	$3,641,675	$3,431,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$188,834	$241,183
Deferred revenue	63,587	61,882
Accrued expenses	191,592	193,660
Current portion of closure, post-closure and remedial liabilities	21,497	20,395
Total current liabilities	465,510	517,120
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,194 and $7,229, respectively	50,896	49,020
Remedial liabilities, less current portion of $14,303 and $13,166, respectively	117,076	118,826
Long-term obligations	1,631,603	1,382,543
Deferred taxes, unrecognized tax benefits and other long-term liabilities	260,017	267,637
Total other liabilities	2,059,592	1,818,026
Commitments and contingent liabilities (See Note 14)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 57,551,188 and 57,593,201 shares, respectively	576	576
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	733,726	738,401
Accumulated other comprehensive loss	(209,055)	(254,892)
Accumulated earnings	591,795	612,666
Total stockholders’ equity	1,116,573	1,096,282
Total liabilities and stockholders’ equity	$3,641,675	$3,431,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Service revenues	$530,231	$596,330
Product revenues	105,852	136,169
Total revenues	636,083	732,499
Cost of revenues (exclusive of items shown separately below)
Service revenues	373,986	416,390
Product revenues	90,293	130,117
Total cost of revenues	464,279	546,507
Selling, general and administrative expenses	104,484	107,715
Accretion of environmental liabilities	2,505	2,619
Depreciation and amortization	68,902	68,356
(Loss) income from operations	(4,087)	7,302
Other (expense) income	(350)	409
Interest expense, net of interest income of $150 and $151, respectively	(18,980)	(19,438)
Loss before benefit for income taxes	(23,417)	(11,727)
Benefit for income taxes	(2,546)	(4,638)
Net loss	$(20,871)	$(7,089)
Loss per share:
Basic	$(0.36)	$(0.12)
Diluted	$(0.36)	$(0.12)
Shares used to compute loss per share - Basic	57,617	58,875
Shares used to compute loss per share - Diluted	57,617	58,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(20,871)	$(7,089)
Other comprehensive income (loss):
Foreign currency translation adjustments	45,837	(77,403)
Other comprehensive income (loss)	45,837	(77,403)
Comprehensive income (loss)	$24,966	$(84,492)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,871)	$(7,089)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	68,902	68,356
Allowance for doubtful accounts	1,072	2,204
Amortization of deferred financing costs and debt discount	872	819
Accretion of environmental liabilities	2,505	2,619
Changes in environmental liability estimates	(95)	385
Deferred income taxes	7	(903)
Stock-based compensation	2,093	1,850
Excess tax benefit of stock-based compensation	—	(5)
Net tax deficiency on stock based awards	(345)	(111)
Other expense (income)	350	(409)
Environmental expenditures	(3,518)	(5,604)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	35,839	27,065
Inventories and supplies	(2,882)	22,131
Other current assets	1,838	374
Accounts payable	(36,195)	2,623
Other current and long-term liabilities	(10,283)	(29,528)
Net cash from operating activities	39,289	84,777
Cash flows from investing activities:
Additions to property, plant and equipment	(75,781)	(52,949)
Proceeds from sales of fixed assets	1,273	760
Acquisitions, net of cash acquired	(34,993)	—
Additions to intangible assets, including costs to obtain or renew permits	(512)	(1,171)
Net cash used in investing activities	(110,013)	(53,360)
Cash flows from financing activities:
Change in uncashed checks	(5,218)	(20,268)
Issuance of restricted shares, net of shares remitted	(1,425)	(1,154)
Repurchases of common stock	(4,998)	(15,379)
Deferred financing costs paid	(2,190)	—
Payments on capital leases	—	(398)
Excess tax benefit of stock-based compensation	—	5
Issuance of senior secured notes, including premium	250,625	—
Net cash from financing activities	236,794	(37,194)
Effect of exchange rate change on cash	4,567	(7,363)
Increase (decrease) in cash and cash equivalents	170,637	(13,140)
Cash and cash equivalents, beginning of period	184,708	246,879
Cash and cash equivalents, end of period	$355,345	$233,739
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$21,808	$21,667
Income taxes paid (received)	5,848	(3,790)
Non-cash investing and financing activities:
Accrual for repurchased shares	—	736
Property, plant and equipment accrued	14,947	22,832
Receivable for estimated purchase price adjustment	250	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2016	57,593	$576	$(469)	$738,401	$(254,892)	$612,666	$1,096,282
Net loss	—	—	—	—	—	(20,871)	(20,871)
Other comprehensive income	—	—	—	—	45,837	—	45,837
Stock-based compensation	—	—	—	2,093	—	—	2,093
Issuance of restricted shares, net of shares remitted	62	1	—	(1,426)	—	—	(1,425)
Repurchases of common stock	(104)	(1)	—	(4,997)	—	—	(4,998)
Net tax deficiency on stock based awards	—	—	—	(345)	—	—	(345)
Balance at March 31, 2016	57,551	$576	$(469)	$733,726	$(209,055)	$591,795	$1,116,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which includes the audited consolidated balance sheet as of December 31, 2015 from which the one presented herein was derived.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in these policies or their application.
Recent Accounting Pronouncements
Standards implemented
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-02, Consolidation (Topic 810). The amendment provides guidance regarding amendments to the consolidation analysis. The adoption of ASU 2015-02 as of January 1, 2016 did not have an impact on the Company's consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendment provides guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. This amendment eliminates the requirement to retrospectively account for those adjustments. The adoption of ASU 2015-16 as of January 1, 2016 did not have an impact on the Company's consolidated financial statements.
Standards to be implemented
The Company is currently evaluating the impact that the below standards to be implemented will have on the Company's consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this update are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.

In March 2016, FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). ASU 2016-08 reduces the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of Update 2014-09, Revenue from Contracts with Customers (Topic 606).

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.

In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 reduces the potential for diversity in initial application, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of Update 2014-09, Revenue from Contracts with Customers (Topic 606).

(3) BUSINESS COMBINATIONS
2016 Acquisition

On February 3, 2016, the Company purchased an oil re-refinery facility located in Nevada from Vertex Energy, Inc. for a purchase price of $35.0 million in cash, subject to customary post-closing adjustments. The acquired facility further expands the Company's re-refinery network within its Kleen Performance Products segment.

2015 Acquisitions

Thermo Fluids Inc.

On April 11, 2015, the Company completed the acquisition of Heckmann Environmental Services, Inc. (“HES”) and Thermo Fluids Inc. (“TFI”), a wholly-owned subsidiary of HES. The acquisition was accomplished through a purchase by Safety-Kleen, Inc., a wholly-owned subsidiary of the Company, of all of the issued and outstanding shares of HES from Nuverra Environmental Solutions, Inc. HES is a holding company that does not conduct any operations. TFI provides environmental services, including used oil recycling, used oil filter recycling, antifreeze products, parts washers and solvent recycling, and industrial waste management services, including vacuum services, remediation, lab pack and hazardous waste management. The Company acquired TFI for a purchase price of $79.3 million. The acquisition was financed with cash on hand and expands the Company’s environmental services customer base while also complimenting the SK Environmental Services network and presence in the western United States. The amount of revenue from TFI included in the Company's results of operations for the three months ended March 31, 2016 was $7.8 million. Results of TFI since acquisition have been included within the SK Environmental Services segment.

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of April 11, 2015. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company has finalized the purchase accounting for the acquisition of TFI. The impact of the purchase price measurement period adjustments and related tax impacts recorded in the current period was not material to the consolidated financial statements and accordingly the effects have not been retrospectively applied.

The following table summarizes the recognized amounts of assets acquired and liabilities assumed at April 11, 2015 (in thousands):

	At acquisition date April 11, 2015	Measurement Period Adjustments	At acquisition date as reported March 31, 2016
Accounts receivable	$7,109	$192	$7,301
Inventories and supplies	1,791	—	1,791
Prepaid and other current assets	1,749	(1,084)	665
Property, plant and equipment	30,468	(2,827)	27,641
Permits and other intangibles	20,000	(1,900)	18,100
Current liabilities	(5,859)	(25)	(5,884)
Closure and post-closure liabilities	(1,676)	(657)	(2,333)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(13,081)	3,907	(9,174)
Total identifiable net assets	40,501	(2,394)	38,107
Goodwill	36,591	4,638	41,229
Total	$77,092	$2,244	$79,336
Pro forma revenue and earnings amounts on a combined basis as if TFI had been acquired on January 1, 2015 are immaterial to the consolidated financial statements of the Company since that date.
Other 2015 Acquisition

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

(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Oil and oil products	$36,196	$33,603
Supplies and drums	79,035	78,132
Solvent and solutions	9,026	8,868
Modular camp accommodations	15,438	15,126
Other	15,073	13,792
Total inventories and supplies	$154,768	$149,521
As of March 31, 2016 and December 31, 2015, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.
(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$101,460	$100,582
Asset retirement costs (non-landfill)	12,188	12,434
Landfill assets	140,792	136,624
Buildings and improvements	353,869	344,209
Camp equipment	158,619	149,361
Vehicles	529,386	500,619
Equipment	1,400,407	1,328,915
Furniture and fixtures	5,477	5,337
Construction in progress	131,894	113,657
	2,834,092	2,691,738
Less - accumulated depreciation and amortization	1,237,220	1,159,271
Total property, plant and equipment, net	$1,596,872	$1,532,467
Interest in the amount of $1.2 million and $0.2 million was capitalized to fixed assets during the three months ended March 31, 2016 and March 31, 2015, respectively. Depreciation expense, inclusive of landfill amortization was $59.3 million and $57.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the three months ended March 31, 2016 were as follows (in thousands):

	Technical Services	Industrial & Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Totals
Balance at January 1, 2016	$49,267	$105,286	$49,755	$216,589	$32,208	$—	$453,105
Measurement period adjustment from prior acquisitions	—	—	—	2,095	—	—	2,095
Foreign currency translation and other	(573)	1,351	388	2,170	2,106	—	5,442
Balance at March 31, 2016	$48,694	$106,637	$50,143	$220,854	$34,314	$—	$460,642
The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company conducted the annual impairment test of goodwill for all reporting units as of December 31, 2015 and determined that no adjustment to the carrying value of goodwill for any reporting units was necessary because the fair value of each of the reporting units exceeded that reporting unit's respective carrying value. The Company's next annual impairment assessment will be performed as of December 31, 2016 unless indicators arise that would require the Company to re-evaluate at an earlier date.

As of March 31, 2016 and December 31, 2015, the Company's finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	March 31, 2016				December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$164,160	$63,179	$100,981	18.3	$161,396	$61,142	$100,254	19.0
Customer and supplier relationships	379,339	108,612	270,727	9.7	374,866	99,463	275,403	10.1
Other intangible assets	32,856	24,990	7,866	1.3	31,416	22,581	8,835	1.5
Total amortizable permits and other intangible assets	576,355	196,781	379,574	9.6	567,678	183,186	384,492	10.0
Trademarks and trade names	122,958	—	122,958	Indefinite	122,326	—	122,326	Indefinite
Total permits and other intangible assets	$699,313	$196,781	$502,532		$690,004	$183,186	$506,818
Amortization expense of permits and other intangible assets was $9.6 million and $11.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2016 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2016 (nine months)	$29,251
2017	33,936
2018	31,156
2019	28,438
2020	25,719
Thereafter	231,074
$379,574
(7) ACCRUED EXPENSES
Accrued expenses consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Insurance	$54,999	$55,899
Interest	21,864	20,500
Accrued compensation and benefits	40,690	35,646
Income, real estate, sales and other taxes	36,103	37,095
Other	37,936	44,520
	$191,592	$193,660

(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2016 through March 31, 2016 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2016	$32,023	$24,226	$56,249
Adjustments during the measurement period related to acquisitions	—	657	657
New asset retirement obligations	621	—	621
Accretion	691	567	1,258
Changes in estimates recorded to statement of operations	(283)	(132)	(415)
Expenditures	(112)	(391)	(503)
Currency translation and other	156	67	223
Balance at March 31, 2016	$33,096	$24,994	$58,090
All of the landfill facilities included in the above were active as of March 31, 2016. There were no significant charges (benefits) in 2016 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first three months of 2016 were discounted at the credit-adjusted risk-free rate of 6.23%.
(9) REMEDIAL LIABILITIES
The changes to remedial liabilities for the three months ended March 31, 2016 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2016	$2,327	$63,613	$66,052	$131,992
Accretion	26	678	543	1,247
Changes in estimates recorded to statement of operations	71	(101)	350	320
Expenditures	(26)	(956)	(2,033)	(3,015)
Currency translation and other	—	51	784	835
Balance at March 31, 2016	$2,398	$63,285	$65,696	$131,379
In the three months ended March 31, 2016 there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.
(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2016	December 31, 2015
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	595,000
Long-term obligations, at par	$1,645,000	$1,395,000
Unamortized debt issuance costs and premium, net	(13,397)	(12,457)
Long-term obligations, at carrying value	$1,631,603	$1,382,543

At March 31, 2016 and December 31, 2015, the fair value of the Company's 2020 Notes was $814.0 million and $812.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
On March 14, 2016, the Company issued through a private placement $250.0 million aggregate principal amount as additional notes under the indenture pursuant to which the Company previously issued on December 7, 2012, through a private placement $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 ("2021 Notes"). Interest payments are fixed semi-annually on June 1 and December 1 of each year. At March 31, 2016 and December 31, 2015, the fair value of the Company's 2021 Notes was $853.5 million and $599.5 million, respectively, based on quoted market prices for the instrument. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of March 31, 2016 and December 31, 2015 had no outstanding loan balances. At March 31, 2016, $156.4 million was available to borrow and outstanding letters of credit were $145.2 million. At December 31, 2015, $178.5 million was available to borrow and outstanding letters of credit were $144.6 million.
The revolving credit facility is guaranteed by all of Clean Harbors, Inc.'s (the "Parent's") domestic subsidiaries and secured by substantially all of the Parent’s and its domestic subsidiaries’ assets. Available credit for the Parent and its domestic subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. Available credit for Parent’s Canadian subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.

(11) LOSS PER SHARE
The following are computations of basic and diluted loss per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator for basic and diluted earnings per share:
Net loss	$(20,871)	$(7,089)

Denominator:
Basic shares outstanding	57,617	58,875
Dilutive shares outstanding	57,617	58,875

Basic loss per share:	$(0.36)	$(0.12)

Diluted loss per share:	$(0.36)	$(0.12)
As a result of the net loss reported for the three months ended March 31, 2016 and 2015, all then outstanding stock options, restricted stock awards and performance awards totaling 474,318 and 539,983, respectively, were excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the three months ended March 31, 2016 were as follows (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Total
Balance at January 1, 2016	$(252,939)	$(1,953)	$(254,892)
Other comprehensive income before reclassifications	45,837	—	45,837
Other comprehensive income	$45,837	$—	$45,837
Balance at March 31, 2016	$(207,102)	$(1,953)	$(209,055)
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016 and 2015.

(13) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2016 and March 31, 2015 was $2.1 million and $1.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.5 million for each of the three months ended March 31, 2016 and March 31, 2015.
Restricted Stock Awards
The following information relates to restricted stock awards that have been granted to employees and directors under the Company's equity incentive plans (the "Plans"). The restricted stock awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a three-to-five-year period or service as a director until the following annual meeting of shareholders. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over its vesting period.

The following table summarizes information about restricted stock awards for the three months ended March 31, 2016:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2016	362,618	$55.79
Granted	43,771	$43.87
Vested	(85,388)	$55.79
Forfeited	(15,346)	$57.20
Balance at March 31, 2016	305,655	$54.01

As of March 31, 2016, there was $12.4 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of restricted stock vested during the three months ended March 31, 2016 and March 31, 2015 was $3.8 million and $3.2 million, respectively.

Performance Stock Awards

The following information relates to performance stock awards that have been granted to employees under the Company's Plans. Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving such targets typically based on revenue, Adjusted EBITDA margin, return on invested capital percentage and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions. The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is considered probable.

The following table summarizes information about performance stock awards for the three months ended March 31, 2016:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2016	187,274	$57.13
Vested	(8,420)	$61.90
Forfeited	(10,191)	$57.65
Balance at March 31, 2016	168,663	$56.86

As of March 31, 2016, there was $0.6 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during the three months ended March 31, 2016 and March 31, 2015 was $0.4 million and $0.3 million, respectively.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock. During the three months ended March 31, 2016, the Company repurchased and retired a total of 0.1 million shares of the Company's common stock for a total cost of $5.0 million. Through March 31, 2016, the Company has repurchased and retired a total of 3.5 million shares of the Company's common stock for a total cost of $182.7 million under this program. As of March 31, 2016, an additional $117.3 million remains available for repurchase of shares under the current authorized program.
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
At March 31, 2016 and December 31, 2015, the Company had recorded reserves of $20.9 million and $21.9 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2016 and December 31, 2015, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million and $1.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2016 and December 31, 2015, the $20.9 million and $21.9 million, respectively, of reserves consisted of (i) $18.7 million and $18.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $2.2 million and $3.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2016, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2016, were as follows:
Ville Mercier.    In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (Cdn) in general damages and $10.0 million (Cdn) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are currently attempting to negotiate a resolution and hearings on the motions have been delayed. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Company has accrued for costs expected to be incurred relative to the resolution of this matter and believes this matter will not have a future material effect on its financial position or results of operations.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund

Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2016 were as follows:
Product Liability Cases. Safety-Kleen is named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 60 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2016, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene. Safety-Kleen maintains insurance that it believes will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2016. From January 1, 2016 to March 31, 2016, nine product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 129 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 129 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 127 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 127 third party sites, 32 are now settled, 17 are currently requiring expenditures on remediation and 78 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility, Clean Harbors believes its potential liability could exceed $100,000 at 13 of the 127 third party sites.
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
Third Party Sites.    Of the 127 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at six additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 127 third party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2016 and December 31, 2015, there were five and six proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(15) INCOME TAXES
The Company records a tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period. The estimated annual effective tax rate may be significantly impacted by projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.
The Company's effective tax rate for the three months ended March 31, 2016 was 10.9% compared to 39.5% for the same period in 2015. The decrease in the effective rates for the three months ended March 31, 2016 is primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities.
As of March 31, 2016 and December 31, 2015, the Company had recorded $2.1 million of liabilities for unrecognized tax benefits and $0.4 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.5 million within the next 12 months. This is the result of a pre-acquisition audit settlement for one of our foreign entities.
(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. As of March 31, 2016, the Company's operations were managed in six reportable segments based primarily upon the nature of the various operations and services provided: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services.

Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment providing the product or service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of two different operations for which the revenues are insignificant. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net loss plus accretion of environmental liabilities, depreciation and amortization, net interest expense, benefit for income taxes, other non-cash charges not deemed representative of fundamental segment results and excludes other expense (income). Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table reconciles third party revenues to direct revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31, 2016				For the Three Months Ended March 31, 2015
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$219,105	$34,844	$388	$254,337	$240,325	$34,904	$1,297	$276,526
Industrial and Field Services	121,577	(7,466)	(17)	114,094	146,868	(6,561)	78	140,385
Kleen Performance Products	67,543	(9,407)	(1)	58,135	96,807	(18,257)	(1)	78,549
SK Environmental Services	179,418	(19,114)	367	160,671	160,684	(11,582)	—	149,102
Lodging Services	15,645	264	21	15,930	34,104	164	17	34,285
Oil and Gas Field Services	32,016	879	87	32,982	53,587	1,332	9	54,928
Corporate Items	779	—	(845)	(66)	124	—	(1,400)	(1,276)
Total	$636,083	$—	$—	$636,083	$732,499	$—	$—	$732,499
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results, and other expense (income) to its segments.

	For the Three Months Ended
	March 31,
	2016	2015
Adjusted EBITDA:
Technical Services	$60,398	$63,401
Industrial and Field Services	2,118	10,309
Kleen Performance Products	4,560	(4,476)
SK Environmental Services	35,495	27,249
Lodging Services	1,019	6,910
Oil and Gas Field Services	(1,394)	1,403
Corporate Items	(34,876)	(26,519)
Total	$67,320	$78,277
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,505	2,619
Depreciation and amortization	68,902	68,356
(Loss) income from operations	(4,087)	7,302
Other expense (income)	350	(409)
Interest expense, net of interest income	18,980	19,438
Loss before benefit for income taxes	$(23,417)	$(11,727)

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2016
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$499,464	$234,088	$202,445	$306,462	$108,489	$153,869	$92,055	$1,596,872
Goodwill	48,694	106,637	50,143	220,854	34,314	—	—	460,642
Permits and other intangible, net	73,632	14,215	139,725	254,230	7,004	13,726	—	502,532
Total assets	$818,098	$378,639	$501,019	$858,544	$188,547	$243,543	$653,285	$3,641,675

	December 31, 2015
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$483,425	$237,660	$193,855	$264,539	$105,208	$156,286	$91,494	$1,532,467
Goodwill	49,267	105,286	49,755	216,589	32,208	—	—	453,105
Permits and other intangible, net	73,601	14,649	140,410	256,251	7,045	14,862	—	506,818
Total assets	$800,060	$368,858	$492,483	$805,488	$181,357	$244,210	$538,972	$3,431,428
The following table presents total assets by geographical area (in thousands):

	March 31, 2016	December 31, 2015
United States	$2,783,892	$2,575,746
Canada	853,112	851,949
Other foreign	4,671	3,733
Total	$3,641,675	$3,431,428
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The 2020 Notes and the 2021 Notes are guaranteed by substantially all of the Company's subsidiaries organized in the United States. Each guarantor for the 2020 Notes and the 2021 Notes is a 100% owned subsidiary of Clean Harbors, Inc. and its guarantee is both full and unconditional and joint and several.  The guarantees, are however, subject to customary release provisions under which, in particular, the guarantee of any of our domestic restricted subsidiaries will be released if we sell such subsidiary to an unrelated third party in accordance with the terms of the indenture which governs the notes. The 2020 Notes and the 2021 Notes are not guaranteed by the Company’s Canadian or other foreign subsidiaries. The following presents supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively.
As discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included herein, during the three months ended March 31, 2016, the Parent Company issued through a private placement $250.0 million aggregate principal amount as additional notes under the 2021 Notes. In connection with this offering the proceeds were then transferred to the US Guarantor Subsidiaries and are reflected as an investment to the Parent Company in the US Guarantor subsidiaries for the period ending March 31, 2016.

Following is the condensed consolidating balance sheet at March 31, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$56,028	$219,856	$79,461	$—	$355,345
Intercompany receivables	172,776	283,034	38,065	(493,875)	—
Accounts receivable, net	—	380,873	77,428	—	458,301
Other current assets	—	185,171	64,804	—	249,975
Property, plant and equipment, net	—	1,129,262	467,610	—	1,596,872
Investments in subsidiaries	2,832,086	524,500	—	(3,356,586)	—
Intercompany debt receivable	—	278,018	3,701	(281,719)	—
Goodwill	—	369,400	91,242	—	460,642
Permits and other intangibles, net	—	429,388	73,144	—	502,532
Other long-term assets	1,626	9,457	6,925	—	18,008
Total assets	$3,062,516	$3,808,959	$902,380	$(4,132,180)	$3,641,675
Liabilities and Stockholders’ Equity:
Current liabilities	$22,124	$382,100	$61,286	$—	$465,510
Intercompany payables	288,515	203,542	1,818	(493,875)	—
Closure, post-closure and remedial liabilities, net	—	152,767	15,205	—	167,972
Long-term obligations	1,631,603	—	—	—	1,631,603
Intercompany debt payable	3,701	—	278,018	(281,719)	—
Other long-term liabilities	—	238,464	21,553	—	260,017
Total liabilities	1,945,943	976,873	377,880	(775,594)	2,525,102
Stockholders’ equity	1,116,573	2,832,086	524,500	(3,356,586)	1,116,573
Total liabilities and stockholders’ equity	$3,062,516	$3,808,959	$902,380	$(4,132,180)	$3,641,675

Following is the condensed consolidating balance sheet at December 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$11,017	$83,479	$90,212	$—	$184,708
Intercompany receivables	164,709	213,243	39,804	(417,756)	—
Accounts receivables	—	404,580	91,424	—	496,004
Other current assets	—	179,969	60,515	—	240,484
Property, plant and equipment, net	—	1,082,466	450,001	—	1,532,467
Investments in subsidiaries	2,547,307	522,067	—	(3,069,374)	—
Intercompany debt receivable	—	260,957	3,701	(264,658)	—
Goodwill	—	367,306	85,799	—	453,105
Permits and other intangibles, net	—	435,080	71,738	—	506,818
Other long-term assets	1,068	10,274	6,500	—	17,842
Total assets	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428
Liabilities and Stockholders’ Equity:
Current liabilities	$20,813	$424,588	$71,719	$—	$517,120
Intercompany payables	220,762	195,287	1,707	(417,756)	—
Closure, post-closure and remedial liabilities, net	—	153,190	14,656	—	167,846
Long-term obligations	1,382,543	—	—	—	1,382,543
Intercompany debt payable	3,701	—	260,957	(264,658)	—
Other long-term liabilities	—	239,049	28,588	—	267,637
Total liabilities	1,627,819	1,012,114	377,627	(682,414)	2,335,146
Stockholders’ equity	1,096,282	2,547,307	522,067	(3,069,374)	1,096,282
Total liabilities and stockholders’ equity	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428

Following is the consolidating statement of operations for the three months ended March 31, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$428,477	$114,023	$(12,269)	$530,231
Product revenues	—	89,588	18,713	(2,449)	105,852
Total revenues	—	518,065	132,736	(14,718)	636,083
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	282,964	103,291	(12,269)	373,986
Product cost of revenues	—	79,354	13,388	(2,449)	90,293
Total cost of revenues	—	362,318	116,679	(14,718)	464,279
Selling, general and administrative expenses	24	80,655	23,805	—	104,484
Accretion of environmental liabilities	—	2,290	215	—	2,505
Depreciation and amortization	—	48,695	20,207	—	68,902
(Loss) income from operations	(24)	24,107	(28,170)	—	(4,087)
Other expense	—	(88)	(262)	—	(350)
Interest (expense) income	(20,143)	1,111	52	—	(18,980)
Equity in earnings of subsidiaries, net of taxes	(8,771)	(26,495)	—	35,266	—
Intercompany interest income (expense)	—	5,159	(5,159)	—	—
(Loss) income before (benefit) provision for income taxes	(28,938)	3,794	(33,539)	35,266	(23,417)
(Benefit) provision for income taxes	(8,067)	12,565	(7,044)	—	(2,546)
Net loss	(20,871)	(8,771)	(26,495)	35,266	(20,871)
Other comprehensive income	45,837	45,837	28,927	(74,764)	45,837
Comprehensive income	$24,966	$37,066	$2,432	$(39,498)	$24,966

Following is the consolidating statement of operations for the three months ended March 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$418,517	$193,453	$(15,640)	$596,330
Product revenues	—	116,536	23,204	(3,571)	136,169
Total revenues	—	535,053	216,657	(19,211)	732,499
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	277,602	154,428	(15,640)	416,390
Product cost of revenues	—	115,286	18,402	(3,571)	130,117
Total cost of revenues	—	392,888	172,830	(19,211)	546,507
Selling, general and administrative expenses	25	80,984	26,706	—	107,715
Accretion of environmental liabilities	—	2,306	313	—	2,619
Depreciation and amortization	—	45,801	22,555	—	68,356
(Loss) income from operations	(25)	13,074	(5,747)	—	7,302
Other income (expense)	—	111	298	—	409
Interest (expense) income	(19,639)	178	23	—	(19,438)
Equity in earnings of subsidiaries, net of taxes	4,709	(7,029)	—	2,320	—
Intercompany interest income (expense)	—	5,977	(5,977)	—	—
(Loss) income before (benefit) provision for income taxes	(14,955)	12,311	(11,403)	2,320	(11,727)
(Benefit) provision for income taxes	(7,866)	7,602	(4,374)	—	(4,638)
Net (loss) income	(7,089)	4,709	(7,029)	2,320	(7,089)
Other comprehensive loss	(77,403)	(77,403)	(50,635)	128,038	(77,403)
Comprehensive loss	$(84,492)	$(72,694)	$(57,664)	$130,358	$(84,492)

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from (used in) operating activities	$47,201	$(3,361)	$(4,551)	$—	$39,289
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(64,754)	(11,027)	—	(75,781)
Proceeds from sales of fixed assets	—	277	996	—	1,273
Acquisitions, net of cash acquired	—	(34,993)	—	—	(34,993)
Costs to obtain or renew permits	—	(465)	(47)	—	(512)
Investment in subsidiaries	(250,625)	—	—	250,625	—
Intercompany	—	(6,423)	—	6,423	—
Net cash used in investing activities	(250,625)	(106,358)	(10,078)	257,048	(110,013)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(4,529)	(689)	—	(5,218)
Issuance of restricted shares, net of shares remitted	(1,425)	—	—	—	(1,425)
Repurchases of common stock	(4,998)	—	—	—	(4,998)
Deferred financing costs paid	(2,190)	—	—	—	(2,190)
Issuance of senior secured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	6,423	—	—	(6,423)	—
Net cash from (used in) financing activities	248,435	246,096	(689)	(257,048)	236,794
Effect of exchange rate change on cash	—	—	4,567	—	4,567
Increase (decrease) in cash and cash equivalents	45,011	136,377	(10,751)	—	170,637
Cash and cash equivalents, beginning of period	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of period	$56,028	$219,856	$79,461	$—	$355,345

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(8,032)	$85,311	$7,498	$—	$84,777
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(37,670)	(15,279)	—	(52,949)
Proceeds from sale of fixed assets	—	113	647	—	760
Costs to obtain or renew permits	—	—	(1,171)	—	(1,171)
Intercompany	—	(108,435)	—	108,435	—
Net cash used in investing activities	—	(145,992)	(15,803)	108,435	(53,360)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(14,694)	(5,574)	—	(20,268)
Issuance of restricted shares, net of shares remitted	(1,154)	—	—	—	(1,154)
Repurchases of common stock	(15,379)	—	—	—	(15,379)
Excess tax benefit of stock-based compensation	5	—	—	—	5
Payments of capital leases	—	(164)	(234)	—	(398)
Intercompany	108,435	—	—	(108,435)	—
Net cash from (used in) financing activities	91,907	(14,858)	(5,808)	(108,435)	(37,194)
Effect of exchange rate change on cash	—	—	(7,363)	—	(7,363)
Decrease in cash and cash equivalents	83,875	(75,539)	(21,476)	—	(13,140)
Cash and cash equivalents, beginning of period	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of period	$84,881	$78,608	$70,250	$—	$233,739
(18) SUBSEQUENT EVENTS

On April 30, 2016, the Company purchased two blending and packaging plants and related assets in New Orleans, Louisiana and Brampton, Ontario. The results of the acquired company will be included in the Kleen Performance Products Segment.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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

•
Kleen Performance Products - Kleen Performance Products results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and more specifically the published prices of Group II base oils, which historically have seen correlation with overall crude oil prices which experienced significant declines for since 2014. Costs associated with used oils, which are raw materials associated with the segment’s products, can also be volatile as was the case for much of 2015 when such costs were disconnected from market pricing of the based and blended oil products sold by the segment. Given the impact of these falling prices, we are now charging disposal rates in order to mitigate the market-derived pressure on our margins and reestablishing a profitable spread. The implementation of our closed loop model resulting in the direct sales of our renewable oil products to end customers will also impact future operating results.

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

•
Lodging Services - Lodging Services segment results are dependent upon levels of construction and maintenance activity associated with the oil and related industries in the Oil Sands and other regions of Western Canada in which our camps and lodges operate and demand for our modular unit production. Levels of overall activity in these regions drive the demand and related pricing for lodging and camp accommodations and related services. To mitigate the decrease in demand experienced in this business, we have targeted more non-traditional markets such as schools and hospitals to offer our modular unit accommodations and related services. Given that segment's operations are located entirely in Canada, the impact of foreign currency translations which result from changes in the exchange rates between the U.S. and Canadian dollar can significantly impact the amounts associated with overall business results.

•
Oil and Gas Field Services - Oil and Gas Field Services segment results are significantly impacted by overall levels of oil and gas related exploration, drilling activity and production in North America. The levels of such exploration, drilling activity and production are largely dependent upon the number of oil rigs in operation, as well as global and North American oil prices on which such activity levels are strongly predicated. Since the third quarter of 2014, crude oil prices have declined approximately 65%. This recent oil price volatility and future price uncertainty has resulted in lower activity levels which are negatively impacting the business’ results. The majority of the segment's operations are in Canada, and therefore the impact of US to Canadian dollar foreign currency translation also significantly impacts the segment’s results.

Highlights

Total revenues for the three months ended March 31, 2016 decreased 13.2% to $636.1 million from $732.5 million in the comparable period in 2015. Decreases in total revenues were primarily related to continued weakness in crude oil markets, reductions in commodity pricing, weakening of the Canadian dollar and a slowdown in industrial production. SK Environmental Services increased total revenues in the three months ended March 31, 2016 from the comparable period in 2015 primarily due to our recent acquisitions. The weaker Canadian dollar and related effects of foreign currency translation on our Canadian business operations also negatively impacted direct revenues by approximately $12.2 million in the three months ended March 31, 2016 as compared to the comparable period in 2015. Changes in segment revenues are more fully described in our Segment Performance section below.
We reported a loss from operations for the three months ended March 31, 2016 of $4.1 million compared with income from operations of $7.3 million in the three months ended March 31, 2015. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, decreased 14.0% to $67.3 million from $78.3 million in the three months ended March 31, 2015. Additional information, including a reconciliation of Adjusted EBITDA to net loss, appears below under the heading "Adjusted EBITDA."

Segment Performance

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations for the three months ended March 31, 2016 and 2015 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Third Party Revenues(1):
Technical Services	$219,105	$240,325	$(21,220)	(8.8)%
Industrial and Field Services	121,577	146,868	(25,291)	(17.2)
Kleen Performance Products	67,543	96,807	(29,264)	(30.2)
SK Environmental Services	179,418	160,684	18,734	11.7
Lodging Services	15,645	34,104	(18,459)	(54.1)
Oil and Gas Field Services	32,016	53,587	(21,571)	(40.3)
Corporate Items	779	124	655	528.2
Total	$636,083	$732,499	$(96,416)	(13.2)%
Direct Revenues(1):
Technical Services	$254,337	$276,526	$(22,189)	(8.0)%
Industrial and Field Services	114,094	140,385	(26,291)	(18.7)
Kleen Performance Products	58,135	78,549	(20,414)	(26.0)
SK Environmental Services	160,671	149,102	11,569	7.8
Lodging Services	15,930	34,285	(18,355)	(53.5)
Oil and Gas Field Services	32,982	54,928	(21,946)	(40.0)
Corporate Items	(66)	(1,276)	1,210	94.8
Total	636,083	732,499	(96,416)	(13.2)
Cost of Revenues(2):
Technical Services	174,046	189,540	(15,494)	(8.2)
Industrial and Field Services	97,417	114,419	(17,002)	(14.9)
Kleen Performance Products	49,374	78,224	(28,850)	(36.9)
SK Environmental Services	98,055	94,530	3,525	3.7
Lodging Services	13,829	25,760	(11,931)	(46.3)
Oil and Gas Field Services	30,201	47,413	(17,212)	(36.3)
Corporate Items	1,357	(3,379)	4,736	(140.2)
Total	464,279	546,507	(82,228)	(15.0)
Selling, General & Administrative Expenses:
Technical Services	19,893	23,585	(3,692)	(15.7)
Industrial and Field Services	14,559	15,657	(1,098)	(7.0)
Kleen Performance Products	4,201	4,801	(600)	(12.5)
SK Environmental Services	27,121	27,323	(202)	(0.7)
Lodging Services	1,082	1,615	(533)	(33.0)
Oil and Gas Field Services	4,175	6,112	(1,937)	(31.7)
Corporate Items	33,453	28,622	4,831	16.9
Total	104,484	107,715	(3,231)	(3.0)
Adjusted EBITDA:
Technical Services	60,398	63,401	(3,003)	(4.7)
Industrial and Field Services	2,118	10,309	(8,191)	(79.5)
Kleen Performance Products	4,560	(4,476)	9,036	(201.9)
SK Environmental Services	35,495	27,249	8,246	30.3
Lodging Services	1,019	6,910	(5,891)	(85.3)
Oil and Gas Field Services	(1,394)	1,403	(2,797)	(199.4)
Corporate Items	(34,876)	(26,519)	(8,357)	(31.5)
Total	$67,320	$78,277	$(10,957)	(14.0)%
______________________

1.	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: foreign currency translation, acquisitions, general conditions of the oil and gas related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, and the level of emergency response projects.
Technical Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Direct revenues	$254,337	$276,526	$(22,189)	(8.0)%
Technical Services direct revenues for the three months ended March 31, 2016 decreased 8.0%, or $22.2 million, from the comparable period in 2015 primarily due to decreased revenues associated with our waste disposal services whereby waste is disposed of through our incinerator and landfill facilities network. This direct revenue decrease was impacted by lower waste volumes disposed of in our landfills, which decreased 33% primarily due to lower oil and gas production waste streams as well as project delays. The utilization rate at our incinerators was 86.6% for the three months ended March 31, 2016, compared with 90.9% in the comparable period of 2015. The decrease in utilization rate in the three months ended March 31, 2016 from the comparable period in 2015 was primarily due to lower overall industrial production as well as an additional five scheduled down days in the quarter ended March 31, 2016.
Industrial and Field Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Direct revenues	$114,094	$140,385	$(26,291)	(18.7)%
Industrial and Field Services direct revenues for the three months ended March 31, 2016 decreased 18.7%, or $26.3 million, from the comparable period in 2015. The decrease was primarily due to lower revenue amounts generated from industrial services work performed across Western Canada. Lower activity levels in this region which reduced customer maintenance and turnaround projects were the primary drivers of a $24.0 million decrease in revenues in this region during the three months ended March 31, 2016, from the comparable period in 2015. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $2.9 million in the three months ended March 31, 2016 from the comparable period in 2015.
Kleen Performance Products

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Direct revenues	$58,135	$78,549	$(20,414)	(26.0)%
Kleen Performance Products direct revenues represent third party revenues, which are earned on sales to external customers, reduced by intersegment revenues consisting of amounts paid to the SK Environmental Services segment for collections of used oil which is then further processed into manufacturing base and blended oil products sold by this segment. Direct revenues attributable to the Kleen Performance Products segment decreased 26.0%, or $20.4 million, in the three months ended March 31, 2016 from the comparable period in 2015. Decreases in base and blended pricing accounted for $27.0 million of the decrease from the comparable period in 2015. This negative impact to revenue was partially offset by the lower levels of intersegment revenue related to lower reimbursement to the SK Environmental segment for used oil. As compared to the comparable period in 2015, intersegment revenues were reduced by $8.8 million during the three months ended March 31, 2016. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $1.9 million in the three months ended March 31, 2016 from the comparable period in 2015.

SK Environmental Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Direct revenues	$160,671	$149,102	$11,569	7.8%
SK Environmental Services direct revenues include intersegment revenues earned from the sale of used oil collections to the Kleen Performance Products segment. SK Environmental Services direct revenues for the three months ended March 31, 2016 increased 7.8%, or $11.6 million, from the comparable period in 2015 primarily due to increased revenues of $15.6 million from the comparable period in 2015 as a result of our recent acquisitions and incremental organic growth. This increase was partially offset by expected reductions in intersegment revenues related to the sale of used oil to the Kleen Performance Products segment due to successful management in our charge-for-oil program.
Lodging Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Direct revenues	$15,930	$34,285	$(18,355)	(53.5)%
Lodging Services direct revenues for the three months ended March 31, 2016 decreased 53.5%, or $18.4 million, from the comparable period in 2015 primarily due to decreases in the occupancy rates at our lodges resulting from overall lower activity in oil related industries in Western Canada. The occupancy rate at our primary fixed lodges for the three months ended March 31, 2016 was 23%, compared to 50% in the comparable period in 2015. The decrease in demand also negatively impacted pricing consistent with overall market conditions which, combined with the lower occupancy rate, resulted in a decrease in direct revenue of $11.0 million for the three months ended March 31, 2016 from the comparable period in 2015. Direct revenues derived from our camps and catering services also decreased $7.6 million in the three months ended March 31, 2016 from the comparable period in 2015. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $1.7 million in the three months ended March 31, 2016 from the comparable period in 2015.
Oil and Gas Field Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Direct revenues	$32,982	$54,928	$(21,946)	(40.0)%
Oil and Gas Field Services direct revenues for the three months ended March 31, 2016 decreased 40.0%, or $21.9 million, from the comparable period in 2015 primarily due to lower levels of activity and rig counts serviced by the businesses which negatively impacted the utilization and overall pricing of our rental equipment and production services assets. Rig count serviced by the Oil and Gas Field Services segment decreased approximately 66% in the three months ended March 31, 2016 from the comparable period in 2015. Project cancellations and lower exploration budgets of our customers decreased overall activity levels in the marketplace, which also negatively impacted results in 2016. Inclusive in the year over year changes within this segment was also the negative impact of foreign currency translation on our Canadian operations of approximately $2.1 million in the three months ended March 31, 2016 from the comparable period in 2015.
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

Technical Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Cost of revenues	$174,046	$189,540	$(15,494)	(8.2)%
As a % of Direct Revenue	68.4%	68.5%		(0.1)%
Technical Services cost of revenues for the three months ended March 31, 2016 decreased 8.2%, or $15.5 million, from the comparable period in 2015 due to decreases in transportation and fuel cost of $5.4 million, raw material costs of $3.2 million, repairs and maintenance costs of $1.4 million, labor related costs of $1.3 million and equipment rental costs of $0.9 million. As a percentage of revenues, our costs remained consistent in the three months ended March 31, 2016 as compared to the comparable period in 2015.
Industrial and Field Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Cost of revenues	$97,417	$114,419	$(17,002)	(14.9)%
As a % of Direct Revenue	85.4%	81.5%		3.9%
Industrial and Field Services cost of revenues for the three months ended March 31, 2016 decreased 14.9%, or $17.0 million, from the comparable period in 2015, primarily due to decreases in labor related costs of $4.6 million, equipment rental costs of $4.4 million, transportation and fuel cost of $2.4 million and raw material costs of $0.6 million. Costs of revenues as a percentage of direct revenue increased 3.9% for the three months ended March 31, 2016 from the comparable period in 2015 primarily due to the decreased overall revenue levels experienced during the first three months of 2016 which outpaced decreases in cost structure.
Kleen Performance Products

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Cost of revenues	$49,374	$78,224	$(28,850)	(36.9)%
As a % of Direct Revenue	84.9%	99.6%		(14.7)%
Kleen Performance Products cost of revenues for the three months ended March 31, 2016 decreased 36.9%, or $28.9 million, from the comparable period in 2015. The decrease in costs was driven by the value of higher priced used oil inventory consumed during the first three months of 2015 in the amount of $18.0 million, which did not occur in the comparable period in 2016. In addition, there were decreases in transportation and fuel costs of $2.0 million, oil additives and other raw material costs of $1.8 million, equipment rental costs of $0.6 million and utility costs of $0.5 million. As a percentage of revenues, these costs decreased 14.7% in the three months ended March 31, 2016 from the comparable period in 2015 primarily as a result of the higher inventory cost that was realized during the first three months of 2015 that did not occur in the comparable period in 2016.
SK Environmental Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Cost of revenues	$98,055	$94,530	$3,525	3.7%
As a % of Direct Revenue	61.0%	63.4%		(2.4)%
SK Environmental Services cost of revenues for the three months ended March 31, 2016 increased 3.7%, or $3.5 million, from the comparable period in 2015 due to an increase in labor related costs of $6.4 million primarily due to our recent acquisitions partially offset by a decrease in oil additives and other raw material costs of $3.2 million. As a percentage of revenues, these costs decreased 2.4% in the three months ended March 31, 2016 from the comparable period in 2015. The improved margins were most significantly impacted by the lower used oil collection costs.

Lodging Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Cost of revenues	$13,829	$25,760	$(11,931)	(46.3)%
As a % of Direct Revenue	86.8%	75.1%		11.7%
Lodging Services cost of revenues for the three months ended March 31, 2016 decreased 46.3%, or $11.9 million, from the comparable period in 2015. This change was primarily due to decreases in catering costs of $4.1 million, labor costs of $3.8 million and equipment rental costs of $1.6 million during the three months ended March 31, 2016 from the comparable period in 2015. These decreases were the result of overall lower demand for lodging segment services as overall activity in the regions in which the business operates declined. As a percentage of direct revenues, these costs increased 11.7% in the three months ended March 31, 2016 from the comparable period in 2015 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing and activity declines in the business.
Oil and Gas Field Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Cost of revenues	$30,201	$47,413	$(17,212)	(36.3)%
As a % of Direct Revenue	91.6%	86.3%		5.3%
Oil and Gas Field Services cost of revenues for the three months ended March 31, 2016 decreased 36.3%, or $17.2 million, from the comparable period in 2015 primarily due to decreases in labor related costs $10.9 million, equipment rental costs of $2.1 million and transportation and fuel costs of $1.2 million. As a percentage of direct revenues, these costs increased 5.3% in the three months ended March 31, 2016 from the comparable period in 2015. This increase resulted from certain fixed costs incurred which could not be reduced proportionate to the overall lower revenue generated.
Selling, General and Administrative Expenses ("SG&A")
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
Technical Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
SG&A	$19,893	$23,585	$(3,692)	(15.7)%
As a % of Direct Revenue	7.8%	8.5%		(0.7)%
Technical Services selling, general and administrative expenses for the three months ended March 31, 2016 decreased 15.7%, or $3.7 million, from the comparable period in 2015 due to decreases in variable compensation of $0.7 million, travel costs of $0.6 million and changes in estimates for environmental liabilities of $1.8 million as a result of an increase in the prior year that did not reoccur.

Industrial and Field Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
SG&A	$14,559	$15,657	$(1,098)	(7.0)%
As a % of Direct Revenue	12.8%	11.2%		1.6%
Industrial and Field Services selling, general and administrative expenses for the three months ended March 31, 2016 decreased 7.0%, or $1.1 million, from the comparable period in 2015 primarily due to a decrease in variable compensation of $0.6 million. As a percentage of direct revenues, selling, general and administrative expense increased 1.6% in the three months ended March 31, 2016 from the comparable period in 2015 primarily due to the decreased overall revenue levels experienced during the first three months of 2016 which outpaced decreases in SG&A.
Kleen Performance Products

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
SG&A	$4,201	$4,801	$(600)	(12.5)%
As a % of Direct Revenue	7.2%	6.1%		1.1%
Kleen Performance Products selling, general and administrative expenses remained consistent for the three months ended March 31, 2016 as compared to the comparable period in 2015. As a percentage of direct revenues, selling, general and administrative expense increased 1.1% in the three months ended March 31, 2016 from the comparable period in 2015 primarily due to the decreased overall revenue levels experienced during the first three months of 2016 which outpaced decreases in SG&A.
SK Environmental Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
SG&A	$27,121	$27,323	$(202)	(0.7)%
As a % of Direct Revenue	16.9%	18.3%		(1.4)%
SK Environmental Services selling, general and administrative expenses remained consistent for the three months ended March 31, 2016 as compared to the comparable period in 2015. As a percentage of direct revenues, selling, general and administrative expense decreased 1.4% in the three months ended March 31, 2016 from the comparable period in 2015 primarily due to the increased overall revenue levels experienced during the first three months of 2016 which outpaced increases in SG&A.
Lodging Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
SG&A	$1,082	$1,615	$(533)	(33.0)%
As a % of Direct Revenue	6.8%	4.7%		2.1%
Lodging Services selling, general and administrative expenses remained consistent for the three months ended March 31, 2016 as compared to the comparable period in 2015. As a percentage of direct revenues, selling, general and administrative expense increased 2.1% in the three months ended March 31, 2016 from the comparable period in 2015 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing declines seen in the business.

Oil and Gas Field Services

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
SG&A	$4,175	$6,112	$(1,937)	(31.7)%
As a % of Direct Revenue	12.7%	11.1%		1.6%
Oil and Gas Field Services selling, general and administrative expenses for the three months ended March 31, 2016 decreased 31.7%, or $1.9 million, in the three months ended March 31, 2016 from the comparable period in 2015 primarily due to decreases in labor costs of $0.8 million, professional fees of $0.2 million and travel costs of $0.2 million. As a percentage of direct revenues selling, general and administrative expense increased 1.6% in the three months ended March 31, 2016 from the comparable period in 2015 primarily because certain fixed costs incurred could not be reduced proportionate to the overall lower business activity.
Corporate Items

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
SG&A	$33,453	$28,622	$4,831	16.9%
Corporate Items selling, general and administrative expenses for the three months ended March 31, 2016 increased 16.9%, or $4.8 million in the three months ended March 31, 2016 from the comparable period in 2015 primarily due to increased severance costs of $2.7 million as well as increased changes in estimates for environmental liabilities of $1.4 million due to reductions in the prior year that did not reoccur. These increases were partially offset by cost savings initiatives of $2.0 million.
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

	For the Three Months Ended
	2016	2015	$ Change	% Change
Adjusted EBITDA:
Technical Services	$60,398	$63,401	$(3,003)	(4.7)%
Industrial and Field Services	2,118	10,309	(8,191)	(79.5)
Kleen Performance Products	4,560	(4,476)	9,036	(201.9)
SK Environmental Services	35,495	27,249	8,246	30.3
Lodging Services	1,019	6,910	(5,891)	(85.3)
Oil and Gas Field Services	(1,394)	1,403	(2,797)	(199.4)
Corporate Items	(34,876)	(26,519)	(8,357)	(31.5)
Total	$67,320	$78,277	$(10,957)	(14.0)%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Net loss	$(20,871)	$(7,089)
Accretion of environmental liabilities	2,505	2,619
Depreciation and amortization	68,902	68,356
Other expense (income)	350	(409)
Interest expense, net	18,980	19,438
Benefit for income taxes	(2,546)	(4,638)
Adjusted EBITDA	$67,320	$78,277

Depreciation and Amortization

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$59,341	$57,355	$1,986	3.5%
Permits and other intangibles amortization	9,561	11,001	(1,440)	(13.1)
Total depreciation and amortization	$68,902	$68,356	$546	0.8%

Depreciation and amortization increased $0.5 million for the three months ended March 31, 2016 from the comparable period in 2015 primarily due to a larger fixed asset base as a result of our recent acquisitions partially offset by lower amortization.
Benefit for Income Taxes

	For the Three Months Ended
	March 31,		2016 over 2015
	2016	2015	$ Change	% Change
Benefit for income taxes	$(2,546)	$(4,638)	$2,092	(45.1)%
Income tax benefit for the three months ended March 31, 2016 decreased $2.1 million as compared to the comparable period in 2015. The decrease is a primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities. If such losses were able to be currently recognized through our estimated annual effective tax rate, the benefit for income taxes for the three months ended March 31, 2016 would have been approximately $10.4 million.

Liquidity and Capital Resources

	For the Three Months Ended
(in thousands)	2016	2015
Net cash from operating activities	$39,289	$84,777
Net cash used in investing activities	(110,013)	(53,360)
Net cash from financing activities	236,794	(37,194)
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2016 was $39.3 million, a decrease of 53.7%, or $45.5 million, compared with net cash from operating activities for the comparable period in 2015. The change was primarily the result of a net increase in working capital driven by timing associated with payment of liabilities in first three months of 2016 from the comparable period in 2015 as well as increases in inventory.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2016 was $110.0 million, an increase of 106.2%, or $56.7 million, compared with cash used in investing activities for the comparable period in 2015. The change was primarily driven by an increase in cash paid for acquisitions in the first three months of 2016 and an increase in capital expenditures, which was inclusive of $21.0 million in costs related to the construction of the new incinerator at our El Dorado, Arkansas facility.
Net cash from financing activities
Net cash from financing activities for the three months ended March 31, 2016 was $236.8 million, compared with cash used for financing activities of $37.2 million for the comparable period in 2015. The change was primarily due to the issuance on March 17, 2016 of $250.0 million in aggregate principle amount of 5.125% senior notes due 2021.
Working Capital
At March 31, 2016, cash and cash equivalents totaled $355.3 million, compared to $184.7 million at December 31, 2015. At March 31, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $79.5 million and were readily convertible into other foreign currencies including U.S. dollars. At March 31, 2016, the cash and cash equivalent balance for our U.S. operations was $275.9 million, and our U.S. operations had net operating cash flows of $43.8 million for the three months ended March 31, 2016. Additionally, we have a $400.0 million revolving credit facility of which approximately $156.4 million was available to borrow at March 31, 2016. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and internal investing cash needs as well as any cash needs relating to our stock repurchase program. Furthermore, our existing cash balance and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $845.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at March 31, 2016, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included herein.
As of March 31, 2016, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Common Stock Repurchase Program
On March 13, 2015, our Board of Directors authorized the repurchase of up to $300 million of our common stock. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. During the three months ended March 31, 2016, we repurchased and retired a total of 0.1 million shares of our common stock for a total cost of $5.0 million. Through March 31, 2016, we have repurchased and retired a total of 3.5 million shares of our common stock for a total cost of $182.7 million under this program. As of March 31, 2016, an additional $117.3 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change
Closure and post-closure liabilities	$58,090	$56,249	$1,841	3.3%
Remedial liabilities	131,379	131,992	(613)	(0.5)
Total environmental liabilities	$189,469	$188,241	$1,228	0.7%
Total environmental liabilities as of March 31, 2016 were $189.5 million, an increase of 0.7%, or $1.2 million, compared to the liabilities as of a comparable date in 2015 primarily due to expenditures of $3.5 million partially offset by accretion of $2.5 million.
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
Capital Expenditures
We anticipate that 2016 capital spending will be approximately $200 million. This includes the construction of the new incinerator at our El Dorado, Arkansas facility, which will likely add $50 million in 2016. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first three months of 2016 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that, as of both December 31, 2015 and March 31, 2016, we have seven reporting units. Our Technical Services, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services segments each constitute a reporting unit. Our Industrial and Field Services segment includes two separate reporting units: Industrial Services and Field Services.

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
During the three months ended March 31, 2016, we continued to evaluate the Kleen Performance Products reporting unit’s performance and monitor for events or changes in circumstances which might indicate that the estimated fair value of the Kleen Performance Products reporting unit was below its carrying value. No such events or changes in circumstances existed in the three months ended March 31, 2016.

Other Long-Lived Assets. As of March 31, 2016, the Oil and Gas Field Services reporting unit had other long-lived assets consisting of: property, plant and equipment, net of $153.9 million and intangible assets of $13.7 million. In consideration of the reporting unit's continued lower than historical results and overall slowdown in the oil and gas related industries, we continue to monitor the carrying value of the segment's long-lived assets and assess the risk of asset impairment. As a result of analyses performed as of March 31, 2016, we concluded that no events or circumstances have arisen which would indicate that the carrying values of the assets are not recoverable.

We will continue to evaluate all of our goodwill and other long lived assets impacted by economic downturns in oil and energy related markets in which they operate. If further economic difficulties resulting from depressed oil and gas related pricing and lower overall activity levels continue for a significant foreseeable period of time, impairments may result and be recorded relative to our long-lived assets or goodwill held by businesses impacted by the oil and gas related markets.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2016 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 14, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the three months ended March 31, 2016, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2016 through January 31, 2016	15,240	$41.68	—	$122,311,562
February 1, 2016 through February 29, 2016	1,650	$43.39	—	$122,311,562
March 1, 2016 through March 31, 2016	181,118	$47.03	104,200	$117,313,619
Total	198,008	$46.59	104,200	$117,313,619
______________________

(1)	Includes 93,808 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

(3)
On March 13, 2015, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market from time to time. The stock repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	May 4, 2016

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	May 4, 2016