Form 10-Q
period 2016-06-30
CLEAN HARBORS INC
filed 2016-08-03
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	57,495,468
(Class)	(Outstanding as of July 29, 2016)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$352,923	$184,708
Accounts receivable, net of allowances aggregating $28,436 and $31,426, respectively	503,749	496,004
Unbilled accounts receivable	29,119	25,940
Deferred costs	21,261	18,758
Inventories and supplies	162,404	149,521
Prepaid expenses and other current assets	49,678	46,265
Total current assets	1,119,134	921,196
Property, plant and equipment, net	1,594,987	1,532,467
Other assets:
Deferred financing costs	1,412	1,847
Goodwill	461,491	453,105
Permits and other intangibles, net	492,224	506,818
Other	23,133	15,995
Total other assets	978,260	977,765
Total assets	$3,692,381	$3,431,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$222,302	$241,183
Deferred revenue	70,263	61,882
Accrued expenses	203,813	193,660
Current portion of closure, post-closure and remedial liabilities	24,043	20,395
Total current liabilities	520,421	517,120
Other liabilities:
Closure and post-closure liabilities, less current portion of $8,043 and $7,229, respectively	51,143	49,020
Remedial liabilities, less current portion of $16,000 and $13,166, respectively	114,291	118,826
Long-term obligations	1,631,881	1,382,543
Deferred taxes, unrecognized tax benefits and other long-term liabilities	258,302	267,637
Total other liabilities	2,055,617	1,818,026
Commitments and contingent liabilities (See Note 14)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 57,495,095 and 57,593,201 shares, respectively	575	576
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	730,709	738,401
Accumulated other comprehensive loss	(210,233)	(254,892)
Accumulated earnings	595,761	612,666
Total stockholders’ equity	1,116,343	1,096,282
Total liabilities and stockholders’ equity	$3,692,381	$3,431,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Service revenues	$584,562	$801,347	$1,114,793	$1,397,677
Product revenues	112,948	134,881	218,800	271,050
Total revenues	697,510	936,228	1,333,593	1,668,727
Cost of revenues (exclusive of items shown separately below)
Service revenues	388,684	544,870	762,670	961,260
Product revenues	91,318	107,818	181,611	237,935
Total cost of revenues	480,002	652,688	944,281	1,199,195
Selling, general and administrative expenses	107,063	120,418	211,547	228,133
Accretion of environmental liabilities	2,548	2,599	5,053	5,218
Depreciation and amortization	73,393	67,773	142,295	136,129
Goodwill impairment charge	—	31,992	—	31,992
Income from operations	34,504	60,758	30,417	68,060
Other expense	(189)	(660)	(539)	(251)
Interest expense, net of interest income of $225, $188, $375 and $339, respectively	(21,647)	(19,249)	(40,627)	(38,687)
Income (loss) before provision for income taxes	12,668	40,849	(10,749)	29,122
Provision for income taxes	8,702	30,454	6,156	25,816
Net income (loss)	$3,966	$10,395	$(16,905)	$3,306
Earnings (loss) per share:
Basic	$0.07	$0.18	$(0.29)	$0.06
Diluted	$0.07	$0.18	$(0.29)	$0.06
Shares used to compute earnings (loss) per share - Basic	57,549	58,590	57,599	58,732
Shares used to compute earnings (loss) per share - Diluted	57,678	58,710	57,599	58,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$3,966	$10,395	$(16,905)	$3,306
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,178)	12,231	44,659	(65,172)
Other comprehensive (loss) income	(1,178)	12,231	44,659	(65,172)
Comprehensive income (loss)	$2,788	$22,626	$27,754	$(61,866)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(16,905)	$3,306
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	142,295	136,129
Goodwill impairment charge	—	31,992
Allowance for doubtful accounts	3,228	4,536
Amortization of deferred financing costs and debt discount	1,772	1,639
Accretion of environmental liabilities	5,053	5,218
Changes in environmental liability estimates	(315)	887
Deferred income taxes	(6,521)	(908)
Stock-based compensation	4,739	6,146
Excess tax benefit of stock-based compensation	(2)	(102)
Net tax deficiency on stock based awards	(603)	(72)
Other expense	1,049	251
Environmental expenditures	(6,454)	(11,532)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	993	(133,031)
Inventories and supplies	(1,113)	17,694
Other current assets	(4,789)	(816)
Accounts payable	(8,397)	108,639
Other current and long-term liabilities	6,021	23,839
Net cash from operating activities	120,051	193,815
Cash flows used in investing activities:
Additions to property, plant and equipment	(123,529)	(124,145)
Proceeds from sales of fixed assets	2,668	2,646
Acquisitions, net of cash acquired	(58,989)	(79,610)
Additions to intangible assets, including costs to obtain or renew permits	(973)	(3,088)
Purchases of available-for-sale securities	(598)	—
Net cash used in investing activities	(181,421)	(204,197)
Cash flows from (used in) financing activities:
Change in uncashed checks	(11,022)	(22,160)
Proceeds from exercise of stock options	184	397
Issuance of restricted shares, net of shares remitted	(1,879)	(1,837)
Repurchases of common stock	(10,134)	(32,203)
Deferred financing costs paid	(2,614)	—
Payments on capital leases	—	(471)
Excess tax benefit of stock-based compensation	2	102
Issuance of senior secured notes, including premium	250,625	—
Net cash from (used in) financing activities	225,162	(56,172)
Effect of exchange rate change on cash	4,423	(6,704)
Increase (decrease) in cash and cash equivalents	168,215	(73,258)
Cash and cash equivalents, beginning of period	184,708	246,879
Cash and cash equivalents, end of period	$352,923	$173,621
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$44,275	$37,411
Income taxes paid	23,872	3,068
Non-cash investing and financing activities:
Property, plant and equipment accrued	24,187	34,799
Receivable for estimated purchase price adjustment	—	2,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2016	57,593	$576	$(469)	$738,401	$(254,892)	$612,666	$1,096,282
Net loss	—	—	—	—	—	(16,905)	(16,905)
Other comprehensive income	—	—	—	—	44,659	—	44,659
Stock-based compensation	—	—	—	4,739	—	—	4,739
Issuance of restricted shares, net of shares remitted	97	1	—	(1,880)	—	—	(1,879)
Repurchases of common stock	(203)	(2)	—	(10,132)	—	—	(10,134)
Exercise of stock options	8	—	—	184	—	—	184
Net tax deficiency on stock based awards	—	—	—	(603)	—	—	(603)
Balance at June 30, 2016	57,495	$575	$(469)	$730,709	$(210,233)	$595,761	$1,116,343

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

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendment provides guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. This amendment eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The adoption of ASU 2015-16 as of January 1, 2016 did not have an impact on the Company's consolidated financial statements.
Standards to be implemented
The Company is currently evaluating the impact that the below standards to be implemented will have on the Company's consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 should be applied using a modified retrospective approach and early adoption is permitted. The amendments in this update are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 allows for retrospective or prospective application and early adoption is permitted. The amendments in this update are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.

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

In May 2016, FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606). ASU 2016-12 provided narrow scope improvements and practical expedients on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of Update 2014-09, Revenue from Contracts with Customers (Topic 606).

(3) BUSINESS COMBINATIONS
2016 Acquisitions

During the first six months of 2016, the Company acquired (i) an oil re-refinery facility located in Nevada from Vertex Energy, Inc. and (ii) a blending and packaging company with operations located in New Orleans and Toronto, Canada. The combined purchase price for the two acquisitions was approximately $59.0 million in cash, subject to customary post-closing adjustments. The acquisitions expand the Company's re-refinery network and blending and packaging capabilities within its Kleen Performance Products segment. The combined amount of revenue from the acquisitions included in the Company's results of operations for each of the three and six months ended June 30, 2016 was approximately $12.1 million, respectively. During the three and six months ended June 30, 2016, the Company incurred acquisition-related costs of approximately $0.4 million and $0.5 million, respectively, in connection with the transactions which are included in selling, general and administrative expenses in the consolidated statements of income. Results of the acquired companies or assets are included within the Kleen Performance Products segment.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition dates. Given the recent timing of these transactions the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Dates	Measurement Period Adjustments	At Acquisition Dates As Reported June 30, 2016
Accounts receivable	$9,186	$—	$9,186
Inventories and supplies	9,431	—	9,431
Prepaid and other current assets	433	—	433
Property, plant and equipment	45,781	(1,477)	44,304
Permits and other intangibles	1,205	900	2,105
Current liabilities	(7,119)	—	(7,119)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(548)	—	(548)
Total identifiable net assets	58,369	(577)	57,792
Goodwill	620	577	1,197
Total	$58,989	$—	$58,989
Pro forma revenue and earnings amounts on a combined basis as if these acquisitions had been completed on January 1, 2015 are immaterial to the consolidated financial statements of the Company since that date.
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

The following table summarizes the recognized amounts of assets acquired and liabilities assumed at April 11, 2015 (in thousands):

	Preliminary Allocations	Measurement Period Adjustments	Final Allocations
Accounts receivable	$7,109	$192	$7,301
Inventories and supplies	1,791	—	1,791
Prepaid and other current assets	1,749	(1,084)	665
Property, plant and equipment	30,468	(2,827)	27,641
Permits and other intangibles	20,000	(1,900)	18,100
Current liabilities	(5,859)	(25)	(5,884)
Closure and post-closure liabilities	(1,676)	(657)	(2,333)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(13,081)	3,907	(9,174)
Total identifiable net assets	40,501	(2,394)	38,107
Goodwill	36,591	4,638	41,229
Total	$77,092	$2,244	$79,336
Pro forma revenue and earnings amounts on a combined basis as if TFI had been acquired on January 1, 2015 are immaterial to the consolidated financial statements of the Company since that date.
Other 2015 Acquisition

In December 2015, the Company acquired certain assets and assumed certain defined liabilities of a privately owned company for approximately $14.7 million in cash. That company specializes in the collection and recycling of used oil filters and was a service provider to the SK Environmental Services segment prior to the acquisition. The acquired assets have been integrated into the SK Environmental Services segment. In connection with this acquisition a preliminary goodwill amount of $7.4 million was recognized.

(4) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Oil and oil products	$46,671	$33,603
Supplies and drums	78,168	78,132
Solvent and solutions	8,756	8,868
Modular camp accommodations	15,298	15,126
Other	13,511	13,792
Total inventories and supplies	$162,404	$149,521
As of June 30, 2016 and December 31, 2015, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$104,533	$100,582
Asset retirement costs (non-landfill)	12,187	12,434
Landfill assets	144,540	136,624
Buildings and improvements	354,470	344,209
Camp equipment	158,394	149,361
Vehicles	538,170	500,619
Equipment	1,414,946	1,328,915
Furniture and fixtures	5,528	5,337
Construction in progress	146,199	113,657
	2,878,967	2,691,738
Less - accumulated depreciation and amortization	1,283,980	1,159,271
Total property, plant and equipment, net	$1,594,987	$1,532,467
Interest in the amount of $1.3 million and $2.5 million was capitalized to fixed assets during the three and six months ended June 30, 2016, respectively. Interest in the amount of $0.4 million and $0.6 million was capitalized to fixed assets during the three and six months ended June 30, 2015, respectively. Depreciation expense, inclusive of landfill amortization was $63.5 million and $122.8 million for the three and six months ended June 30, 2016, respectively. Depreciation expense, inclusive of landfill amortization was $58.9 million and $116.3 million for the three and six months ended June 30, 2015, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the six months ended June 30, 2016 were as follows (in thousands):

	Technical Services	Industrial & Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Totals
Balance at January 1, 2016	$49,267	$105,286	$49,755	$216,589	$32,208	$—	$453,105
Acquired from acquisitions	—	—	1,197	—	—	—	1,197
Measurement period adjustment from prior acquisitions	—	—	—	2,095	—	—	2,095
Foreign currency translation and other	(579)	1,319	157	2,140	2,057	—	5,094
Balance at June 30, 2016	$48,688	$106,605	$51,109	$220,824	$34,265	$—	$461,491
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

As of June 30, 2016 and December 31, 2015, the Company's finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	June 30, 2016				December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$162,611	$64,533	$98,078	20.7	$161,396	$61,142	$100,254	19.0
Customer and supplier relationships	379,236	115,500	263,736	9.5	374,866	99,463	275,403	10.1
Other intangible assets	33,984	26,517	7,467	1.2	31,416	22,581	8,835	1.5
Total amortizable permits and other intangible assets	575,831	206,550	369,281	9.3	567,678	183,186	384,492	10.0
Trademarks and trade names	122,943	—	122,943	Indefinite	122,326	—	122,326	Indefinite
Total permits and other intangible assets	$698,774	$206,550	$492,224		$690,004	$183,186	$506,818
Amortization expense of permits and other intangible assets was $9.9 million and $19.5 million for the three and six months ended June 30, 2016, respectively. Amortization expense of permits and other intangible assets was $8.8 million and $19.8 million for the three and six months ended June 30, 2015, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2016 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2016 (six months)	$19,941
2017	35,033
2018	31,795
2019	28,897
2020	26,277
Thereafter	227,338
$369,281
(7) ACCRUED EXPENSES
Accrued expenses consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Insurance	$57,273	$55,899
Interest	21,587	20,500
Accrued compensation and benefits	50,275	35,646
Income, real estate, sales and other taxes	39,623	37,095
Other	35,055	44,520
	$203,813	$193,660

(8) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2016 through June 30, 2016 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2016	$32,023	$24,226	$56,249
Adjustments during the measurement period related to acquisitions	—	657	657
New asset retirement obligations	1,263	—	1,263
Accretion	1,384	1,150	2,534
Changes in estimates recorded to statement of operations	(597)	(91)	(688)
Expenditures	(475)	(570)	(1,045)
Currency translation and other	152	64	216
Balance at June 30, 2016	$33,750	$25,436	$59,186
All of the landfill facilities included in the above were active as of June 30, 2016. There were no significant charges (benefits) in 2016 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first six months of 2016 were discounted at the credit-adjusted risk-free rate of 6.23%.
(9) REMEDIAL LIABILITIES
The changes to remedial liabilities for the six months ended June 30, 2016 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2016	$2,327	$63,613	$66,052	$131,992
Accretion	54	1,364	1,101	2,519
Changes in estimates recorded to statement of operations	70	(116)	419	373
Expenditures	(61)	(2,092)	(3,256)	(5,409)
Currency translation and other	—	52	764	816
Balance at June 30, 2016	$2,390	$62,821	$65,080	$130,291
In the six months ended June 30, 2016 there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.
(10) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2016	December 31, 2015
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	595,000
Long-term obligations, at par	$1,645,000	$1,395,000
Unamortized debt issuance costs and premium, net	(13,119)	(12,457)
Long-term obligations, at carrying value	$1,631,881	$1,382,543

At June 30, 2016 and December 31, 2015, the fair value of the Company's 2020 Notes was $819.0 million and $812.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.
On March 14, 2016, the Company issued through a private placement $250.0 million aggregate principal amount as additional notes under the indenture pursuant to which the Company previously issued on December 7, 2012, through a private placement $600.0 million aggregate principal amount of 2021 Notes. Interest payments are paid semi-annually on June 1 and

December 1 of each year. At June 30, 2016 and December 31, 2015, the fair value of the Company's 2021 Notes was $859.8 million and $599.5 million, respectively, based on quoted market prices for the instrument. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of June 30, 2016 and December 31, 2015 had no outstanding loan balances. At June 30, 2016, $190.0 million was available to borrow and outstanding letters of credit were $140.5 million. At December 31, 2015, $178.5 million was available to borrow and outstanding letters of credit were $144.6 million.
The revolving credit facility is guaranteed by all of Clean Harbors, Inc.'s ("Parent's") domestic subsidiaries and secured by substantially all of the Parent’s and its domestic subsidiaries’ assets. Available credit for Parent and its domestic subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. Available credit for Parent’s Canadian subsidiaries is limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.

(11) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted loss per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income (loss)	$3,966	$10,395	$(16,905)	$3,306

Denominator:
Basic shares outstanding	57,549	58,590	57,599	58,732
Dilutive effect of equity-based compensation awards	129	120	—	100
Dilutive shares outstanding	57,678	58,710	57,599	58,832

Basic earnings (loss) per share:	$0.07	$0.18	$(0.29)	$0.06

Diluted earnings (loss) per share:	$0.07	$0.18	$(0.29)	$0.06
For the three months ended June 30, 2016 and 2015, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 348,197 and 196,180, respectively, of outstanding performance stock awards for which the performance criteria were not attained at that time and 9,537 and 11,075, respectively, of restricted stock awards which were antidilutive at that time.

As a result of the net loss reported for the six months ended June 30, 2016, all then outstanding stock options, restricted stock awards and performance awards totaling 886,685 were excluded from the calculation of diluted earnings (loss) per share as their inclusion would have an antidilutive effect.

For the six months ended June 30, 2015, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 196,180 of outstanding performance stock awards for which the performance criteria were not attained at that time and 38,171 of restricted stock awards which were antidilutive at that time.

(12) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the six months ended June 30, 2016 were as follows (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Total
Balance at January 1, 2016	$(252,939)	$(1,953)	$(254,892)
Other comprehensive income before reclassifications	44,659	—	44,659
Other comprehensive income	$44,659	$—	$44,659
Balance at June 30, 2016	$(208,280)	$(1,953)	$(210,233)
There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2016 and 2015.

(13) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2016 was $2.6 million and $4.7 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2015 was $4.3 million and $6.1 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.8 million and $1.4 million for the three and six months ended June 30, 2016, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively.
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

The following table summarizes information about restricted stock awards for the six months ended June 30, 2016:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2016	362,618	$55.79
Granted	299,967	$51.02
Vested	(128,895)	$55.18
Forfeited	(16,785)	$57.22
Balance at June 30, 2016	516,905	$53.12

As of June 30, 2016, there was $23.2 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2016 was $2.3 million and $6.1 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2015 was $3.0 million and $6.2 million, respectively.

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

The following table summarizes information about performance stock awards for the six months ended June 30, 2016:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2016	187,274	$57.13
Granted	204,602	$54.30
Vested	(8,420)	$61.90
Forfeited	(13,676)	$57.23
Balance at June 30, 2016	369,780	$55.45

As of June 30, 2016, there was $0.6 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. No performance awards vested during the three months ended June 30, 2016. The total fair value of performance awards vested during the six months ended June 30, 2016 was $0.4 million. The total fair value of performance awards vested during the six months ended June 30, 2015 was $0.3 million. No performance awards vested during the three months ended June 30, 2015.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock. During the three and six months ended June 30, 2016, the Company repurchased and retired a total of 0.1 million shares and 0.2 million shares, respectively, of the Company's common stock for a total cost of $5.1 million and $10.1 million, respectively. During the three and six months ended June 30, 2015, the Company repurchased and retired a total of 0.3 million shares and 0.6 million shares, respectively, of the Company's common stock for a total cost of $16.1 million and $32.2 million, respectively. Through June 30, 2016, the Company has repurchased and retired a total of 3.6 million shares of the Company's common stock for a total cost of $187.8 million under this program. As of June 30, 2016, an additional $112.2 million remains available for repurchase of shares under the current authorized program.
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
At June 30, 2016 and December 31, 2015, the Company had recorded reserves of $21.1 million and $21.9 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2016 and December 31, 2015, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million and $1.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2016 and December 31, 2015, the $21.1 million and $21.9 million, respectively, of reserves consisted of (i) $18.7 million and $18.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $2.4 million and $3.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of June 30, 2016, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2016, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2016 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 62 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2016, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2016. From January 1, 2016 to June 30, 2016, 14 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 129 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 129 sites, two (the Wichita Facility and the BR Facility described below) involve facilities that are now owned by the Company and 127 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 127 third party sites, 32 are now settled, 15 are currently requiring expenditures on remediation and 80 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. In addition to the Wichita Property and the BR Facility described below, Clean Harbors believes its potential liability could exceed $100,000 at 11 of the 127 third party sites.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2016 and December 31, 2015, there were four and six proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
The Company's effective tax rate for the three and six months ended June 30, 2016 was 68.7% and (57.3)% compared to 74.6% and 88.6% for the same periods in 2015. The variations in the effective income tax rates for the three and six months ended

June 30, 2016 as compared to more customary relationships between pre-tax income and the provision for income taxes was primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities. Such variations in the three and six month periods ended June 30, 2015 were due to the lack of any tax benefit associated with the goodwill impairment charge recorded in the second quarter of 2015.
As of June 30, 2016 and December 31, 2015, the Company had recorded $2.1 million of liabilities for unrecognized tax benefits and $0.4 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.5 million within the next 12 months. This is the result of a pre-acquisition audit settlement for one of the Company's foreign entities.
(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. As of June 30, 2016, the Company's operations were managed in six reportable segments based primarily upon the nature of the various operations and services provided: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services.

Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment providing the product or service. Intersegment revenues represent the sharing of third party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third party. The intersegment revenues are shown net. The negative intersegment revenues are due to more transfers out of customer revenues to other segments than transfers in of customer revenues from other segments. The operations not managed through the Company’s six reportable segments are recorded as “Corporate Items.” Corporate Items revenues consist of certain operations for which the revenues are insignificant and not allocated to the segments for internal reporting purposes. Corporate Items cost of revenues represents certain central services that are not allocated to the six segments for internal reporting purposes. Corporate Items selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature that are not allocated to the Company’s six reportable segments. Performance of the segments is evaluated on several factors, of which the primary financial measure is “Adjusted EBITDA,” which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision for income taxes, other non-cash charges not deemed representative of fundamental segment results and excludes other expense. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table reconciles third party revenues to direct revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30, 2016				For the Three Months Ended June 30, 2015
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$229,130	$35,578	$667	$265,375	$248,025	$38,314	$1,083	$287,422
Industrial and Field Services	153,851	(9,055)	(286)	144,510	353,329	(11,230)	(401)	341,698
Kleen Performance Products	86,711	(7,600)	—	79,111	99,104	(21,428)	(1)	77,675
SK Environmental Services	191,004	(21,492)	1	169,513	175,876	(8,802)	3	167,077
Lodging Services	16,418	137	14	16,569	21,171	992	80	22,243
Oil and Gas Field Services	19,232	2,432	48	21,712	38,617	2,154	40	40,811
Corporate Items	1,164	—	(444)	720	106	—	(804)	(698)
Total	$697,510	$—	$—	$697,510	$936,228	$—	$—	$936,228

	For the Six Months Ended June 30, 2016				For the Six Months Ended June 30, 2015
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$448,235	$70,422	$1,055	$519,712	$488,350	$73,218	$2,380	$563,948
Industrial and Field Services	275,428	(16,521)	(303)	258,604	500,197	(17,791)	(323)	482,083
Kleen Performance Products	154,254	(17,007)	(1)	137,246	195,911	(39,685)	(2)	156,224
SK Environmental Services	370,422	(40,606)	368	330,184	336,560	(20,384)	3	316,179
Lodging Services	32,063	401	35	32,499	55,275	1,156	97	56,528
Oil and Gas Field Services	51,248	3,311	135	54,694	92,204	3,486	49	95,739
Corporate Items	1,943	—	(1,289)	654	230	—	(2,204)	(1,974)
Total	$1,333,593	$—	$—	$1,333,593	$1,668,727	$—	$—	$1,668,727
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results, and other expense (income) to its segments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Technical Services	$68,891	$76,808	$129,289	$140,209
Industrial and Field Services	19,946	73,081	22,064	83,390
Kleen Performance Products	9,995	15,824	14,555	11,348
SK Environmental Services	45,239	41,195	80,734	68,444
Lodging Services	3,022	3,852	4,041	10,762
Oil and Gas Field Services	(4,207)	(2,182)	(5,601)	(779)
Corporate Items	(32,441)	(45,456)	(67,317)	(71,975)
Total	$110,445	$163,122	$177,765	$241,399
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,548	2,599	5,053	5,218
Depreciation and amortization	73,393	67,773	142,295	136,129
Goodwill impairment charge	—	31,992	—	31,992
Income from operations	34,504	60,758	30,417	68,060
Other expense	189	660	539	251
Interest expense, net of interest income	21,647	19,249	40,627	38,687
Income (loss) before provision for income taxes	$12,668	$40,849	$(10,749)	$29,122

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2016
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$507,996	$231,334	$211,082	$302,260	$104,386	$146,423	$91,506	$1,594,987
Goodwill	48,688	106,605	51,109	220,824	34,265	—	—	461,491
Permits and other intangibles, net	69,683	13,587	139,867	251,087	6,495	11,505	—	492,224
Total assets	$823,881	$375,796	$520,943	$852,082	$181,031	$235,775	$702,873	$3,692,381

	December 31, 2015
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$483,425	$237,660	$193,855	$264,539	$105,208	$156,286	$91,494	$1,532,467
Goodwill	49,267	105,286	49,755	216,589	32,208	—	—	453,105
Permits and other intangibles, net	73,601	14,649	140,410	256,251	7,045	14,862	—	506,818
Total assets	$800,060	$368,858	$492,483	$805,488	$181,357	$244,210	$538,972	$3,431,428
The following table presents total assets by geographical area (in thousands):

	June 30, 2016	December 31, 2015
United States	$2,837,201	$2,575,746
Canada	850,355	851,949
Other foreign	4,825	3,733
Total	$3,692,381	$3,431,428
(17) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The 2020 Notes and the 2021 Notes are guaranteed by substantially all of the Company's subsidiaries organized in the United States (the "U.S. Guarantor Subsidiaries"). Each U.S. Guarantor Subsidiary is a 100% owned subsidiary of Clean Harbors, Inc. ("Parent") and its guarantee is both full and unconditional and joint and several.  The guarantees, are however, subject to customary release provisions under which, in particular, the guarantee of any U.S. Guarantor Subsidiary will be released if we sell such subsidiary to an unrelated third party in accordance with the terms of the indenture which governs the notes. The 2020 Notes and the 2021 Notes are not guaranteed by Parent's Canadian or other foreign subsidiaries (the "Foreign Non-Guarantor Subsidiaries"). The following presents supplemental condensed consolidating financial information for Parent, the U.S. Guarantor Subsidiaries and the Foreign Non-Guarantor Subsidiaries, respectively.
As discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included herein, on March 14, 2016, Parent issued through a private placement, $250.0 million aggregate principal amount as additional notes under the 2021 Notes. In connection with this offering the proceeds were then transferred to the US Guarantor Subsidiaries and are reflected as an investment of Parent in the U.S. Guarantor Subsidiaries for the period ending June 30, 2016.

Following is the condensed consolidating balance sheet at June 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,291	$224,493	$77,139	$—	$352,923
Intercompany receivables	181,741	302,354	30,741	(514,836)	—
Accounts receivable, net	—	407,601	96,148	—	503,749
Other current assets	378	198,612	63,472	—	262,462
Property, plant and equipment, net	—	1,138,285	456,702	—	1,594,987
Investments in subsidiaries	2,833,394	514,708	—	(3,348,102)	—
Intercompany debt receivable	—	277,623	3,701	(281,324)	—
Goodwill	—	369,978	91,513	—	461,491
Permits and other intangibles, net	—	423,932	68,292	—	492,224
Other long-term assets	1,412	9,559	13,574	—	24,545
Total assets	$3,068,216	$3,867,145	$901,282	$(4,144,262)	$3,692,381
Liabilities and Stockholders’ Equity:
Current liabilities	$21,852	$427,367	$71,202	$—	$520,421
Intercompany payables	294,439	217,430	2,967	(514,836)	—
Closure, post-closure and remedial liabilities, net	—	150,182	15,252	—	165,434
Long-term obligations	1,631,881	—	—	—	1,631,881
Intercompany debt payable	3,701	—	277,623	(281,324)	—
Other long-term liabilities	—	238,772	19,530	—	258,302
Total liabilities	1,951,873	1,033,751	386,574	(796,160)	2,576,038
Stockholders’ equity	1,116,343	2,833,394	514,708	(3,348,102)	1,116,343
Total liabilities and stockholders’ equity	$3,068,216	$3,867,145	$901,282	$(4,144,262)	$3,692,381

Following is the condensed consolidating balance sheet at December 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$11,017	$83,479	$90,212	$—	$184,708
Intercompany receivables	164,709	213,243	39,804	(417,756)	—
Accounts receivables, net	—	404,580	91,424	—	496,004
Other current assets	—	179,969	60,515	—	240,484
Property, plant and equipment, net	—	1,082,466	450,001	—	1,532,467
Investments in subsidiaries	2,547,307	522,067	—	(3,069,374)	—
Intercompany debt receivable	—	260,957	3,701	(264,658)	—
Goodwill	—	367,306	85,799	—	453,105
Permits and other intangibles, net	—	435,080	71,738	—	506,818
Other long-term assets	1,068	10,274	6,500	—	17,842
Total assets	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428
Liabilities and Stockholders’ Equity:
Current liabilities	$20,813	$424,588	$71,719	$—	$517,120
Intercompany payables	220,762	195,287	1,707	(417,756)	—
Closure, post-closure and remedial liabilities, net	—	153,190	14,656	—	167,846
Long-term obligations	1,382,543	—	—	—	1,382,543
Intercompany debt payable	3,701	—	260,957	(264,658)	—
Other long-term liabilities	—	239,049	28,588	—	267,637
Total liabilities	1,627,819	1,012,114	377,627	(682,414)	2,335,146
Stockholders’ equity	1,096,282	2,547,307	522,067	(3,069,374)	1,096,282
Total liabilities and stockholders’ equity	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428

Following is the consolidating statement of operations for the three months ended June 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$456,013	$139,413	$(10,864)	$584,562
Product revenues	—	95,648	19,391	(2,091)	112,948
Total revenues	—	551,661	158,804	(12,955)	697,510
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(587)	292,343	107,792	(10,864)	388,684
Product cost of revenues	—	79,108	14,301	(2,091)	91,318
Total cost of revenues	(587)	371,451	122,093	(12,955)	480,002
Selling, general and administrative expenses	37	83,882	23,144	—	107,063
Accretion of environmental liabilities	—	2,313	235	—	2,548
Depreciation and amortization	—	50,696	22,697	—	73,393
Income (loss) from operations	550	43,319	(9,365)	—	34,504
Other expense (income)	—	400	(589)	—	(189)
Interest (expense) income	(22,962)	1,284	31	—	(21,647)
Equity in earnings of subsidiaries, net of taxes	17,413	(9,195)	—	(8,218)	—
Intercompany interest income (expense)	—	5,497	(5,497)	—	—
(Loss) income before (benefit) provision for income taxes	(4,999)	41,305	(15,420)	(8,218)	12,668
(Benefit) provision for income taxes	(8,965)	23,892	(6,225)	—	8,702
Net income (loss)	3,966	17,413	(9,195)	(8,218)	3,966
Other comprehensive loss	(1,178)	(1,178)	(597)	1,775	(1,178)
Comprehensive income (loss)	$2,788	$16,235	$(9,792)	$(6,443)	$2,788

Following is the consolidating statement of operations for the three months ended June 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$628,408	$190,657	$(17,718)	$801,347
Product revenues	—	115,335	22,444	(2,898)	134,881
Total revenues	—	743,743	213,101	(20,616)	936,228
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	415,111	147,477	(17,718)	544,870
Product cost of revenues	—	98,258	12,458	(2,898)	107,818
Total cost of revenues	—	513,369	159,935	(20,616)	652,688
Selling, general and administrative expenses	25	93,677	26,716	—	120,418
Accretion of environmental liabilities	—	2,287	312	—	2,599
Depreciation and amortization	—	44,602	23,171	—	67,773
Goodwill impairment charge	—	4,164	27,828	—	31,992
(Loss) income from operations	(25)	85,644	(24,861)	—	60,758
Other income (expense)	—	168	(828)	—	(660)
Interest (expense) income	(19,652)	324	79	—	(19,249)
Equity in earnings of subsidiaries, net of taxes	22,201	(29,550)	—	7,349	—
Intercompany interest income (expense)	—	6,036	(6,036)	—	—
Income (loss) before (benefit) provision for income taxes	2,524	62,622	(31,646)	7,349	40,849
(Benefit) provision for income taxes	(7,871)	40,421	(2,096)	—	30,454
Net income (loss)	10,395	22,201	(29,550)	7,349	10,395
Other comprehensive income	12,231	12,231	8,061	(20,292)	12,231
Comprehensive income (loss)	$22,626	$34,432	$(21,489)	$(12,943)	$22,626

Following is the consolidating statement of operations for the six months ended June 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$884,490	$253,436	$(23,133)	$1,114,793
Product revenues	—	185,236	38,104	(4,540)	218,800
Total revenues	—	1,069,726	291,540	(27,673)	1,333,593
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(587)	575,307	211,083	(23,133)	762,670
Product cost of revenues	—	158,462	27,689	(4,540)	181,611
Total cost of revenues	(587)	733,769	238,772	(27,673)	944,281
Selling, general and administrative expenses	61	164,537	46,949	—	211,547
Accretion of environmental liabilities	—	4,603	450	—	5,053
Depreciation and amortization	—	99,391	42,904	—	142,295
Income (loss) from operations	526	67,426	(37,535)	—	30,417
Other income (expense)	—	312	(851)	—	(539)
Interest (expense) income	(43,105)	2,395	83	—	(40,627)
Equity in earnings of subsidiaries, net of taxes	8,642	(35,690)	—	27,048	—
Intercompany interest income (expense)	—	10,656	(10,656)	—	—
(Loss) income before (benefit) provision for income taxes	(33,937)	45,099	(48,959)	27,048	(10,749)
(Benefit) provision for income taxes	(17,032)	36,457	(13,269)	—	6,156
Net (loss) income	(16,905)	8,642	(35,690)	27,048	(16,905)
Other comprehensive gain	44,659	44,659	28,330	(72,989)	44,659
Comprehensive gain (loss)	$27,754	$53,301	$(7,360)	$(45,941)	$27,754

Following is the consolidating statement of operations for the six months ended June 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,046,925	$384,110	$(33,358)	$1,397,677
Product revenues	—	231,871	45,648	(6,469)	271,050
Total revenues	—	1,278,796	429,758	(39,827)	1,668,727
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	692,713	301,905	(33,358)	961,260
Product cost of revenues	—	213,544	30,860	(6,469)	237,935
Total cost of revenues	—	906,257	332,765	(39,827)	1,199,195
Selling, general and administrative expenses	50	174,661	53,422	—	228,133
Accretion of environmental liabilities	—	4,593	625	—	5,218
Depreciation and amortization	—	90,403	45,726	—	136,129
Goodwill impairment charge	—	4,164	27,828	—	31,992
(Loss) income from operations	(50)	98,718	(30,608)	—	68,060
Other income (expense)	—	279	(530)	—	(251)
Interest (expense) income	(39,291)	502	102	—	(38,687)
Equity in earnings of subsidiaries, net of taxes	26,910	(36,579)	—	9,669	—
Intercompany interest income (expense)	—	12,013	(12,013)	—	—
(Loss) income before (benefit) provision for income taxes	(12,431)	74,933	(43,049)	9,669	29,122
(Benefit) provision for income taxes	(15,737)	48,023	(6,470)	—	25,816
Net income (loss)	3,306	26,910	(36,579)	9,669	3,306
Other comprehensive loss	(65,172)	(65,172)	(42,574)	107,746	(65,172)
Comprehensive loss	$(61,866)	$(38,262)	$(79,153)	$117,415	$(61,866)

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from (used in) operating activities	$42,990	$65,860	$11,201	$—	$120,051
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(105,175)	(18,354)	—	(123,529)
Proceeds from sales of fixed assets	—	694	1,974	—	2,668
Acquisitions, net of cash acquired	—	(48,989)	(10,000)	—	(58,989)
Costs to obtain or renew permits	—	(908)	(65)	—	(973)
Purchase of available-for-sale securities	(102)	—	(496)	—	(598)
Investment in subsidiaries	(250,625)	—	—	250,625	—
Intercompany	—	(11,827)	—	11,827	—
Net cash used in investing activities	(250,727)	(166,205)	(26,941)	262,452	(181,421)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(9,266)	(1,756)	—	(11,022)
Exercise of stock options	184	—	—	—	184
Issuance of restricted shares, net of shares remitted	(1,879)	—	—	—	(1,879)
Repurchases of common stock	(10,134)	—	—	—	(10,134)
Excess tax benefit of stock-based compensation	2	—	—	—	2
Deferred financing costs paid	(2,614)	—	—	—	(2,614)
Issuance of senior secured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	11,827	—	—	(11,827)	—
Net cash from (used in) financing activities	248,011	241,359	(1,756)	(262,452)	225,162
Effect of exchange rate change on cash	—	—	4,423	—	4,423
Increase (decrease) in cash and cash equivalents	40,274	141,014	(13,073)	—	168,215
Cash and cash equivalents, beginning of period	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of period	$51,291	$224,493	$77,139	$—	$352,923

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$4,913	$158,241	$30,661	$—	$193,815
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(104,068)	(20,077)	—	(124,145)
Proceeds from sale of fixed assets	—	368	2,278	—	2,646
Acquisitions, net of cash acquired	—	(79,610)	—	—	(79,610)
Costs to obtain or renew permits	—	(4)	(3,084)	—	(3,088)
Intercompany	—	(31,830)	—	31,830	—
Net cash used in investing activities	—	(215,144)	(20,883)	31,830	(204,197)

Cash flows used in financing activities:
Change in uncashed checks	—	(16,474)	(5,686)	—	(22,160)
Proceeds from exercise of stock options	397	—	—	—	397
Issuance of restricted shares, net of shares remitted	(1,837)	—	—	—	(1,837)
Repurchases of common stock	(32,203)	—	—	—	(32,203)
Excess tax benefit of stock-based compensation	102	—	—	—	102
Payments of capital leases	—	(193)	(278)	—	(471)
Intercompany	31,830	—	—	(31,830)	—
Net cash used in financing activities	(1,711)	(16,667)	(5,964)	(31,830)	(56,172)
Effect of exchange rate change on cash	—	—	(6,704)	—	(6,704)
Decrease in cash and cash equivalents	3,202	(73,570)	(2,890)	—	(73,258)
Cash and cash equivalents, beginning of period	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of period	$4,208	$80,577	$88,836	$—	$173,621
(18) SUBSEQUENT EVENTS
During July 2016, the Company completed two acquisitions as follows:

i.
A privately owned company with operations primarily in the northwest region of the United States which specializes in recycling and waste management as well as operating an oil re-refinery. This site operates with a Part B permit and will be integrated across the Technical Services, Industrial and Field Services, Kleen Performance Products and SK Environmental Services segments of Clean Harbors.

ii.
A privately owned operating facility located in southern California which will expand the Company’s capabilities for the storage and handling of used oils and other waste. This site operates with a Part B permit and will be integrated into the SK Environmental segment of Clean Harbors.

These acquisitions expand the Company's geographic footprint and presence on the west coast of the United States while also increasing capabilities across its waste network and supporting growth initiatives in the SK Environmental and Kleen Performance Products segments. The aggregate purchase price of these acquisitions was approximately $101.0 million paid in cash and subject to customary post-closing adjustments.
During July 2016, the Company also entered into purchase and sale agreements for three potential acquisitions for an aggregate purchase price of approximately $50.0 million. These acquisitions are expected to be completed in August of 2016. These acquisitions will be integrated across the Kleen Performance Products and SK Environmental Services segments of Clean Harbors.
On August 2, 2016 the Company entered into an agreement to sell a non-core line of business within its Industrial and Field Services segment. Proceeds are expected to be approximately $50.0 million with the sale expected to be completed during the third quarter of 2016.

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

•
Kleen Performance Products - Kleen Performance Products results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and more specifically the published prices of Group II base oils, which historically have seen correlation with overall crude oil prices which have experienced significant decline since 2014. Costs incurred in connection with the collection of used oils, which are raw materials associated with the segment’s products, can also be volatile as was the case for much of fiscal year 2015 when such costs were disconnected from market pricing of the based and blended oil products sold by the segment. Given the impact of lower base and blended oil pricing, we are now charging stop fees related to our used oil collection services which have allowed us to effectively manage the profit spreads inherent in the business. The implementation of our closed loop model resulting in the direct sales of our renewable oil products to end customers will also impact future operating results.

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

•
Lodging Services - Lodging Services segment results are dependent upon levels of construction and maintenance activity associated with the oil and related industries in the Oil Sands and other regions of Western Canada in which our camps and lodges operate as well as demand for our modular unit production. Levels of overall activity in these regions drive the demand and related pricing for lodging and camp accommodations and related services. To mitigate the decrease in demand experienced in this business, we have targeted more non-traditional markets such as schools, hospitals, and other municipal structures to offer our modular unit accommodations and related services. Given that segment's operations are located entirely in Canada, the impact of foreign currency translations which result from changes in the exchange rates between the U.S. and Canadian dollar can significantly impact the amounts associated with overall business results.

•
Oil and Gas Field Services - Oil and Gas Field Services segment results are significantly impacted by overall levels of oil and gas related exploration, drilling activity and production in North America. The levels of such exploration, drilling activity and production are largely dependent upon the number of oil rigs in operation, as well as global and North American oil prices on which such activity levels are strongly predicated. Since the third quarter of 2014, crude oil prices have declined approximately 48%. This oil price volatility and future price uncertainty has resulted in lower activity levels which are negatively impacting the business’ results. The majority of the segment's operations are in Canada, and therefore the impact of US to Canadian dollar foreign currency translation also significantly impacts the segment’s results.

Highlights

Total revenues for the three and six months ended June 30, 2016 were $697.5 million and $1.3 billion, respectively, compared with $936.2 million and $1.7 billion in the three and six months ended June 30, 2015. Decreases in total revenues were primarily related to lower levels of emergency response projects, continued weakness in crude oil markets which have significantly and negatively impacted our Industrial Services, Oil & Gas Field Services and Lodging Services segments in Western Canada, reductions in commodity pricing, weakening of the Canadian dollar and an overall slowdown in industrial production. Direct revenues recorded by our Kleen Performance Products in the three months ended June 30, 2016 and SK Environmental Services in the three and six months ended June 30, 2016 increased total revenues from the comparable periods in 2015 primarily due to our recent acquisitions. The weaker Canadian dollar and related effects of foreign currency translation on our Canadian business operations also negatively impacted direct revenues by approximately $6.9 million and $19.6 million, respectively, in the three and six months ended June 30, 2016 as compared to the comparable periods in 2015. Changes in segment revenues are more fully described in our Segment Performance section below.
We reported income from operations for the three and six months ended June 30, 2016 of $34.5 million and $30.4 million, respectively, compared with $60.8 million and $68.1 million in the three and six months ended June 30, 2015. Net income for the three months ended June 30, 2016 was $4.0 million as compared to $10.4 million in the three months ended June 30, 2015. We reported a net loss for the six months ended June 30, 2016 of $16.9 million as compared to net income of $3.3 million in the six months ended June 30, 2015. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, decreased 32.3% to $110.4 million from $163.1 million in the three months ended June 30, 2015 and decreased 26.4% to $177.8 million in the six months ended June 30, 2016 from $241.4 million in the six months ended June 30, 2015. The decreased levels of EBITDA in the three and six month ended June 30, 2016 was attributable to lower revenue amounts as described above offset by significant cost reduction initiatives which the Company successfully undertook in fiscal year 2016. Additional information, including a reconciliation of Adjusted EBITDA to net income(loss), appears below under the heading "Adjusted EBITDA."

Segment Performance

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change
Third Party Revenues(1):
Technical Services	$229,130	$248,025	$(18,895)	(7.6)%	$448,235	$488,350	$(40,115)	(8.2)%
Industrial and Field Services	153,851	353,329	(199,478)	(56.5)	275,428	500,197	(224,769)	(44.9)
Kleen Performance Products	86,711	99,104	(12,393)	(12.5)	154,254	195,911	(41,657)	(21.3)
SK Environmental Services	191,004	175,876	15,128	8.6	370,422	336,560	33,862	10.1
Lodging Services	16,418	21,171	(4,753)	(22.5)	32,063	55,275	(23,212)	(42.0)
Oil and Gas Field Services	19,232	38,617	(19,385)	(50.2)	51,248	92,204	(40,956)	(44.4)
Corporate Items	1,164	106	1,058	998.1	1,943	230	1,713	744.8
Total	$697,510	$936,228	$(238,718)	(25.5)%	$1,333,593	$1,668,727	$(335,134)	(20.1)%
Direct Revenues(1):
Technical Services	$265,375	$287,422	$(22,047)	(7.7)%	$519,712	$563,948	$(44,236)	(7.8)%
Industrial and Field Services	144,510	341,698	(197,188)	(57.7)	258,604	482,083	(223,479)	(46.4)
Kleen Performance Products	79,111	77,675	1,436	1.8	137,246	156,224	(18,978)	(12.1)
SK Environmental Services	169,513	167,077	2,436	1.5	330,184	316,179	14,005	4.4
Lodging Services	16,569	22,243	(5,674)	(25.5)	32,499	56,528	(24,029)	(42.5)
Oil and Gas Field Services	21,712	40,811	(19,099)	(46.8)	54,694	95,739	(41,045)	(42.9)
Corporate Items	720	(698)	1,418	203.2	654	(1,974)	2,628	133.1
Total	697,510	936,228	(238,718)	(25.5)	1,333,593	1,668,727	(335,134)	(20.1)
Cost of Revenues(2):
Technical Services	176,908	189,504	(12,596)	(6.6)	350,954	379,044	(28,090)	(7.4)
Industrial and Field Services	109,680	250,843	(141,163)	(56.3)	207,097	365,262	(158,165)	(43.3)
Kleen Performance Products	64,512	57,309	7,203	12.6	113,886	135,533	(21,647)	(16.0)
SK Environmental Services	96,086	99,526	(3,440)	(3.5)	194,141	194,056	85	—
Lodging Services	12,574	16,924	(4,350)	(25.7)	26,403	42,684	(16,281)	(38.1)
Oil and Gas Field Services	22,369	37,310	(14,941)	(40.0)	52,570	84,723	(32,153)	(38.0)
Corporate Items	(2,127)	1,272	(3,399)	(267.2)	(770)	(2,107)	1,337	(63.5)
Total	480,002	652,688	(172,686)	(26.5)	944,281	1,199,195	(254,914)	(21.3)
Selling, General & Administrative Expenses:
Technical Services	19,576	21,110	(1,534)	(7.3)	39,469	44,695	(5,226)	(11.7)
Industrial and Field Services	14,884	17,774	(2,890)	(16.3)	29,443	33,431	(3,988)	(11.9)
Kleen Performance Products	4,604	4,542	62	1.4	8,805	9,343	(538)	(5.8)
SK Environmental Services	28,188	26,356	1,832	7.0	55,309	53,679	1,630	3.0
Lodging Services	973	1,467	(494)	(33.7)	2,055	3,082	(1,027)	(33.3)
Oil and Gas Field Services	3,550	5,683	(2,133)	(37.5)	7,725	11,795	(4,070)	(34.5)
Corporate Items	35,288	43,486	(8,198)	(18.9)	68,741	72,108	(3,367)	(4.7)
Total	107,063	120,418	(13,355)	(11.1)	211,547	228,133	(16,586)	(7.3)
Adjusted EBITDA:
Technical Services	68,891	76,808	(7,917)	(10.3)	129,289	140,209	(10,920)	(7.8)
Industrial and Field Services	19,946	73,081	(53,135)	(72.7)	22,064	83,390	(61,326)	(73.5)
Kleen Performance Products	9,995	15,824	(5,829)	(36.8)	14,555	11,348	3,207	28.3
SK Environmental Services	45,239	41,195	4,044	9.8	80,734	68,444	12,290	18.0
Lodging Services	3,022	3,852	(830)	(21.5)	4,041	10,762	(6,721)	(62.5)
Oil and Gas Field Services	(4,207)	(2,182)	(2,025)	(92.8)	(5,601)	(779)	(4,822)	(619.0)
Corporate Items	(32,441)	(45,456)	13,015	28.6	(67,317)	(71,975)	4,658	6.5
Total	$110,445	$163,122	$(52,677)	(32.3)%	$177,765	$241,399	$(63,634)	(26.4)%
______________________

1.	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, overall industrial activity, foreign currency translation, acquisitions, general conditions of the oil and gas related industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$265,375	$287,422	$(22,047)	(7.7)%	$519,712	$563,948	$(44,236)	(7.8)%
Technical Services direct revenues for the three and six months ended June 30, 2016 decreased $22.0 million and $44.2 million, respectively, from the comparable periods in 2015 primarily due to decreased revenues associated with our waste disposal services whereby waste is disposed of through our incinerator and landfill facilities network. This direct revenue decrease was impacted by lower waste volumes disposed of in our landfills, which decreased 21% and 28%, respectively, in the three and six months ended June 30, 2016 from the comparable periods in 2015. These decreases were primarily due to lower oil and gas production waste streams as well as project delays and lower customer spending. The utilization rate at our incinerators was 88.1% and 87.3%, respectively, for the three and six months ended June 30, 2016, compared with 91.4% and 91.2%, respectively, in the comparable periods of 2015. The decrease in utilization rate in the three and six months ended June 30, 2016 from the comparable periods in 2015 was primarily due to lower overall industrial production, energy related waste streams, and a higher turnaround schedule at our incineration facilities in the first six months ended June 30, 2016.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$144,510	$341,698	$(197,188)	(57.7)%	$258,604	$482,083	$(223,479)	(46.4)%
Industrial and Field Services direct revenues for the three and six months ended June 30, 2016 decreased $197.2 million and $223.5 million, respectively, from the comparable periods in 2015. The decreases were primarily due to the existence of large emergency response projects which occurred during the second quarter of 2015 and did not exist in 2016. In the three and six months ended June 30, 2015, large emergency response projects accounted for revenues of $168.0 million and $169.4 million, respectively. In addition, lower activity levels and pricing pressures in the current periods across North America reduced customer spending on maintenance and turnaround projects resulting in a decrease in revenues of $20.5 million and $46.6 million, respectively, in the three and six months ended June 30, 2016 from the comparable periods in 2015. Inclusive in the year over year changes within this segment were negative impacts of foreign currency translation on our Canadian operations of approximately $2.4 million and $5.7 million in the three and six months ended June 30, 2016 from the comparable periods in 2015.
Kleen Performance Products

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$79,111	$77,675	$1,436	1.8%	$137,246	$156,224	$(18,978)	(12.1)%
Kleen Performance Products direct revenues represent third party revenues, which are earned on sales to external customers, reduced by intersegment revenues consisting of amounts paid to the SK Environmental Services segment for collections of used oil which is then further processed into manufacturing base and blended oil products sold by this segment. Direct revenues attributable to the Kleen Performance Products segment increased $1.4 million in the three months ended June 30, 2016 from the comparable period in 2015. Increases in these revenues were derived from acquisitions which accounted for $12.1 million of incremental revenue and intersegment revenues were reduced by $13.8 million during the three months ended June 30, 2016 due to successful management in our charge-for-oil program. These items were partially offset by the impacts of decreases in base and blended pricing, which accounted for a $24.6 million decrease to direct revenues in the three months ended June 30, 2016 from the comparable period in 2015. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $1.0 million in the three months ended June 30, 2016 from the comparable period in 2015.
Direct revenues attributable to the Kleen Performance Products segment decreased $19.0 million in the six months ended June 30, 2016 from the comparable period in 2015. Decreases in base and blended pricing, which accounted for a $52.2 million decrease to direct revenues in the six months ended June 30, 2016 from the comparable period in 2015 was partially offset by revenues derived from acquisitions of $12.1 million and intersegment revenues which was reduced by $22.7 million during the six months ended June 30, 2016 due to successful management in our charge-for-oil program. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $2.9 million in the six months ended June 30, 2016 from the comparable period in 2015.
SK Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$169,513	$167,077	$2,436	1.5%	$330,184	$316,179	$14,005	4.4%
SK Environmental Services direct revenues include intersegment revenues earned from the sale of used oil collections to the Kleen Performance Products segment. SK Environmental Services direct revenues for the three and six months ended June 30, 2016 increased $2.4 million and $14.0 million, respectively, from the comparable periods in 2015 primarily due to increased revenues as a result of acquisitions and incremental organic growth related to the segment’s core service offerings. These increases more than offset the expected reductions in direct revenues derived from intersegment revenues earned through the sale of used oil to the Kleen Performance Products segment and resulting from the successful management in our charge-for-oil program.
Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$16,569	$22,243	$(5,674)	(25.5)%	$32,499	$56,528	$(24,029)	(42.5)%
Lodging Services direct revenues for the three and six months ended June 30, 2016 decreased $5.7 million and $24.0 million, respectively, from the comparable periods in 2015 primarily due to lower pricing consistent with overall market conditions which resulted in a decrease in direct revenue of $2.9 million and $14.0 million, respectively. The occupancy rate at our primary fixed lodges for the three and six months ended June 30, 2016 was 44% and 34%, respectively, compared to 31% and 41%, respectively, in the comparable periods in 2015. Direct revenues derived from our camps and catering services decreased $3.0 million and $10.6 million, respectively, in the three and six months ended June 30, 2016 from the comparable periods in 2015. Inclusive in the year over year changes within this segment were also the negative impacts of foreign currency translation on our Canadian operations of approximately $0.8 million and $2.5 million in the three and six months ended June 30, 2016 from the comparable periods in 2015.
Oil and Gas Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$21,712	$40,811	$(19,099)	(46.8)%	$54,694	$95,739	$(41,045)	(42.9)%
Oil and Gas Field Services direct revenues for the three and six months ended June 30, 2016 decreased $19.1 million and $41.0 million, respectively, from the comparable periods in 2015 primarily due to lower levels of business activity and rig counts serviced by the businesses which negatively impacted the utilization and overall pricing of our rental equipment and production services assets. Lower exploration budgets of our customers, project cancellations, and reduced customer spending also negatively impacted results in 2016. Rig count serviced by the Oil and Gas Field Services segment decreased approximately 42% and 58% in the three and six months ended June 30, 2016 from the comparable periods in 2015. Inclusive in the year over year changes within this segment was also the negative impact of foreign currency translation on our Canadian operations of approximately $0.9 million and $2.9 million, respectively, in the three and six months ended June 30, 2016 from the comparable periods in 2015.
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
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$176,908	$189,504	$(12,596)	(6.6)%	$350,954	$379,044	$(28,090)	(7.4)%
As a % of Direct Revenue	66.7%	65.9%		0.8%	67.5%	67.2%		0.3%
Technical Services cost of revenues for the three months ended June 30, 2016 decreased $12.6 million from the comparable period in 2015 due primarily to decreases in material costs of $3.2 million, transportation and fuel cost of $2.4 million, equipment rental costs of $2.5 million, and labor related costs of $2.1 million. As a percentage of revenues, our costs remained consistent in the three months ended June 30, 2016 as compared to the comparable period in 2015.
Technical Services cost of revenues for the six months ended June 30, 2016 decreased $28.1 million from the comparable period in 2015 due primarily to decreases in transportation and fuel cost of $7.8 million, material costs of $6.4 million, labor related costs of $3.5 million, equipment rental costs of $3.3 million, repairs and maintenance costs of $1.2 million as well as smaller reductions across several other expense categories. As a percentage of revenues, our costs remained consistent in the six months ended June 30, 2016 as compared to the comparable periods in 2015.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$109,680	$250,843	$(141,163)	(56.3)%	$207,097	$365,262	$(158,165)	(43.3)%
As a % of Direct Revenue	75.9%	73.4%		2.5%	80.1%	75.8%		4.3%
Industrial and Field Services cost of revenues for the three and six months ended June 30, 2016 decreased $141.2 million and $158.2 million, respectively, from the comparable periods in 2015, primarily due to decreases in equipment rental costs of $111.0 million and $115.4 million, respectively, raw material costs of $14.0 million and $14.6 million, respectively, labor related costs of $9.0 million and $13.6 million, respectively, and transportation and fuel cost of $1.7 million and $4.1 million, respectively. Cost of revenues as a percentage of direct revenue increased 2.5% and 4.3% for the three and six months ended June 30, 2016 from the comparable periods in 2015. These decreased cost levels and increases as a percentage of revenue is attributable to the lack of large scale emergency response projects in the current periods.
Kleen Performance Products

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$64,512	$57,309	$7,203	12.6%	$113,886	$135,533	$(21,647)	(16.0)%
As a % of Direct Revenue	81.5%	73.8%		7.7%	83.0%	86.8%		(3.8)%
Kleen Performance Products cost of revenues for the three months ended June 30, 2016 increased $7.2 million from the comparable period in 2015 primarily due to increases in oil additives and other raw material costs of $7.9 million partially offset by decreases in transportation and fuel costs of $1.8 million. The increase in costs was driven primarily by our recent acquisitions during the three months ended June 30, 2016 which increased our blending and packaging capabilities. These increased cost levels resulted in cost of revenues as a percentage of revenues increasing by 7.7% in the three months ended June 30, 2016 as compared to the same period of 2015.

Kleen Performance Products cost of revenues for the six months ended June 30, 2016 decreased $21.6 million from the comparable period in 2015 primarily due to decreased costs of used oil inventory consumed during the first six months of 2016. During the first six months of 2015 the segment recognized charges for high priced inventory amounting to $21.7 million and related to used oil collected prior to the full implementation of the Company’s charge-for-oil program. In addition, transportation and fuel costs decreased $3.8 million in the six months ended June 30, 2016 from the comparable period in 2015. These decreases were partially offset by increases in oil additives and other raw material costs of $6.1 million primarily related to our recent acquisitions during the period. As a percentage of revenues, these costs decreased 3.8% in the six months ended June 30, 2016 from the comparable period in 2015 primarily as a result of the higher inventory cost realized during the first six months of 2015 that did not occur in the comparable period in 2016.
SK Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$96,086	$99,526	$(3,440)	(3.5)%	$194,141	$194,056	$85	—%
As a % of Direct Revenue	56.7%	59.6%		(2.9)%	58.8%	61.4%		(2.6)%
SK Environmental Services cost of revenues for the three months ended June 30, 2016 decreased $3.4 million from the comparable period in 2015 due to decreases in oil additives and other material costs of $4.3 million, costs attributable to used oil collections of $3.0 million, and repairs and maintenance costs of $0.4 million. These decreases were partially offset by increases in labor related costs of $3.8 million and equipment rental costs of $0.5 million. As a percentage of revenues, these costs decreased 2.9% in the three months ended June 30, 2016 from the comparable period in 2015. The improved margins were most significantly impacted by the lower used oil collection and other raw material costs.
SK Environmental Services cost of revenues for the six months ended June 30, 2016 remained consistent from the comparable period in 2015. As a percentage of revenues, these costs decreased 2.6% in the six months ended June 30, 2016 from the comparable periods in 2015. The improved margins were most significantly impacted by the lower used oil collection and other material costs experienced during the second quarter of 2016.
Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$12,574	$16,924	$(4,350)	(25.7)%	$26,403	$42,684	$(16,281)	(38.1)%
As a % of Direct Revenue	75.9%	76.1%		(0.2)%	81.2%	75.5%		5.7%
Lodging Services cost of revenues for the three and six months ended June 30, 2016 decreased $4.4 million and $16.3 million, respectively, from the comparable periods in 2015 primarily due to decreases in catering costs of $1.9 million and $6.1 million, respectively, labor costs of $1.4 million and $5.3 million, respectively, equipment rental costs of $0.1 million and $1.7 million, respectively, and utilities costs of $0.6 million and $1.4 million, respectively. These decreases were the result of overall lower demand for lodging segment services as overall activity in the regions in which the business operates declined. As a percentage of direct revenues, these costs remained consistent and increased 5.7% in the three and six months ended June 30, 2016 from the comparable periods in 2015 as certain fixed costs incurred in the operations of our camps and lodges could not be reduced proportionate to the pricing and activity declines in the business.
Oil and Gas Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$22,369	$37,310	$(14,941)	(40.0)%	$52,570	$84,723	$(32,153)	(38.0)%
As a % of Direct Revenue	103.0%	91.4%		11.6%	96.1%	88.5%		7.6%
Oil and Gas Field Services cost of revenues for the three and six months ended June 30, 2016 decreased $14.9 million and $32.2 million, respectively, from the comparable periods in 2015 primarily due to decreases in labor related costs of $8.5 million and

$19.3 million, respectively, equipment rental costs of $2.2 million and $4.2 million, respectively, and transportation and fuel costs of $0.5 million and $1.7 million, respectively. As a percentage of direct revenues, these costs increased 11.6% and 7.6%, respectively, in the three and six months ended June 30, 2016 from the comparable periods in 2015. This increase resulted from certain fixed costs incurred which could not be reduced proportionate to the overall lower revenue generated combined with lower margins on revenues provided which resulted from pricing pressures seen in the overall business environment.
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
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$19,576	$21,110	$(1,534)	(7.3)%	$39,469	$44,695	$(5,226)	(11.7)%
As a % of Direct Revenue	7.4%	7.3%		0.1%	7.6%	7.9%		(0.3)%
Technical Services selling, general and administrative expenses for the three and six months ended June 30, 2016 decreased $1.5 million and $5.2 million, from the comparable periods in 2015 primarily due to decreases in variable compensation of $1.1 million and $1.5 million, respectively, and changes in estimates for environmental liabilities of $0.4 million and $2.2 million, respectively, as a result of an increase in the prior year that did not reoccur.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$14,884	$17,774	$(2,890)	(16.3)%	$29,443	$33,431	$(3,988)	(11.9)%
As a % of Direct Revenue	10.3%	5.2%		5.1%	11.4%	6.9%		4.5%
Industrial and Field Services selling, general and administrative expenses for the three and six months ended June 30, 2016 decreased $2.9 million and $4.0 million, respectively, from the comparable periods in 2015 primarily due to a decrease in commission costs of $1.8 million and $0.8 million, respectively, variable compensation of $1.1 million and $1.7 million, respectively, and professional fees of $0.2 million and $0.3 million, respectively. As a percentage of direct revenues, selling, general and administrative expense increased 5.1% and 4.5% in the three and six months ended June 30, 2016 from the comparable periods in 2015 primarily due to the decreased overall revenue levels experienced during the three and six months of 2016 which outpaced decreases in SG&A.
Kleen Performance Products

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$4,604	$4,542	$62	1.4%	$8,805	$9,343	$(538)	(5.8)%
As a % of Direct Revenue	5.8%	5.8%		—%	6.4%	6.0%		0.4%
Kleen Performance Products selling, general and administrative expenses remained consistent for the three and six months ended June 30, 2016 as compared to the comparable periods in 2015.

SK Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$28,188	$26,356	$1,832	7.0%	$55,309	$53,679	$1,630	3.0%
As a % of Direct Revenue	16.6%	15.8%		0.8%	16.8%	17.0%		(0.2)%
SK Environmental Services selling, general and administrative expenses for the three months ended June 30, 2016 increased$1.8 million as compared to the comparable period in 2015 primarily due to increases in salaries and benefits of $1.1 million, commission costs of $0.3 million and professional fees of $0.5 million.
SK Environmental Services selling, general and administrative expenses for the six months ended June 30, 2016 increased$1.6 million as compared to the comparable period in 2015 primarily due to increases in salaries and benefits of $3.0 million partially offset by a decrease of $1.4 million spread across multiple expense categories.
Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$973	$1,467	$(494)	(33.7)%	$2,055	$3,082	$(1,027)	(33.3)%
As a % of Direct Revenue	5.9%	6.6%		(0.7)%	6.3%	5.5%		0.8%
Lodging Services selling, general and administrative expenses for the three and six months ended June 30, 2016 decreased $0.5 million and $1.0 million, respectively, as compared to the comparable periods in 2015 primarily due to decreases in salaries and benefits of $0.2 million and $0.5 million, respectively, and professional fees of $0.1 million and $0.2 million, respectively.
Oil and Gas Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$3,550	$5,683	$(2,133)	(37.5)%	$7,725	$11,795	$(4,070)	(34.5)%
As a % of Direct Revenue	16.4%	13.9%		2.5%	14.1%	12.3%		1.8%
Oil and Gas Field Services selling, general and administrative expenses for the three and six months ended June 30, 2016 decreased $2.1 million and $4.1 million, respectively, from the comparable periods in 2015 primarily due to decreases in salaries and benefits of $1.0 million and $1.9 million, respectively, commission costs of $0.2 million and $0.3 million, respectively, variable compensation costs of $0.5 million and $0.6 million, respectively, and $0.4 million and $1.3 million of costs spread across multiple expense categories, respectively. As a percentage of direct revenues selling, general and administrative expense increased 2.5% and 1.8% in the three and six months ended June 30, 2016 from the comparable periods in 2015 as a result of lower overall revenues.
Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$35,288	$43,486	$(8,198)	(18.9)%	$68,741	$72,108	$(3,367)	(4.7)%
Corporate Items selling, general and administrative expenses for the three and six months ended June 30, 2016 decreased $8.2 million and $3.4 million, respectively, from the comparable periods in 2015 primarily due to decreases to variable compensation of $4.4 million and $2.2 million, respectively, benefits of $1.0 million and $2.4 million, respectively. The remaining decreases are primarily related to our cost savings initiatives spread across multiple expense categories.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2016	June 30, 2015	$ Change	% Change	June 30, 2016	June 30, 2015	$ Change	% Change
Adjusted EBITDA:
Technical Services	$68,891	$76,808	$(7,917)	(10.3)%	$129,289	$140,209	$(10,920)	(7.8)%
Industrial and Field Services	19,946	73,081	(53,135)	(72.7)	22,064	83,390	(61,326)	(73.5)
Kleen Performance Products	9,995	15,824	(5,829)	(36.8)	14,555	11,348	3,207	28.3
SK Environmental Services	45,239	41,195	4,044	9.8	80,734	68,444	12,290	18.0
Lodging Services	3,022	3,852	(830)	(21.5)	4,041	10,762	(6,721)	(62.5)
Oil and Gas Field Services	(4,207)	(2,182)	(2,025)	(92.8)	(5,601)	(779)	(4,822)	(619.0)
Corporate Items	(32,441)	(45,456)	13,015	28.6	(67,317)	(71,975)	4,658	6.5
Total	$110,445	$163,122	$(52,677)	(32.3)%	$177,765	$241,399	$(63,634)	(26.4)%
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors and discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$3,966	$10,395	$(16,905)	$3,306
Accretion of environmental liabilities	2,548	2,599	5,053	5,218
Depreciation and amortization	73,393	67,773	142,295	136,129
Goodwill impairment charge	—	31,992	—	31,992
Other expense	189	660	539	251
Interest expense, net	21,647	19,249	40,627	38,687
Provision for income taxes	8,702	30,454	6,156	25,816
Adjusted EBITDA	$110,445	$163,122	$177,765	$241,399

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$63,456	$58,978	$4,478	7.6%	$122,797	$116,332	$6,465	5.6%
Permits and other intangibles amortization	9,937	8,795	1,142	13.0	19,498	19,797	(299)	(1.5)
Total depreciation and amortization	$73,393	$67,773	$5,620	8.3%	$142,295	$136,129	$6,166	4.5%

Depreciation and amortization increased $5.6 million and $6.2 million, respectively, for the three and six months ended June 30, 2016 from the comparable period in 2015 primarily due to a larger fixed asset base resulting from our recent acquisitions.
Goodwill Impairment Charge

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Goodwill impairment charge	$—	$31,992	$(31,992)	(100)%	$—	$31,992	$(31,992)	(100)%
During the three months ended June 30, 2015, we recorded a $32.0 million goodwill impairment charge on our Oil and Gas Field Services reporting unit. For additional information regarding this goodwill impairment charge, see the discussion under the goodwill heading within our "Critical Accounting Policies and Estimates" below.
Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2016 over 2015		June 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$8,702	$30,454	$(21,752)	(71.4)%	$6,156	$25,816	$(19,660)	(76.2)%
The income tax provision for the three and six months ended June 30, 2016 decreased $21.8 million and $19.7 million, respectively, as compared to the comparable periods in 2015. The decrease in provision is due to lower amounts of operating income earned in the current periods. The effective tax rate for the three and six months ended June 30, 2016 was 68.7% and (57.3)%, respectively, compared to 74.6% and 88.6% for the same periods in 2015. The variations in the effective income tax rates for the three and six months ended June 30, 2016 as compared to more customary relationships between pre-tax income and the provision for income taxes was primarily due to not recognizing income tax benefits of $4.5 million and $12.4 million, respectively, in the three and six months ended June 30, 2016 from current operating losses related to certain Canadian entities. If such losses were able to be currently recognized through our estimated annual effective tax rate, the three month ended June 30, 2016 provision for income taxes would have been approximately $4.2 million and the six month ended June 30, 2016 benefit for income taxes would have been approximately $6.2 million. Such variations in the three and six month periods ended June 30, 2015 were due to the lack of any tax benefit associated with the goodwill impairment charge recorded in the second quarter of 2015.

Liquidity and Capital Resources

	For the Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Net cash from operating activities	$120,051	$193,815
Net cash used in investing activities	(181,421)	(204,197)
Net cash from (used in) financing activities	225,162	(56,172)
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2016 was $120.1 million, a decrease of 38.1%, or $73.8 million, compared with net cash from operating activities for the comparable period in 2015. The decrease in comparable periods was primarily the result of the impacts of changes in net working capital and lower income levels generated in the first six months of 2016 as compared to the comparable period in 2015.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2016 was $181.4 million, a decrease of 11.2%, or $22.8 million, compared with cash used in investing activities for the comparable period in 2015. The change was primarily driven by a decrease in cash paid for acquisitions in the first six months of 2016 as well as a decrease in capital expenditures in 2016.
Net cash from financing activities
Net cash from financing activities for the six months ended June 30, 2016 was $225.2 million, compared with cash used in financing activities of $56.2 million for the comparable period in 2015. The change was primarily due to the issuance of $250.0 million in aggregate principle amount of 5.125% senior notes due 2021 which the Company completed on March 17, 2016.
Working Capital
At June 30, 2016, cash and cash equivalents totaled $352.9 million, compared to $184.7 million at December 31, 2015. At June 30, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $77.1 million and were readily convertible into other foreign currencies including U.S. dollars. At June 30, 2016, the cash and cash equivalent balance for our U.S. operations was $275.8 million, and our U.S. operations had net operating cash flow of $108.9 million for the six months ended June 30, 2016. Additionally, we have a $400.0 million revolving credit facility of which approximately $190.0 million was available to borrow at June 30, 2016. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $845.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at June 30, 2016, and our $400.0 million revolving credit facility, are discussed further in Note 10, “Financing Arrangements,” to our consolidated financial statements included herein.
As of June 30, 2016, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Common Stock Repurchase Program
On March 13, 2015, our Board of Directors authorized the repurchase of up to $300 million of our common stock. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. During the three and six months ended June 30, 2016, we repurchased and retired a total of 0.1 million shares and 0.2 million shares, respectively, of our common stock for a total cost of $5.1 million and $10.1 million, respectively. During the three and six months ended June 30, 2015, we repurchased and retired a total of 0.3 million shares and 0.6 million shares, respectively, of our common stock for a total cost of $16.1 million and $32.2 million, respectively. Through June 30, 2016, we have repurchased and retired a total of 3.6 million shares of our common stock for a total cost of $187.8 million under this program. As of June 30, 2016, an additional $112.2 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change
Closure and post-closure liabilities	$59,186	$56,249	$2,937	5.2%
Remedial liabilities	130,291	131,992	(1,701)	(1.3)
Total environmental liabilities	$189,477	$188,241	$1,236	0.7%
Total environmental liabilities as of June 30, 2016 were $189.5 million, an increase of 0.7%, or $1.2 million, compared to the liabilities as of December 31, 2015 primarily due to accretion of $5.1 million as well as new asset retirement obligations and purchase accounting adjustments of $1.9 million partially offset by expenditures of $6.5 million.
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
Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first six months of 2016 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that, as of both December 31, 2015 and June 30, 2016, we have seven reporting units. Our Technical Services, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services segments each constitute a reporting unit. Our Industrial and Field Services segment includes two separate reporting units: Industrial Services and Field Services.

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
During the six months ended June 30, 2016, we continued to evaluate the Kleen Performance Products reporting unit’s performance and monitor for events or changes in circumstances which might indicate that the estimated fair value of the Kleen Performance Products reporting unit was below its carrying value. No such events or changes in circumstances existed in the six months ended June 30, 2016.

During the three months ended June 30, 2015, certain events and changes in circumstances arose which led management of the Company to conclude that the fair value of the Oil and Gas Field Services reporting unit might be less than its carrying value and therefore an interim impairment test was conducted relative to goodwill recorded by the Oil and Gas Field Services reporting unit. The primary events and changes in circumstances which led to this conclusion were:

•
The second quarter is the period of time where greater levels of communication with customers and the receipt of bids and proposals for project work takes place and provide management with more clarity into levels of activity and other economic and business indicators for the latter half of the fiscal year and on into the first quarter of the following year. During the quarter ended June 30, 2015, it became apparent that oil and gas exploration and production activity would continue to be lower than for historical periods and lower than previously anticipated by the Company. This was evidenced by reduced volume in bid and proposal requests from customers and communications indicating the reduction in customer budgets in these areas, as well as lower than anticipated pricing for our services.

•
Market and industry reports which management looks to in projecting business conditions and establishing forecast information evidenced more pessimistic views in the near term. The continued depressed price of oil without any upward momentum since December 2014 as well as declining and expected continued decline in rig count for the remainder of 2015 resulted in lower estimates of industry activity in the second half of 2015 and early 2016.

•	In recognition of lower than anticipated business results and less optimistic market indicators, management significantly lowered its 2015 forecasts relative to the Oil and Gas reporting unit.

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, profit margins and the determination of appropriate discount rates. In performing the Step I test as of June 30, 2015, certain of these significant assumptions changed from those utilized in performing our annual goodwill impairment test as of December 31, 2014. Based upon information known as of June 30, 2015, we reduced the estimates and assumptions around FY2015 annual revenue growth from 1% of growth to a contraction in 2015 revenues of 24%. This decrease resulted largely from projects which were expected to occur in the second half of 2015 but are now known to be cancelled or reduced as well as updated outlooks on pricing of our services. EBITDA margins relative to 2015 were also reduced from estimates of 13% utilized in the most recent annual test to 6% currently. We had assumed greater EBITDA margin expansion driven by more positive revenue growth which increased estimated future cash flows. The reduction in margin assumptions utilized in the current Step I test were based upon the lower levels of revenue currently forecasted for 2015, lower pricing of our services and less than anticipated cost savings from cost cutting measures which had previously been planned and had not fully materialized in 2015. These lower revenue and margin estimates associated with 2015 resulted in lower current expectations of 2015 cash flows and also led to decreases in expected revenues and cash flows in future periods, thus lengthening our assumptions around the recovery from the current business downturn as compared to assumptions utilized in our annual test. The changes in these estimates and business assumptions had significant negative impact on our estimates of future anticipated cash flows used in our impairment test and therefore on our estimates of the fair value of the Oil and Gas Field Services reporting unit. Discount rate assumptions utilized in the June 30, 2015 test were consistent with those used in the prior annual test. The results of the Step I test indicated that the current estimated fair value of the reporting unit was less than its carrying value and therefore a Step II test was performed to determine if and in what amount goodwill recorded by the Oil and Gas Field Services segment was impaired. The results of the Step II test indicated that as of June 30, 2015, the total amount of goodwill recorded by the reporting unit was impaired and accordingly a $32.0 million impairment charge was recorded.

Other Long-Lived Assets. As of June 30, 2016, the Oil and Gas Field Services reporting unit had other long-lived assets consisting of: property, plant and equipment, net of $146.4 million and intangible assets of $11.5 million. In consideration of the reporting unit's continued lower than historical results and overall slowdown in the oil and gas related industries, we continue to monitor the carrying value of the segment's long-lived assets and assess the risk of asset impairment. As a result of analyses performed as of June 30, 2016, we concluded that no events or circumstances have arisen which would indicate that the carrying values of the assets are not recoverable.

We will continue to evaluate all of our goodwill and other long lived assets impacted by economic downturns in oil and energy related markets in which they operate including those businesses located in Western Canada within the Lodging and Industrial Services reporting units which have been significantly impacted. If further economic difficulties resulting from depressed oil and gas related pricing and lower overall activity levels continue for a significant foreseeable period of time, impairments may result and be recorded relative to our long-lived assets or goodwill associated with these businesses. As of June 30, 2016 goodwill recorded within the Lodging and Industrial Services reporting units was $34.3 million and $30.3 million, respectively.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2016 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 14, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the six months ended June 30, 2016, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2016 through April 30, 2016	576	$49.19	—	$117,313,619
May 1, 2016 through May 31, 2016	379	$49.4	—	$117,313,619
June 1, 2016 through June 30, 2016	106,645	$51.97	98,800	$112,178,022
Total	107,600	$51.95	98,800	$112,178,022
______________________

(1)	Includes 8,800 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	August 3, 2016

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	August 3, 2016