Form 10-Q
period 2016-09-30
CLEAN HARBORS INC
filed 2016-11-02
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	57,392,673
(Class)	(Outstanding as of October 31, 2016)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$257,857	$184,708
Accounts receivable, net of allowances aggregating $28,782 and $31,426, respectively	512,376	496,004
Unbilled accounts receivable	41,542	25,940
Deferred costs	19,970	18,758
Inventories and supplies	177,288	149,521
Prepaid expenses and other current assets	40,898	46,265
Total current assets	1,049,931	921,196
Property, plant and equipment, net	1,648,571	1,532,467
Other assets:
Deferred financing costs	1,197	1,847
Goodwill	470,633	453,105
Permits and other intangibles, net	507,337	506,818
Other	34,944	15,995
Total other assets	1,014,111	977,765
Total assets	$3,712,613	$3,431,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$226,776	$241,183
Deferred revenue	66,023	61,882
Accrued expenses	226,080	193,660
Current portion of closure, post-closure and remedial liabilities	20,217	20,395
Total current liabilities	539,096	517,120
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,057 and $7,229, respectively	56,510	49,020
Remedial liabilities, less current portion of $14,160 and $13,166, respectively	114,921	118,826
Long-term obligations	1,632,577	1,382,543
Deferred taxes, unrecognized tax benefits and other long-term liabilities	268,564	267,637
Total other liabilities	2,072,572	1,818,026
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 57,389,531 and 57,593,201 shares, respectively	574	576
Shares held under employee participation plan	(469)	(469)
Additional paid-in capital	726,878	738,401
Accumulated other comprehensive loss	(211,544)	(254,892)
Accumulated earnings	585,506	612,666
Total stockholders’ equity	1,100,945	1,096,282
Total liabilities and stockholders’ equity	$3,712,613	$3,431,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Service revenues	$594,225	$760,667	$1,709,018	$2,158,344
Product revenues	135,295	132,699	354,095	403,749
Total revenues	729,520	893,366	2,063,113	2,562,093
Cost of revenues (exclusive of items shown separately below)
Service revenues	385,542	523,676	1,148,212	1,484,936
Product revenues	106,373	110,970	287,984	348,905
Total cost of revenues	491,915	634,646	1,436,196	1,833,841
Selling, general and administrative expenses	110,954	93,113	322,501	321,246
Accretion of environmental liabilities	2,476	2,577	7,529	7,795
Depreciation and amortization	73,360	69,060	215,655	205,189
Goodwill impairment charge	34,013	—	34,013	31,992
Income from operations	16,802	93,970	47,219	162,030
Other expense	(198)	(139)	(737)	(390)
Gain on sale of business	16,431	—	16,431	—
Interest expense, net of interest income of $196, $126, $571 and $465, respectively	(21,565)	(19,017)	(62,192)	(57,704)
Income before provision for income taxes	11,470	74,814	721	103,936
Provision for income taxes	21,725	34,586	27,881	60,402
Net (loss) income	$(10,255)	$40,228	$(27,160)	$43,534
(Loss) earnings per share:
Basic	$(0.18)	$0.69	$(0.47)	$0.74
Diluted	$(0.18)	$0.69	$(0.47)	$0.74
Shares used to compute (loss) earnings per share - Basic	57,487	58,161	57,575	58,799
Shares used to compute (loss) earnings per share - Diluted	57,487	58,268	57,575	58,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	$(10,255)	$40,228	$(27,160)	$43,534
Other comprehensive (loss) income:
Unrealized losses on available-for-sale securities (net of taxes of $238, $0, $238 and $0, respectively)	(164)	—	(358)	—
Foreign currency translation adjustments	(1,147)	(53,541)	43,706	(118,713)
Other comprehensive (loss) income	(1,311)	(53,541)	43,348	(118,713)
Comprehensive (loss) income	$(11,566)	$(13,313)	$16,188	$(75,179)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(27,160)	$43,534
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	215,655	205,189
Goodwill impairment charge	34,013	31,992
Allowance for doubtful accounts	6,203	5,631
Amortization of deferred financing costs and debt discount	2,685	2,459
Accretion of environmental liabilities	7,529	7,795
Changes in environmental liability estimates	(349)	(2,200)
Deferred income taxes	(28,826)	(18,994)
Stock-based compensation	7,735	6,550
Excess tax benefit of stock-based compensation	(21)	(102)
Net tax deficiency on stock based awards	(642)	(78)
Other expense	1,247	390
Gain on sale of business	(16,431)	—
Environmental expenditures	(9,374)	(16,773)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(32,944)	(63,222)
Inventories and supplies	(13,722)	14,708
Other current assets	5,619	18,706
Accounts payable	(11,951)	47,051
Other current and long-term liabilities	39,561	26,957
Net cash from operating activities	178,827	309,593
Cash flows used in investing activities:
Additions to property, plant and equipment	(175,348)	(189,999)
Proceeds from sales of fixed assets	3,982	3,740
Acquisitions, net of cash acquired	(207,089)	(79,610)
Proceeds on sale of business, net of cash	47,134	—
Additions to intangible assets, including costs to obtain or renew permits	(1,920)	(4,633)
Purchases of available-for-sale securities	(598)	—
Net cash used in investing activities	(333,839)	(270,502)
Cash flows from (used in) financing activities:
Change in uncashed checks	(7,084)	(21,882)
Proceeds from exercise of stock options	230	397
Issuance of restricted shares, net of shares remitted	(2,500)	(2,027)
Repurchases of common stock	(15,869)	(69,155)
Deferred financing costs paid	(2,614)	—
Payments on capital leases	—	(500)
Excess tax benefit of stock-based compensation	21	102
Issuance of senior secured notes, including premium	250,625	—
Net cash from (used in) financing activities	222,809	(93,065)
Effect of exchange rate change on cash	5,352	(13,714)
Increase (decrease) in cash and cash equivalents	73,149	(67,688)
Cash and cash equivalents, beginning of period	184,708	246,879
Cash and cash equivalents, end of period	$257,857	$179,191
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$66,261	$58,613
Income taxes paid	27,196	32,276
Non-cash investing and financing activities:
Accrual for repurchased shares	479	658
Property, plant and equipment accrued	18,181	29,549
Receivable for estimated purchase price adjustment	1,910	2,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2016	57,593	$576	$(469)	$738,401	$(254,892)	$612,666	$1,096,282
Net loss	—	—	—	—	—	(27,160)	(27,160)
Other comprehensive income	—	—	—	—	43,348	—	43,348
Stock-based compensation	—	—	—	7,735	—	—	7,735
Issuance of restricted shares, net of shares remitted	124	1	—	(2,501)	—	—	(2,500)
Repurchases of common stock	(337)	(3)	—	(16,345)	—	—	(16,348)
Exercise of stock options	10	—	—	230	—	—	230
Net tax deficiency on stock based awards	—	—	—	(642)	—	—	(642)
Balance at September 30, 2016	57,390	$574	$(469)	$726,878	$(211,544)	$585,506	$1,100,945

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

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendment provides guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. This amendment eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 is applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The adoption of ASU 2015-16 as of January 1, 2016 did not have a material impact on the Company's consolidated financial statements.
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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendment provides updated guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. Early adoption is permitted. The amendments in this update are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.

(3) BUSINESS COMBINATIONS
2016 Acquisitions

During the first nine months of 2016, the Company acquired seven businesses that will primarily complement the strategy to create a direct sales model as it relates to the sale of the Company's oil products. These acquisitions provided the Company two additional oil re-refineries while also expanding its used motor oil collection network and providing greater blending and packaging capabilities. These acquisitions provide the Company with greater access to customers in the West Coast region of the United States and additional locations with Part B permits. Operations of these acquisitions are primarily being integrated across the SK Environmental Services and Kleen Performance Products segments with certain operations also being integrated into the Technical Services and Industrial and Field Services segments.

The combined purchase price for the seven acquisitions was approximately $205.2 million paid in cash and subject to customary post-closing adjustments. The combined amount of direct revenue from the acquisitions included in the Company's results of operations for each of the three and nine months ended September 30, 2016 was approximately $26.0 million and $38.1 million, respectively. During the three and nine months ended September 30, 2016, the Company incurred acquisition-related costs of approximately $0.7 million and $1.2 million, respectively, in connection with the transactions which are included in selling, general and administrative expenses in the consolidated statements of operations.

    The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition dates. Given the recent timing of these transactions, the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Dates	Measurement Period Adjustments	At Acquisition Dates As Reported September 30, 2016
Accounts receivable	$17,384	$(1,016)	$16,368
Inventories and supplies	13,859	(1,071)	12,788
Prepaid expenses and other current assets	920	9	929
Property, plant and equipment	132,705	(1,843)	130,862
Permits and other intangibles	23,405	3,651	27,056
Deferred tax assets	855	(2)	853
Current liabilities	(19,486)	(438)	(19,924)
Closure and post-closure liabilities	(1,709)	(699)	(2,408)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(9,518)	(1,894)	(11,412)
Total identifiable net assets	158,415	(3,303)	155,112
Goodwill	48,674	1,393	50,067
Total purchase price, net of cash acquired	$207,089	$(1,910)	$205,179
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

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of April 11, 2015. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the purchase accounting for the acquisition of TFI in the second quarter of 2016.

The following table summarizes the recognized amounts of assets acquired and liabilities assumed at April 11, 2015 (in thousands):

	Preliminary Allocations	Measurement Period Adjustments	Final Allocations
Accounts receivable	$7,109	$192	$7,301
Inventories and supplies	1,791	—	1,791
Prepaid and other current assets	1,749	(1,084)	665
Property, plant and equipment	30,468	(2,827)	27,641
Permits and other intangibles	20,000	(1,900)	18,100
Current liabilities	(5,859)	(25)	(5,884)
Closure and post-closure liabilities	(1,676)	(657)	(2,333)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(13,081)	3,907	(9,174)
Total identifiable net assets	40,501	(2,394)	38,107
Goodwill	36,591	4,638	41,229
Total purchase price, net of cash acquired	$77,092	$2,244	$79,336
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

(4) DISPOSITION OF BUSINESS
On September 1, 2016, the Company completed the sale of its Catalyst Services business, which was a non-core business previously included within the Industrial and Field Services segment, for approximately $50.1 million ($48.6 million net of cash divested) subject to customary post-closing conditions. As a result of the sale, the Company recognized during the three and nine months ended September 30, 2016 a pre-tax gain of $16.4 million which is included in gain on sale of business in the Company’s consolidated statement of operations. Inclusive within this gain was $1.5 million of transactional related costs.

The following table presents the carrying amounts of the Company's Catalyst Services business immediately preceding the disposition on September 1, 2016, in thousands:

September 1, 2016
Total current assets	$19,135
Property, plant and equipment, net	11,126
Total other assets	6,500
Total assets divested	$36,761
Total current liabilities	4,040
Total other liabilities	566
Total liabilities divested	$4,606
Net carrying value divested	$32,155

The Company evaluated the disposition and determined it did not meet the “major effect” criteria for classification as a discontinued operation largely due to the nature and size of the operations of the disposed of entity. However, the Company determined that the disposition does represent an individually significant component of the Company's business. The following table presents (loss) income attributable to the Catalyst Services business included in the Company's consolidated results of operations for each of the periods shown and through its disposition on September 30, 2016, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Loss) income before provision for income taxes	(1,218)	1,089	290	2,489

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Oil and oil products	$57,403	$33,603
Supplies and drums	84,133	78,132
Solvent and solutions	8,502	8,868
Modular camp accommodations	15,492	15,126
Other	11,758	13,792
Total inventories and supplies	$177,288	$149,521
The increase in oil and oil products as of September 30, 2016 as compared to December 31, 2015 was a result of the Company's recent acquisitions and implementation of its closed loop direct sales model. As of September 30, 2016 and December 31, 2015, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$122,337	$100,582
Asset retirement costs (non-landfill)	14,590	12,434
Landfill assets	142,587	136,624
Buildings and improvements	379,435	344,209
Camp equipment	156,838	149,361
Vehicles	535,804	500,619
Equipment	1,465,378	1,328,915
Furniture and fixtures	5,546	5,337
Construction in progress	147,569	113,657
	2,970,084	2,691,738
Less - accumulated depreciation and amortization	1,321,513	1,159,271
Total property, plant and equipment, net	$1,648,571	$1,532,467
Interest in the amount of $1.5 million and $4.0 million was capitalized to fixed assets during the three and nine months ended September 30, 2016, respectively. Interest in the amount of $0.6 million and $1.2 million was capitalized to fixed assets during the three and nine months ended September 30, 2015, respectively. Depreciation expense, inclusive of landfill amortization, was $62.6 million and $185.4 million for the three and nine months ended September 30, 2016, respectively. Depreciation expense, inclusive of landfill amortization, was $59.2 million and $175.5 million for the three and nine months ended September 30, 2015, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the nine months ended September 30, 2016 were as follows (in thousands):

	Technical Services	Industrial & Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Totals
Balance at January 1, 2016	$49,267	$105,286	$49,755	$216,589	$32,208	$—	$453,105
Acquired from current period acquisitions	8,989	4,925	18,629	17,524	—	—	50,067
Measurement period adjustment from prior period acquisitions	—	—	—	2,095	—	—	2,095
Decrease from disposition of business	—	(4,994)	—				(4,994)
Goodwill impairment charge					(34,013)		(34,013)
Foreign currency translation and other	(619)	1,132	98	1,957	1,805	—	4,373
Balance at September 30, 2016	$57,637	$106,349	$68,482	$238,165	$—	$—	$470,633
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

As disclosed in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016, the Company noted that its Lodging reporting unit has been negatively impacted by persistently weak oil and gas prices that have negatively impacted the Western Canadian energy market and that if these economic difficulties persisted, future impairments might be required. During the first and second quarters of 2016, the Company evaluated the reporting unit’s performance along with other business specific and macroeconomic factors and concluded that no interim impairment test was necessary.
During the quarter ended September 30, 2016 certain events and changes in circumstances arose which led management to conclude that the fair value of the Lodging reporting unit was more likely than not less than its carrying value, and therefore an interim goodwill impairment test was performed. The primary events and changes in circumstances which led to this conclusion were:

•
Macroeconomic conditions for service companies operating in western Canada’s oil sands region deteriorated in 2016 primarily due to persistently low oil and gas prices. Persistently low prices have caused Lodging’s primary customers to significantly reduce, defer, or cancel oil and gas projects that are in, or had been planned for, this region during periods of more robust commodity pricing.

•
Government regulatory delays related to oil and gas pipeline projects have reduced management’s confidence that these projects will move forward in a timely manner or in the form that had been originally contemplated by their planners. These projects represented a significant portion of Lodging’s future growth in terms of the demand for temporary accommodations provided by the Lodging reporting unit. While some of these projects have made recent advancements towards successful government approval, the lack of meaningful progress to date does not provide enough positive evidence that a recovery will be significant enough to improve Lodging’s current forecasted outlook.

•	There have been consecutive historical quarters where business results were significantly less than internal forecasts, and previous actual results, for the Lodging reporting unit.

•
During the third quarter ended September 30, 2016, management’s near term outlook was clarified in regards to the business’ projections and the impacts of large scale forest fires which took place in the Fort McMurray area of Alberta, Canada where the Company has significant Lodging operations.

•	Due to the factors listed above, management significantly lowered its 2016 forecasts and long-range performance relative to the Lodging reporting unit.

In performing Step I of the interim goodwill impairment test, the estimated fair value of the Lodging reporting unit was determined using an income approach with discounted cash flows which were compared to the reporting unit’s carrying value as of September 30, 2016. Based on the results of that evaluation, the carrying amount of the reporting unit, including $34.0 million of goodwill, exceeded Lodging’s estimated fair value and as a result the Company performed Step II of the goodwill impairment test to determine the amount of goodwill impairment that would need to be recognized.
Step II of the goodwill impairment test required the Company to perform a theoretical purchase price allocation for Lodging to determine the implied fair value of its goodwill and then compare that implied fair value to its recorded amount. Estimates and assumptions were used to determine the fair values for Lodging’s long-lived assets in Step II and these involved the use of significant professional judgment on the part of management. The classes of assets that were affected by these estimates and assumptions related most significantly to property, plant, and equipment, goodwill, and intangible assets. Based on the results of this test the implied fair value of goodwill was determined to be $0. Accordingly, the Company recognized a goodwill impairment charge equal to its recorded amount, or $34.0 million, as of September 30, 2016.
The factors contributing to the $34.0 million goodwill impairment charge principally related to events and changes in circumstances discussed above which negatively impacted the Company’s prospective financial information in its discounted cash flow model and the reporting unit's estimated fair value. Lower levels of pricing and an unfavorable change in product mix that reduced expected profit became evident during the third quarter ended September 30, 2016 as management updated the Company's long term projections for the business and as a result decreased the reporting unit’s anticipated future cash flows as compared to those estimated previously. These factors also provided evidence of a longer than expected recovery from current industry lows, which negatively impacted the estimated levels of cash flows in future periods that are assumed in the cash flow model. These factors adversely affected the estimated fair value of the reporting unit and ultimately led to the recognition of the goodwill impairment charge.
As a result of the sale of the Catalyst Services business discussed in Note 4, "Disposition of Business" to the accompanying financial statements, a step 1 goodwill impairment test was also performed relative to the remaining goodwill of $25.1 million in the Industrial Services reporting unit. The results of this test indicated that no impairment of the goodwill exists as of September 30, 2016.
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
The Company also performed an analysis to determine whether the carrying values of the Lodging segment's finite-lived intangible and other long lived assets may not be entirely recoverable. As of September 30, 2016, the Lodging reporting unit had property, plant and equipment of $99.8 million and other intangible assets of $6.0 million. Based on the analysis performed, sufficient future cash flows are anticipated over those assets' remaining lives to demonstrate recoverability. Thus no impairment charge was recorded related to those other long lived assets.

As of September 30, 2016 and December 31, 2015, the Company's total finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	September 30, 2016				December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$170,194	$66,510	$103,684	20.3	$161,396	$61,142	$100,254	19.0
Customer and supplier relationships	389,002	120,922	268,080	12.5	374,866	99,463	275,403	10.1
Other intangible assets	40,266	27,548	12,718	7.8	31,416	22,581	8,835	1.5
Total amortizable permits and other intangible assets	599,462	214,980	384,482	14.4	567,678	183,186	384,492	10.0
Trademarks and trade names	122,855	—	122,855	Indefinite	122,326	—	122,326	Indefinite
Total permits and other intangible assets	$722,317	$214,980	$507,337		$690,004	$183,186	$506,818
Amortization expense of permits and other intangible assets was $10.8 million and $30.3 million for the three and nine months ended September 30, 2016, respectively. Amortization expense of permits and other intangible assets was $9.9 million and $29.7 million for the three and nine months ended September 30, 2015, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2016 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2016 (three months)	$9,533
2017	35,325
2018	32,345
2019	29,612
2020	27,316
Thereafter	250,351
$384,482
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Insurance	$59,254	$55,899
Interest	21,859	20,500
Accrued compensation and benefits	46,921	35,646
Income, real estate, sales and other taxes	60,020	37,095
Other	38,026	44,520
	$226,080	$193,660

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2016 through September 30, 2016 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2016	$32,023	$24,226	$56,249
Liabilities assumed in acquisitions	—	2,408	2,408
Adjustments during the measurement period related to 2015 acquisitions	—	657	657
New asset retirement obligations	1,650	—	1,650
Accretion	1,996	1,748	3,744
Changes in estimates recorded to statement of operations	(597)	(114)	(711)
Expenditures	(904)	(709)	(1,613)
Currency translation and other	130	53	183
Balance at September 30, 2016	$34,298	$28,269	$62,567
All of the landfill facilities included in the above were active as of September 30, 2016. There were no significant charges (benefits) in 2016 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first nine months of 2016 were discounted at the credit-adjusted risk-free rate of 6.23%.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the nine months ended September 30, 2016 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2016	$2,327	$63,613	$66,052	$131,992
Liabilities assumed in acquisition	—	—	4	4
Accretion	82	2,049	1,654	3,785
Changes in estimates recorded to statement of operations	71	(448)	739	362
Expenditures	(88)	(2,957)	(4,716)	(7,761)
Currency translation and other	—	45	654	699
Balance at September 30, 2016	$2,392	$62,302	$64,387	$129,081
In the nine months ended September 30, 2016, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2016	December 31, 2015
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	595,000
Long-term obligations, at par	$1,645,000	$1,395,000
Unamortized debt issuance costs and premium, net	(12,423)	(12,457)
Long-term obligations, at carrying value	$1,632,577	$1,382,543

At September 30, 2016 and December 31, 2015, the fair value of the Company's 2020 Notes was $824.0 million and $812.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy.

On March 14, 2016, the Company issued $250.0 million aggregate principal amount as additional notes under the indenture pursuant to which the Company previously issued on December 7, 2012 $600.0 million aggregate principal amount of 2021 Notes. Interest payments are paid semi-annually on June 1 and December 1 of each year. At September 30, 2016 and December 31, 2015, the fair value of the Company's 2021 Notes was $866.1 million and $599.5 million, respectively, based on quoted market prices for the instrument. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy.
The Company also maintains a revolving credit facility which as of September 30, 2016 and December 31, 2015, had no outstanding loan balances. At September 30, 2016, $201.4 million was available to borrow and outstanding letters of credit were $142.0 million. At December 31, 2015, $178.5 million was available to borrow and outstanding letters of credit were $144.6 million.
The revolving credit facility is guaranteed by all of Clean Harbors, Inc.'s ("Parent's") domestic subsidiaries and secured by substantially all of the Parent’s and its domestic subsidiaries’ assets. Available credit for Parent and its domestic subsidiaries is generally limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent. Available credit for Parent’s Canadian subsidiaries is generally limited to 85% of their eligible accounts receivable and 100% of their cash deposited in a controlled account with the agent’s Canadian affiliate. The obligations of the Canadian subsidiaries under the revolving credit facility are guaranteed by all of Parent’s Canadian subsidiaries and secured by the accounts receivable of the Canadian subsidiaries, but the Canadian subsidiaries do not guarantee and are not otherwise responsible for the obligations of Parent or its domestic subsidiaries.

On November 1, 2016, the Company entered into an amended and restated credit agreement for its revolving credit facility. Under the amended and restated agreement, the terms are substantially the same as under the prior agreement, but the facility termination date has been extended, subject to certain conditions, until November 1, 2021.

(12) (LOSS) EARNINGS PER SHARE
The following are computations of basic and diluted (loss) earnings per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(10,255)	$40,228	$(27,160)	$43,534

Denominator:
Basic shares outstanding	57,487	58,161	57,575	58,799
Dilutive effect of equity-based compensation awards	—	107	—	99
Dilutive shares outstanding	57,487	58,268	57,575	58,898

Basic (loss) earnings per share:	$(0.18)	$0.69	$(0.47)	$0.74

Diluted (loss) earnings per share:	$(0.18)	$0.69	$(0.47)	$0.74
As a result of the net loss reported for the three and nine months ended September 30, 2016, all then outstanding stock options, restricted stock awards and performance awards totaling 835,482 were excluded from the calculation of diluted (loss) earnings per share as their inclusion would have an antidilutive effect.

For the three and nine months ended September 30, 2015, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 274,257 of outstanding performance stock awards for which the performance criteria were not attained at that time and 10,704 and 42,642, respectively, of restricted stock awards which were antidilutive at that time.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the nine months ended September 30, 2016 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2016	$(252,939)	$—	$(1,953)	$(254,892)
Other comprehensive income (loss) before reclassifications	43,706	(596)	—	43,110
Tax effects	—	238	—	238
Other comprehensive income (loss)	$43,706	$(358)	$—	$43,348
Balance at September 30, 2016	$(209,233)	$(358)	$(1,953)	$(211,544)
There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2016 and 2015.

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2016 was $3.0 million and $7.7 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2015 was $0.5 million and $6.6 million, respectively. During the three months ended September 30, 2015, the Company reversed $1.4 million of stock based compensation for performance stock awards originally issued in 2014 as management determined it was no longer probable that a portion of the performance targets would be earned. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.9 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.1 million and $1.8 million for the three and nine months ended September 30, 2015, respectively.
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

The following table summarizes information about restricted stock awards for the nine months ended September 30, 2016:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2016	362,618	$55.79
Granted	335,992	$50.87
Vested	(168,565)	$54.06
Forfeited	(46,298)	$53.04
Balance at September 30, 2016	483,747	$53.23

As of September 30, 2016, there was $17.2 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2016 was $1.8 million and $7.9 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2015 was $0.6 million and $6.8 million, respectively.

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

The following table summarizes information about performance stock awards for the nine months ended September 30, 2016:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2016	187,274	$57.13
Granted	207,624	$54.21
Vested	(8,420)	$61.90
Forfeited	(33,469)	$55.96
Balance at September 30, 2016	353,009	$55.39

As of September 30, 2016, there was $0.2 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. No performance awards vested during the three months ended September 30, 2016. The total fair value of performance awards vested during the nine months ended September 30, 2016 was $0.4 million. The total fair value of performance awards vested during the nine months ended September 30, 2015 was $0.3 million. No performance awards vested during the three months ended September 30, 2015.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock. During the three and nine months ended September 30, 2016, the Company repurchased and retired a total of 0.1 million shares and 0.3 million shares, respectively, of the Company's common stock for a total cost of $6.2 million and $16.3 million, respectively. During the three and nine months ended September 30, 2015, the Company repurchased and retired a total of 0.8 million shares and 1.3 million shares, respectively, of the Company's common stock for a total cost of $37.6 million and $69.8 million, respectively. Through September 30, 2016, the Company has repurchased and retired a total of 3.7 million shares of the Company's common stock for a total cost of $194.0 million under this program. As of September 30, 2016, an additional $106.0 million remains available for repurchase of shares under the current authorized program.
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
At September 30, 2016 and December 31, 2015, the Company had recorded reserves of $20.9 million and $21.9 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2016 and December 31, 2015, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million and $1.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2016 and December 31, 2015, the $20.9 million and $21.9 million, respectively, of reserves consisted of (i) $18.3 million and $18.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $2.6 million and $3.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of September 30, 2016, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2016, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2016 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 62 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2016, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2016. From January 1, 2016 to September 30, 2016, 18 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 129 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 129 sites, three (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 126 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 126 third party sites, 32 are now settled, 17 are currently requiring expenditures on remediation and 77 are not currently requiring expenditures on remediation.

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
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and has begun conducting the remedial investigation and feasibility study under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA.
Third Party Sites.    Of the 126 third party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at six additional of these third party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management or McKesson which had shipped wastes to those sites. Accordingly, Waste Management and McKesson are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste, McKesson and one other entity, the Company does not have an indemnity agreement with respect to any of the 126 third party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2016 and December 31, 2015, there were five and six proceedings, respectively, for which the Company reasonably believed that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(16) INCOME TAXES
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
The Company did not record any tax charges or benefits as a result of the goodwill impairment charges recorded in the third quarter of 2016 and in the second quarter of 2015. Absent the impact of the impairment charges on pre-tax income from operations the Company’s effective tax rate for the three and nine months ended September 30, 2016 was 47.8% and 80.3% compared to 46.2% and 44.4%, respectively, for the same periods in 2015. The variations in the effective income tax rates for the three and nine months ended September 30, 2016 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to the Company not recognizing income tax benefits from current operating losses related to certain Canadian entities as well as the impacts of the non-deductible goodwill impairment charge.

As of September 30, 2016 and December 31, 2015, the Company had recorded $1.8 million and $2.1 million, respectively, of liabilities for unrecognized tax benefits and $0.3 million and $0.4 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will not decrease within the next 12 months.

(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. As of September 30, 2016, the Company's operations were managed in six reportable segments based primarily upon the nature of the various operations and services provided: Technical Services, Industrial and Field Services which consists of the Industrial Services and Field Services operating segments, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services.

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
The following table reconciles third party revenues to direct revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$232,482	$38,795	$492	$271,769	$253,069	$34,819	$506	$288,394
Industrial and Field Services	162,118	(12,734)	(32)	149,352	307,226	(6,973)	(313)	299,940
Kleen Performance Products	102,318	(9,761)	—	92,557	100,827	(23,744)	(6)	77,077
SK Environmental Services	194,764	(18,955)	1	175,810	171,832	(5,947)	2	165,887
Lodging Services	15,520	233	19	15,772	13,507	743	30	14,280
Oil and Gas Field Services	22,197	2,422	86	24,705	46,788	1,102	92	47,982
Corporate Items	121	—	(566)	(445)	117	—	(311)	(194)
Total	$729,520	$—	$—	$729,520	$893,366	$—	$—	$893,366

	For the Nine Months Ended September 30, 2016				For the Nine Months Ended September 30, 2015
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$680,717	$109,217	$1,547	$791,481	$741,419	$108,037	$2,886	$852,342
Industrial and Field Services	437,546	(29,255)	(335)	407,956	807,423	(24,764)	(636)	782,023
Kleen Performance Products	256,572	(26,768)	(1)	229,803	296,738	(63,429)	(8)	233,301
SK Environmental Services	565,186	(59,561)	369	505,994	508,392	(26,331)	5	482,066
Lodging Services	47,583	634	54	48,271	68,782	1,899	127	70,808
Oil and Gas Field Services	73,445	5,733	221	79,399	138,992	4,588	141	143,721
Corporate Items	2,064	—	(1,855)	209	347	—	(2,515)	(2,168)
Total	$2,063,113	$—	$—	$2,063,113	$2,562,093	$—	$—	$2,562,093
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands). The Company does not allocate interest expense, income taxes, depreciation, amortization, accretion of environmental liabilities, other non-cash charges not deemed representative of fundamental segment results, and other expense (income) to its segments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Technical Services	$72,333	$79,048	$201,622	$219,257
Industrial and Field Services	18,579	62,460	40,643	145,850
Kleen Performance Products	22,803	12,123	37,358	23,471
SK Environmental Services	47,250	40,096	127,984	108,540
Lodging Services	4,104	1,827	8,145	12,589
Oil and Gas Field Services	(4,425)	1,579	(10,026)	800
Corporate Items	(33,993)	(31,526)	(101,310)	(103,501)
Total	$126,651	$165,607	$304,416	$407,006
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,476	2,577	7,529	7,795
Depreciation and amortization	73,360	69,060	215,655	205,189
Goodwill impairment charge	34,013	—	34,013	31,992
Income from operations	16,802	93,970	47,219	162,030
Other expense	198	139	737	390
Gain on sale of business	(16,431)	—	(16,431)	—
Interest expense, net of interest income	21,565	19,017	62,192	57,704
Income before provision for income taxes	$11,470	$74,814	$721	$103,936

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2016
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$521,040	$211,712	$260,608	$328,655	$99,764	$139,137	$87,655	$1,648,571
Goodwill	57,637	106,349	68,482	238,165	—	—	—	470,633
Permits and other intangibles, net	74,646	11,490	141,039	264,864	5,951	9,347	—	507,337
Total assets	$859,794	$366,929	$605,160	$920,333	$142,948	$229,480	$587,969	$3,712,613

	December 31, 2015
	Technical Services	Industrial and Field Services	Kleen Performance Products	SK Environmental Services	Lodging Services	Oil and Gas Field Services	Corporate Items	Totals
Property, plant and equipment, net	$483,425	$237,660	$193,855	$264,539	$105,208	$156,286	$91,494	$1,532,467
Goodwill	49,267	105,286	49,755	216,589	32,208	—	—	453,105
Permits and other intangibles, net	73,601	14,649	140,410	256,251	7,045	14,862	—	506,818
Total assets	$800,060	$368,858	$492,483	$805,488	$181,357	$244,210	$538,972	$3,431,428
The following table presents total assets by geographical area (in thousands):

	September 30, 2016	December 31, 2015
United States	$2,944,936	$2,575,746
Canada	767,677	851,949
Other foreign	—	3,733
Total	$3,712,613	$3,431,428
(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The 2020 Notes and the 2021 Notes are guaranteed by substantially all of the Company's subsidiaries organized in the United States (the "U.S. Guarantor Subsidiaries"). Each U.S. Guarantor Subsidiary is a 100% owned subsidiary of Clean Harbors, Inc. ("Parent") and its guarantee is both full and unconditional and joint and several.  The guarantees, are however, subject to customary release provisions under which, in particular, the guarantee of any U.S. Guarantor Subsidiary will be released if the Company sells such subsidiary to an unrelated third party in accordance with the terms of the indenture which governs the notes. The 2020 Notes and the 2021 Notes are not guaranteed by Parent's Canadian or other foreign subsidiaries (the "Foreign Non-Guarantor Subsidiaries"). The following presents supplemental condensed consolidating financial information for Parent, the U.S. Guarantor Subsidiaries and the Foreign Non-Guarantor Subsidiaries, respectively.
As discussed further in Note 11, “Financing Arrangements,” to the Company's consolidated financial statements included herein, on March 14, 2016, Parent issued $250.0 million aggregate principal amount of additional 2021 Notes. In connection with this offering, the proceeds were then transferred to the US Guarantor Subsidiaries and are reflected as an investment of Parent in the U.S. Guarantor Subsidiaries for the period ending September 30, 2016.

Following is the condensed consolidating balance sheet at September 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,334	$170,183	$36,340	$—	$257,857
Intercompany receivables	190,728	300,656	34,665	(526,049)	—
Accounts receivable, net	—	418,170	94,206	—	512,376
Other current assets	2,537	207,488	69,673	—	279,698
Property, plant and equipment, net	—	1,217,704	430,867	—	1,648,571
Investments in subsidiaries	2,813,894	488,437	—	(3,302,331)	—
Intercompany debt receivable	—	212,171	3,701	(215,872)	—
Goodwill	—	417,992	52,641	—	470,633
Permits and other intangibles, net	—	439,543	67,794	—	507,337
Other long-term assets	1,197	9,552	25,392	—	36,141
Total assets	$3,059,690	$3,881,896	$815,279	$(4,044,252)	$3,712,613
Liabilities and Stockholders’ Equity:
Current liabilities	$22,619	$438,298	$78,179	$—	$539,096
Intercompany payables	299,848	224,593	1,608	(526,049)	—
Closure, post-closure and remedial liabilities, net	—	155,710	15,721	—	171,431
Long-term obligations	1,632,577	—	—	—	1,632,577
Intercompany debt payable	3,701	—	212,171	(215,872)	—
Other long-term liabilities	—	249,401	19,163	—	268,564
Total liabilities	1,958,745	1,068,002	326,842	(741,921)	2,611,668
Stockholders’ equity	1,100,945	2,813,894	488,437	(3,302,331)	1,100,945
Total liabilities and stockholders’ equity	$3,059,690	$3,881,896	$815,279	$(4,044,252)	$3,712,613

Following is the condensed consolidating balance sheet at December 31, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$11,017	$83,479	$90,212	$—	$184,708
Intercompany receivables	164,709	213,243	39,804	(417,756)	—
Accounts receivables, net	—	404,580	91,424	—	496,004
Other current assets	—	179,969	60,515	—	240,484
Property, plant and equipment, net	—	1,082,466	450,001	—	1,532,467
Investments in subsidiaries	2,547,307	522,067	—	(3,069,374)	—
Intercompany debt receivable	—	260,957	3,701	(264,658)	—
Goodwill	—	367,306	85,799	—	453,105
Permits and other intangibles, net	—	435,080	71,738	—	506,818
Other long-term assets	1,068	10,274	6,500	—	17,842
Total assets	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428
Liabilities and Stockholders’ Equity:
Current liabilities	$20,813	$424,588	$71,719	$—	$517,120
Intercompany payables	220,762	195,287	1,707	(417,756)	—
Closure, post-closure and remedial liabilities, net	—	153,190	14,656	—	167,846
Long-term obligations	1,382,543	—	—	—	1,382,543
Intercompany debt payable	3,701	—	260,957	(264,658)	—
Other long-term liabilities	—	239,049	28,588	—	267,637
Total liabilities	1,627,819	1,012,114	377,627	(682,414)	2,335,146
Stockholders’ equity	1,096,282	2,547,307	522,067	(3,069,374)	1,096,282
Total liabilities and stockholders’ equity	$2,724,101	$3,559,421	$899,694	$(3,751,788)	$3,431,428

Following is the consolidating statement of operations for the three months ended September 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$461,139	$145,780	$(12,694)	$594,225
Product revenues	—	118,106	20,072	(2,883)	135,295
Total revenues	—	579,245	165,852	(15,577)	729,520
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(598)	288,764	110,070	(12,694)	385,542
Product cost of revenues	—	94,050	15,206	(2,883)	106,373
Total cost of revenues	(598)	382,814	125,276	(15,577)	491,915
Selling, general and administrative expenses	23	88,652	22,279	—	110,954
Accretion of environmental liabilities	—	2,243	233	—	2,476
Depreciation and amortization	—	51,957	21,403	—	73,360
Goodwill impairment charge	—	—	34,013	—	34,013
Income (loss) from operations	575	53,579	(37,352)	—	16,802
Other expense	—	(188)	(10)	—	(198)
Gain on sale of business	—	1,288	15,143	—	16,431
Interest (expense) income	(23,042)	1,456	21	—	(21,565)
Equity in earnings of subsidiaries, net of taxes	3,225	(22,341)	—	19,116	—
Intercompany interest income (expense)	—	5,235	(5,235)	—	—
(Loss) income before (benefit) provision for income taxes	(19,242)	39,029	(27,433)	19,116	11,470
(Benefit) provision for income taxes	(8,987)	35,803	(5,091)	—	21,725
Net (loss) income	(10,255)	3,226	(22,342)	19,116	(10,255)
Other comprehensive loss	(1,311)	(1,311)	(3,927)	5,238	(1,311)
Comprehensive (loss) income	$(11,566)	$1,915	$(26,269)	$24,354	$(11,566)

Following is the consolidating statement of operations for the three months ended September 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$612,814	$162,680	$(14,827)	$760,667
Product revenues	—	117,653	17,591	(2,545)	132,699
Total revenues	—	730,467	180,271	(17,372)	893,366
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	413,878	124,625	(14,827)	523,676
Product cost of revenues	—	101,778	11,737	(2,545)	110,970
Total cost of revenues	—	515,656	136,362	(17,372)	634,646
Selling, general and administrative expenses	25	72,811	20,277	—	93,113
Accretion of environmental liabilities	—	2,277	300	—	2,577
Depreciation and amortization	—	46,951	22,109	—	69,060
(Loss) income from operations	(25)	92,772	1,223	—	93,970
Other income (expense)	—	204	(343)	—	(139)
Interest (expense) income	(19,671)	613	41	—	(19,017)
Equity in earnings of subsidiaries, net of taxes	52,046	(2,341)	—	(49,705)	—
Intercompany interest income (expense)	—	5,666	(5,666)	—	—
Income (loss) before (benefit) provision for income taxes	32,350	96,914	(4,745)	(49,705)	74,814
(Benefit) provision for income taxes	(7,878)	44,868	(2,404)	—	34,586
Net income (loss)	40,228	52,046	(2,341)	(49,705)	40,228
Other comprehensive loss	(53,541)	(53,541)	(34,150)	87,691	(53,541)
Comprehensive loss	$(13,313)	$(1,495)	$(36,491)	$37,986	$(13,313)

Following is the consolidating statement of operations for the nine months ended September 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,345,629	$399,216	$(35,827)	$1,709,018
Product revenues	—	303,342	58,176	(7,423)	354,095
Total revenues	—	1,648,971	457,392	(43,250)	2,063,113
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(1,185)	864,071	321,153	(35,827)	1,148,212
Product cost of revenues	—	252,512	42,895	(7,423)	287,984
Total cost of revenues	(1,185)	1,116,583	364,048	(43,250)	1,436,196
Selling, general and administrative expenses	84	253,189	69,228	—	322,501
Accretion of environmental liabilities	—	6,846	683	—	7,529
Depreciation and amortization	—	151,348	64,307	—	215,655
Goodwill impairment charge	—	—	34,013	—	34,013
Income (loss) from operations	1,101	121,005	(74,887)	—	47,219
Other income (expense)	—	124	(861)	—	(737)
Gain on sale of business	—	1,288	15,143	—	16,431
Interest (expense) income	(66,147)	3,851	104	—	(62,192)
Equity in earnings of subsidiaries, net of taxes	11,867	(58,031)	—	46,164	—
Intercompany interest income (expense)	—	15,891	(15,891)	—	—
(Loss) income before (benefit) provision for income taxes	(53,179)	84,128	(76,392)	46,164	721
(Benefit) provision for income taxes	(26,019)	72,260	(18,360)	—	27,881
Net (loss) income	(27,160)	11,868	(58,032)	46,164	(27,160)
Other comprehensive gain	43,348	43,348	24,403	(67,751)	43,348
Comprehensive gain (loss)	$16,188	$55,216	$(33,629)	$(21,587)	$16,188

Following is the consolidating statement of operations for the nine months ended September 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,659,739	$546,790	$(48,185)	$2,158,344
Product revenues	—	349,524	63,239	(9,014)	403,749
Total revenues	—	2,009,263	610,029	(57,199)	2,562,093
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,106,591	426,530	(48,185)	1,484,936
Product cost of revenues	—	315,322	42,597	(9,014)	348,905
Total cost of revenues	—	1,421,913	469,127	(57,199)	1,833,841
Selling, general and administrative expenses	75	247,472	73,699	—	321,246
Accretion of environmental liabilities	—	6,870	925	—	7,795
Depreciation and amortization	—	137,354	67,835	—	205,189
Goodwill impairment charge	—	4,164	27,828	—	31,992
(Loss) income from operations	(75)	191,490	(29,385)	—	162,030
Other income (expense)	—	483	(873)	—	(390)
Interest (expense) income	(58,962)	1,115	143	—	(57,704)
Equity in earnings of subsidiaries, net of taxes	78,956	(38,920)	—	(40,036)	—
Intercompany interest income (expense)	—	17,679	(17,679)	—	—
Income (loss) before (benefit) provision for income taxes	19,919	171,847	(47,794)	(40,036)	103,936
(Benefit) provision for income taxes	(23,615)	92,891	(8,874)	—	60,402
Net income (loss)	43,534	78,956	(38,920)	(40,036)	43,534
Other comprehensive loss	(118,713)	(118,713)	(76,752)	195,465	(118,713)
Comprehensive loss	$(75,179)	$(39,757)	$(115,672)	$155,429	$(75,179)

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2016 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from (used in) operating activities	$43,033	$128,182	$7,612	$—	$178,827
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(152,836)	(22,512)	—	(175,348)
Proceeds from sales of fixed assets	—	950	3,032	—	3,982
Acquisitions, net of cash acquired	—	(197,089)	(10,000)	—	(207,089)
Proceeds on sale of business	—	18,885	28,249	—	47,134
Costs to obtain or renew permits	—	(949)	(971)	—	(1,920)
Purchase of available-for-sale securities	(102)	—	(496)	—	(598)
Investment in subsidiaries	(250,625)	—	—	250,625	—
Intercompany	—	(18,118)	—	18,118	—
Net cash used in investing activities	(250,727)	(349,157)	(2,698)	268,743	(333,839)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(6,064)	(1,020)	—	(7,084)
Exercise of stock options	230	—	—	—	230
Issuance of restricted shares, net of shares remitted	(2,500)	—	—	—	(2,500)
Repurchases of common stock	(15,869)	—	—	—	(15,869)
Excess tax benefit of stock-based compensation	21	—	—	—	21
Deferred financing costs paid	(2,614)	—	—	—	(2,614)
Issuance of senior secured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	18,118	—	—	(18,118)	—
Intercompany debt	—	63,118	(63,118)	—	—
Net cash from (used in) financing activities	248,011	307,679	(64,138)	(268,743)	222,809
Effect of exchange rate change on cash	—	—	5,352	—	5,352
Increase (decrease) in cash and cash equivalents	40,317	86,704	(53,872)	—	73,149
Cash and cash equivalents, beginning of period	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of period	$51,334	$170,183	$36,340	$—	$257,857

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2015 (in thousands):

	Clean Harbors, Inc.	U.S. Guarantor Subsidiaries	Foreign Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$9,503	$240,713	$59,377	$—	$309,593
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(162,329)	(27,670)	—	(189,999)
Proceeds from sale of fixed assets	—	1,177	2,563	—	3,740
Acquisitions, net of cash acquired	—	(79,610)	—	—	(79,610)
Costs to obtain or renew permits	—	(4)	(4,629)	—	(4,633)
Intercompany	—	(71,182)	—	71,182	—
Net cash used in investing activities	—	(311,948)	(29,736)	71,182	(270,502)

Cash flows used in financing activities:
Change in uncashed checks	—	(16,635)	(5,247)	—	(21,882)
Proceeds from exercise of stock options	397	—	—	—	397
Issuance of restricted shares, net of shares remitted	(2,027)	—	—	—	(2,027)
Repurchases of common stock	(69,155)	—	—	—	(69,155)
Excess tax benefit of stock-based compensation	102	—	—	—	102
Payments of capital leases	—	(203)	(297)	—	(500)
Intercompany	71,182	—	—	(71,182)	—
Net cash from (used in) financing activities	499	(16,838)	(5,544)	(71,182)	(93,065)
Effect of exchange rate change on cash	—	—	(13,714)	—	(13,714)
Increase (decrease) in cash and cash equivalents	10,002	(88,073)	10,383	—	(67,688)
Cash and cash equivalents, beginning of period	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of period	$11,008	$66,074	$102,109	$—	$179,191

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
Overview

We are North America’s leading provider of environmental, energy and industrial services. We serve a diverse customer base, including a majority of the Fortune 500, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency spill response, industrial cleaning and maintenance, and recycling services. Through our acquisition in December 2012 of Safety-Kleen, Inc. ("Safety-Kleen"), we are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.

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

•
Kleen Performance Products - Kleen Performance Products results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils, which historically have seen correlation with overall crude oil prices which have experienced significant decline since 2014. Costs incurred in connection with the collection of used oils, which are raw materials associated with the segment’s products, can also be volatile as was the case for much of fiscal year 2015 when such costs were disconnected from market pricing of the based and blended oil products sold by the segment. Given the impact of lower base and blended oil pricing, we are now charging stop fees related to our used oil collection services which have allowed us to more effectively manage the profit spreads inherent in the business. The implementation of our direct sales program resulting in the sale of our renewable oil products directly to our end customers will also impact future operating results.

•
SK Environmental Services - SK Environmental Services segment results are significantly impacted by the number of parts washers serviced by the business and the ability to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Performance is also predicated upon the segment management’s ability to manage related costs associated with transportation and the servicing of customers and successfully managing costs associated with the collection of used oils which are then transferred to the Kleen Performance Products segment. The implementation of our direct sales program resulting in the sale of our renewable oil products directly to our end customers will also impact future operating results.

•
Lodging Services - Lodging Services segment results are dependent upon levels of construction and maintenance activity associated with the oil and related industries in the Oil Sands and other regions of Western Canada in which our camps and lodges operate, as well as demand for our modular unit production. Levels of overall activity in these regions drive the demand and related pricing for lodging and camp accommodations and related services. To mitigate the decrease in demand experienced in this business, we have targeted more non-traditional markets such as schools, hospitals, and other municipal structures to offer our modular unit accommodations and related services. Given that segment's operations are located entirely in Canada, the impact of foreign currency translations which result from changes in the exchange rates between the U.S. and Canadian dollar also significantly impacts the segment's results

•
Oil and Gas Field Services - Oil and Gas Field Services segment results are significantly impacted by overall levels of oil and gas related exploration, drilling activity and production in North America. The levels of such exploration, drilling activity and production are largely dependent upon the number of oil rigs in operation, as well as global and North American oil prices on which such activity levels are strongly predicated. Crude oil prices have significantly declined since a high of $106.57 in 2013 to a low of $30.32 in 2016. This oil price volatility and future price uncertainty has resulted in lower activity levels which have negatively impacted the business’ results. The majority of the segment's operations are in Canada, and therefore the impact of US to Canadian dollar foreign currency translation also significantly impacted the segment’s results.

Highlights

Total revenues for the three months ended September 30, 2016 were $729.5 million compared with $893.4 million in the three months ended September 30, 2015. Decreases in total revenues were primarily related to lower levels of emergency response projects, continued weakness in energy related markets which have significantly and negatively impacted our Industrial Services, Oil & Gas Field Services and Lodging Services segments in Western Canada, reductions in commodity pricing and an overall slowdown in industrial production. Direct revenues recorded by our Kleen Performance Products and SK Environmental Services segments in the three months ended September 30, 2016 increased from the comparable period in 2015 primarily due to our recent acquisitions. Our Lodging Services segment, which has continued to be negatively impacted by the weakness in crude oil markets, increased direct revenues in the three months ended September 30, 2016 from the comparable period in 2015 as occupancy rates increased primarily due to turnaround work completed during the period as well as incremental revenue as a result of displaced citizens staying in our lodges during the Western Canada wildfires.
Total revenues for the nine months ended September 30, 2016 were $2.1 billion compared with $2.6 billion in the nine months ended September 30, 2015. Decreases in total revenues were primarily related to lower levels of emergency response projects, continued weakness in crude oil markets which have significantly and negatively impacted our Industrial Services, Oil & Gas Field Services and Lodging Services segments in Western Canada, reductions in commodity pricing, weakening of the Canadian dollar and an overall slowdown in industrial production. Direct revenues recorded by SK Environmental Services in the nine months ended September 30, 2016 increased from the comparable period in 2015 primarily due to our recent acquisitions. The weaker Canadian dollar and related effects of foreign currency translation on our Canadian business operations also negatively impacted direct revenues by approximately $20.0 million in the nine months ended September 30, 2016 from the comparable period in 2015. Changes in segment revenues are more fully described in our Segment Performance section below.

We reported income from operations for the three and nine months ended September 30, 2016 of $16.8 million and $47.2 million, respectively, compared with $94.0 million and $162.0 million in the three and nine months ended September 30, 2015. We reported a net loss for the three and nine months ended September 30, 2016 of $10.3 million and $27.2 million, respectively, as compared to net income of $40.2 million and $43.5 million, respectively, in the three and nine months ended September 30, 2015. The net loss for the three and nine months ended September 30, 2016 was attributable in part to a goodwill impairment charge of $34.0 million which we recognized during the third quarter relating to our Lodging Services segment. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, decreased 23.5% to $126.7 million from $165.6 million in the three months ended September 30, 2015 and decreased 25.2% to $304.4 million in the nine months ended September 30, 2016 from $407.0 million in the nine months ended September 30, 2015. The decreased levels of Adjusted EBITDA in the three and nine month ended September 30, 2016 was attributable to lower revenue amounts as described above, partially offset by significant cost reduction initiatives which we successfully undertook in fiscal year 2016. Additional information, including a reconciliation of Adjusted EBITDA to net (loss) income, appears below under the heading "Adjusted EBITDA."

Segment Performance

The primary financial measure by which the performance of our segments are evaluated is Adjusted EBITDA. The following table sets forth certain operating data associated with our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change
Third Party Revenues(1):
Technical Services	$232,482	$253,069	$(20,587)	(8.1)%	$680,717	$741,419	$(60,702)	(8.2)%
Industrial and Field Services	162,118	307,226	(145,108)	(47.2)	437,546	807,423	(369,877)	(45.8)
Kleen Performance Products	102,318	100,827	1,491	1.5	256,572	296,738	(40,166)	(13.5)
SK Environmental Services	194,764	171,832	22,932	13.3	565,186	508,392	56,794	11.2
Lodging Services	15,520	13,507	2,013	14.9	47,583	68,782	(21,199)	(30.8)
Oil and Gas Field Services	22,197	46,788	(24,591)	(52.6)	73,445	138,992	(65,547)	(47.2)
Corporate Items	121	117	4	3.4	2,064	347	1,717	494.8
Total	$729,520	$893,366	$(163,846)	(18.3)%	$2,063,113	$2,562,093	$(498,980)	(19.5)%
Direct Revenues(1):
Technical Services	$271,769	$288,394	$(16,625)	(5.8)%	$791,481	$852,342	$(60,861)	(7.1)%
Industrial and Field Services	149,352	299,940	(150,588)	(50.2)	407,956	782,023	(374,067)	(47.8)
Kleen Performance Products	92,557	77,077	15,480	20.1	229,803	233,301	(3,498)	(1.5)
SK Environmental Services	175,810	165,887	9,923	6.0	505,994	482,066	23,928	5.0
Lodging Services	15,772	14,280	1,492	10.4	48,271	70,808	(22,537)	(31.8)
Oil and Gas Field Services	24,705	47,982	(23,277)	(48.5)	79,399	143,721	(64,322)	(44.8)
Corporate Items	(445)	(194)	(251)	(129.4)	209	(2,168)	2,377	109.6
Total	729,520	893,366	(163,846)	(18.3)	2,063,113	2,562,093	(498,980)	(19.5)
Cost of Revenues(2):
Technical Services	178,456	194,105	(15,649)	(8.1)	529,410	573,149	(43,739)	(7.6)
Industrial and Field Services	115,558	223,602	(108,044)	(48.3)	322,655	588,864	(266,209)	(45.2)
Kleen Performance Products	64,355	61,451	2,904	4.7	178,241	196,984	(18,743)	(9.5)
SK Environmental Services	99,415	99,583	(168)	(0.2)	293,556	293,639	(83)	—
Lodging Services	10,681	11,644	(963)	(8.3)	37,084	54,328	(17,244)	(31.7)
Oil and Gas Field Services	25,220	41,508	(16,288)	(39.2)	77,790	126,231	(48,441)	(38.4)
Corporate Items	(1,770)	2,753	(4,523)	(164.3)	(2,540)	646	(3,186)	(493.2)
Total	491,915	634,646	(142,731)	(22.5)	1,436,196	1,833,841	(397,645)	(21.7)
Selling, General & Administrative Expenses:
Technical Services	20,980	15,241	5,739	37.7	60,449	59,936	513	0.9
Industrial and Field Services	15,215	13,878	1,337	9.6	44,658	47,309	(2,651)	(5.6)
Kleen Performance Products	5,399	3,503	1,896	54.1	14,204	12,846	1,358	10.6
SK Environmental Services	29,145	26,208	2,937	11.2	84,454	79,887	4,567	5.7
Lodging Services	987	809	178	22.0	3,042	3,891	(849)	(21.8)
Oil and Gas Field Services	3,910	4,895	(985)	(20.1)	11,635	16,690	(5,055)	(30.3)
Corporate Items	35,318	28,579	6,739	23.6	104,059	100,687	3,372	3.3
Total	110,954	93,113	17,841	19.2	322,501	321,246	1,255	0.4
Adjusted EBITDA:
Technical Services	72,333	79,048	(6,715)	(8.5)	201,622	219,257	(17,635)	(8.0)
Industrial and Field Services	18,579	62,460	(43,881)	(70.3)	40,643	145,850	(105,207)	(72.1)
Kleen Performance Products	22,803	12,123	10,680	88.1	37,358	23,471	13,887	59.2
SK Environmental Services	47,250	40,096	7,154	17.8	127,984	108,540	19,444	17.9
Lodging Services	4,104	1,827	2,277	124.6	8,145	12,589	(4,444)	(35.3)
Oil and Gas Field Services	(4,425)	1,579	(6,004)	(380.2)	(10,026)	800	(10,826)	(1,353.3)
Corporate Items	(33,993)	(31,526)	(2,467)	(7.8)	(101,310)	(103,501)	2,191	2.1
Total	$126,651	$165,607	$(38,956)	(23.5)%	$304,416	$407,006	$(102,590)	(25.2)%
______________________

1.	Third party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues

There are many factors which have impacted, and continue to impact, our revenues. These factors include, but are not limited to: the level of emergency response projects, overall industrial activity, foreign currency translation, acquisitions, general conditions of the energy related industries, competitive industry pricing, and the effects of fuel prices on our fuel recovery fees.
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$271,769	$288,394	$(16,625)	(5.8)%	$791,481	$852,342	$(60,861)	(7.1)%
Technical Services direct revenues for the three and nine months ended September 30, 2016 decreased $16.6 million and $60.9 million, respectively, from the comparable periods in 2015 primarily due to decreased revenues associated with our waste disposal services whereby waste is disposed of through our incinerator and landfill facilities network. This direct revenue decrease was impacted by lower waste volumes disposed of in our landfills, which decreased 49% and 36%, respectively, in the three and nine months ended September 30, 2016 from the comparable periods in 2015. These decreases were primarily due to lower industrial and energy related waste streams as well as project delays and lower customer spending. The utilization rate at our incinerators was 90.0% and 88.2%, respectively, for the three and nine months ended September 30, 2016, compared with 92.0% and 91.4%, respectively, in the comparable periods of 2015. The decrease in utilization rate in the three and nine months ended September 30, 2016 from the comparable periods in 2015 was primarily due to lower overall industrial and energy related waste streams, and a greater number of turnaround days at our incineration facilities in the first nine months ended September 30, 2016.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$149,352	$299,940	$(150,588)	(50.2)%	$407,956	$782,023	$(374,067)	(47.8)%
Industrial and Field Services direct revenues for the three and nine months ended September 30, 2016 decreased $150.6 million and $374.1 million, respectively, from the comparable periods in 2015. The decreases were primarily due to the large emergency response projects which occurred during the first nine months of 2015 and did not reoccur in 2016. In the three and nine months ended September 30, 2015, those large emergency response projects accounted for revenues of $144.1 million and $313.4 million, respectively. In addition, during the nine months ended September 30, 2016, lower activity levels and pricing pressures in the across North America reduced customer spending on maintenance and turnaround projects resulting in a decrease in revenues of $59.3 million from the comparable period in 2015. Inclusive in the year over year changes within this segment were negative impacts of foreign currency translation on our Canadian operations of approximately $6.0 million in the nine months ended September 30, 2016 from the comparable period in 2015.
Kleen Performance Products

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$92,557	$77,077	$15,480	20.1%	$229,803	$233,301	$(3,498)	(1.5)%
Kleen Performance Products direct revenues represent third party revenues, which are earned on sales to external customers, reduced by intersegment revenues consisting of amounts paid to the SK Environmental Services segment for collection of used oil which is then further processed into manufacturing base and blended oil products sold by the Kleen Performance Products segment. Direct revenues attributable to the Kleen Performance Products segment increased $15.5 million in the three months ended September 30, 2016 from the comparable period in 2015. Increases in these revenues were derived from acquisitions which accounted for $20.9 million of incremental revenue, and intersegment revenues were reduced by $14.0 million during the three months ended September 30, 2016 due to fully benefiting from a shift to higher charge-for-oil program. These items were partially offset by the impact of decreases in base and blended pricing, which accounted for an $11.2 million decrease to direct revenues in the three months ended September 30, 2016 from the comparable period in 2015.
Direct revenues attributable to the Kleen Performance Products segment decreased $3.5 million in the nine months ended September 30, 2016 from the comparable period in 2015. Decreases in base and blended pricing, which accounted for a $68.0 million decrease to direct revenues in the nine months ended September 30, 2016 from the comparable period in 2015, was partially offset by revenues derived from acquisitions of $33.1 million and intersegment revenues which was reduced by $36.7 million during the nine months ended September 30, 2016 due to fully benefiting from a shift to higher charge-for-oil program. Inclusive in the year over year changes within the Kleen Performance Products segment was also the negative impact of foreign currency translation on our Canadian operations of approximately $3.1 million in the nine months ended September 30, 2016 from the comparable period in 2015.
SK Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$175,810	$165,887	$9,923	6.0%	$505,994	$482,066	$23,928	5.0%
SK Environmental Services direct revenues include intersegment revenues earned from the sale of used oil collection services provided to the Kleen Performance Products segment. SK Environmental Services direct revenues for the three and nine months ended September 30, 2016 increased $9.9 million and $23.9 million, respectively, from the comparable periods in 2015 primarily due to increased revenues derived from acquisitions of $4.7 million and $18.2 million, respectively, and incremental organic growth related to the segment’s core service offerings. These increases more than offset the expected reductions in direct revenues derived from intersegment revenues earned through the sale of used oil to the Kleen Performance Products segment and resulting from the successful management of our charge-for-oil program.
Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$15,772	$14,280	$1,492	10.4%	$48,271	$70,808	$(22,537)	(31.8)%
Lodging Services direct revenues for the three months ended September 30, 2016 increased $1.5 million from the comparable period in 2015 primarily due to greater occupancy at our lodges. The occupancy rate at our primary fixed lodges for the three months ended September 30, 2016 was 49% as compared to 19% in the comparable period in 2015 and primarily resulted from a fire-related benefit as well as increased turnaround work during the period.
Lodging Services direct revenues for the nine months ended September 30, 2016 decreased $22.5 million from the comparable period in 2015 primarily due to lower pricing consistent with overall market conditions. Inclusive in the year over year changes within this segment was also the negative impact of foreign currency translation on our Canadian operations of approximately $2.4 million in the nine months ended September 30, 2016 from the comparable period in 2015.
Oil and Gas Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Direct revenues	$24,705	$47,982	$(23,277)	(48.5)%	$79,399	$143,721	$(64,322)	(44.8)%
Oil and Gas Field Services direct revenues for the three and nine months ended September 30, 2016 decreased $23.3 million and $64.3 million, respectively, from the comparable periods in 2015 primarily due to lower levels of business activity and rig counts serviced by the businesses, which negatively impacted the utilization and overall pricing of our rental equipment and production services assets. Lower exploration budgets of our customers, project cancellations, and reduced customer spending also negatively impacted results in 2016. Rig count serviced by the Oil and Gas Field Services segment decreased approximately 28% and 49% in the three and nine months ended September 30, 2016 from the comparable periods in 2015. Inclusive in the year over year changes within this segment was also the negative impact of foreign currency translation on our Canadian operations of approximately $2.9 million in the nine months ended September 30, 2016 from the comparable period in 2015.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, and implementation of strategic sourcing and logistics solutions as well as other cost reduction initiatives in an effort to improve our operating margins.
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$178,456	$194,105	$(15,649)	(8.1)%	$529,410	$573,149	$(43,739)	(7.6)%
As a % of Direct Revenue	65.7%	67.3%		(1.6)%	66.9%	67.2%		(0.3)%
Technical Services cost of revenues for the three and nine months ended September 30, 2016 decreased $15.6 million and $43.7 million, respectively, from the comparable periods in 2015 due primarily to lower overall activity levels. Specific cost reductions included decreases in transportation and fuel cost of $3.7 million and $11.5 million, respectively, labor related costs of $2.8 million and $6.2 million, respectively, and equipment and supply costs of $6.8 million and $19.6 million, respectively. As a percentage of revenues, our costs decreased 1.6% in the three months ended September 30, 2016 as compared to the comparable period in 2015, while also decreasing 0.3% during the nine months ended September 30, 2016 as compared to the comparable period in 2015. These decreases as a percentage of revenue were driven by management’s successful implementation of strategic cost savings initiatives that were implemented in the current year and helped to offset lower revenues.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$115,558	$223,602	$(108,044)	(48.3)%	$322,655	$588,864	$(266,209)	(45.2)%
As a % of Direct Revenue	77.4%	74.5%		2.9%	79.1%	75.3%		3.8%
Industrial and Field Services cost of revenues for the three and nine months ended September 30, 2016 decreased $108.0 million and $266.2 million, respectively, from the comparable periods in 2015, primarily due to large scale emergency response projects which did not reoccur in the current periods. Cost of revenues as a percentage of direct revenue increased 2.9% and 3.8% for the three and nine months ended September 30, 2016 from the comparable periods in 2015. The increases as a percentage of revenue was primarily attributable to the lack of large scale emergency response projects in the current periods. When such large scale projects occur, the business is able to greater leverage its costs structure resulting in higher profit margins.
Kleen Performance Products

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$64,355	$61,451	$2,904	4.7%	$178,241	$196,984	$(18,743)	(9.5)%
As a % of Direct Revenue	69.5%	79.7%		(10.2)%	77.6%	84.4%		(6.8)%
Kleen Performance Products cost of revenues for the three months ended September 30, 2016 increased $2.9 million from the comparable period in 2015 primarily due to increases in oil additives and other raw material costs of $4.4 million, partially offset by decreases in transportation and fuel costs of $1.2 million. The increased costs associated with oil additives and other raw material costs was attributable to the implementation of our direct sales program. As a percentage of revenues, these costs decreased 10.2% primarily as a result of greater direct revenue levels being achieved in the current period as the business fully benefited from a shift to to the charge-for-oil program.

Kleen Performance Products cost of revenues for the nine months ended September 30, 2016 decreased $18.7 million from the comparable period in 2015 primarily due to decreased costs of used oil inventory consumed during the first nine months of 2016. During the first nine months of 2015, the segment recognized charges for high priced inventory amounting to $26.0 million and related to used oil collected prior to the full implementation of our charge-for-oil program. In addition, transportation and fuel costs decreased $5.0 million in the nine months ended September 30, 2016 from the comparable period in 2015. These decreases were partially offset by increases in oil additives and other raw material costs of $10.5 million primarily related to our recent acquisitions and implementation of the direct sales program. As a percentage of revenues, these costs decreased 6.8% in the nine months ended September 30, 2016 from the comparable period in 2015 primarily as a result of the higher inventory cost realized during the first nine months of 2015 that did not occur in the comparable period in 2016.
SK Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$99,415	$99,583	$(168)	(0.2)%	$293,556	$293,639	$(83)	—%
As a % of Direct Revenue	56.5%	60.0%		(3.5)%	58.0%	60.9%		(2.9)%
SK Environmental Services cost of revenues remained consistent for the three and nine months ended September 30, 2016 from the comparable periods in 2015. As a percentage of revenues, these costs decreased 3.5% in the three months ended September 30, 2016 from the comparable period in 2015. The improved margins were most significantly impacted by the lower used oil collection and other raw material costs which resulted from targeted logistics and sourcing initiatives which were components of our cost savings strategies implemented in the current year.
Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$10,681	$11,644	$(963)	(8.3)%	$37,084	$54,328	$(17,244)	(31.7)%
As a % of Direct Revenue	67.7%	81.5%		(13.8)%	76.8%	76.7%		0.1%
Lodging Services cost of revenues remained consistent for the three months ended September 30, 2016 from the comparable period in 2015. As a percentage of direct revenues, these costs decreased 13.8% in the three months ended September 30, 2016 from the comparable period in 2015 as the business benefited from cost reduction strategies implemented during the year.
Lodging Services cost of revenues for the nine months ended September 30, 2016 decreased $17.2 million from the comparable period in 2015 primarily due to decreases in catering costs of $6.9 million, labor costs of $5.0 million, equipment rental costs of $2.1 million and utilities costs of $1.7 million. These decreases were the result of overall lower demand for lodging segment services as overall activity in the regions in which the business operates declined, as well as targeted cost savings initiatives implemented during the current periods. As a percentage of direct revenues, these costs remained consistent in the nine months ended September 30, 2016 from the comparable period in 2015.
Oil and Gas Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$25,220	$41,508	$(16,288)	(39.2)%	$77,790	$126,231	$(48,441)	(38.4)%
As a % of Direct Revenue	102.1%	86.5%		15.6%	98.0%	87.8%		10.2%
Oil and Gas Field Services cost of revenues for the three and nine months ended September 30, 2016 decreased $16.3 million and $48.4 million, respectively, from the comparable periods in 2015 primarily due to decreases in labor related costs of $8.0 million and $27.3 million, respectively, equipment rental and material costs of $6.0 million and $12.3 million, respectively, and transportation, fuel and repair costs of $1.4 million and $4.6 million, respectively. As a percentage of direct revenues, these costs increased 15.6% and 10.2%, respectively, in the three and nine months ended September 30, 2016 from the comparable periods in 2015. This increase resulted from certain fixed costs incurred which could not be reduced proportionate to the overall lower revenue generated combined with lower margins on revenues provided which resulted from pricing pressures seen in the overall business environment.
Selling, General and Administrative ("SG&A") Expenses
Selling, General and Administrative expenses represent costs incurred in aspects of our business which are not directly attributable to the sale of our services and/or products. We strive to manage such costs commensurate with the overall performance of our segments and corresponding revenue levels. We believe that our ability to properly align these costs with overall business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$20,980	$15,241	$5,739	37.7%	$60,449	$59,936	$513	0.9%
As a % of Direct Revenue	7.7%	5.3%		2.4%	7.6%	7.0%		0.6%
Technical Services selling, general and administrative expenses for the three and nine months ended September 30, 2016 increased $5.7 million and $0.5 million, respectively, from the comparable periods in 2015 primarily due to increases in variable compensation of $1.4 million and $1.1 million, respectively, related to incentive compensation reversals which occurred in the third quarter of 2015 and changes in estimates for environmental liabilities of $2.7 million and $0.4 million, respectively, which were one time benefits in the three and nine months ended September 30, 2015. As a percentage of direct revenues, selling, general and administrative expenses increased 2.4% in the three months ended September 30, 2016 from the comparable period in 2015 primarily due to a benefit recorded in the three months ended September 30, 2015 as a result of changes in estimates for environmental liabilities that did not occur in the current period.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$15,215	$13,878	$1,337	9.6%	$44,658	$47,309	$(2,651)	(5.6)%
As a % of Direct Revenue	10.2%	4.6%		5.6%	10.9%	6.0%		4.9%
Industrial and Field Services selling, general and administrative expenses for the three months ended September 30, 2016 increased $1.3 million from the comparable period in 2015 primarily due to increases in salaries and benefits. As a percentage of direct revenues, selling, general and administrative expenses increased 5.6% in the three months ended September 30, 2016 from the comparable period in 2015 primarily due to the decreased overall revenue levels experienced during the three months of 2016 which outpaced decreases in SG&A expenses.
Industrial and Field Services selling, general and administrative expenses for the nine months ended September 30, 2016 decreased $2.7 million from the comparable period in 2015 primarily due to decreases in variable compensation. As a percentage of direct revenues, selling, general and administrative expenses increased 4.9% in the nine months ended September 30, 2016 from the comparable period in 2015 primarily due to the decreased overall revenue levels experienced during the nine months of 2016 which outpaced decreases in SG&A expenses.
Kleen Performance Products

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$5,399	$3,503	$1,896	54.1%	$14,204	$12,846	$1,358	10.6%
As a % of Direct Revenue	5.8%	4.5%		1.3%	6.2%	5.5%		0.7%
Kleen Performance Products selling, general and administrative expenses for the three and nine months ended September 30, 2016 increased $1.9 million and $1.4 million, respectively, from the comparable periods in 2015 primarily due to increases in salaries and benefits attributable to incremental costs of acquired businesses that were completed in 2016. As a percentage of direct revenues, selling, general and administrative expenses increased 1.3% in the three months ended September 30, 2016 from the comparable period in 2015 primarily due to the costs associated with our recent acquisitions outpaced increases in overall revenue levels.
SK Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$29,145	$26,208	$2,937	11.2%	$84,454	$79,887	$4,567	5.7%
As a % of Direct Revenue	16.6%	15.8%		0.8%	16.7%	16.6%		0.1%
SK Environmental Services selling, general and administrative expenses for the three months ended September 30, 2016 increased $2.9 million as compared to the comparable period in 2015 primarily due to increases in salaries and benefits of $1.6 million, commission costs of $0.3 million and professional fees of $0.4 million. These increases were attributable to incremental costs of acquired businesses that were completed in 2016.
SK Environmental Services selling, general and administrative expenses for the nine months ended September 30, 2016 increased $4.6 million as compared to the comparable period in 2015 primarily due to increases in salaries and benefits of $4.6 million attributable to incremental costs of acquired businesses that were completed in 2016.
Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$987	$809	$178	22.0%	$3,042	$3,891	$(849)	(21.8)%
As a % of Direct Revenue	6.3%	5.7%		0.6%	6.3%	5.5%		0.8%
Lodging Services selling, general and administrative expenses remained consistent for the three and nine months ended September 30, 2016 as compared to the comparable periods in 2015.
Oil and Gas Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$3,910	$4,895	$(985)	(20.1)%	$11,635	$16,690	$(5,055)	(30.3)%
As a % of Direct Revenue	15.8%	10.2%		5.6%	14.7%	11.6%		3.1%
Oil and Gas Field Services selling, general and administrative expenses for the three and nine months ended September 30, 2016 decreased $1.0 million and $5.1 million, respectively, from the comparable periods in 2015 primarily due to decreases in salaries, benefits and variable compensation of $1.2 million and $3.9 million, respectively. These decreases resulted from strategic cost savings initiatives implemented across the business in 2016. As a percentage of direct revenues, selling, general and administrative expenses increased 5.6% and 3.1% in the three and nine months ended September 30, 2016 from the comparable periods in 2015 as a result of lower overall revenues which outpaced decreases in SG&A expenses.

Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
SG&A	$35,318	$28,579	$6,739	23.6%	$104,059	$100,687	$3,372	3.3%
Corporate Items selling, general and administrative expenses for the three and nine months ended September 30, 2016 increased $6.7 million and $3.4 million, respectively, from the comparable periods in 2015 primarily due to increases to variable compensation of $4.3 million and $2.2 million, respectively, and severance costs of $2.8 million and $5.6 million, respectively. These increases were partially offset by decreases related to our cost savings initiatives spread across multiple expense categories.
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

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2016	September 30, 2015	$ Change	% Change	September 30, 2016	September 30, 2015	$ Change	% Change
Adjusted EBITDA:
Technical Services	$72,333	$79,048	$(6,715)	(8.5)%	$201,622	$219,257	$(17,635)	(8.0)%
Industrial and Field Services	18,579	62,460	(43,881)	(70.3)	40,643	145,850	(105,207)	(72.1)
Kleen Performance Products	22,803	12,123	10,680	88.1	37,358	23,471	13,887	59.2
SK Environmental Services	47,250	40,096	7,154	17.8	127,984	108,540	19,444	17.9
Lodging Services	4,104	1,827	2,277	124.6	8,145	12,589	(4,444)	(35.3)
Oil and Gas Field Services	(4,425)	1,579	(6,004)	(380.2)	(10,026)	800	(10,826)	(1,353.3)
Corporate Items	(33,993)	(31,526)	(2,467)	(7.8)	(101,310)	(103,501)	2,191	2.1
Total	$126,651	$165,607	$(38,956)	(23.5)%	$304,416	$407,006	$(102,590)	(25.2)%
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

The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	$(10,255)	$40,228	$(27,160)	$43,534
Accretion of environmental liabilities	2,476	2,577	7,529	7,795
Depreciation and amortization	73,360	69,060	215,655	205,189
Goodwill impairment charge	34,013	—	34,013	31,992
Other expense	198	139	737	390
Gain on sale of business	(16,431)	—	(16,431)	—
Interest expense, net	21,565	19,017	62,192	57,704
Provision for income taxes	21,725	34,586	27,881	60,402
Adjusted EBITDA	$126,651	$165,607	$304,416	$407,006

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$62,603	$59,150	$3,453	5.8%	$185,399	$175,482	$9,917	5.7%
Permits and other intangibles amortization	10,757	9,910	847	8.5	30,256	29,707	549	1.8
Total depreciation and amortization	$73,360	$69,060	$4,300	6.2%	$215,655	$205,189	$10,466	5.1%

Depreciation and amortization increased $4.3 million and $10.5 million, respectively, for the three and nine months ended September 30, 2016 from the comparable periods in 2015 primarily due to a larger fixed asset base resulting from our recent acquisitions.
Goodwill Impairment Charge

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Goodwill impairment charge	$34,013	$—	$34,013	100%	$34,013	$31,992	$2,021	6.3%
During the three and nine months ended September 30, 2016, we recorded a $34.0 million goodwill impairment charge on our Lodging Services reporting unit. During the nine months ended September 30, 2015, we recorded a $32.0 million goodwill impairment charge on our Oil and Gas Field Services reporting unit. For additional information regarding these goodwill impairment charges, see Note 7, "Goodwill and Other Intangible Assets" to the accompanying financial statements and the discussion under the goodwill heading within our "Critical Accounting Policies and Estimates" below.
Gain on sale of business

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Gain on sale of business	$16,431	$—	$16,431	100%	$16,431	$—	$16,431	100%
During the three and nine months ended September 30, 2016, we recorded a $16.4 million gain on the sale of a non-core line of business within our Industrial and Field Services segment. For additional information regarding this gain on sale of business, see Note 4, "Disposition of Business" to the accompanying financial statements.

Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2016 over 2015		September 30,		2016 over 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$21,725	$34,586	$(12,861)	(37.2)%	$27,881	$60,402	$(32,521)	(53.8)%
The income tax provision for the three and nine months ended September 30, 2016 decreased $12.9 million and $32.5 million, respectively, as compared to the comparable periods in 2015. The decrease in provision was the result of lower earnings in the United States during this period as compared to the same period last year. The Company did not record any tax charges or benefits as a result of the goodwill impairment charges recorded in the third quarter of 2016 and the second quarter of 2015. Absent the impact of the impairment charges on pre-tax income from operations, the Company’s effective tax rate for the three and nine months ended September 30, 2016 was 47.8% and 80.3%, respectively, compared to 46.2% and 44.4%, respectively, for the same periods in 2015. The variations in the effective income tax rates for the three and nine months ended September 30, 2016 as compared to more customary relationships between pre-tax income and the provision for income taxes was primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities as well as the impacts of the non-deductible goodwill impairment charge.
Liquidity and Capital Resources

	For the Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
Net cash from operating activities	$178,827	$309,593
Net cash used in investing activities	(333,839)	(270,502)
Net cash from (used in) financing activities	222,809	(93,065)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2016 was $178.8 million, a decrease of 42.2%, or $130.8 million, compared with net cash from operating activities for the comparable period in 2015. The decrease from comparable periods was primarily the result of lower operating income levels generated in the first nine months of 2016 and the impacts of changes in net working capital as compared to the comparable period in 2015.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $333.8 million, an increase of 23.4%, or $63.3 million, compared with cash used in investing activities for the comparable period in 2015. The change was primarily driven by an increase in cash paid for acquisitions in the first nine months of 2016 partially offset by proceeds from the sale of a non-core line of business within our Industrial and Field Services segment and lower capital expenditures in 2016.
Net cash from (used in) financing activities
Net cash from financing activities for the nine months ended September 30, 2016 was $222.8 million, compared with cash used in financing activities of $93.1 million for the comparable period in 2015. The change was primarily due to the issuance of $250.0 million in aggregate principle amount of 5.125% senior notes due 2021 which we completed on March 17, 2016, partially offset by lower repurchases of common stock in the nine months ended September 30, 2016 as compared to the previous comparable period.
Working Capital
At September 30, 2016, cash and cash equivalents totaled $257.9 million, compared to $184.7 million at December 31, 2015. At September 30, 2016, cash and cash equivalents held by our foreign subsidiaries totaled $36.3 million and were readily convertible into other foreign currencies including U.S. dollars. At September 30, 2016, the cash and cash equivalent balance for our U.S. operations was $221.5 million, and our U.S. operations had net operating cash flow of $171.2 million for the nine months ended September 30, 2016. Additionally, we have a $400.0 million revolving credit facility of which approximately $201.4 million was available to borrow at September 30, 2016. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.

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
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $845.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at September 30, 2016, and our $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included herein.
As of September 30, 2016, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Common Stock Repurchase Program
On March 13, 2015, our Board of Directors authorized the repurchase of up to $300 million of our common stock. We intend to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time. The share repurchases have been and will be made in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, cash required for future business plans, trading volume and other conditions.  We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. During the three and nine months ended September 30, 2016, we repurchased and retired a total of 0.1 million shares and 0.3 million shares, respectively, of our common stock for a total cost of $6.2 million and $16.3 million, respectively. During the three and nine months ended  September 30, 2015, we repurchased and retired a total of 0.8 million shares and 1.3 million shares, respectively, of our common stock for a total cost of $37.6 million and $69.8 million, respectively. Through September 30, 2016, we have repurchased and retired a total of 3.7 million shares of our common stock for a total cost of $194.0 million under this program. As of September 30, 2016, an additional $106.0 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change
Closure and post-closure liabilities	$62,567	$56,249	$6,318	11.2%
Remedial liabilities	129,081	131,992	(2,911)	(2.2)
Total environmental liabilities	$191,648	$188,241	$3,407	1.8%
Total environmental liabilities as of September 30, 2016 were $191.6 million, an increase of 1.8%, or $3.4 million, compared to the liabilities as of December 31, 2015 primarily due to accretion of $7.5 million as well as new asset retirement obligations and liabilities associated with our recent acquisitions of $4.7 million partially offset by expenditures of $9.4 million.
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
Capital Expenditures
We anticipate that 2016 capital spending will be approximately $200 million. This includes the construction of the new incinerator at our El Dorado, Arkansas facility, which will account for approximately $50 million of capital expenditures in 2016. However, changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.

Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first nine months of 2016 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Goodwill. Goodwill is not amortized but is reviewed for impairment annually as of December 31st or when events or changes in the business environment indicate the carrying value of a reporting unit may exceed its fair value. This review is performed by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a Step II analysis of the fair value of all the elements of the reporting unit is performed to determine if and to what degree goodwill is impaired. The loss, if any, is measured as the excess of the carrying value of the goodwill over the value of the goodwill implied by the results of the Step II analysis.
We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that we have six reporting units: Technical Services, Industrial Services and Field Services, Kleen Performance Products, SK Environmental Services, Lodging Services, Oil and Gas Field Services. Our Industrial and Field Services segment includes two separate operating segments: Industrial Services and Field Services.
We conducted our annual goodwill impairment test for all of our reporting units as of December 31, 2015 and determined that goodwill was properly stated. For all reporting units except for Kleen Performance Products, the estimated fair value of each reporting unit significantly exceeded their carrying value. The annual impairment test fair value for all of our reporting units is determined using an income approach with internal discounted cash flow models which incorporate several underlying estimates and assumptions with varying degrees of uncertainty. In all instances, we corroborate our estimated fair values by considering other factors such as the fair value of comparable companies to our reporting units. As part of the annual test we also perform a reconciliation of the total estimated fair values of all the reporting units to our market capitalization.
As disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2016, goodwill attributable to our Lodging reporting unit was at risk of impairment due to persistently weak oil and gas prices that have negatively impacted the Western Canadian energy market. In consideration of the increased risk of impairment associated with that reporting unit, management regularly evaluated whether any changes in events or circumstances had arisen which would indicate that its fair value was less than its carrying value. During the quarter ended September 30, 2016, we continued to monitor the Lodging reporting unit’s performance along with other business specific and macroeconomic factors.
During the quarter ended September 30, 2016, certain events and changes in circumstances arose which led management to conclude that the fair value of the Lodging reporting unit might be less than its carrying value, and therefore an interim goodwill impairment test was conducted. The primary events and changes in circumstances which led to this conclusion were:

•
Macroeconomic conditions for service companies operating in western Canada’s oilsands region deteriorated in 2016 primarily due to persistently low oil and gas prices. Persistently low prices have caused Lodging’s main customers to significantly reduce, defer, or cancel oil and gas projects that are in, or had been planned for, this region during periods of more robust commodity pricing.

•
Government regulatory delays related to oil and gas pipeline projects have reduced management’s confidence that these projects will move forward in a timely manner or in the form that had been originally contemplated by their planners. These projects represented a significant portion of Lodging’s future growth in terms of the demand they would mean for temporary accommodation from the Lodging reporting unit. While some of these projects have made recent advancements towards successful government approval, the lack of meaningful progress to date does not provide enough positive evidence that a recovery will be significant enough to improve Lodging’s current forecasted outlook.

•	There have been consecutive historical quarters where business results were significantly less than internal forecasts, and previous actual results, for the Lodging reporting unit.

•
During the third quarter ended September 30, 2016, management’s near term outlook was clarified in regards to the business’ projections and the impacts of large scale forest fires which took place in the Fort McMurray area of Alberta, Canada where we have significant Lodging operations.

•	Due to the factors listed above, management significantly lowered its 2016 forecasts and long-range plans relative to the Lodging reporting unit.

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in the impairment test performed for Lodging and include assumptions about the amount and timing of expected future cash flows, growth rates, profit margins and the determination of appropriate discount rates. In performing the Step I test as of September 30, 2016 and utilizing revised long term projections that were developed for all reporting units during Q3, some of the significant assumptions inherent in the long term projections changed from those which were used in performing our annual goodwill impairment test as of December 31, 2015. Based on information known as of September 30, 2016, we reduced the average estimated annual revenue earned by the Lodging reporting unit 18.2% from FY2017 through FY2020 due to the aforementioned macroeconomic events. Compared to our December 31 impairment assessment, estimated EBITDA margins were lowered from 29.7% to 19.1% due to lower anticipated pricing as demand for our services is lower. Lower revenue and EBITDA margin estimates have resulted in lower current expectations for future cash flows which have lengthened our assumptions around the recovery from the current business downturn as compared to assumptions utilized in our previous annual test. The changes in these estimates and business assumptions have a significant negative impact on our estimates of future anticipated cash flows used in our impairment test and therefore on our estimates of the fair value of the Lodging reporting unit.
For purposes of the September 30, 2016 goodwill impairment test, the discount rate was decreased from 13.0% in the prior test to 11.0%, or 200 basis points, primarily due to lower debt borrowing rates and equity returns across the evaluated peer group, which put downward pressure on the reporting unit’s estimated weighted average cost of capital. We also assessed a range of different discount rate assumptions, and noted a change of 50 basis points to the previous discount rate would decrease the estimated fair value of the reporting unit by $6 million to $8 million. A larger discount rate assumption would not have changed the resulting impairment charge as the entire goodwill balance associated with the reporting unit would already be impaired based upon a reduction of 50 basis points to the previously assumed discount rate. If the discount rate utilized in the Step 1 test were reduced by another 200 basis points to 9%, then the results of the Step 1 test would have provided an estimated fair value for Lodging which exceeded its then carrying value. The results of the Step I test therefore indicated that the previously estimated fair value of the reporting unit was less than its carrying value, and therefore a Step II test was performed to determine if and in what amount goodwill was impaired. The results of the Step II test indicated that as of September 30, 2016, the total amount of goodwill was impaired and therefore a $34.0 million impairment charge was recorded to reduce the recorded goodwill value to $0.
During the second quarter of 2015, certain events and changes in circumstances arose which led management to conclude that the fair value of the Oil and Gas Field Services reporting unit might be less than its carrying value and therefore an interim impairment test was conducted relative to goodwill recorded by the Oil and Gas Field Services reporting unit. The primary events and changes in circumstances which led to this conclusion were:

•
The second quarter is the period of time where greater levels of communication with customers and the receipt of bids and proposals for project work takes place and provide management with more clarity into levels of activity and other economic and business indicators for the latter half of the fiscal year and on into the first quarter of the following year. During the second quarter of 2015, it became apparent that oil and gas exploration and production activity would continue to be lower than for historical periods and lower than previously anticipated. This was evidenced by reduced volume in bid and proposal requests from customers and communications indicating the reduction in customer budgets in these areas, as well as lower than anticipated pricing for our services.

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

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, profit margins and the determination of appropriate discount rates. In performing the Step I test as of the second quarter of 2015, certain of these significant assumptions changed from those utilized in performing our annual goodwill impairment test as of December 31, 2014. Based upon information known as of the second quarter of 2015, we reduced the estimates and assumptions around FY2015 annual revenue growth from 1% of growth to a contraction in 2015 revenues of 24%. This decrease resulted largely from projects which were expected to occur in the second half of 2015 but are now known to be canceled or reduced as well as updated outlooks on pricing of our services. EBITDA margins relative to 2015 were also reduced from estimates of 13% utilized in the most recent annual test to 6% currently. We had assumed greater EBITDA margin expansion driven by more positive revenue growth which increased estimated future cash flows. The reduction in margin assumptions utilized in the current Step I test were based upon the lower levels of revenue currently forecasted for 2015, lower pricing of our services and less than anticipated cost savings from cost cutting measures which had previously been planned and had not fully materialized in 2015. These lower revenue and margin estimates associated with 2015 resulted in lower current expectations of 2015 cash flows and also led to decreases in expected revenues and cash flows in future periods, thus lengthening our assumptions around the recovery from the current business downturn as compared to assumptions utilized in our annual test. The changes in these estimates and business assumptions had significant negative impact on our estimates of future anticipated cash flows used in our impairment test and therefore on our estimates of the fair value of the Oil and Gas Field Services reporting unit. Discount rate assumptions utilized in the second quarter of 2015 test were consistent with those used in the prior annual test. The results of the Step I test indicated that the current estimated fair value of the reporting unit was less than its carrying value and therefore a Step II test was performed to determine if and in what amount goodwill recorded by the Oil and Gas Field Services segment was impaired. The results of the Step II test indicated that as of the second quarter of 2015, the total amount of goodwill recorded by that reporting unit was impaired and accordingly a $32.0 million impairment charge was recorded.

As a result of the sale of the Catalyst Services business, we performed a Step I goodwill impairment test to determine if the estimated fair value of the remaining Industrial Services reporting unit was less than its carrying value. In performing the Step 1 test, the estimated fair value of the Industrial Services reporting unit was determined using an income approach with discounted cash flows.  The results of the Step I test indicated that the current estimated fair value of the reporting unit was greater than its carrying value by approximately 10%. Significant assumptions included in the discounted cash flow model utilized to estimate the reporting unit’s fair value were an estimated compounded annual revenue growth assumption of approximately 5% over the five year discrete period and 3% thereafter, lower estimated EBITDA margins in the near term with improvement over the discrete period resulting in estimated margins consistent with the historical performance of the business by the end of the discrete period. A weighted average cost of capital assumption of approximately 10% was utilized to discount the estimated future cash flows of the business in order to estimate its current fair value. Given that estimated fair value exceeded carrying value we did not proceed to Step II of the goodwill impairment test. Goodwill allocated to the Industrial Services reporting unit at September 30, 2016 was $25.1 million.

Other Long-Lived Assets. We also performed an analysis to determine whether the carrying values of Lodging’s finite-lived intangible and other long lived assets may not be entirely recoverable. As of September 30, 2016 the Lodging reporting unit had property, plant and equipment, of $99.8 million and other intangible assets of $6.0 million consisting of customer relationships. Based on the analysis performed, sufficient undiscounted cash flows were available over those assets' remaining lives to demonstrate recoverability. Thus no impairment charge was taken.
As of September 30, 2016, the Oil and Gas Field Services reporting unit had other long-lived assets consisting of property, plant and equipment, net of $139.1 million and intangible assets of $9.3 million. In consideration of the reporting unit's continued lower than historical results and overall slowdown in the oil and gas related industries, we continue to monitor the carrying value of the segment's long-lived assets and assess the risk of asset impairment. As a result of analyses performed as of September 30, 2016, we concluded that no events or circumstances have arisen which would indicate that the carrying values of the assets are not recoverable.
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
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2016 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the nine months ended September 30, 2016, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2016 through July 31, 2016	227	$52.57	—	$112,178,022
August 1, 2016 through August 31, 2016	309	$51.48	—	$112,178,022
September 1, 2016 through September 30, 2016	146,698	$46.40	133,956	$105,963,952
Total	147,234	$46.42	133,956	$105,963,952
______________________

(1)	Includes 13,278 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman and Chief Executive Officer

Date:	November 2, 2016

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	November 2, 2016