Form 10-Q
period 2017-03-31
CLEAN HARBORS INC
filed 2017-05-03
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
_______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	57,209,487
(Class)	(Outstanding as of April 28, 2017)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$297,366	$306,997
Accounts receivable, net of allowances aggregating $27,144 and $29,249, respectively	480,044	496,226
Unbilled accounts receivable	28,106	36,190
Deferred costs	19,037	18,914
Inventories and supplies	182,038	178,428
Prepaid expenses and other current assets	55,180	56,116
Total current assets	1,061,771	1,092,871
Property, plant and equipment, net	1,609,490	1,611,827
Other assets:
Goodwill	469,860	465,154
Permits and other intangibles, net	490,952	498,721
Other	13,580	13,347
Total other assets	974,392	977,222
Total assets	$3,645,653	$3,681,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$218,676	$229,534
Deferred revenue	64,379	64,397
Accrued expenses	183,957	190,721
Current portion of closure, post-closure and remedial liabilities	21,569	20,016
Total current liabilities	488,581	504,668
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,019 and $6,220, respectively	54,332	52,111
Remedial liabilities, less current portion of $15,550 and $13,796, respectively	111,057	114,211
Long-term obligations	1,633,968	1,633,272
Deferred taxes, unrecognized tax benefits and other long-term liabilities	294,085	293,417
Total other liabilities	2,093,442	2,093,011
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 57,188,805 and 57,297,978 shares, respectively	572	573
Shares held under employee participation plan	—	(469)
Additional paid-in capital	720,383	725,670
Accumulated other comprehensive loss	(208,275)	(214,326)
Accumulated earnings	550,950	572,793
Total stockholders’ equity	1,063,630	1,084,241
Total liabilities and stockholders’ equity	$3,645,653	$3,681,920
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Service revenues	$560,214	$530,231
Product revenues	128,727	105,852
Total revenues	688,941	636,083
Cost of revenues (exclusive of items shown separately below)
Service revenues	391,087	373,986
Product revenues	105,498	90,293
Total cost of revenues	496,585	464,279
Selling, general and administrative expenses	112,221	104,484
Accretion of environmental liabilities	2,290	2,505
Depreciation and amortization	72,412	68,902
Income (loss) from operations	5,433	(4,087)
Other expense	(1,549)	(350)
Interest expense, net of interest income of $215 and $150, respectively	(22,576)	(18,980)
Loss before provision (benefit) for income taxes	(18,692)	(23,417)
Provision (benefit) for income taxes	2,701	(2,546)
Net loss	$(21,393)	$(20,871)
Loss per share:
Basic	$(0.37)	$(0.36)
Diluted	$(0.37)	$(0.36)
Shares used to compute loss per share - Basic	57,262	57,617
Shares used to compute loss per share - Diluted	57,262	57,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(21,393)	$(20,871)
Other comprehensive income:
Unrealized gains on available-for-sale securities (net of taxes of $152 and $0, respectively)	82	—
Reclassification adjustment for losses on available-for-sale securities included in net loss (net of taxes of $0 and $0, respectively)	146	—
Foreign currency translation adjustments	5,823	45,837
Other comprehensive income	6,051	45,837
Comprehensive (loss) income	$(15,342)	$24,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,393)	$(20,871)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	72,412	68,902
Allowance for doubtful accounts	1,935	1,072
Amortization of deferred financing costs and debt discount	829	872
Accretion of environmental liabilities	2,290	2,505
Changes in environmental liability estimates	102	(95)
Deferred income taxes	196	7
Stock-based compensation	2,271	2,093
Net tax deficiency on stock based awards	—	(345)
Other expense	1,549	350
Environmental expenditures	(2,938)	(3,518)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	24,301	35,839
Inventories and supplies	(2,676)	(2,882)
Other current assets	(1,277)	1,838
Accounts payable	(13,609)	(36,195)
Other current and long-term liabilities	(6,873)	(10,283)
Net cash from operating activities	57,119	39,289
Cash flows used in investing activities:
Additions to property, plant and equipment	(42,462)	(75,781)
Proceeds from sales of fixed assets	1,030	1,273
Acquisitions, net of cash acquired	(11,946)	(34,993)
Proceeds on sale of business	2,018	—
Additions to intangible assets, including costs to obtain or renew permits	(751)	(512)
Proceeds from sale of investments	243	—
Net cash used in investing activities	(51,868)	(110,013)
Cash flows (used in) from financing activities:
Change in uncashed checks	(7,557)	(5,218)
Proceeds from exercise of stock options	46	—
Issuance of restricted shares, net of shares remitted	(1,021)	(1,425)
Repurchases of common stock	(6,796)	(4,998)
Deferred financing costs paid	(108)	(2,190)
Issuance of senior secured notes, including premium	—	250,625
Net cash (used in) from financing activities	(15,436)	236,794
Effect of exchange rate change on cash	554	4,567
(Decrease) increase in cash and cash equivalents	(9,631)	170,637
Cash and cash equivalents, beginning of period	306,997	184,708
Cash and cash equivalents, end of period	$297,366	$355,345
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$21,717	$21,808
Income taxes paid	5,519	5,848
Non-cash investing and financing activities:
Property, plant and equipment accrued	19,270	14,947
Receivable for estimated purchase price adjustment	1,972	250
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2017	57,298	$573	$(469)	$725,670	$(214,326)	$572,793	$1,084,241
Cumulative effect of change in accounting for Stock based compensation	—	—	—	681	—	(450)	231
Net loss	—	—	—	—	—	(21,393)	(21,393)
Other comprehensive income	—	—	—	—	6,051	—	6,051
Stock-based compensation	—	—	—	2,271	—	—	2,271
Issuance of restricted shares, net of shares remitted	34	—	—	(1,021)	—	—	(1,021)
Shares held under employee participation plan	(25)	—	469	(469)	—	—	—
Repurchases of common stock	(120)	(1)	—	(6,795)	—	—	(6,796)
Exercise of stock options	2	—	—	46	—	—	46
Balance at March 31, 2017	57,189	$572	$—	$720,383	$(208,275)	$550,950	$1,063,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes the audited consolidated balance sheet as of December 31, 2016 from which the one presented herein was derived.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in these policies or their application.

Reclassifications

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016 the Company changed the manner in which it manages its business, makes operating decisions and assesses the Company's performance. The Company's operations are now managed in six operating segments: Technical Services, Industrial Services, Field Services, Safety-Kleen, Oil and Gas Field Services and Lodging Services. For purposes of segment disclosure the Industrial Services and Field Services operating segments have been aggregated into a single reportable segment based upon their similar economic and other characteristics, and the Oil and Gas Field Services and Lodging Services operating segments have been combined as they do not meet the quantitative thresholds for separate presentation. The amounts presented for the three months ended March 31, 2016 have been recast to reflect the impact of such changes. These reclassifications and adjustments had no effect on consolidated net loss, comprehensive (loss) income, cash flows or stockholders' equity for any of the periods presented.

Recent Accounting Pronouncements

Standards implemented

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330). The amendment provides guidance regarding the measurement of inventory. Entities should measure inventory within the scope of this update at the lower of cost and net realizable value. The adoption of ASU 2015-11 was applied prospectively and as of January 1, 2017 did not have an impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Stock-based compensation excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now include excess tax benefits as an operating activity. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash from operating activities and net cash from financing activities in the accompanying Consolidated Statement of Cash Flows for the period ended March 31, 2016 unchanged. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of this update, the Company recorded a cumulative-effect adjustment that reduced beginning retained earnings by $0.5 million, net of tax.

Standard to be implemented

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In March 2016, FASB issued ASU 2016-08, which reduces the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In April 2016, FASB issued ASU 2016-10, which reduces the potential for diversity in initial application, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In May 2016, FASB issued ASU 2016-12, which provided narrow scope improvements and practical expedients on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. ASU 2014-09 is currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company expects that it will adopt ASU 2014‑09 beginning in the first quarter of 2018 and continues its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources to assist in this implementation project and believes that the project is progressing timely. A final decision regarding the adoption method has not been finalized at this time. The Company’s final determination will depend on a number of factors, such as the significance of the impact of the new standard on its financial results, system readiness, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this Update are meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The amendments in this Update should be applied using a full retrospective method or a modified retrospective method and are effective at the same time as ASU 2014-09. Further, the Company is required to adopt ASU 2017-05 at the same time that it adopts the guidance in ASU 2014-09. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

(3) BUSINESS COMBINATIONS
2017 Acquisitions

On January 31, 2017, the Company acquired a privately held company for a purchase price of approximately $11.9 million in cash, net of cash acquired, and subject to customary post-closing adjustments. The acquired business produces and distributes oil products and therefore complements the Company's closed loop model as it relates to the sale of its oil products. The acquired company is included in the Safety-Kleen operating segment. In connection with this acquisition a preliminary goodwill amount of $4.9 million was recognized.

2016 Acquisitions

During 2016, the Company acquired seven businesses that complement the strategy to create a closed loop model as it relates to the sale of the Company's oil products. These acquisitions provided the Company with three additional oil re-refineries while also expanding its used motor oil collection network and providing greater blending and packaging capabilities. These acquisitions also provide the Company with greater access to customers in the West Coast region of the United States and additional locations with Part B permits. Operations of these acquisitions are primarily being integrated into the Safety-Kleen operating segment with certain operations also being integrated into the Technical Services and Industrial Services operating segments.

The combined purchase price for the seven acquisitions was approximately $205.0 million in cash, net of cash acquired, and subject to customary post-closing adjustments. The purchase price allocation for acquisitions may reflect various fair value estimates and analysis, including preliminary work performed by third-party valuation specialists. In addition, purchase prices for acquisitions may reflect preliminary working capital based adjustments. These estimates are subject to change within the measurement period as valuations and working capital adjustments are finalized. The primary areas of the preliminary purchase price allocation that are subject to change relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and income based taxes, and residual goodwill. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Dates As Reported December 31, 2016	Measurement Period Adjustments	At Acquisition Dates As Reported March 31, 2017
Accounts receivable	$15,767	$629	$16,396
Inventories and supplies	12,515	173	12,688
Prepaid expenses and other current assets	777	(25)	752
Property, plant and equipment	143,025	625	143,650
Permits and other intangibles	28,856	—	28,856
Current liabilities	(20,258)	392	(19,866)
Closure and post-closure liabilities	(2,408)	(596)	(3,004)
Remedial liabilities, less current portion	(2,041)	16	(2,025)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(17,019)	(456)	(17,475)
Total identifiable net assets	159,214	758	159,972
Goodwill	45,791	(731)	45,060
Total purchase price, net of cash acquired	$205,005	$27	$205,032

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
Pro forma revenue and earnings amounts on a combined basis as if these acquisitions had been completed on January 1, 2016 are immaterial to the consolidated financial statements of the Company since that date.
(4) DISPOSITION OF BUSINESS
On September 1, 2016, the Company completed the sale of its Catalyst Services business, which was a non-core business previously included within the Industrial and Field Services segment. During the first quarter of 2017, the Company and the buyer of the Catalyst Services business agreed to final working capital amounts and as a result the Company received $2.0 million of final sale proceeds.

The following table presents the loss before benefit for income taxes attributable to the Catalyst Services business included in the Company's consolidated results of operations for three months ended March 31, 2016 (in thousands):

Three Months Ended
March 31, 2016
Loss before benefit for income taxes	1,099

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Oil and oil products	$55,872	$52,158
Supplies and drums	91,210	90,610
Solvent and solutions	8,865	8,566
Modular camp accommodations	14,859	15,255
Other	11,232	11,839
Total inventories and supplies	$182,038	$178,428
As of March 31, 2017 and December 31, 2016, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$122,184	$120,575
Asset retirement costs (non-landfill)	15,173	14,567
Landfill assets	140,518	139,708
Buildings and improvements	406,562	373,160
Camp equipment	151,561	152,740
Vehicles	558,175	541,022
Equipment	1,591,511	1,483,736
Furniture and fixtures	5,507	5,492
Construction in progress	42,305	146,904
	3,033,496	2,977,904
Less - accumulated depreciation and amortization	1,424,006	1,366,077
Total property, plant and equipment, net	$1,609,490	$1,611,827
Interest in the amount of $0.1 million and $1.2 million was capitalized to fixed assets during the three months ended March 31, 2017 and March 31, 2016, respectively. Depreciation expense, inclusive of landfill amortization, was $63.3 million and $59.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the three months ended March 31, 2017 were as follows (in thousands):

	Technical Services	Industrial & Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Totals
Balance at January 1, 2017	$61,116	$107,968	$296,070	$—	$465,154
Increase from current period acquisitions	—	—	4,938	—	4,938
Measurement period adjustments from prior period acquisitions	—	—	(731)	—	(731)
Foreign currency translation and other	42	163	294	—	499
Balance at March 31, 2017	$61,158	$108,131	$300,571	$—	$469,860
The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company conducted the annual impairment test of goodwill for all reporting units as of December 31, 2016 and determined that no adjustment to the carrying value of goodwill for any reporting units was necessary because the fair value of each of the reporting units exceeded that reporting unit's respective carrying value.

As of March 31, 2017 and December 31, 2016, the Company's total finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$172,666	$69,151	$103,515	19.8	$171,637	$67,301	$104,336	18.9
Customer and supplier relationships	394,086	134,599	259,487	11.9	393,426	127,462	265,964	12.2
Other intangible assets	34,463	29,228	5,235	7.1	34,254	28,456	5,798	7.1
Total amortizable permits and other intangible assets	601,215	232,978	368,237	14.9	599,317	223,219	376,098	13.9
Trademarks and trade names	122,715	—	122,715	Indefinite	122,623	—	122,623	Indefinite
Total permits and other intangible assets	$723,930	$232,978	$490,952		$721,940	$223,219	$498,721
Amortization expense of permits and other intangible assets was $9.1 million and $9.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2017 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2017 (nine months)	$27,392
2018	34,072
2019	31,275
2020	29,067
2021	26,640
Thereafter	219,791
$368,237
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Insurance	$56,603	$63,061
Interest	21,770	21,536
Accrued compensation and benefits	41,109	34,641
Income, real estate, sales and other taxes	29,814	35,083
Other	34,661	36,400
	$183,957	$190,721
As of March 31, 2017 and December 31, 2016, other accrued expenses included accrued legal matters of $4.2 million and $3.8 million, respectively, and accrued severance charges of $2.3 million and $2.9 million, respectively.

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2017 through March 31, 2017 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2017	$30,630	$27,701	$58,331
Measurement period adjustments from prior period acquisitions	—	596	596
New asset retirement obligations	431	—	431
Accretion	534	623	1,157
Changes in estimates recorded to statement of operations	—	(6)	(6)
Expenditures	(119)	(73)	(192)
Currency translation and other	20	14	34
Balance at March 31, 2017	$31,496	$28,855	$60,351
All of the landfill facilities included in the above were active as of March 31, 2017. There were no significant charges (benefits) in 2017 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first three months of 2017 were discounted at the credit-adjusted risk-free rate of 6.12%.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the three months ended March 31, 2017 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2017	$1,777	$64,151	$62,079	$128,007
Measurement period adjustments from prior period acquisitions	—	—	(16)	(16)
Accretion	21	615	497	1,133
Changes in estimates recorded to statement of operations	(38)	(94)	240	108
Expenditures	(7)	(720)	(2,019)	(2,746)
Currency translation and other	—	8	113	121
Balance at March 31, 2017	$1,753	$63,960	$60,894	$126,607
In the three months ended March 31, 2017, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2017	December 31, 2016
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	$800,000	$800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations, at par	$1,645,000	$1,645,000
Unamortized debt issuance costs and premium, net	(11,032)	(11,728)
Long-term obligations, at carrying value	$1,633,968	$1,633,272

At March 31, 2017 and December 31, 2016, the fair value of the Company's 2020 Notes was $814.0 million and $820.0 million, respectively, based on quoted market prices for the instrument. At both March 31, 2017 and December 31, 2016, the fair value of the Company's 2021 Notes was $861.9 million based on quoted market prices for the instrument. The fair value of the 2020 Notes and 2021 Notes are considered a Level 2 measure according to the fair value hierarchy.

The Company also maintains a revolving credit facility which as of March 31, 2017 and December 31, 2016, had no outstanding loan balances. At March 31, 2017, approximately $194.0 million was available to borrow and outstanding letters of credit were $126.0 million. At December 31, 2016, $195.2 million was available to borrow and outstanding letters of credit were $132.6 million.
(12) LOSS PER SHARE
The following are computations of basic and diluted loss per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator for basic and diluted loss per share:
Net loss	$(21,393)	$(20,871)

Denominator:
Basic shares outstanding	57,262	57,617
Dilutive effect of equity-based compensation awards	—	—
Dilutive shares outstanding	57,262	57,617

Basic loss per share:	$(0.37)	$(0.36)

Diluted loss per share:	$(0.37)	$(0.36)
As a result of the net loss reported for the three months ended March 31, 2017 and 2016, all then outstanding restricted stock awards and performance awards totaling 659,558 and 474,318, respectively, were excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the three months ended March 31, 2017 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2017	$(212,211)	$(321)	$(1,794)	$(214,326)
Other comprehensive income before reclassifications	5,823	234	—	6,057
Amounts reclassified out of accumulated other comprehensive loss	—	146	—	146
Tax effects	—	(152)	—	(152)
Other comprehensive income	$5,823	$228	$—	$6,051
Balance at March 31, 2017	$(206,388)	$(93)	$(1,794)	$(208,275)
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016.

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2017 and March 31, 2016 was $2.3 million and $2.1 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.8 million and $0.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
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

The following table summarizes information about restricted stock awards for the three months ended March 31, 2017:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2017	510,041	$52.65
Granted	22,794	$55.64
Vested	(26,963)	$54.45
Forfeited	(29,218)	$50.97
Balance at March 31, 2017	476,654	$52.80

As of March 31, 2017, there was $18.5 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of restricted stock vested during the three months ended March 31, 2017 and March 31, 2016 was $1.5 million and $3.8 million, respectively.

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

The following table summarizes information about performance stock awards for the three months ended March 31, 2017:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2017	220,882	$54.69
Granted	588	$54.44
Vested	(25,168)	$54.84
Forfeited	(13,398)	$56.26
Balance at March 31, 2017	182,904	$54.69

As of March 31, 2017, there was $1.0 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during the three months ended March 31, 2017 and March 31, 2016 was $1.4 million and $0.4 million, respectively.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock. During the three months ended March 31, 2017, the Company repurchased and retired a total of 0.1 million shares of the Company's common stock for a total cost of $6.8 million. Through March 31, 2017, the Company has repurchased and retired a total of 4.0 million shares of the Company's common stock for a total cost of $206.7 million under this program. As of March 31, 2017, an additional $93.3 million remains available for repurchase of shares under the current authorized program.

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
At March 31, 2017 and December 31, 2016, the Company had recorded reserves of $21.9 million and $22.0 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2017 and December 31, 2016, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.7 million and $1.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2017 and December 31, 2016, the $21.9 million and $22.0 million, respectively, of reserves consisted of (i) $17.7 million and $18.2 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $4.2 million and $3.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2017, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2017, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2017 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 58 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2017, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2017. From January 1, 2017 to March 31, 2017, 9 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 129 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 129 sites, three (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 126 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 126 third party sites, 33 are now settled, 16 are currently requiring expenditures on remediation and 77 are not currently requiring expenditures on remediation.
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

Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2017 and December 31, 2016, there were four and five proceedings, respectively, for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
The Company’s effective tax rate for the three months ended March 31, 2017 was (14.5)% compared to 10.9% for the same periods in 2016. The variations in the effective income tax rates for the three months ended March 31, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to the Company not recognizing income tax benefits from current operating losses related to certain Canadian entities.
As of both March 31, 2017 and December 31, 2016, the Company had recorded $1.7 million of liabilities for unrecognized tax benefits and $0.3 million of interest.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by $0.5 million within the next 12 months.

(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages its business, makes operating decisions and assesses performance. The Company's operations are managed in six operating segments: Technical Services, Industrial Services, Field Services, Safety-Kleen, Oil and Gas Field Services and Lodging Services. For purposes of segment disclosure the Industrial Services and Field Services operating segments have been aggregated into a single reportable segment based upon their similar economic and other characteristics, and the Oil and Gas Field Services and Lodging Services operating segments have been combined as they do not meet the quantitative thresholds for separate presentation.

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

The following table reconciles third party revenues to direct revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$230,218	$40,044	$722	$270,984	$219,105	$34,844	$388	$254,337
Industrial and Field Services	133,557	(8,359)	104	125,302	130,187	(6,675)	(13)	123,499
Safety-Kleen	292,901	(32,069)	3	260,835	246,961	(28,521)	366	218,806
Oil, Gas and Lodging Services	32,132	384	94	32,610	39,051	352	104	39,507
Corporate Items	133	—	(923)	(790)	779	—	(845)	(66)
Total	$688,941	$—	$—	$688,941	$636,083	$—	$—	$636,083
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA which consists of net loss plus accretion of environmental liabilities, depreciation and amortization, net interest expense, provision (benefit) for income taxes and excludes other expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Adjusted EBITDA:
Technical Services	$58,488	$60,398
Industrial and Field Services	1,913	433
Safety-Kleen	52,368	40,055
Oil, Gas and Lodging Services	(211)	1,310
Corporate Items	(32,423)	(34,876)
Total	$80,135	$67,320
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,290	2,505
Depreciation and amortization	72,412	68,902
Income (loss) from operations	5,433	(4,087)
Other expense	1,549	350
Interest expense, net of interest income	22,576	18,980
Loss before provision (benefit) for income taxes	$(18,692)	$(23,417)

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2017
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Property, plant and equipment, net	$521,726	$245,250	$589,782	$173,347	$79,385	$1,609,490
Goodwill	61,158	108,131	300,571	—	—	469,860
Permits and other intangibles, net	77,131	17,973	386,125	9,723	—	490,952
Total assets	$856,324	$446,757	$1,477,851	$246,910	$617,811	$3,645,653

	December 31, 2016
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Property, plant and equipment, net	$521,134	$245,143	$584,647	$182,038	$78,865	$1,611,827
Goodwill	61,116	107,968	296,070	—	—	465,154
Permits and other intangibles, net	78,625	17,817	391,390	10,889	—	498,721
Total assets	$862,957	$446,826	$1,474,755	$253,242	$644,140	$3,681,920
The following table presents total assets by geographical area (in thousands):

	March 31, 2017	December 31, 2016
United States	$2,947,064	$2,960,337
Canada	698,589	721,583
Total	$3,645,653	$3,681,920
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

Following is the condensed consolidating balance sheet at March 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,726	$139,160	$106,480	$—	$297,366
Intercompany receivables	209,410	396,286	40,235	(645,931)	—
Accounts receivable, net	—	400,764	79,280	—	480,044
Other current assets	1,033	235,715	59,592	(11,979)	284,361
Property, plant and equipment, net	—	1,214,176	395,314	—	1,609,490
Investments in subsidiaries	2,849,584	563,331	—	(3,412,915)	—
Intercompany debt receivable	—	87,215	24,701	(111,916)	—
Goodwill	—	417,224	52,636	—	469,860
Permits and other intangibles, net	—	429,311	61,641	—	490,952
Other long-term assets	2,421	7,661	4,566	(1,068)	13,580
Total assets	$3,114,174	$3,890,843	$824,445	$(4,183,809)	$3,645,653
Liabilities and Stockholders’ Equity:
Current liabilities	$22,063	$356,914	$121,583	$(11,979)	$488,581
Intercompany payables	390,812	245,871	9,248	(645,931)	—
Closure, post-closure and remedial liabilities, net	—	148,992	16,397	—	165,389
Long-term obligations	1,633,968	—	—	—	1,633,968
Intercompany debt payable	3,701	21,000	87,215	(111,916)	—
Other long-term liabilities	—	276,118	19,035	(1,068)	294,085
Total liabilities	2,050,544	1,048,895	253,478	(770,894)	2,582,023
Stockholders’ equity	1,063,630	2,841,948	570,967	(3,412,915)	1,063,630
Total liabilities and stockholders’ equity	$3,114,174	$3,890,843	$824,445	$(4,183,809)	$3,645,653

Following is the condensed consolidating balance sheet at December 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,417	$155,943	$99,637	$—	$306,997
Intercompany receivables	200,337	354,836	49,055	(604,228)	—
Accounts receivables, net	—	417,029	79,197	—	496,226
Other current assets	3,096	234,408	69,257	(17,113)	289,648
Property, plant and equipment, net	—	1,211,210	400,617	—	1,611,827
Investments in subsidiaries	2,851,571	580,124	—	(3,431,695)	—
Intercompany debt receivable	—	86,409	24,701	(111,110)	—
Goodwill	—	412,638	52,516	—	465,154
Permits and other intangibles, net	—	435,594	63,127	—	498,721
Other long-term assets	2,446	7,582	4,387	(1,068)	13,347
Total assets	$3,108,867	$3,895,773	$842,494	$(4,165,214)	$3,681,920
Liabilities and Stockholders’ Equity:
Current liabilities	$21,805	$366,831	$133,145	$(17,113)	$504,668
Intercompany payables	365,848	237,058	1,322	(604,228)	—
Closure, post-closure and remedial liabilities, net	—	150,682	15,640	—	166,322
Long-term obligations	1,633,272	—	—	—	1,633,272
Intercompany debt payable	3,701	21,000	86,409	(111,110)	—
Other long-term liabilities	—	275,649	18,836	(1,068)	293,417
Total liabilities	2,024,626	1,051,220	255,352	(733,519)	2,597,679
Stockholders’ equity	1,084,241	2,844,553	587,142	(3,431,695)	1,084,241
Total liabilities and stockholders’ equity	$3,108,867	$3,895,773	$842,494	$(4,165,214)	$3,681,920

Following is the consolidating statement of operations for the three months ended March 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$443,305	$131,071	$(14,162)	$560,214
Product revenues	—	116,650	15,331	(3,254)	128,727
Total revenues	—	559,955	146,402	(17,416)	688,941
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	294,145	111,104	(14,162)	391,087
Product cost of revenues	—	96,505	12,247	(3,254)	105,498
Total cost of revenues	—	390,650	123,351	(17,416)	496,585
Selling, general and administrative expenses	24	92,171	20,026	—	112,221
Accretion of environmental liabilities	—	2,055	235	—	2,290
Depreciation and amortization	—	51,900	20,512	—	72,412
(Loss) income from operations	(24)	23,179	(17,722)	—	5,433
Other expense	(146)	(1,389)	(14)	—	(1,549)
Interest (expense) income	(22,659)	119	(36)	—	(22,576)
Equity in earnings of subsidiaries, net of taxes	(7,637)	(21,824)	—	29,461	—
Intercompany interest income (expense)	—	1,297	(1,297)	—	—
(Loss) income before (benefit) provision for income taxes	(30,466)	1,382	(19,069)	29,461	(18,692)
(Benefit) provision for income taxes	(9,073)	9,637	2,137	—	2,701
Net loss	(21,393)	(8,255)	(21,206)	29,461	(21,393)
Other comprehensive income	6,051	6,051	5,032	(11,083)	6,051
Comprehensive loss	$(15,342)	$(2,204)	$(16,174)	$18,378	$(15,342)

Following is the consolidating statement of operations for the three months ended March 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$428,477	$114,023	$(12,269)	$530,231
Product revenues	—	89,588	18,713	(2,449)	105,852
Total revenues	—	518,065	132,736	(14,718)	636,083
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	282,964	103,291	(12,269)	373,986
Product cost of revenues	—	79,354	13,388	(2,449)	90,293
Total cost of revenues	—	362,318	116,679	(14,718)	464,279
Selling, general and administrative expenses	24	80,655	23,805	—	104,484
Accretion of environmental liabilities	—	2,290	215	—	2,505
Depreciation and amortization	—	48,695	20,207	—	68,902
(Loss) income from operations	(24)	24,107	(28,170)	—	(4,087)
Other expense	—	(88)	(262)	—	(350)
Interest (expense) income	(20,143)	1,111	52	—	(18,980)
Equity in earnings of subsidiaries, net of taxes	(8,771)	(26,495)	—	35,266	—
Intercompany interest income (expense)	—	5,159	(5,159)	—	—
(Loss) income before (benefit) provision for income taxes	(28,938)	3,794	(33,539)	35,266	(23,417)
(Benefit) provision for income taxes	(8,067)	12,565	(7,044)	—	(2,546)
Net loss	(20,871)	(8,771)	(26,495)	35,266	(20,871)
Other comprehensive income	45,837	45,837	28,927	(74,764)	45,837
Comprehensive income	$24,966	$37,066	$2,432	$(39,498)	$24,966

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(1,663)	$41,144	$17,638	$—	$57,119
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(33,136)	(9,326)	—	(42,462)
Proceeds from sales of fixed assets	—	664	366	—	1,030
Acquisitions, net of cash acquired	—	(11,946)	—	—	(11,946)
Proceeds on sale of business	1,837	—	181	—	2,018
Costs to obtain or renew permits	—	(573)	(178)	—	(751)
Proceeds from sale of investments	243	—	—	—	243
Intercompany	—	(7,771)	—	7,771	—
Net cash from (used in) investing activities	2,080	(52,762)	(8,957)	7,771	(51,868)

Cash flows used in financing activities:
Change in uncashed checks	—	(5,165)	(2,392)	—	(7,557)
Proceeds from exercise of stock options	46	—	—	—	46
Issuance of restricted shares, net of shares remitted	(1,021)	—	—	—	(1,021)
Repurchases of common stock	(6,796)	—	—	—	(6,796)
Deferred financing costs paid	(108)	—	—	—	(108)
Intercompany	7,771	—	—	(7,771)	—
Net cash used in financing activities	(108)	(5,165)	(2,392)	(7,771)	(15,436)
Effect of exchange rate change on cash	—	—	554	—	554
Increase (decrease) in cash and cash equivalents	309	(16,783)	6,843	—	(9,631)
Cash and cash equivalents, beginning of period	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of period	$51,726	$139,160	$106,480	$—	$297,366

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from (used in) operating activities	$47,201	$(3,361)	$(4,551)	$—	$39,289
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(64,754)	(11,027)	—	(75,781)
Proceeds from sales of fixed assets	—	277	996	—	1,273
Acquisitions, net of cash acquired	—	(34,993)	—	—	(34,993)
Costs to obtain or renew permits	—	(465)	(47)	—	(512)
Intercompany	—	(6,423)	—	6,423	—
Investment in subsidiaries	(250,625)	—	—	250,625	—
Net cash used in investing activities	(250,625)	(106,358)	(10,078)	257,048	(110,013)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(4,529)	(689)	—	(5,218)
Issuance of restricted shares, net of shares remitted	(1,425)	—	—	—	(1,425)
Repurchases of common stock	(4,998)	—	—	—	(4,998)
Deferred financing costs paid	(2,190)	—	—	—	(2,190)
Issuance of senior secured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	6,423	—	—	(6,423)	—
Net cash from (used in) financing activities	248,435	246,096	(689)	(257,048)	236,794
Effect of exchange rate change on cash	—	—	4,567	—	4,567
Increase (decrease) in cash and cash equivalents	45,011	136,377	(10,751)	—	170,637
Cash and cash equivalents, beginning of period	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of period	$56,028	$219,856	$79,461	$—	$355,345

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Overview

We are North America’s leading provider of environmental, energy and industrial services. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency spill response, industrial cleaning and maintenance, and recycling services. We are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Technical Services - Technical Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work contracted by our Technical Services segment and/or other segments for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes of waste handled and disposed of through our owned incinerators and landfills as well as the utilization of such incinerators. Levels of activity and ultimate performance associated with this segment can be impacted by inherent seasonality in the business and weather conditions, market conditions and overall U.S. GDP and U.S. Industrial Production, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs.

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

•
Oil, Gas and Lodging Services - Oil, Gas and Lodging Services segment results are dependent upon levels of oil and gas related exploration, drilling and refining activity in North America. The levels of such exploration, drilling and refining activity are largely dependent upon the number of oil rigs in operation, which also drives the demand and related pricing for lodging and camp accommodations. In addition, global and North American Crude oil prices on which such activity levels are strongly predicated have significantly declined since a high of $106.57 in 2013 to a low of $30.32 in the beginning of 2016. In the three months ended March 31, 2017, crude oil prices averaged $51.77. This oil price volatility and future price uncertainty has resulted in lower customer spending and activity levels which have negatively impacted the business’ results. To mitigate the decrease in demand experienced in the manufacturing operation of our lodging business, we have targeted more non-traditional markets such as schools, hospitals, and other municipal structures to offer our modular unit accommodations and related services. The majority of the segment's operations are in Canada, and therefore the impact of US to Canadian dollar foreign currency translation also significantly impacts the segment's results.

Highlights

Total revenues for the three months ended March 31, 2017 were $688.9 million compared with $636.1 million in the three months ended March 31, 2016. Revenue growth was realized in our Technical Services, Industrial and Field Services and Safety-Kleen segments. Our Safety-Kleen segment increased direct revenues 19.2% in the three months ended March 31, 2017 from the comparable period in 2016 as a result of incremental revenues generated from recent acquisitions, improved pricing conditions related to our renewable oil products, continued organic growth related to the Safety-Kleen Environmental related services and recent success from the implementation of our OilPlus closed loop initiative. Technical Services segment increased direct revenues 6.5% in the three months ended March 31, 2017 from the comparable period in 2016 primarily related to increased revenues associated with higher waste volumes disposed of in our incinerators, including our new hazardous waste incinerator at our El Dorado, Arkansas site.
We reported income from operations for the three months ended March 31, 2017 of $5.4 million compared with a loss from operations of $4.1 million in the comparable period in 2016. We reported a net loss for the three months ended March 31, 2017 and March 31, 2016 of $21.4 million and $20.9 million, respectively. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 19.0% to $80.1 million from $67.3 million in the three months ended March 31, 2016. Additional information, including a reconciliation of Adjusted EBITDA to net loss, appears below under the heading "Adjusted EBITDA."

Segment Performance

The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2017 and 2016 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Direct Revenues(1):
Technical Services	$270,984	$254,337	$16,647	6.5%
Industrial and Field Services	125,302	123,499	1,803	1.5
Safety-Kleen	260,835	218,806	42,029	19.2
Oil, Gas and Lodging Services	32,610	39,507	(6,897)	(17.5)
Corporate Items	(790)	(66)	(724)	(1,097.0)
Total	688,941	636,083	52,858	8.3
Cost of Revenues(2):
Technical Services	191,122	174,046	17,076	9.8
Industrial and Field Services	107,486	107,292	194	0.2
Safety-Kleen	171,748	147,429	24,319	16.5
Oil, Gas and Lodging Services	29,253	34,155	(4,902)	(14.4)
Corporate Items	(3,024)	1,357	(4,381)	(322.8)
Total	496,585	464,279	32,306	7.0
Selling, General & Administrative Expenses:
Technical Services	21,374	19,893	1,481	7.4
Industrial and Field Services	15,903	15,774	129	0.8
Safety-Kleen	36,719	31,322	5,397	17.2
Oil, Gas and Lodging Services	3,568	4,042	(474)	(11.7)
Corporate Items	34,657	33,453	1,204	3.6
Total	112,221	104,484	7,737	7.4
Adjusted EBITDA:
Technical Services	58,488	60,398	(1,910)	(3.2)
Industrial and Field Services	1,913	433	1,480	341.8
Safety-Kleen	52,368	40,055	12,313	30.7
Oil, Gas and Lodging Services	(211)	1,310	(1,521)	(116.1)
Corporate Items	(32,423)	(34,876)	2,453	7.0
Total	$80,135	$67,320	$12,815	19.0%
______________________

1.	Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues

There are many factors which have impacted and continue to impact our revenues. These factors include, but are not limited to: overall industrial activity and growth in North America, general conditions of the energy related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, acquisitions, the level of emergency response projects and foreign currency translation. In addition, customer efforts to minimalize hazardous waste and changes in regulation can also impact our revenues.
Technical Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Direct revenues	$270,984	$254,337	$16,647	6.5%
Technical Services direct revenues for the three months ended March 31, 2017 increased $16.6 million from the comparable period in 2016 primarily due to increased revenues associated with higher waste volumes disposed of in our incinerators partially offset by lower waste volumes disposed of in our landfills. The utilization rate at our incinerators was 79.2% on a practical capacity of 561,721 tons for the three months ended March 31, 2017, compared with 86.6% on a practical capacity of 491,721 tons in the comparable period of 2016. The increase in practical capacity was the result of the addition of our state-of-the-art hazardous waste incinerator at our El Dorado, Arkansas site, which came online in the first quarter of 2017 and adds approximately 70,000 tons of additional capacity to our network.
Industrial and Field Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Direct revenues	$125,302	$123,499	$1,803	1.5%
Industrial and Field Services direct revenues for the three months ended March 31, 2017 increased $1.8 million from the comparable period in 2016 primarily due to increased revenues of $8.4 million in our field services business, which has benefited from opening new locations at existing sites used by our other operating segments. Also in the three months ended March 31, 2017, greater levels of project work at our production services business accounted for increases to direct revenue of $3.9 million from the comparable period in 2016. Included in the three months ended March 31, 2016 results is $10.7 million of direct revenues from our Catalyst Services business, which was sold on September 1, 2016.
Safety-Kleen

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Direct revenues	$260,835	$218,806	$42,029	19.2%
Safety-Kleen direct revenues for the three months ended March 31, 2017 increased $42.0 million from the comparable period in 2016 primarily from recent acquisitions, more favorable pricing and growth in the business. Increased base and blended oil volumes and pricing accounted for $20.1 million of incremental direct revenue from the comparable period in 2016. Our packaging and blending business generated $10.6 million of direct revenue. Growth across our other business lines, most notably our used motor oil collection and containerized waste services businesses, accounted for $7.2 million of incremental growth from the comparable period in 2016.

Oil, Gas and Lodging Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Direct revenues	$32,610	$39,507	$(6,897)	(17.5)%
Oil, Gas and Lodging Services direct revenues for the three months ended March 31, 2017 decreased $6.9 million from the comparable period in 2016 primarily due to lower business activity resulting in lower exploration budgets of our customers, decreased manufacturing revenues, and reduced customer spending which is consistent with overall market conditions.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions as well as other cost reduction initiatives in an effort to improve our operating margins.
Technical Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Cost of revenues	$191,122	$174,046	$17,076	9.8%
As a % of Direct Revenue	70.5%	68.4%		2.1%
Technical Services cost of revenues for the three months ended March 31, 2017 increased $17.1 million from the comparable period in 2016 primarily due to increases in equipment and supply costs of $5.4 million, labor related costs of $5.2 million and transportation, disposal and fuel costs of $4.5 million. These increases were related to higher activity levels experienced during the quarter, operating costs associated with the new El Dorado incinerator and continued start-up activities related to our other strategic growth initiatives. With the increased costs devoted to our strategic growth initiatives these costs increased 2.1% as a percentage of direct revenues.
Industrial and Field Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Cost of revenues	$107,486	$107,292	$194	0.2%
As a % of Direct Revenue	85.8%	86.9%		(1.1)%
Industrial and Field Services cost of revenues for the three months ended March 31, 2017 increased $0.2 million from the comparable period in 2016. Included in the three months ended March 31, 2016 results is $10.2 million of cost of revenues from our Catalyst Services business, which was sold on September 1, 2016. Excluding those costs, Industrial and Field Services cost of revenues for the three months ended March 31, 2017 increased $10.4 million from the comparable period in 2016 primarily due to increases in labor related costs of $3.4 million, disposal and fuel costs of $2.6 million as well as an additional $4.4 million increase spread across multiple expense categories. As a percentage of direct revenues, these costs decreased 1.1% primarily as a result of greater direct revenue levels being achieved in the current period while successfully managing the costs associated with those revenues.

Safety-Kleen

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Cost of revenues	$171,748	$147,429	$24,319	16.5%
As a % of Direct Revenue	65.8%	67.4%		(1.6)%
Safety-Kleen cost of revenues for the three months ended March 31, 2017 increased $24.3 million from the comparable period in 2016 primarily due to increases in oil additives and other raw material costs of $7.8 million, labor related costs of $4.0 million, transportation and fuel costs of $3.3 million as well as an additional $9.2 million increase spread across multiple expense categories and attributable to overall growth of the business. These increases are the result of our recent acquisitions which took place primarily during the second half of 2016 and contributed to the implementation of our OilPlus close loop initiative. As a percentage of direct revenues, these costs decreased 1.6% primarily as a result of greater direct revenue levels being achieved.
Oil, Gas and Lodging Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Cost of revenues	$29,253	$34,155	$(4,902)	(14.4)%
As a % of Direct Revenue	89.7%	86.5%		3.2%
Oil, Gas and Lodging Services cost of revenues for the three months ended March 31, 2017 decreased $4.9 million from the comparable period in 2016 primarily due to decreases in supplies and material costs of $4.2 million driven by lower direct revenues. As a percentage of direct revenues, these costs increased 3.2% as certain fixed costs incurred could not be reduced proportionate to the overall lower revenue generated combined with reduced margins resulting from pricing pressures seen in the overall business environment.
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
Technical Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
SG&A	$21,374	$19,893	$1,481	7.4%
As a % of Direct Revenue	7.9%	7.8%		0.1%
Technical Services selling, general and administrative expenses for the three months ended March 31, 2017 increased $1.5 million from the comparable period in 2016 due to increases in labor related costs and variable compensation.

Industrial and Field Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
SG&A	$15,903	$15,774	$129	0.8%
As a % of Direct Revenue	12.7%	12.8%		(0.1)%
Industrial and Field Services selling, general and administrative expenses for the three months ended March 31, 2017 increased $0.1 million from the comparable period in 2016. Included in the three months ended March 31, 2016 results is $1.2 million of selling, general and administrative expenses from our Catalyst Services business, which was sold on September 1, 2016. Excluding those costs, Industrial and Field Services selling, general and administrative expenses for the three months ended March 31, 2017 increased $1.3 million from the comparable period in 2016 primarily due to increases in labor related costs and variable compensation.
Safety-Kleen

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
SG&A	$36,719	$31,322	$5,397	17.2%
As a % of Direct Revenue	14.1%	14.3%		(0.2)%
Safety-Kleen selling, general and administrative expenses for the three months ended March 31, 2017 increased $5.4 million from the comparable period in 2016 primarily due to increases in labor related costs of $3.0 million. This increase reflects the growth in the business resulting primarily from our 2016 acquisitions.
Oil and Gas Field Services

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
SG&A	$3,568	$4,042	$(474)	(11.7)%
As a % of Direct Revenue	10.9%	10.2%		0.7%
Oil, Gas and Lodging Services selling, general and administrative expenses for the three months ended March 31, 2017 remained flat from the comparable period in 2016 as management continues to focus on proper alignment of its costs structure for this business.
Corporate Items

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
SG&A	$34,657	$33,453	$1,204	3.6%
Corporate Items selling, general and administrative expenses for the three months ended March 31, 2017 increased $1.2 million from the comparable period in 2016 primarily due to increases to variable compensation of $2.9 million and professional fees of $0.6 million partially offset by decreases in severance costs of $2.2 million.

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

	For the Three Months Ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Adjusted EBITDA:
Technical Services	$58,488	$60,398	$(1,910)	(3.2)%
Industrial and Field Services	1,913	433	1,480	341.8
Safety-Kleen	52,368	40,055	12,313	30.7
Oil, Gas and Lodging Services	(211)	1,310	(1,521)	(116.1)
Corporate Items	(32,423)	(34,876)	2,453	7.0
Total	$80,135	$67,320	$12,815	19.0%
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
The following is a reconciliation of net loss to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Net loss	$(21,393)	$(20,871)
Accretion of environmental liabilities	2,290	2,505
Depreciation and amortization	72,412	68,902
Other expense	1,549	350
Interest expense, net	22,576	18,980
Provision (benefit) for income taxes	2,701	(2,546)
Adjusted EBITDA	$80,135	$67,320

Depreciation and Amortization

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$63,327	$59,341	$3,986	6.7%
Permits and other intangibles amortization	9,085	9,561	(476)	(5.0)
Total depreciation and amortization	$72,412	$68,902	$3,510	5.1%

Depreciation and amortization increased $3.5 million for the three months ended March 31, 2017 from the comparable period in 2016 primarily due to a larger fixed asset base resulting from our recent acquisitions as well as our new El Dorado incinerator.
Provision (benefit) for Income Taxes

	For the Three Months Ended
	March 31,		2017 over 2016
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$2,701	$(2,546)	$5,247	(206.1)%
The income tax provision (benefit) for the three months ended March 31, 2017 increased $5.2 million as compared to the comparable period in 2016. The increase in the provision in the three months ended March 31, 2017 was primarily due to the inability to recognize benefits from pre-tax operating losses being generated by certain of our Canadian operations. The Company’s effective tax rate for the three months ended March 31, 2017 was (14.5)% compared to 10.9% for the same period in 2016. The variations in the effective income tax rates for the three months ended March 31, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes was primarily due to the impacts of not recognizing benefits from these aforementioned pre-tax losses in Canada.
Liquidity and Capital Resources

	For the Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Net cash from operating activities	$57,119	$39,289
Net cash used in investing activities	(51,868)	(110,013)
Net cash (used in) from financing activities	(15,436)	236,794
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2017 was $57.1 million, an increase of $17.8 million, compared with net cash from operating activities for the comparable period in 2016. The change was primarily the result of improved management of working capital, more specifically from lower payments associated with liabilities during the three months ended March 31, 2017 from the comparable period in 2016.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2017 was $51.9 million, a decrease of $58.1 million, compared with cash used in investing activities for the comparable period in 2016. The change was primarily driven by a decrease in cash paid for additions to property, plant and equipment which was greater during the three months ended March 31, 2016 primarily due to the construction of our new hazardous waste incinerator at our El Dorado, Arkansas site which came online in the first quarter of 2017. During the three months ended March 31, 2017 we also had a decrease in cash paid for acquisitions as compared to the three months ended March 31, 2016 and received proceeds of $2.0 million due to finalizing working capital adjustments associated with the sale of our Catalyst Services business.
Net cash (used in) from financing activities
Net cash used in financing activities for the three months ended March 31, 2017 was $15.4 million, compared with net cash from financing activities of $236.8 million for the comparable period in 2016. The change was due to the issuance of $250.0 million in aggregate principle amount of 5.125% senior notes due 2021 which we completed on March 17, 2016.

Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management and investors about our strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, such as taxes paid in connection with divestitures and cash payments made in connection with early extinguishment of debt, less additions to property, plant and equipment plus proceeds from sales of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Net cash from operating activities	$57,119	$39,289
Additions to property, plant and equipment	(42,462)	(75,781)
Proceeds from sales of fixed assets	1,030	1,273
Adjusted free cash flow	$15,687	$(35,219)
Working Capital
At March 31, 2017, cash and cash equivalents totaled $297.4 million, compared to $307.0 million at December 31, 2016. At March 31, 2017, cash and cash equivalents held by our foreign subsidiaries totaled $62.2 million and were readily convertible into other foreign currencies including U.S. dollars. At March 31, 2017, the cash and cash equivalent balance for our U.S. operations was $235.2 million, and our U.S. operations had net operating cash flow of $35.7 million for the three months ended March 31, 2017. Additionally, we have a $400.0 million revolving credit facility of which approximately $194.0 million was available to borrow at March 31, 2017. Based on the above and on our current plans, we believe that our U.S. operations have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Financing Arrangements
The financing arrangements and principal terms of our $800.0 million principal amount of 5.25% senior unsecured notes due 2020 and $845.0 million principal amount of 5.125% senior unsecured notes due 2021 which were outstanding at March 31, 2017, and our $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included herein.
As of March 31, 2017, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Common Stock Repurchase Program
On March 13, 2015, our board of directors authorized the repurchase of up to $300 million of our common stock. We have funded and intend to continue to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors including share price, cash required for business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the three months ended March 31, 2017, we repurchased and retired a total of 0.1 million shares of our common stock for a total cost of $6.8 million. Through March 31, 2017, we have repurchased and retired a total of 4.0 million shares of our common stock for a total cost of $206.7 million under this program. As of March 31, 2017, an additional $93.3 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change
Closure and post-closure liabilities	$60,351	$58,331	$2,020	3.5%
Remedial liabilities	126,607	128,007	(1,400)	(1.1)
Total environmental liabilities	$186,958	$186,338	$620	0.3%
Total environmental liabilities as of March 31, 2017 were $187.0 million, an increase of $0.6 million, compared to the liabilities as of December 31, 2016 primarily due to accretion of $2.3 million as well as new asset retirement obligations and measurement period adjustments associated with prior period acquisitions of $1.0 million offset by expenditures of $2.9 million.
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
Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first three months of 2017 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that, as of both December 31, 2016 and March 31, 2017, we have seven reporting units. Our Technical Services, Kleen Performance Products, SK Environmental Services, Lodging Services and Oil and Gas Field Services segments each constitute a reporting unit. Our Industrial and Field Services segment includes two separate reporting units: Industrial Services and Field Services.

We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill is allocated as of December 31, 2016 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases except for our Industrial Services and Kleen Performance Products reporting units, the estimated fair values of each reporting unit significantly exceeded their carrying values. The annual impairment test fair value for all of our reporting units is determined using an income approach (a discounted cash flow analysis) which incorporates several underlying estimates and assumptions with varying degrees of uncertainty. The discounted cash flow analyses include estimated cash flows for a discrete five year future period and for a terminal period thereafter. In all instances, we corroborate our estimated fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units. As part of the annual test we also perform a reconciliation of the total estimated fair values of all reporting units to our market capitalization.

During the three months ended March 31, 2017, we continued to evaluate the Industrial Services and Kleen Performance Products reporting units’ performance and monitor for events or changes in circumstances which might indicate that the estimated fair values of these reporting units were below their carrying value. No such events or changes in circumstances existed in the three months ended March 31, 2017.

Other Long-Lived Assets. As of March 31, 2017, the Oil and Gas Field Services reporting unit had other long-lived assets consisting of: property, plant and equipment, net of $81.9 million and intangible assets of $4.6 million. In consideration of the reporting unit's continued lower than historical results and overall slowdown in the oil and gas related industries, we continue to monitor the carrying value of the segment's long-lived assets and assess the risk of asset impairment. As a result of analyses performed as of March 31, 2017, we concluded that no impairment of intangible or other long-lived assets then existed.

We will continue to evaluate all of our goodwill and other long lived assets impacted by economic downturns in oil and energy related markets in which they operate. If further economic difficulties resulting from depressed oil and gas related pricing and lower overall activity levels continue for a significant foreseeable period of time, impairments may result and be recorded relative to our long-lived assets held by businesses impacted by the oil and gas and industrial related markets.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2017 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the three months ended March 31, 2017, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2017 through January 31, 2017	757	$55.35	—	$100,123,458
February 1, 2017 through February 28, 2017	11,387	$57.31	10,000	$99,546,396
March 1, 2017 through March 31, 2017	126,076	$56.50	110,000	$93,326,988
Total	138,220	$56.56	120,000	$93,326,988
______________________

(1)	Includes 18,220 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	May 3, 2017

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	May 3, 2017