Form 10-Q
period 2017-06-30
CLEAN HARBORS INC
filed 2017-08-02
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	57,154,060
(Class)	(Outstanding as of July 28, 2017)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$446,366	$306,997
Accounts receivable, net of allowances aggregating $26,782 and $29,249, respectively	512,375	496,226
Unbilled accounts receivable	46,576	36,190
Deferred costs	21,054	18,914
Inventories and supplies	172,540	178,428
Prepaid expenses and other current assets	35,823	56,116
Total current assets	1,234,734	1,092,871
Property, plant and equipment, net	1,602,453	1,611,827
Other assets:
Goodwill	472,819	465,154
Permits and other intangibles, net	482,828	498,721
Other	13,448	13,347
Total other assets	969,095	977,222
Total assets	$3,806,282	$3,681,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$107,798	$—
Accounts payable	224,218	229,534
Deferred revenue	72,089	64,397
Accrued expenses	191,495	190,721
Current portion of closure, post-closure and remedial liabilities	23,700	20,016
Total current liabilities	619,300	504,668
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,745 and $6,220, respectively	53,048	52,111
Remedial liabilities, less current portion of $16,955 and $13,796, respectively	109,204	114,211
Long-term obligations, less current portion	1,626,505	1,633,272
Deferred taxes, unrecognized tax benefits and other long-term liabilities	297,288	293,417
Total other liabilities	2,086,045	2,093,011
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 57,153,687 and 57,297,978 shares, respectively	572	573
Shares held under employee participation plan	—	(469)
Additional paid-in capital	716,712	725,670
Accumulated other comprehensive loss	(193,177)	(214,326)
Accumulated earnings	576,830	572,793
Total stockholders’ equity	1,100,937	1,084,241
Total liabilities and stockholders’ equity	$3,806,282	$3,681,920
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Service revenues	$610,940	$584,562	$1,171,154	$1,114,793
Product revenues	141,848	112,948	270,575	218,800
Total revenues	752,788	697,510	1,441,729	1,333,593
Cost of revenues (exclusive of items shown separately below)
Service revenues	412,356	388,684	803,443	762,670
Product revenues	107,447	91,318	212,945	181,611
Total cost of revenues	519,803	480,002	1,016,388	944,281
Selling, general and administrative expenses	112,294	107,063	224,515	211,547
Accretion of environmental liabilities	2,416	2,548	4,706	5,053
Depreciation and amortization	71,531	73,393	143,943	142,295
Income from operations	46,744	34,504	52,177	30,417
Other expense	(833)	(189)	(2,382)	(539)
Loss on early extinguishment of debt	(6,045)	—	(6,045)	—
Gain on sale of business	31,722	—	31,722	—
Interest expense, net of interest income of $311, $225, $520 and $375, respectively	(22,492)	(21,647)	(45,068)	(40,627)
Income (loss) before provision for income taxes	49,096	12,668	30,404	(10,749)
Provision for income taxes	23,216	8,702	25,917	6,156
Net income (loss)	$25,880	$3,966	$4,487	$(16,905)
Earnings (loss) per share:
Basic	$0.45	$0.07	$0.08	$(0.29)
Diluted	$0.45	$0.07	$0.08	$(0.29)
Shares used to compute earnings (loss) per share - Basic	57,190	57,549	57,226	57,599
Shares used to compute earnings (loss) per share - Diluted	57,336	57,678	57,349	57,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$25,880	$3,966	$4,487	$(16,905)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities (net of taxes of $20, $0, $122 and $0, respectively)	27	—	159	—
Reclassification adjustment for losses on available-for-sale securities included in net income (loss) (net of taxes of $29, $0, $79 and $0, respectively)	47	—	143	—
Foreign currency translation adjustments	15,024	(1,178)	20,847	44,659
Other comprehensive income (loss)	15,098	(1,178)	21,149	44,659
Comprehensive income	$40,978	$2,788	$25,636	$27,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,487	$(16,905)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	143,943	142,295
Allowance for doubtful accounts	3,580	3,228
Amortization of deferred financing costs and debt discount	1,660	1,772
Accretion of environmental liabilities	4,706	5,053
Changes in environmental liability estimates	(129)	(315)
Deferred income taxes	190	(6,521)
Stock-based compensation	5,172	4,739
Excess tax benefit of stock-based compensation	—	(2)
Net tax deficiency on stock based awards	—	(603)
Other expense	2,382	1,049
Gain on sale of business	(31,722)	—
Loss on early extinguishment of debt	6,045	—
Environmental expenditures	(6,102)	(6,454)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(31,154)	993
Inventories and supplies	(6,307)	(1,113)
Other current assets	13,918	(4,789)
Accounts payable	(2,686)	(8,397)
Other current and long-term liabilities	8,948	6,021
Net cash from operating activities	116,931	120,051
Cash flows used in investing activities:
Additions to property, plant and equipment	(88,742)	(123,529)
Proceeds from sales of fixed assets	2,121	2,668
Acquisitions, net of cash acquired	(9,277)	(58,989)
Proceeds on sale of businesses, net of transactional costs	46,391	—
Additions to intangible assets, including costs to obtain or renew permits	(1,239)	(973)
Purchases of available-for-sale securities	—	(598)
Proceeds from sale of investments	376	—
Net cash used in investing activities	(50,370)	(181,421)
Cash flows from financing activities:
Change in uncashed checks	(8,361)	(11,022)
Proceeds from exercise of stock options	46	184
Issuance of restricted shares, net of shares remitted	(2,132)	(1,879)
Repurchases of common stock	(12,257)	(10,134)
Deferred financing costs paid	(4,727)	(2,614)
Excess tax benefit of stock-based compensation	—	2
Premiums paid on early extinguishment of debt	(4,665)	—
Principal payment on debt	(296,202)	—
Issuance of senior secured notes, net of discount	399,000	—
Issuance of senior unsecured notes, including premium	—	250,625
Net cash from financing activities	70,702	225,162
Effect of exchange rate change on cash	2,106	4,423
Increase in cash and cash equivalents	139,369	168,215
Cash and cash equivalents, beginning of period	306,997	184,708
Cash and cash equivalents, end of period	$446,366	$352,923
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$50,432	$44,275
Income taxes paid	13,407	23,872
Non-cash investing and financing activities:
Property, plant and equipment accrued	16,213	24,187
Transfer of inventory to property, plant and equipment	12,641	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2017	57,298	$573	$(469)	$725,670	$(214,326)	$572,793	$1,084,241
Cumulative effect of change in accounting for stock based compensation	—	—	—	681	—	(450)	231
Net income	—	—	—	—	—	4,487	4,487
Other comprehensive income	—	—	—	—	21,149	—	21,149
Stock-based compensation	—	—	—	5,172	—	—	5,172
Issuance of restricted shares, net of shares remitted	93	1	—	(2,133)	—	—	(2,132)
Shares held under employee participation plan	(25)	—	469	(469)	—	—	—
Repurchases of common stock	(214)	(2)	—	(12,255)	—	—	(12,257)
Exercise of stock options	2	—	—	46	—	—	46
Balance at June 30, 2017	57,154	$572	$—	$716,712	$(193,177)	$576,830	$1,100,937

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
Reclassifications
As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016 the Company changed the manner in which it manages its business, makes operating decisions and assesses the Company's performance. The Company's operations are now managed in six operating segments: Technical Services, Industrial Services, Field Services, Safety-Kleen, Oil and Gas Field Services and Lodging Services. For purposes of segment disclosure the Industrial Services and Field Services operating segments have been aggregated into a single reportable segment based upon their similar economic and other characteristics, and the Oil and Gas Field Services and Lodging Services operating segments have been combined as they do not meet the quantitative thresholds for separate presentation. The amounts presented for the three and six months ended June 30, 2016 have been recast to reflect the impact of such changes. These reclassifications and adjustments had no effect on consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.
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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Stock-based compensation excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now include excess tax benefits as an operating activity. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash from operating activities and net cash from financing activities in the accompanying consolidated statement of cash flows for the period ended June 30, 2016 unchanged. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of this update, the Company recorded a cumulative-effect adjustment that reduced beginning retained earnings by $0.5 million, net of tax.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendment provides updated guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company early adopted the amendments in the Update on a retrospective basis in the second quarter of fiscal year 2017. As a result of adoption, the Company recorded cash paid in the second quarter for debt prepayment and extinguishment costs as financing activities in the accompanying consolidated statements of cash flows.
Standard to be implemented
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In March 2016, FASB issued ASU 2016-08, which reduces the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In April 2016, FASB issued ASU 2016-10, which reduces the potential for diversity in initial application, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In May 2016, FASB issued ASU 2016-12, which provided narrow scope improvements and practical expedients on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. ASU 2014-09 is currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company expects that it will adopt ASU 2014‑09 beginning in the first quarter of 2018 and continues its evaluation of the impact of the new standard on its accounting policies, disclosures, processes, and system requirements. The Company has assigned internal resources to assist in this implementation project and believes that the project is progressing timely. The Company currently anticipates adopting this ASU using the modified retrospective method. As the Company completes its evaluation of this new standard, the Company's preliminary assessments could change.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this Update are meant to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date and are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

2016 Acquisitions

During 2016, the Company acquired seven businesses that complement the strategy to create a closed loop model as it relates to the sale of the Company's oil products. These acquisitions provided the Company with three additional oil re-refineries while also expanding its used motor oil collection network and providing greater blending and packaging capabilities. These acquisitions also provided the Company with greater access to customers in the West Coast region of the United States and additional locations with Part B permits. Operations of these acquisitions are primarily being integrated into the Safety-Kleen operating segment with certain operations also being integrated into the Technical Services and Industrial Services operating segments. The combined purchase price for the seven acquisitions was $204.8 million in cash, net of cash acquired. Upon acquisition, the acquired entities were immediately integrated into the Company's operating segments. Therefore it is impracticable to measure earnings attributable to the acquired businesses.

The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition dates. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the purchase accounting for the seven acquisitions in the second quarter of 2017.

The components and allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Dates As Reported December 31, 2016	Measurement Period Adjustments	Final Allocations
Accounts receivable	$15,767	$475	$16,242
Inventories and supplies	12,515	173	12,688
Prepaid expenses and other current assets	777	(25)	752
Property, plant and equipment	143,025	891	143,916
Permits and other intangibles	28,856	—	28,856
Current liabilities	(20,258)	353	(19,905)
Closure and post-closure liabilities	(2,408)	(596)	(3,004)
Remedial liabilities, less current portion	(2,041)	(504)	(2,545)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(17,019)	(3,200)	(20,219)
Total identifiable net assets	159,214	(2,433)	156,781
Goodwill	45,791	2,186	47,977
Total purchase price, net of cash acquired	$205,005	$(247)	$204,758

Pro forma revenue and earnings amounts on a combined basis as if these acquisitions had been completed on January 1, 2016 are immaterial to the consolidated financial statements of the Company since that date.

(4) DISPOSITION OF BUSINESS
2017 Disposition

On June 30, 2017, the Company completed the sale of its Transformer Services business, as part of its continuous focus on improving or divesting certain non-core operations. The Transformer Services business was a non-core business previously included within the Technical Services operating segment and has sold for approximately $46.5 million ($44.4 million net of $2.1 million in transactional related costs) subject to customary post-closing conditions. As a result of the sale, the Company recognized during the three and six months ended June 30, 2017, a pre-tax gain of $31.7 million which is included in gain on sale of business in the Company’s consolidated statement of operations.

The following table presents the carrying amounts of the Company's Transformer Services business that was disposed of on June 30, 2017 (in thousands):

June 30, 2017
Total current assets	$7,216
Property, plant and equipment, net	8,773
Total other assets	1,681
Total assets divested	$17,670
Total current liabilities	3,849
Total other liabilities	1,170
Total liabilities divested	$5,019
Net carrying value divested	$12,651

The Company evaluated the disposition and determined it did not meet the “major effect” criteria for classification as a discontinued operation largely due to the nature and size of the operations of the disposed entity. However, the Company determined that the disposition represented an individually significant component of the Company’s business. The following table presents income attributable to the Transformer Services business included in the Company's consolidated results of operations for each of the periods shown and through its disposition on June 30, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income before provision for income taxes	$1,873	$986	$2,771	$1,793

2016 Disposition

On September 1, 2016, the Company completed the sale of its Catalyst Services business, which was a non-core business previously included within the Industrial and Field Services segment. During the first quarter of 2017, the Company and the buyer of the Catalyst Services business agreed to final working capital amounts and as a result the Company received $2.0 million of final sale proceeds.

The following table presents the income before provision for income taxes attributable to the Catalyst Services business included in the Company's consolidated results of operations for three and six months ended June 30, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Income before provision for income taxes	$2,607	$1,508

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Oil and oil products	$57,554	$52,158
Supplies and drums	92,995	90,610
Solvent and solutions	8,575	8,566
Modular camp accommodations	2,699	15,255
Other	10,717	11,839
Total inventories and supplies	$172,540	$178,428
As of June 30, 2017 and December 31, 2016, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze. During the second quarter of 2017, $12.6 million of modular camp accommodations inventory was transferred to and included as camp equipment within the Company's property, plant and equipment amount as such assets will be utilized in the Company's ongoing camp and lodging operations.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$121,114	$120,575
Asset retirement costs (non-landfill)	14,861	14,567
Landfill assets	141,878	139,708
Buildings and improvements	406,030	373,160
Camp equipment	168,524	152,740
Vehicles	564,723	541,022
Equipment	1,605,581	1,483,736
Furniture and fixtures	5,524	5,492
Construction in progress	54,934	146,904
	3,083,169	2,977,904
Less - accumulated depreciation and amortization	1,480,716	1,366,077
Total property, plant and equipment, net	$1,602,453	$1,611,827
Interest in the amount of $0.1 million and $0.2 million was capitalized to fixed assets during the three and six months ended June 30, 2017, respectively. Interest in the amount of $1.3 million and $2.5 million was capitalized to fixed assets during the three and six months ended June 30, 2016, respectively. Depreciation expense, inclusive of landfill amortization, was $61.8 million and $125.2 million for the three and six months ended June 30, 2017, respectively. Depreciation expense, inclusive of landfill amortization, was $63.5 million and $122.8 million for the three and six months ended June 30, 2016, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2017 were as follows (in thousands):

	Technical Services	Industrial & Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Totals
Balance at January 1, 2017	$61,116	$107,968	$296,070	$—	$465,154
Increase from current period acquisitions	—	—	4,916	—	4,916
Measurement period adjustments from prior period acquisitions	—	—	2,186	—	2,186
Decrease from disposition of business	(1,300)	—	—		(1,300)
Foreign currency translation and other	157	615	1,091	—	1,863
Balance at June 30, 2017	$59,973	$108,583	$304,263	$—	$472,819
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
As a result of the sale of the Transformer Services business discussed in Note 4, "Disposition of Business," to the accompanying financial statements, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the remaining Technical Services reporting unit was less than its carrying value. As a result of its qualitative assessment, the Company noted no indicators of impairment for the remaining Technical Services reporting unit existed as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company's total finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$173,174	$70,698	$102,476	21.4	$171,637	$67,301	$104,336	18.9
Customer and supplier relationships	395,911	143,038	252,873	11.9	393,426	127,462	265,964	12.2
Other intangible assets	34,673	30,166	4,507	7.5	34,254	28,456	5,798	7.1
Total amortizable permits and other intangible assets	603,758	243,902	359,856	14.5	599,317	223,219	376,098	13.9
Trademarks and trade names	122,972	—	122,972	Indefinite	122,623	—	122,623	Indefinite
Total permits and other intangible assets	$726,730	$243,902	$482,828		$721,940	$223,219	$498,721
Amortization expense of permits and other intangible assets was $9.7 million and $18.8 million for the three and six months ended June 30, 2017, respectively. Amortization expense of permits and other intangible assets was $9.9 million and $19.5 million for the three and six months ended June 30, 2016, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2017 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2017 (six months)	$18,078
2018	34,091
2019	31,238
2020	28,756
2021	26,557
Thereafter	221,136
$359,856
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Insurance	$58,816	$63,061
Interest	15,006	21,536
Accrued compensation and benefits	45,159	34,641
Income, real estate, sales and other taxes	37,474	35,083
Other	35,040	36,400
	$191,495	$190,721
As of June 30, 2017 and December 31, 2016, other accrued expenses included accrued legal matters of $3.1 million and $3.8 million, respectively, and accrued severance charges of $1.8 million and $2.9 million, respectively.

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2017 through June 30, 2017 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2017	$30,630	$27,701	$58,331
Measurement period adjustments from prior period acquisitions	—	596	596
New asset retirement obligations	894	—	894
Adjustment related to disposition of business	—	(1,170)	(1,170)
Accretion	1,094	1,270	2,364
Changes in estimates recorded to statement of operations	—	(262)	(262)
Changes in estimates recorded to balance sheet	—	(287)	(287)
Expenditures	(556)	(254)	(810)
Currency translation and other	82	55	137
Balance at June 30, 2017	$32,144	$27,649	$59,793
All of the landfill facilities included in the above were active as of June 30, 2017. There were no significant charges (benefits) in 2017 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first six months of 2017 were discounted at the credit-adjusted risk-free rate of 6.32%.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the six months ended June 30, 2017 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2017	$1,777	$64,151	$62,079	$128,007
Measurement period adjustments from prior period acquisitions	—	—	504	504
Accretion	43	1,332	967	2,342
Changes in estimates recorded to statement of operations	(36)	(120)	289	133
Expenditures	(19)	(2,068)	(3,205)	(5,292)
Currency translation and other	(1)	2,712	(2,246)	465
Balance at June 30, 2017	$1,764	$66,007	$58,388	$126,159
In the six months ended June 30, 2017, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2017	December 31, 2016
Senior secured notes due June 30, 2024 ("Term Loan"), current	$4,000	$—
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes"), current	103,798	—
Current portion of long-term obligations, at carrying value	$107,798	$—

Senior secured notes due June 30, 2024	$396,000	$—
Senior unsecured notes, at 5.25%, due August 1, 2020	400,000	800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations	$1,641,000	$1,645,000
Unamortized debt issuance costs and debt discount/premium, net	(14,495)	(11,728)
Long-term obligations, at carrying value	$1,626,505	$1,633,272

Total current and long-term obligations, at carrying value	$1,734,303	$1,633,272

On June 30, 2017, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into a $400.0 million senior secured Credit Agreement (the "Term Loan agreement") with Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent (the “Agent”), and certain other financial institutions. Loans under the Term Loan Agreement will mature on June 30, 2024 and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans or if the Company engages in certain repricing transactions before December 31, 2017, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the Term Loan Agreement are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.

Borrowings under the Term Loan Agreement will bear interest, at the Company’s election, at either of the following rates: (a) the sum of the Eurodollar Rate (as defined in the Term Loan Agreement) plus 2.00%, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 1.00%, with the Eurodollar Rate being subject to a floor of 0.00%. The effective interest rate of the Term Loan on June 30, 2017 was 3.23%. The Term Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default, which the Company believes are usual and customary for an agreement of this type. Such covenants restrict the Company’s ability, among other matters, to incur debt, create liens on the Company’s assets, make restricted payments or investments or enter into transactions with affiliates.

Upon entering into the Term Loan Agreement on June 30, 2017, the Company used approximately $312.6 million of the proceeds to purchase approximately $296.2 million aggregate principal amount (the “Repurchased Notes”) of the Company’s previously outstanding 2020 Notes, pay accrued interest of approximately $6.4 million on the Repurchased Notes, premiums to repay the debt early of $4.7 million and expenses incurred of approximately $5.3 million in connection with the Term Loan financing and the tender offer for the 2020 Notes.

On June 30, 2017, the Company also delivered a notice of redemption to the holders of the approximately $503.8 million aggregate principal amount of 2020 Notes which remained outstanding after the purchase of the Repurchased Notes. Pursuant to that notice, the Company redeemed on August 1, 2017, approximately $103.8 million aggregate principal amount of 2020 Notes at a redemption price of 101.313%, plus accrued but unpaid interest. The Company financed the redemption through the remaining net proceeds of the Term Loan financing described above, plus available cash.

At June 30, 2017, the fair value of the Term Loan debt was $400.0 million. At June 30, 2017 and December 31, 2016, the fair value of the Company's 2020 Notes was $510.7 million and $820.0 million, respectively, based on quoted market prices for the instrument. At June 30, 2017 and December 31, 2016, the fair value of the Company's 2021 Notes was $863.0 million and $861.9 million, respectively, based on quoted market prices for the instrument. The fair value of the Term Loan debt, 2020 Notes and 2021 Notes are considered a Level 2 measure according to the fair value hierarchy.

The Company also maintains a $400.0 million revolving credit facility under which as of June 30, 2017 and December 31, 2016, the Company had no outstanding loan balances. At June 30, 2017, approximately $225.3 million was available to borrow and outstanding letters of credit were $125.9 million. At December 31, 2016, $195.2 million was available to borrow and outstanding letters of credit were $132.6 million.

(12) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted earnings (loss) per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$25,880	$3,966	$4,487	$(16,905)

Denominator:
Basic shares outstanding	57,190	57,549	57,226	57,599
Dilutive effect of equity-based compensation awards	146	129	123	—
Dilutive shares outstanding	57,336	57,678	57,349	57,599

Basic earnings (loss) per share:	$0.45	$0.07	$0.08	$(0.29)

Diluted earnings (loss) per share:	$0.45	$0.07	$0.08	$(0.29)
For the three months ended June 30, 2017 and 2016, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 142,503 and 348,197, respectively, of outstanding performance stock awards for which the performance criteria were not attained at that time and 14,699 and 9,537, respectively, of restricted stock awards which were antidilutive at that time.

For the six months ended June 30, 2017, the dilutive effect of all then outstanding options, restricted stock and performance awards is included in the EPS calculations above except for 142,503 of outstanding performance stock awards for which the performance criteria were not attained at that time and 21,013 of restricted stock awards which were antidilutive at that time.

As a result of the net loss reported for the six months ended June 30, 2016, all then outstanding stock options, restricted stock awards and performance awards totaling 886,685 were excluded from the calculation of diluted earnings (loss) per share as their inclusion would have an antidilutive effect.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the six months ended June 30, 2017 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2017	$(212,211)	$(321)	$(1,794)	$(214,326)
Other comprehensive income before reclassifications	20,847	281	—	21,128
Amounts reclassified out of accumulated other comprehensive loss	—	222	—	222
Tax effects		(201)	—	(201)
Other comprehensive income	$20,847	$302	$—	$21,149
Balance at June 30, 2017	$(191,364)	$(19)	$(1,794)	$(193,177)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statements of operations, with presentation location during the three and six months ended June 30, 2017 were as follow (in thousands):

	For the Three Months Ended	For the Six Months Ended
Comprehensive (Loss) Income Components	June 30, 2017	June 30, 2017	Location
Unrealized holding gains on available-for-sale investments	$76	$222	Other expense
There were no reclassifications out of accumulated other comprehensive loss into the consolidated statements of operations during the three and six months ended June 30, 2016.

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2017 was $2.9 million and $5.2 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2016 was $2.6 million and $4.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.8 million and $1.4 million for the three and six months ended June 30, 2016, respectively.
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

The following table summarizes information about restricted stock awards for the six months ended June 30, 2017:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2017	510,041	$52.65
Granted	161,250	$56.15
Vested	(105,064)	$54.17
Forfeited	(34,374)	$51.50
Balance at June 30, 2017	531,853	$53.49

As of June 30, 2017, there was $23.8 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2017 was $4.5 million and $6.0 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2016 was $2.3 million and $6.1 million, respectively.

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

The following table summarizes information about performance stock awards for the six months ended June 30, 2017:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2017	220,882	$54.69
Granted	588	$54.44
Vested	(25,168)	$54.84
Forfeited	(16,187)	$56.24
Balance at June 30, 2017	180,115	$54.70

As of June 30, 2017, there was $0.9 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. No performance awards vested during the three months ended June 30, 2017. The total fair value of performance awards vested during the six months ended June 30, 2017 was $1.4 million. No performance awards vested during the three months ended June 30, 2016. The total fair value of performance awards vested during the six months ended June 30, 2016 was $0.4 million.

Common Stock Repurchases
On March 13, 2015, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock. During the three and six months ended June 30, 2017, the Company repurchased and retired a total of 0.1 million shares and 0.2 million respectively, of the Company's common stock for a total cost of $5.5 million and $12.3 million, respectively. During the three and six months ended June 30, 2016, the Company repurchased and retired a total of 0.1 million shares and 0.2 million shares, respectively, of the Company's common stock for a total cost of $5.1 million and $10.1 million, respectively. Through June 30, 2017, the Company has repurchased and retired a total of 4.1 million shares of the Company's common stock for a total cost of $212.1 million under this program. As of June 30, 2017, an additional $87.9 million remains available for repurchase of shares under the current authorized program.
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
At June 30, 2017 and December 31, 2016, the Company had recorded reserves of $20.8 million and $22.0 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2017 and December 31, 2016, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million and $1.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2017 and December 31, 2016, the $20.8 million and $22.0 million, respectively, of reserves consisted of (i) $17.7 million and $18.2 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $3.1 million and $3.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of June 30, 2017, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2017, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2017 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 62 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2017, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2017. From January 1, 2017 to June 30, 2017, 17 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the Environmental Protection Agency (the "EPA") issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company is currently performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and has begun conducting the remedial investigation and feasibility study under an order issued by the EPA.

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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2017 and December 31, 2016, there were five proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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
The Company’s effective tax rate for the three and six months ended June 30, 2017 was 47.3% and 85.2% compared to 68.7% and 57.3% for the same periods in 2016. The variations in the effective income tax rates for the three and six months ended June 30, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to the Company not recognizing income tax benefits from current operating losses related to certain Canadian entities and in the second quarter of 2017 the tax expense associated with the gain on the sale of the Transformer Services business.
As of June 30, 2017 and December 31, 2016, the Company had recorded $1.8 million and $1.7 million, respectively, of liabilities for unrecognized tax benefits and $0.4 million and $0.3 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by $0.4 million within the next 12 months.

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
The following table reconciles third party revenues to direct revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$254,487	$40,001	$408	$294,896	$229,130	$35,578	$667	$265,375
Industrial and Field Services	167,899	(9,067)	(133)	158,699	164,641	(7,922)	(303)	156,416
Safety-Kleen	302,956	(31,639)	(2)	271,315	277,715	(29,092)	1	248,624
Oil, Gas and Lodging Services	27,245	705	45	27,995	24,860	1,436	79	26,375
Corporate Items	201	—	(318)	(117)	1,164	—	(444)	720
Total	$752,788	$—	$—	$752,788	$697,510	$—	$—	$697,510

	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$484,705	$80,045	$1,130	$565,880	$448,235	$70,422	$1,055	$519,712
Industrial and Field Services	301,456	(17,426)	(29)	284,001	294,828	(14,597)	(316)	279,915
Safety-Kleen	595,857	(63,708)	1	532,150	524,676	(57,613)	367	467,430
Oil, Gas and Lodging Services	59,377	1,089	139	60,605	63,911	1,788	183	65,882
Corporate Items	334	—	(1,241)	(907)	1,943	—	(1,289)	654
Total	$1,441,729	$—	$—	$1,441,729	$1,333,593	$—	$—	$1,333,593
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA" which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, other expense, interest expense, net, loss on early extinguishment of debt, provision for income taxes and excludes gain on sale of business. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Technical Services	$73,080	$68,891	$131,567	$129,289
Industrial and Field Services	21,484	19,960	23,397	20,393
Safety-Kleen	60,281	55,234	112,649	95,289
Oil, Gas and Lodging Services	268	(1,199)	58	111
Corporate Items	(34,422)	(32,441)	(66,845)	(67,317)
Total	$120,691	$110,445	$200,826	$177,765
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,416	2,548	4,706	5,053
Depreciation and amortization	71,531	73,393	143,943	142,295
Income from operations	46,744	34,504	52,177	30,417
Other expense	833	189	2,382	539
Loss on early extinguishment of debt	6,045	—	6,045	—
Gain on sale of business	(31,722)	—	(31,722)	—
Interest expense, net of interest income	22,492	21,647	45,068	40,627
Income (loss) before provision for income taxes	$49,096	$12,668	$30,404	$(10,749)

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2017
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Property, plant and equipment, net	$512,058	$243,195	$590,282	$181,001	$75,917	$1,602,453
Goodwill	59,973	108,583	304,263	—	—	472,819
Permits and other intangibles, net	76,022	17,135	381,020	8,651	—	482,828
Total assets	$851,852	$457,253	$1,477,660	$246,195	$773,322	$3,806,282

	December 31, 2016
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Property, plant and equipment, net	$521,134	$245,143	$584,647	$182,038	$78,865	$1,611,827
Goodwill	61,116	107,968	296,070	—	—	465,154
Permits and other intangibles, net	78,625	17,817	391,390	10,889	—	498,721
Total assets	$862,957	$446,826	$1,474,755	$253,242	$644,140	$3,681,920
The following table presents total assets by geographical area (in thousands):

	June 30, 2017	December 31, 2016
United States	$3,088,199	$2,960,337
Canada	718,083	721,583
Total	$3,806,282	$3,681,920
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

Following is the condensed consolidating balance sheet at June 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,391	$303,996	$90,979	$—	$446,366
Intercompany receivables	220,885	314,705	38,312	(573,902)	—
Accounts receivables, net	—	419,338	93,037	—	512,375
Other current assets	897	222,283	59,658	(6,845)	275,993
Property, plant and equipment, net	—	1,198,630	403,823	—	1,602,453
Investments in subsidiaries	2,893,232	570,837	—	(3,464,069)	—
Intercompany debt receivable	—	89,441	24,701	(114,142)	—
Goodwill	—	416,775	56,044	—	472,819
Permits and other intangibles, net	—	421,793	61,035	—	482,828
Other long-term assets	2,363	7,555	4,598	(1,068)	13,448
Total assets	$3,168,768	$3,965,353	$832,187	$(4,160,026)	$3,806,282
Liabilities and Stockholders’ Equity:
Current liabilities	$123,095	$375,919	$127,131	$(6,845)	$619,300
Intercompany payables	314,530	257,453	1,919	(573,902)	—
Closure, post-closure and remedial liabilities, net	—	145,777	16,475	—	162,252
Long-term obligations	1,626,505	—	—	—	1,626,505
Intercompany debt payable	3,701	21,000	89,441	(114,142)	—
Other long-term liabilities	—	278,833	19,523	(1,068)	297,288
Total liabilities	2,067,831	1,078,982	254,489	(695,957)	2,705,345
Stockholders’ equity	1,100,937	2,886,371	577,698	(3,464,069)	1,100,937
Total liabilities and stockholders’ equity	$3,168,768	$3,965,353	$832,187	$(4,160,026)	$3,806,282

Following is the condensed consolidating balance sheet at December 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,417	$155,943	$99,637	$—	$306,997
Intercompany receivables	200,337	354,836	49,055	(604,228)	—
Accounts receivables, net	—	417,029	79,197	—	496,226
Other current assets	3,096	234,408	69,257	(17,113)	289,648
Property, plant and equipment, net	—	1,211,210	400,617	—	1,611,827
Investments in subsidiaries	2,851,571	580,124	—	(3,431,695)	—
Intercompany debt receivable	—	86,409	24,701	(111,110)	—
Goodwill	—	412,638	52,516	—	465,154
Permits and other intangibles, net	—	435,594	63,127	—	498,721
Other long-term assets	2,446	7,582	4,387	(1,068)	13,347
Total assets	$3,108,867	$3,895,773	$842,494	$(4,165,214)	$3,681,920
Liabilities and Stockholders’ Equity:
Current liabilities	$21,805	$366,831	$133,145	$(17,113)	$504,668
Intercompany payables	365,848	237,058	1,322	(604,228)	—
Closure, post-closure and remedial liabilities, net	—	150,682	15,640	—	166,322
Long-term obligations	1,633,272	—	—	—	1,633,272
Intercompany debt payable	3,701	21,000	86,409	(111,110)	—
Other long-term liabilities	—	275,649	18,836	(1,068)	293,417
Total liabilities	2,024,626	1,051,220	255,352	(733,519)	2,597,679
Stockholders’ equity	1,084,241	2,844,553	587,142	(3,431,695)	1,084,241
Total liabilities and stockholders’ equity	$3,108,867	$3,895,773	$842,494	$(4,165,214)	$3,681,920

Following is the consolidating statement of operations for the three months ended June 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$474,801	$147,924	$(11,785)	$610,940
Product revenues	—	125,859	18,730	(2,741)	141,848
Total revenues	—	600,660	166,654	(14,526)	752,788
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	306,960	117,181	(11,785)	412,356
Product cost of revenues	—	98,645	11,543	(2,741)	107,447
Total cost of revenues	—	405,605	128,724	(14,526)	519,803
Selling, general and administrative expenses	27	92,504	19,763	—	112,294
Accretion of environmental liabilities	—	2,181	235	—	2,416
Depreciation and amortization	—	51,937	19,594	—	71,531
(Loss) income from operations	(27)	48,433	(1,662)	—	46,744
Other expense	(76)	(406)	(351)	—	(833)
Loss on early extinguishment of debt	(6,045)	—	—	—	(6,045)
Gain on sale of business	—	31,722	—	—	31,722
Interest (expense) income	(22,614)	240	(118)	—	(22,492)
Equity in earnings of subsidiaries, net of taxes	43,167	(5,332)	—	(37,835)	—
Intercompany interest income (expense)	—	1,268	(1,268)	—	—
Income (loss) before (benefit) provision for income taxes	14,405	75,925	(3,399)	(37,835)	49,096
(Benefit) provision for income taxes	(11,475)	31,981	2,710	—	23,216
Net income (loss)	25,880	43,944	(6,109)	(37,835)	25,880
Other comprehensive income	15,098	15,098	12,837	(27,935)	15,098
Comprehensive income	$40,978	$59,042	$6,728	$(65,770)	$40,978

Following is the consolidating statement of operations for the three months ended June 30, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$456,013	$139,413	$(10,864)	$584,562
Product revenues	—	95,648	19,391	(2,091)	112,948
Total revenues	—	551,661	158,804	(12,955)	697,510
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(587)	292,343	107,792	(10,864)	388,684
Product cost of revenues	—	79,108	14,301	(2,091)	91,318
Total cost of revenues	(587)	371,451	122,093	(12,955)	480,002
Selling, general and administrative expenses	37	83,882	23,144	—	107,063
Accretion of environmental liabilities	—	2,313	235	—	2,548
Depreciation and amortization	—	50,696	22,697	—	73,393
Income (loss) from operations	550	43,319	(9,365)	—	34,504
Other income (expense)	—	400	(589)	—	(189)
Interest (expense) income	(22,962)	1,284	31	—	(21,647)
Equity in earnings of subsidiaries, net of taxes	17,413	(9,195)	—	(8,218)	—
Intercompany interest income (expense)	—	5,497	(5,497)	—	—
(Loss) income before (benefit) provision for income taxes	(4,999)	41,305	(15,420)	(8,218)	12,668
(Benefit) provision for income taxes	(8,965)	23,892	(6,225)	—	8,702
Net income (loss)	3,966	17,413	(9,195)	(8,218)	3,966
Other comprehensive loss	(1,178)	(1,178)	(597)	1,775	(1,178)
Comprehensive income (loss)	$2,788	$16,235	$(9,792)	$(6,443)	$2,788

Following is the consolidating statement of operations for the six months ended June 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$918,106	$278,995	$(25,947)	$1,171,154
Product revenues	—	242,509	34,061	(5,995)	270,575
Total revenues	—	1,160,615	313,056	(31,942)	1,441,729
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	601,105	228,285	(25,947)	803,443
Product cost of revenues	—	195,150	23,790	(5,995)	212,945
Total cost of revenues	—	796,255	252,075	(31,942)	1,016,388
Selling, general and administrative expenses	51	184,675	39,789	—	224,515
Accretion of environmental liabilities	—	4,236	470	—	4,706
Depreciation and amortization	—	103,837	40,106	—	143,943
(Loss) income from operations	(51)	71,612	(19,384)	—	52,177
Other expense	(222)	(1,795)	(365)	—	(2,382)
Loss on early extinguishment of debt	(6,045)	—	—	—	(6,045)
Gain on sale of business	—	31,722	—	—	31,722
Interest (expense) income	(45,273)	359	(154)	—	(45,068)
Equity in earnings of subsidiaries, net of taxes	35,530	(27,156)	—	(8,374)	—
Intercompany interest income (expense)	—	2,565	(2,565)	—	—
(Loss) income before (benefit) provision for income taxes	(16,061)	77,307	(22,468)	(8,374)	30,404
(Benefit) provision for income taxes	(20,548)	41,618	4,847	—	25,917
Net income (loss)	4,487	35,689	(27,315)	(8,374)	4,487
Other comprehensive income	21,149	21,149	17,869	(39,018)	21,149
Comprehensive income (loss)	$25,636	$56,838	$(9,446)	$(47,392)	$25,636

Following is the consolidating statement of operations for the six months ended June 30, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$884,490	$253,436	$(23,133)	$1,114,793
Product revenues	—	185,236	38,104	(4,540)	218,800
Total revenues	—	1,069,726	291,540	(27,673)	1,333,593
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(587)	575,307	211,083	(23,133)	762,670
Product cost of revenues	—	158,462	27,689	(4,540)	181,611
Total cost of revenues	(587)	733,769	238,772	(27,673)	944,281
Selling, general and administrative expenses	61	164,537	46,949	—	211,547
Accretion of environmental liabilities	—	4,603	450	—	5,053
Depreciation and amortization	—	99,391	42,904	—	142,295
Income (loss) from operations	526	67,426	(37,535)	—	30,417
Other income (expense)	—	312	(851)	—	(539)
Interest (expense) income	(43,105)	2,395	83	—	(40,627)
Equity in earnings of subsidiaries, net of taxes	8,642	(35,690)	—	27,048	—
Intercompany interest income (expense)	—	10,656	(10,656)	—	—
(Loss) income before (benefit) provision for income taxes	(33,937)	45,099	(48,959)	27,048	(10,749)
(Benefit) provision for income taxes	(17,032)	36,457	(13,269)	—	6,156
Net (loss) income	(16,905)	8,642	(35,690)	27,048	(16,905)
Other comprehensive income	44,659	44,659	28,330	(72,989)	44,659
Comprehensive income (loss)	$27,754	$53,301	$(7,360)	$(45,941)	$27,754

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(93,808)	$206,496	$4,243	$—	$116,931
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(75,152)	(13,590)	—	(88,742)
Proceeds from sales of fixed assets	—	984	1,137	—	2,121
Acquisitions, net of cash acquired	—	(9,277)	—	—	(9,277)
Proceeds on sale of businesses, net of transactional costs	—	46,210	181	—	46,391
Additions to intangible assets, including costs to obtain or renew permits	—	(888)	(351)	—	(1,239)
Proceeds from sale of investments	376	—	—	—	376
Intercompany	—	(14,343)	—	14,343	—
Net cash from (used in) investing activities	376	(52,466)	(12,623)	14,343	(50,370)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(5,977)	(2,384)	—	(8,361)
Proceeds from exercise of stock options	46	—	—	—	46
Issuance of restricted shares, net of shares remitted	(2,132)	—	—	—	(2,132)
Repurchases of common stock	(12,257)	—	—	—	(12,257)
Deferred financing costs paid	(4,727)	—	—	—	(4,727)
Premiums paid on early extinguishment of debt	(4,665)	—	—	—	(4,665)
Principal payment on debt	(296,202)	—	—	—	(296,202)
Issuance of senior secured notes, net of discount	399,000	—	—	—	399,000
Intercompany	14,343	—	—	(14,343)	—
Net cash from (used in) financing activities	93,406	(5,977)	(2,384)	(14,343)	70,702
Effect of exchange rate change on cash	—	—	2,106	—	2,106
(Decrease) increase in cash and cash equivalents	(26)	148,053	(8,658)	—	139,369
Cash and cash equivalents, beginning of period	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of period	$51,391	$303,996	$90,979	$—	$446,366

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$42,990	$65,860	$11,201	$—	$120,051
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(105,175)	(18,354)	—	(123,529)
Proceeds from sales of fixed assets	—	694	1,974	—	2,668
Acquisitions, net of cash acquired	—	(48,989)	(10,000)	—	(58,989)
Additions to intangible assets, including costs to obtain or renew permits	—	(908)	(65)	—	(973)
Purchases of available-for-sale securities	(102)	—	(496)	—	(598)
Intercompany	—	(11,827)	—	11,827	—
Investment in subsidiaries	(250,625)	—	—	250,625	—
Net cash used in investing activities	(250,727)	(166,205)	(26,941)	262,452	(181,421)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(9,266)	(1,756)	—	(11,022)
Proceeds from exercise of stock options	184	—	—	—	184
Issuance of restricted shares, net of shares remitted	(1,879)	—	—	—	(1,879)
Repurchases of common stock	(10,134)	—	—	—	(10,134)
Excess tax benefit of stock-based compensation	2	—	—	—	2
Deferred financing costs paid	(2,614)	—	—	—	(2,614)
Issuance of senior unsecured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	11,827	—	—	(11,827)	—
Net cash from (used in) financing activities	248,011	241,359	(1,756)	(262,452)	225,162
Effect of exchange rate change on cash	—	—	4,423	—	4,423
Increase (decrease) in cash and cash equivalents	40,274	141,014	(13,073)	—	168,215
Cash and cash equivalents, beginning of period	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of period	$51,291	$224,493	$77,139	$—	$352,923
(19) SUBSEQUENT EVENTS
On July 14, 2017, the Company acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $43.0 million ($34.0 million USD) in cash which includes an equity payout of CAD $0.72 per share to Lonestar shareholders and the assumption of approximately CAD $22.0 million ($17.4 million USD) in outstanding debt, which Clean Harbors subsequently repaid. Due to the timing of the acquisition of Lonestar, preliminary opening balance sheet amounts and purchase accounting adjustments are still being prepared and the purchase price is subject to customary post-closing adjustments. The acquisition will accelerate the Company's growth in the daylighting and hydro excavation services markets. In addition to increasing the size of the Company's hydro vac fleet, Lonestar’s network of locations will provide the Company with direct access to key geographic markets in both the United States and Canada. The acquired company will be included in the Industrial and Field Services segment.

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
Overview

We are North America’s leading provider of environmental, energy and industrial services. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency spill response, industrial cleaning and maintenance, and recycling services. We are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
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

•
Oil, Gas and Lodging Services - Oil, Gas and Lodging Services segment results are dependent upon levels of oil and gas related exploration, drilling and refining activity in North America. The levels of such exploration, drilling and refining activity are largely dependent upon the number of oil rigs in operation, which also drives the demand and related pricing for lodging and camp accommodations. In addition, global and North American crude oil prices on which such activity levels are strongly predicated have significantly declined since a high of $106.57 in 2013 to a low of $30.32 in the beginning of 2016. In the six months ended June 30, 2017, crude oil prices averaged $50.00. This oil price volatility and uncertainty relative to future prices has resulted in lower customer spending and activity levels which have negatively impacted the business’ results. To mitigate the decrease in demand experienced in the manufacturing operation of our lodging business, we have targeted more non-traditional markets such as schools, hospitals, and other municipal structures to offer our modular unit accommodations and related services. The majority of the segment's operations are in Canada, and therefore the impact of US to Canadian dollar foreign currency translation also significantly impacts the segment's results.

Highlights

Total revenues for the three and six months ended June 30, 2017 were $752.8 million and $1.4 billion compared with $697.5 million and $1.3 billion in the three and six months ended June 30, 2016. In the three and six months ended June 30, 2017, our Safety-Kleen segment increased direct revenues 9.1% and 13.8%, respectively, from the comparable periods in 2016, as a result of incremental revenues generated from recent acquisitions, improved pricing conditions related to our renewable oil products, continued organic growth related to our Safety-Kleen Environmental services business and recent success from the implementation of our OilPlusTM closed loop initiative. In the three and six months ended June 30, 2017, our Technical Services segment increased direct revenues 11.1% and 8.9% from the comparable periods in 2016 primarily related to increased revenues associated with higher waste volumes disposed of in our network, including our new hazardous waste incinerator at our El Dorado, Arkansas site. On June 30, 2017, we completed the sale of our Transformer Services business, as part of our continuous focus on improving or divesting certain non-core operations. Because the disposition occurred on the final day of the second quarter, the results associated with this business are comparable for the periods discussed hereafter.
We reported income from operations for the three and six months ended June 30, 2017 of $46.7 million and $52.2 million, respectively, compared with $34.5 million and $30.4 million in the three and six months ended June 30, 2016. We reported net income for the three and six months ended June 30, 2017 of $25.9 million and $4.5 million, respectively, compared with net income of $4.0 million and a net loss of $16.9 million in the three and six months ended June 30, 2016. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 9.3% to $120.7 million in the three months ended June 30, 2017 from $110.4 million in the three months ended June 30, 2016 and increased 13.0% to $200.8 million in the six months ended June 30, 2017 from $177.8 million in the six months ended June 30, 2016. For the three months ended June 30, 2017, Adjusted EBITDA for all of our segments increased from the comparable period in 2016. Additional information, including a reconciliation of Adjusted EBITDA to net income (loss), appears below under the heading "Adjusted EBITDA."

Segment Performance

The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change
Direct Revenues(1):
Technical Services	$294,896	$265,375	$29,521	11.1%	$565,880	$519,712	$46,168	8.9%
Industrial and Field Services	158,699	156,416	2,283	1.5	284,001	279,915	4,086	1.5
Safety-Kleen	271,315	248,624	22,691	9.1	532,150	467,430	64,720	13.8
Oil, Gas and Lodging Services	27,995	26,375	1,620	6.1	60,605	65,882	(5,277)	(8.0)
Corporate Items	(117)	720	(837)	(116.3)	(907)	654	(1,561)	(238.7)
Total	752,788	697,510	55,278	7.9	1,441,729	1,333,593	108,136	8.1
Cost of Revenues(2):
Technical Services	200,096	176,908	23,188	13.1	391,219	350,954	40,265	11.5
Industrial and Field Services	122,463	120,456	2,007	1.7	229,949	227,748	2,201	1.0
Safety-Kleen	172,684	160,598	12,086	7.5	344,433	308,027	36,406	11.8
Oil, Gas and Lodging Services	24,483	24,167	316	1.3	53,735	58,322	(4,587)	(7.9)
Corporate Items	77	(2,127)	2,204	103.6	(2,948)	(770)	(2,178)	(282.9)
Total	519,803	480,002	39,801	8.3	1,016,388	944,281	72,107	7.6
Selling, General & Administrative Expenses:
Technical Services	21,720	19,576	2,144	11.0	43,094	39,469	3,625	9.2
Industrial and Field Services	14,752	16,000	(1,248)	(7.8)	30,655	31,774	(1,119)	(3.5)
Safety-Kleen	38,350	32,792	5,558	16.9	75,068	64,114	10,954	17.1
Oil, Gas and Lodging Services	3,244	3,407	(163)	(4.8)	6,812	7,449	(637)	(8.6)
Corporate Items	34,228	35,288	(1,060)	(3.0)	68,886	68,741	145	0.2
Total	112,294	107,063	5,231	4.9	224,515	211,547	12,968	6.1
Adjusted EBITDA:
Technical Services	73,080	68,891	4,189	6.1	131,567	129,289	2,278	1.8
Industrial and Field Services	21,484	19,960	1,524	7.6	23,397	20,393	3,004	14.7
Safety-Kleen	60,281	55,234	5,047	9.1	112,649	95,289	17,360	18.2
Oil, Gas and Lodging Services	268	(1,199)	1,467	122.4	58	111	(53)	(47.7)
Corporate Items	(34,422)	(32,441)	(1,981)	(6.1)	(66,845)	(67,317)	472	0.7
Total	$120,691	$110,445	$10,246	9.3%	$200,826	$177,765	$23,061	13.0%
______________________

1.	Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues

There are many factors which have impacted and continue to impact our revenues. These factors include, but are not limited to: overall industrial activity and growth in North America, existence of large scale environmental waste and remediation projects, general conditions of the energy related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, acquisitions, the level of emergency response projects and foreign currency translation. In addition, customer efforts to minimalize hazardous waste and changes in regulation can also impact our revenues.
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$294,896	$265,375	$29,521	11.1%	$565,880	$519,712	$46,168	8.9%
Technical Services direct revenues for the three months ended June 30, 2017 increased $29.5 million from the comparable period in 2016 primarily due to increased revenues associated with higher waste volumes disposed of in our incinerators and landfills as a result of higher industrial related waste projects. For the three months ended June 30, 2017, landfill volumes increased 22.6% from the comparable period in 2016. The utilization rate at our incinerators was 86.9% on a practical capacity of 561,721 tons for the three months ended June 30, 2017, compared with 88.1% on a practical capacity of 491,721 tons in the comparable period of 2016. The increase in practical capacity was the result of the addition of our state-of-the-art hazardous waste incinerator at our El Dorado, Arkansas site, which came online in the first quarter of 2017 and adds 70,000 tons of additional capacity to our network.
Technical Services direct revenues for the six months ended June 30, 2017 increased $46.2 million from the comparable period in 2016 primarily due to increased revenues associated with higher waste volumes disposed of in our incinerators, partially offset by lower waste volumes disposed of in our landfills. For the six months ended June 30, 2017, landfill volumes decreased 2.2% from the comparable period in 2016. The utilization rate at our incinerators was 83.1% on a practical capacity of 561,721 tons for the six months ended June 30, 2017, compared with 87.3% on a practical capacity of 491,721 tons in the comparable period of 2016.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$158,699	$156,416	$2,283	1.5%	$284,001	$279,915	$4,086	1.5%
Industrial and Field Services direct revenues for the three and six months ended June 30, 2017 increased $2.3 million and $4.1 million from the comparable period in 2016. Included in the three and six months ended June 30, 2016 results was $19.3 million and $30.0 million of direct revenues from our Catalyst Services business, which we sold on September 1, 2016. Excluding those direct revenues Industrial and Field Services direct revenues for the three and six months ended June 30, 2017 increased $21.6 million and $34.1 million, respectively, primarily due to increased turnaround work in Western Canada and overall greater levels of project work within the industrial services business resulting in an increase to direct revenues of $15.8 million and $23.5 million, respectively. Our field services business, which has benefited from opening new locations at existing sites used by our other operating segments and increased overall demand for services, increased direct revenues in the three and six months ended June 30, 2017 $5.5 million and $13.9 million, respectively.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$271,315	$248,624	$22,691	9.1%	$532,150	$467,430	$64,720	13.8%
Safety-Kleen direct revenues for the three months ended June 30, 2017 increased $22.7 million from the comparable period in 2016 primarily from more favorable pricing and increases from acquisitions. Increased base and blended oil volumes from acquisitions and pricing accounted for $22.6 million of incremental direct revenue from the comparable period in 2016. Growth across the rest of the business was offset by lower revenues from collections of used motor oil as prices charged for such services decreased in the current period.

Safety-Kleen direct revenues for the six months ended June 30, 2017 increased $64.7 million from the comparable period in 2016 primarily from more favorable pricing, acquisitions and organic growth in the business. Increased base and blended oil volumes from acquisitions and pricing accounted for $35.1 million of incremental direct revenue from the comparable period in 2016. Growth across our other business lines, most notably our used motor oil collection, acquired packaging and blending business and containerized waste services businesses, accounted for $29.7 million of incremental growth from the comparable period in 2016.
Oil, Gas and Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$27,995	$26,375	$1,620	6.1%	$60,605	$65,882	$(5,277)	(8.0)%
Oil, Gas and Lodging Services direct revenues for the three months ended June 30, 2017 increased $1.6 million from the comparable period in 2016 primarily due to increases in average rigs serviced partially offset by decreased manufacturing revenues.
Oil, Gas and Lodging Services direct revenues for the six months ended June 30, 2017 decreased $5.3 million from the comparable period in 2016 primarily due to decreased manufacturing revenues and seismic support services partially offset by an increase in average rigs serviced.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions as well as other cost reduction initiatives in an effort to optimize our operating margins.
Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$200,096	$176,908	$23,188	13.1%	$391,219	$350,954	$40,265	11.5%
As a % of Direct Revenue	67.9%	66.7%		1.2%	69.1%	67.5%		1.6%
Technical Services cost of revenues for the three and six months ended June 30, 2017 increased $23.2 million and $40.3 million from the comparable periods in 2016 primarily due to increases in equipment and supply costs of $7.3 million and $12.7 million, respectively, labor related costs of $5.2 million and $10.4 million, respectively, and transportation, disposal and fuel costs of $6.8 million and $11.3 million, respectively. These increases during the three and six months ended June 30, 2017 were related to higher activity levels during those periods, increases in operating costs associated with the new El Dorado incinerator and continued start-up activities related to our other strategic growth initiatives and resulted in increased costs as a percentage of direct revenues.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$122,463	$120,456	$2,007	1.7%	$229,949	$227,748	$2,201	1.0%
As a % of Direct Revenue	77.2%	77.0%		0.2%	81.0%	81.4%		(0.4)%
Industrial and Field Services cost of revenues for the three months ended June 30, 2017 increased $2.0 million from the comparable period in 2016. Included in the results for the three months ended June 30, 2016 was $15.0 million of cost of revenues from our Catalyst Services business, which we sold on September 1, 2016. Excluding those costs, Industrial and Field Services cost of revenues for the three months ended June 30, 2017 increased $17.0 million from the comparable period in 2016 primarily due to increases in equipment and supply costs of $8.9 million and labor related costs of $7.2 million resulting from incremental revenues generated during the period.
Industrial and Field Services cost of revenues for the six months ended June 30, 2017 increased $2.2 million from the comparable period in 2016. Included in the six months ended June 30, 2016 results was $25.2 million of cost of revenues from our Catalyst Services business, which we sold on September 1, 2016. Excluding those costs, Industrial and Field Services cost of revenues for the six months ended June 30, 2017 increased $27.4 million from the comparable period in 2016 primarily due to increases in equipment and supply costs of $11.3 million, labor related costs of $11.0 million, transportation, disposal and fuel costs of $1.6 million and an additional $3.5 million spread across various expense categories as a result of incremental revenues generated during the period.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$172,684	$160,598	$12,086	7.5%	$344,433	$308,027	$36,406	11.8%
As a % of Direct Revenue	63.6%	64.6%		(1.0)%	64.7%	65.9%		(1.2)%
Safety-Kleen cost of revenues for the three months ended June 30, 2017 increased $12.1 million from the comparable period in 2016 primarily due to increases in labor related costs of $4.7 million, transportation, disposal and fuel costs of $3.5 million and equipment and supply costs of $3.1 million. As a percentage of direct revenues, these costs decreased 1.0% primarily as a result of greater direct revenue levels being achieved partially offset by higher maintenance costs in the re-refinery network.
Safety-Kleen cost of revenues for the six months ended June 30, 2017 increased $36.4 million from the comparable period in 2016 primarily due to increases in equipment and supply costs of $12.2 million, labor related costs of $9.1 million, transportation, disposal and fuel costs of $5.5 million and an additional $9.6 million spread across various expense categories. As a percentage of direct revenues, these costs decreased 1.2% primarily as a result of greater direct revenue levels being achieved partially offset by higher maintenance costs in the re-refinery network.
Oil, Gas and Lodging Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$24,483	$24,167	$316	1.3%	$53,735	$58,322	$(4,587)	(7.9)%
As a % of Direct Revenue	87.5%	91.6%		(4.1)%	88.7%	88.5%		0.2%
Oil, Gas and Lodging Services cost of revenues for the three months ended June 30, 2017 remained flat from the comparable period in 2016. As a percentage of direct revenues, these costs decreased 4.1% primarily as a result of greater direct revenue levels being achieved while maintaining the businesses cost structure.
Oil, Gas and Lodging Services cost of revenues for the six months ended June 30, 2017 decreased $4.6 million from the comparable period in 2016 primarily due to decreases in supplies and material costs of $4.5 million as the business generated lower direct revenues during the period.
Selling, General and Administrative ("SG&A") Expenses
Selling, General and Administrative expenses represent costs incurred in aspects of our business which are directly attributable to the sale of our services and/or products. We strive to manage such costs commensurate with the overall performance of our segments and corresponding revenue levels. We believe that our ability to properly align these costs with overall business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.

Technical Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$21,720	$19,576	$2,144	11.0%	$43,094	$39,469	$3,625	9.2%
As a % of Direct Revenue	7.4%	7.4%		—%	7.6%	7.6%		—%
Technical Services selling, general and administrative expenses for the three and six months ended June 30, 2017 increased $2.1 million and $3.6 million from the comparable periods in 2016 due to increased salaries, benefits and variable compensation of $2.1 million and $2.6 million, respectively. These increases were consistent with the growth of the business during those periods as compared to the comparable periods in 2016.
Industrial and Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$14,752	$16,000	$(1,248)	(7.8)%	$30,655	$31,774	$(1,119)	(3.5)%
As a % of Direct Revenue	9.3%	10.2%		(0.9)%	10.8%	11.4%		(0.6)%
Industrial and Field Services selling, general and administrative expenses for the three and six months ended June 30, 2017 decreased $1.2 million and $1.1 million from the comparable periods in 2016. Included in the three and six months ended June 30, 2016 results were $1.2 million and $2.5 million, respectively, of selling, general and administrative expenses from our Catalyst Services business, which we sold on September 1, 2016. Excluding those costs, Industrial and Field Services selling, general and administrative expenses for the three and six months ended June 30, 2017 remained consistent from the comparable periods in 2016.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$38,350	$32,792	$5,558	16.9%	$75,068	$64,114	$10,954	17.1%
As a % of Direct Revenue	14.1%	13.2%		0.9%	14.1%	13.7%		0.4%
Safety-Kleen selling, general and administrative expenses for the three and six months ended June 30, 2017 increased $5.6 million and $11.0 million from the comparable periods in 2016 primarily due to salaries, benefits and variable compensation of $3.2 million and $5.8 million, respectively, and an additional $2.4 million and $5.2 million, respectively, primarily related to costs generated from strategic initiatives in the areas of sales and centralization activities associated with this segment.
Oil and Gas Field Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$3,244	$3,407	$(163)	(4.8)%	$6,812	$7,449	$(637)	(8.6)%
As a % of Direct Revenue	11.6%	12.9%		(1.3)%	11.2%	11.3%		(0.1)%
Oil, Gas and Lodging Services selling, general and administrative expenses for the three and six months ended June 30, 2017 remained flat from the comparable period in 2016 as management continues to focus on proper alignment of its costs structure for this business.

Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$34,228	$35,288	$(1,060)	(3.0)%	$68,886	$68,741	$145	0.2%
Corporate Items selling, general and administrative expenses for the three months ended June 30, 2017 decreased $1.1 million from the comparable period in 2016 primarily due to a decrease in professional fees of $0.6 million and insurance related costs of $0.4 million.
Corporate Items selling, general and administrative expenses for the six months ended June 30, 2017 increased $0.1 million from the comparable period in 2016 primarily due to an increase to variable compensation of $2.2 million partially offset by a decrease in severance costs of $2.0 million.
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

	For the Three Months Ended				For the Six Months Ended
	June 30, 2017	June 30, 2016	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change
Adjusted EBITDA:
Technical Services	$73,080	$68,891	$4,189	6.1%	$131,567	$129,289	$2,278	1.8%
Industrial and Field Services	21,484	19,960	1,524	7.6	23,397	20,393	3,004	14.7
Safety-Kleen	60,281	55,234	5,047	9.1	112,649	95,289	17,360	18.2
Oil, Gas and Lodging Services	268	(1,199)	1,467	122.4	58	111	(53)	(47.7)
Corporate Items	(34,422)	(32,441)	(1,981)	(6.1)	(66,845)	(67,317)	472	0.7
Total	$120,691	$110,445	$10,246	9.3%	$200,826	$177,765	$23,061	13.0%
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors and discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.
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

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$25,880	$3,966	$4,487	$(16,905)
Accretion of environmental liabilities	2,416	2,548	4,706	5,053
Depreciation and amortization	71,531	73,393	143,943	142,295
Other expense	833	189	2,382	539
Loss on early extinguishment of debt	6,045	—	6,045	—
Gain on sale of business	(31,722)	—	(31,722)	—
Interest expense, net	22,492	21,647	45,068	40,627
Provision for income taxes	23,216	8,702	25,917	6,156
Adjusted EBITDA	$120,691	$110,445	$200,826	$177,765

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$61,839	$63,456	$(1,617)	(2.5)%	$125,166	$122,797	$2,369	1.9%
Permits and other intangibles amortization	9,692	9,937	(245)	(2.5)	18,777	19,498	(721)	(3.7)
Total depreciation and amortization	$71,531	$73,393	$(1,862)	(2.5)%	$143,943	$142,295	$1,648	1.2%

Depreciation and amortization decreased $1.9 million for the three months ended June 30, 2017 from the comparable period in 2016 and increased $1.6 million for the six months ended June 30, 2017 from the comparable period in 2016.
Loss on Early Extinguishment of Debt

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Loss on early extinguishment of debt	$(6,045)	$—	$(6,045)	100%	$(6,045)	$—	$(6,045)	100%
During the second quarter of 2017, we recorded a $6.0 million loss on the early extinguishment of debt in connection with the extinguishment of $296.2 million previously outstanding senior unsecured notes. The loss consisted of $4.6 million paid in excess of par in order to extinguish the debt prior to maturity and non-cash expenses of $1.4 million related to the write-off of unamortized financing costs. For additional information regarding our financing arrangements, see Note 11, "Financing Arrangements" to the accompanying financial statements.
Gain on sale of business

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Gain on sale of business	$31,722	$—	$31,722	100%	$31,722	$—	$31,722	100%
During the three and six months ended June 30, 2017, we recorded a $31.7 million gain on the sale of a non-core line of business within our Technical Services operating segment. For additional information regarding this gain on sale of business, see Note 4, "Disposition of Business" to the accompanying financial statements.

Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2017 over 2016		June 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision for income taxes	$23,216	$8,702	$14,514	166.8%	$25,917	$6,156	$19,761	321.0%
The income tax provision for the three and six months ended June 30, 2017 increased $14.5 million and $19.8 million, respectively, as compared to the comparable period in 2016. The increase in the provision in the three and six months ended June 30, 2017 was due to the increases in taxable income, primarily from the gain on sale of the Transformer Services business. Our effective tax rate for the three and six months ended June 30, 2017 was 47.3% and 85.2%, respectively, compared to 68.7% and 57.3%, respectively, for the same periods in 2016. The variations in the effective income tax rates for the three and six months ended June 30, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities and in the second quarter of 2017 the tax expense associated with the gain on the sale of the Transformer Services business.
Liquidity and Capital Resources

	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Net cash from operating activities	$116,931	$120,051
Net cash used in investing activities	(50,370)	(181,421)
Net cash from financing activities	70,702	225,162
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2017 was $116.9 million, a decrease of $3.1 million from the comparable period in 2016. The change was primarily due to the interest payment on June 30, 2017 of $6.4 million in connection with the early extinguishment of debt. In 2016, such interest payment was made in the third quarter. The change was also due to an increase in accounts receivable and unbilled accounts receivable as a result of increased incremental revenues during the six month ended June 30, 2017 partially offset by decreases in other current assets.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2017 was $50.4 million, a decrease of $131.1 million from the comparable period in 2016. The change was primarily driven by a decrease in cash paid for additions to property, plant and equipment, which was greater during the six months ended June 30, 2016 primarily due to the construction of our new hazardous waste incinerator at our El Dorado, Arkansas site which came online in the first quarter of 2017. During the six months ended June 30, 2017, we also had a decrease in cash paid for acquisitions as compared to the six months ended June 30, 2016 and received proceeds of $46.4 million, which consisted of $44.4 million from the sale of our Transformer Services business net of transactional costs and $2.0 million due to finalizing working capital adjustments associated with the sale of our Catalyst Services business. In the last twelve months, we have received proceeds of approximately $93.5 million from divestitures of non-core businesses, including $46.4 million in 2017.
Net cash from financing activities
Net cash from financing activities for the six months ended June 30, 2017 was $70.7 million, compared with net cash from financing activities of $225.2 million for the comparable period in 2016. On June 30, 2017, we entered into a $400.0 million senior secured Credit Agreement and used the proceeds to purchase approximately $296.2 million aggregate principal amount of our previously outstanding 2020 Notes. On March 17, 2016, we completed the issuance of $250.0 million in aggregate principle amount of 5.125% senior unsecured notes due 2021.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management and investors about our strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, such as taxes paid in connection with divestitures less additions to property, plant and equipment plus proceeds from sales of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash from operating activities	$116,931	$120,051
Additions to property, plant and equipment	(88,742)	(123,529)
Proceeds from sales of fixed assets	2,121	2,668
Adjusted free cash flow	$30,310	$(810)
Working Capital
At June 30, 2017, cash and cash equivalents totaled $446.4 million, compared to $307.0 million at December 31, 2016. At June 30, 2017, cash and cash equivalents held by our foreign subsidiaries totaled $50.8 million and were readily convertible into other foreign currencies including U.S. dollars. At June 30, 2017, the cash and cash equivalent balance for our U.S. operations was $395.5 million, and our U.S. operations had net operating cash flow of $108.9 million for the six months ended June 30, 2017. Additionally, we have a $400.0 million revolving credit facility of which approximately $225.3 million was available to borrow at June 30, 2017. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. We also believe that cash held by our foreign subsidiaries will be required to fund those foreign operations. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S. On July 14, 2017, we acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $43.0 million ($34.0 million USD) in cash and subject to customary post-closing adjustments.
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
Financing Arrangements
The financing arrangements and principal terms of our $503.8 million principal amount of 5.25% senior unsecured notes due 2020, $845.0 million principal amount of 5.125% senior unsecured notes due 2021 and $400.0 million senior secured notes due 2024 which were outstanding at June 30, 2017, and our $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included herein.
As of June 30, 2017, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
On August 1, 2017, we redeemed approximately $103.8 million aggregate principal amount of 2020 Notes paid through the remaining net proceeds of the Term Loan financing plus available cash.
Common Stock Repurchase Program
On March 13, 2015, our board of directors authorized the repurchase of up to $300 million of our common stock. We have funded and intend to continue to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market from time to time in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors including share price, cash required for business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the three and six months ended June 30, 2017, we repurchased and retired a total of 0.1 million shares and 0.2 million shares, respectively, of our common stock for a total cost of $5.5 million and $12.3 million, respectively. During the three and six months ended June 30, 2016, we repurchased and retired a total of

0.1 million shares and 0.2 million shares, respectively, of our common stock for a total cost of $5.1 million and $10.1 million, respectively. Through June 30, 2017, we have repurchased and retired a total of 4.1 million shares of our common stock for a total cost of $212.1 million under this program. As of June 30, 2017, an additional $87.9 million remains available for repurchase of shares under the current authorized program.
Environmental Liabilities

(in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
Closure and post-closure liabilities	$59,793	$58,331	$1,462	2.5%
Remedial liabilities	126,159	128,007	(1,848)	(1.4)
Total environmental liabilities	$185,952	$186,338	$(386)	(0.2)%
Total environmental liabilities as of June 30, 2017 were $186.0 million, a decrease of $0.4 million, compared to the liabilities as of December 31, 2016 primarily due to expenditures of $6.1 million and an adjustment related to the disposition of a business of $1.2 million partially offset by accretion of $4.7 million as well as new asset retirement obligations and measurement period adjustments associated with prior period acquisitions of $2.0 million.
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
Capital Expenditures
We anticipate that 2017 capital spending, net of disposals, will be in the range of $160.0 million to $170.0 million. However, changes in environmental regulations or unscheduled capital needs could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first six months of 2017 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that, as of both December 31, 2016 and June 30, 2017, we have seven reporting units. Our Technical Services, Industrial Services, Field Services, Kleen Performance Products, SK Environmental Services, Oil and Gas Field Services and Lodging Services each constitutes a reporting unit. The results of operations for our Industrial Services and Field Services reporting units are included in our Industrial and Field Services segment, the results of operations for our SK Environmental and Kleen Performance Products reporting units are included in our Safety-Kleen segment, and the results of operations for our Oil and Gas Field Services and Lodging Services reporting units are included in our Oil, Gas and Lodging Services segment.

We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill is allocated as of December 31, 2016 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases except for our Industrial Services and Kleen Performance Products reporting units, the estimated fair value of each reporting unit significantly exceeded its carrying value. The annual impairment test fair value for all of our reporting units is determined using an income approach (a discounted cash flow analysis) which incorporates several underlying estimates and assumptions with varying degrees of uncertainty. The discounted cash flow analyses include estimated cash flows for a discrete five year future period and for a terminal period thereafter. In all instances, we corroborate our estimated fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units. As part of the annual test we also perform a reconciliation of the total estimated fair values of all reporting units to our market capitalization.

During the six months ended June 30, 2017, we continued to evaluate the Industrial Services and Kleen Performance Products reporting units’ performance and monitor for events or changes in circumstances which might indicate that the estimated fair values of these reporting units were below their carrying value. No such events or changes in circumstances existed in the three months ended June 30, 2017.
As a result of the sale of the Transformer Services business, we assessed qualitative factors to determine if it was more likely than not the estimated fair value of the remaining Technical Services reporting unit was less than its carrying value. Based on our assessment of these factors, the performance of the Technical Services business to-date relative to budget, and the fact that the estimated fair value of the Technical Services reporting unit significantly exceeded its carrying value at year-end, we noted no indicators of impairment for the remaining Technical Services reporting unit as of June 30, 2017.
Other Long-Lived Assets. As of June 30, 2017, the Oil and Gas Field Services reporting unit had other long-lived assets consisting of: property, plant and equipment, net of $79.0 million and intangible assets of $3.8 million. In consideration of the reporting unit's continued lower than historical results and overall slowdown in the oil and gas related industries, we continue to monitor the carrying value of the segment's long-lived assets and assess the risk of asset impairment. As a result of analyses performed as of June 30, 2017, we concluded that no impairment of intangible or other long-lived assets then existed.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2017 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the six months ended June 30, 2017, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2017 through April 30, 2017	9,685	$55.63	—	$93,326,988
May 1, 2017 through May 31, 2017	58,765	$58.44	57,327	$89,976,396
June 1, 2017 through June 30, 2017	44,769	$58.07	36,503	$87,866,072
Total	113,219	$58.05	93,830	$87,866,072
______________________

(1)	Includes 19,389 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	August 2, 2017

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	August 2, 2017