Form 10-Q
period 2017-09-30
CLEAN HARBORS INC
filed 2017-11-01
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	56,933,498
(Class)	(Outstanding as of October 27, 2017)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$361,658	$306,997
Accounts receivable, net of allowances aggregating $28,537 and $29,249, respectively	531,696	496,226
Unbilled accounts receivable	40,933	36,190
Deferred costs	20,237	18,914
Inventories and supplies	173,097	178,428
Prepaid expenses and other current assets	32,637	56,116
Total current assets	1,160,258	1,092,871
Property, plant and equipment, net	1,611,971	1,611,827
Other assets:
Goodwill	478,728	465,154
Permits and other intangibles, net	477,639	498,721
Other	19,757	13,347
Total other assets	976,124	977,222
Total assets	$3,748,353	$3,681,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$4,000	$—
Accounts payable	223,599	229,534
Deferred revenue	69,236	64,397
Accrued expenses	213,189	190,721
Current portion of closure, post-closure and remedial liabilities	19,516	20,016
Total current liabilities	529,540	504,668
Other liabilities:
Closure and post-closure liabilities, less current portion of $4,077 and $6,220, respectively	55,762	52,111
Remedial liabilities, less current portion of $15,439 and $13,796, respectively	110,074	114,211
Long-term obligations, less current portion	1,625,971	1,633,272
Deferred taxes, unrecognized tax benefits and other long-term liabilities	298,659	293,417
Total other liabilities	2,090,466	2,093,011
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 56,926,549 and 57,297,978 shares, respectively	569	573
Shares held under employee participation plan	—	(469)
Additional paid-in capital	708,358	725,670
Accumulated other comprehensive loss	(169,468)	(214,326)
Accumulated earnings	588,888	572,793
Total stockholders’ equity	1,128,347	1,084,241
Total liabilities and stockholders’ equity	$3,748,353	$3,681,920
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Service revenues	$612,352	$594,225	$1,783,506	$1,709,018
Product revenues	143,494	135,295	414,069	354,095
Total revenues	755,846	729,520	2,197,575	2,063,113
Cost of revenues (exclusive of items shown separately below)
Service revenues	412,369	385,542	1,215,812	1,148,212
Product revenues	107,226	106,373	320,171	287,984
Total cost of revenues	519,595	491,915	1,535,983	1,436,196
Selling, general and administrative expenses	113,252	110,954	337,767	322,501
Accretion of environmental liabilities	2,347	2,476	7,053	7,529
Depreciation and amortization	72,989	73,360	216,932	215,655
Goodwill impairment charge	—	34,013	—	34,013
Income from operations	47,663	16,802	99,840	47,219
Other expense	(432)	(198)	(2,814)	(737)
Loss on early extinguishment of debt	(1,846)	—	(7,891)	—
(Loss) gain on sale of businesses	(77)	16,431	31,645	16,431
Interest expense, net of interest income of $573, $196, $1,098 and $571, respectively	(20,675)	(21,565)	(65,743)	(62,192)
Income before provision for income taxes	24,633	11,470	55,037	721
Provision for income taxes	12,575	21,725	38,492	27,881
Net income (loss)	$12,058	$(10,255)	$16,545	$(27,160)
Earnings (loss) per share:
Basic	$0.21	$(0.18)	$0.29	$(0.47)
Diluted	$0.21	$(0.18)	$0.29	$(0.47)
Shares used to compute earnings (loss) per share - Basic	57,033	57,487	57,149	57,575
Shares used to compute earnings (loss) per share - Diluted	57,195	57,487	57,280	57,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$12,058	$(10,255)	$16,545	$(27,160)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities (net of tax (benefit) of $7, $(238), $129 and $(238), respectively)	11	(164)	170	(358)
Reclassification adjustment for losses on available-for-sale securities included in net income (loss) (net of taxes of $0, $0, $79 and $0, respectively)	—	—	143	—
Foreign currency translation adjustments	23,698	(1,147)	44,545	43,706
Other comprehensive income (loss)	23,709	(1,311)	44,858	43,348
Comprehensive income (loss)	$35,767	$(11,566)	$61,403	$16,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$16,545	$(27,160)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	216,932	215,655
Goodwill impairment charge	—	34,013
Allowance for doubtful accounts	5,635	6,203
Amortization of deferred financing costs and debt discount	2,562	2,685
Accretion of environmental liabilities	7,053	7,529
Changes in environmental liability estimates	(312)	(349)
Deferred income taxes	184	(28,826)
Stock-based compensation	9,212	7,735
Excess tax benefit of stock-based compensation	—	(21)
Net tax deficiency on stock based awards	—	(642)
Other expense	2,814	1,247
Gain on sale of business	(31,645)	(16,431)
Loss on early extinguishment of debt	7,891	—
Environmental expenditures	(10,078)	(9,374)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(38,122)	(32,944)
Inventories and supplies	(4,975)	(13,722)
Other current assets	18,305	5,619
Accounts payable	(7,085)	(11,951)
Other current and long-term liabilities	26,553	39,561
Net cash from operating activities	221,469	178,827
Cash flows used in investing activities:
Additions to property, plant and equipment	(127,736)	(175,348)
Proceeds from sale and disposal of fixed assets	5,375	3,982
Acquisitions, net of cash acquired	(44,432)	(207,089)
Proceeds on sale of businesses, net of transactional costs	46,339	47,134
Additions to intangible assets, including costs to obtain or renew permits	(1,348)	(1,920)
Purchases of available-for-sale securities	—	(598)
Proceeds from sale of investments	376	—
Net cash used in investing activities	(121,426)	(333,839)
Cash flows from financing activities:
Change in uncashed checks	(8,657)	(7,084)
Proceeds from exercise of stock options	46	230
Issuance of restricted shares, net of shares remitted	(2,321)	(2,500)
Repurchases of common stock	(24,465)	(15,869)
Deferred financing costs paid	(5,746)	(2,614)
Excess tax benefit of stock-based compensation	—	21
Premiums paid on early extinguishment of debt	(6,028)	—
Principal payment on debt	(401,000)	—
Issuance of senior secured notes, net of discount	399,000	—
Issuance of senior unsecured notes, including premium	—	250,625
Net cash (used in) from financing activities	(49,171)	222,809
Effect of exchange rate change on cash	3,789	5,352
Increase in cash and cash equivalents	54,661	73,149
Cash and cash equivalents, beginning of period	306,997	184,708
Cash and cash equivalents, end of period	$361,658	$257,857
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$67,550	$66,261
Income taxes paid	14,321	27,196
Non-cash investing and financing activities:
Accrual for repurchased shares	—	479
Property, plant and equipment accrued	14,509	18,181
Transfer of inventory to property, plant and equipment	12,641	—
Receivable for estimated purchase price adjustment	—	1,910
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan		Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value		Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2017	57,298	$573	$(469)	$725,670	$(214,326)	$572,793	$1,084,241
Cumulative effect of change in accounting for stock based compensation	—	—	—	681	—	(450)	231
Net income	—	—	—	—	—	16,545	16,545
Other comprehensive income	—	—	—	—	44,858	—	44,858
Stock-based compensation	—	—	—	9,212	—	—	9,212
Issuance of restricted shares, net of shares remitted	100	1	—	(2,322)	—	—	(2,321)
Shares held under employee participation plan	(25)	—	469	(469)	—	—	—
Repurchases of common stock	(448)	(5)	—	(24,460)	—	—	(24,465)
Exercise of stock options	2	—	—	46	—	—	46
Balance at September 30, 2017	56,927	$569	$—	$708,358	$(169,468)	$588,888	$1,128,347

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
Reclassifications
As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, in the fourth quarter of 2016 the Company changed the manner in which it manages its business, makes operating decisions and assesses the Company's performance. The Company's operations are now managed in six operating segments: Technical Services, Industrial Services, Field Services, Safety-Kleen, Oil and Gas Field Services and Lodging Services. For purposes of segment disclosure the Industrial Services and Field Services operating segments have been aggregated into a single reportable segment based upon their similar economic and other characteristics, and the Oil and Gas Field Services and Lodging Services operating segments have been combined as they do not meet the quantitative thresholds for separate presentation. The amounts presented for the three and nine months ended September 30, 2016 have been recast to reflect the impact of such changes. These reclassifications and adjustments had no effect on consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.
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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Stock-based compensation excess tax benefits or deficiencies are now reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. Additionally, the Consolidated Statements of Cash Flows now include excess tax benefits as an operating activity. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash from operating activities and net cash from financing activities in the accompanying consolidated statement of cash flows for the period ended September 30, 2016 unchanged. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of this update, the Company recorded a cumulative-effect adjustment that reduced beginning retained earnings by $0.5 million, net of tax.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendment provides updated guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company early adopted the amendments in the Update on a retrospective basis in the second quarter of fiscal year 2017. As a result of adoption, the Company has recorded cash paid in the second and third quarters of 2017 for debt prepayment and extinguishment costs as financing activities in the accompanying consolidated statements of cash flows.
Standard to be implemented
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In March 2016, FASB issued ASU 2016-08, which reduces the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In April 2016, FASB issued ASU 2016-10, which reduces the potential for diversity in initial application, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In May 2016, FASB issued ASU 2016-12, which provided narrow scope improvements and practical expedients on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. ASU 2014-09 is currently effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company expects that it will adopt ASU 2014‑09 beginning in the first quarter of 2018 and continues its evaluation of the impact of the new standard on its accounting policies, disclosures, processes, and system requirements. The Company has assigned internal resources to assist in this implementation project and believes that the project is progressing timely. The Company currently anticipates adopting this ASU using the modified retrospective method. While the Company’s impact assessment is not yet complete, based on the results of its work to date, it currently does not expect the application of the new standard to have a material impact to its consolidated financial statement results. As the Company completes its evaluation of this new standard, the Company's preliminary assessments could change.

In October 2016, the FASB issued ASU 2016-16, Income Tax - Intra-Entity Transfers of Assets Other than Inventory. The amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendment should be applied using a modified retrospective basis and are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendment is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The amendment should be applied using a full retrospective method or a modified retrospective method and are effective at the same time as ASU 2014-09. Further, the Company is required to adopt ASU 2017-05 at the same time that it adopts the guidance in ASU 2014-09. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment is meant to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendment should be applied prospectively to an award modified on or after the adoption date and are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

(3) BUSINESS COMBINATIONS
2017 Acquisitions

On September 22, 2017, the Company acquired a privately held company which manufactures and sells part washer machines and related equipment for approximately $2.1 million. The acquired company is included in the Safety-Kleen operating segment. In connection with this acquisition a preliminary goodwill amount of $0.7 million was recognized.

On July 14, 2017, the Company acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $41.8 million, ($33.1 million USD), net of cash acquired, which included an equity payout of CAD $0.72 per share to Lonestar shareholders and the assumption of approximately CAD $21.3 million ($16.8 million USD) in outstanding debt, which Clean Harbors subsequently repaid. The acquisition is expected to support the Company's growth in the daylight and hydro excavation services markets. In addition to increasing the size of the Company's hydro vac fleet, Lonestar's network of locations will provide the Company with direct access to key geographic markets in both the United States and Canada. The acquired company will be included in the Industrial and Field Services segment. In connection with this acquisition a preliminary goodwill amount of $3.0 million was recognized.

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

(4) DISPOSITION OF BUSINESSES
2017 Disposition

On June 30, 2017, the Company completed the sale of its Transformer Services business, as part of its continuous focus on improving or divesting certain non-core operations. The Transformer Services business was a non-core business previously included within the Technical Services operating segment and was sold for approximately $46.5 million ($44.4 million net of $2.1 million in transactional related costs) subject to potential adjustments from customary post-closing conditions. As a result of the sale, the Company has recognized in the nine months ended September 30, 2017, a pre-tax gain $31.6 million which is included in (loss) gain on sale of business in the Company’s consolidated statement of operations.

The following table presents the carrying amounts of the Company's Transformer Services business that was disposed of on June 30, 2017 (in thousands):

June 30, 2017
Total current assets	$7,241
Property, plant and equipment, net	8,773
Total other assets	1,681
Total assets divested	$17,695
Total current liabilities	3,849
Total other liabilities	1,170
Total liabilities divested	$5,019
Net carrying value divested	$12,676

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income before provision for income taxes	$—	$318	$2,771	$2,111

2016 Disposition

On September 1, 2016, the Company completed the sale of its Catalyst Services business, which was a non-core business previously included within the Industrial and Field Services segment. During the first quarter of 2017, the Company and the buyer of the Catalyst Services business agreed to final working capital amounts and as a result the Company received $2.0 million of additional final sale proceeds.

The following table presents the income before provision for (loss) income taxes attributable to the Catalyst Services business included in the Company's consolidated results of operations for three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
(Loss) income before provision for income taxes	$(1,218)	$290

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Oil and oil products	$57,602	$52,158
Supplies and drums	93,654	90,610
Solvent and solutions	8,680	8,566
Modular camp accommodations	1,945	15,255
Other	11,216	11,839
Total inventories and supplies	$173,097	$178,428
As of September 30, 2017 and December 31, 2016, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze. Supplies and drums consist primarily of drums and containers as well as critical spare parts to support its incinerator and re-refinery operations. During the second quarter of 2017, $12.6 million of modular camp accommodations inventory was transferred to and included as camp equipment within the Company's property, plant and equipment amount as such assets will be utilized in the Company's ongoing camp and lodging operations.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$121,806	$120,575
Asset retirement costs (non-landfill)	14,905	14,567
Landfill assets	143,503	139,708
Buildings and improvements	411,006	373,160
Camp equipment	171,163	152,740
Vehicles	613,767	541,022
Equipment	1,628,256	1,483,736
Furniture and fixtures	5,586	5,492
Construction in progress	52,523	146,904
	3,162,515	2,977,904
Less - accumulated depreciation and amortization	1,550,544	1,366,077
Total property, plant and equipment, net	$1,611,971	$1,611,827
Interest in the amount of $0.2 million and $0.4 million was capitalized to fixed assets during the three and nine months ended September 30, 2017, respectively. Interest in the amount of $1.5 million and $4.0 million was capitalized to fixed assets during the three and nine months ended September 30, 2016, respectively. Depreciation expense, inclusive of landfill amortization, was $64.0 million and $189.2 million for the three and nine months ended September 30, 2017, respectively. Depreciation expense, inclusive of landfill amortization, was $62.6 million and $185.4 million for the three and nine months ended September 30, 2016, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2017 were as follows (in thousands):

	Technical Services	Industrial & Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Totals
Balance at January 1, 2017	$61,116	$107,968	$296,070	$—	$465,154
Increase from current period acquisitions	—	2,999	5,613	—	8,612
Measurement period adjustments from prior period acquisitions	—	—	2,186	—	2,186
Decrease from disposition of business	(1,300)	—	—	—	(1,300)
Foreign currency translation and other	338	1,398	2,340	—	4,076
Balance at September 30, 2017	$60,154	$112,365	$306,209	$—	$478,728
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
As a result of the sale of the Transformer Services business discussed in Note 4, "Disposition of Businesses", to the accompanying financial statements, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the remaining Technical Services reporting unit was less than its carrying value. As a result of its qualitative assessment, the Company noted no indicators of impairment for the remaining Technical Services reporting unit existed as of the date of sale.
As of September 30, 2017 and December 31, 2016, the Company's total finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	September 30, 2017				December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Period (in years)
Permits	$174,571	$72,788	$101,783	21.2	$171,637	$67,301	$104,336	18.9
Customer and supplier relationships	398,778	151,744	247,034	11.5	393,426	127,462	265,964	12.2
Other intangible assets	36,077	31,414	4,663	7.3	34,254	28,456	5,798	7.1
Total amortizable permits and other intangible assets	609,426	255,946	353,480	14.2	599,317	223,219	376,098	13.9
Trademarks and trade names	124,159	—	124,159	Indefinite	122,623	—	122,623	Indefinite
Total permits and other intangible assets	$733,585	$255,946	$477,639		$721,940	$223,219	$498,721
Amortization expense of permits and other intangible assets was $8.9 million and $27.7 million for the three and nine months ended September 30, 2017, respectively. Amortization expense of permits and other intangible assets was $10.8 million and $30.3 million for the three and nine months ended September 30, 2016, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2017 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2017 (three months)	$9,039
2018	34,463
2019	31,521
2020	29,206
2021	26,747
Thereafter	222,504
$353,480

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Insurance	$59,552	$63,061
Interest	18,321	21,536
Accrued compensation and benefits	52,408	34,641
Income, real estate, sales and other taxes	49,892	35,083
Other	33,016	36,400
	$213,189	$190,721
As of September 30, 2017 and December 31, 2016, other accrued expenses included accrued legal matters of $1.0 million and $3.8 million, respectively, and accrued severance charges of $1.3 million and $2.9 million, respectively.

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2017 through September 30, 2017 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2017	$30,630	$27,701	$58,331
Liabilities assumed in acquisitions	—	27	27
Measurement period adjustments from prior period acquisitions	—	596	596
New asset retirement obligations	1,376	—	1,376
Adjustment related to disposition of business	—	(1,170)	(1,170)
Accretion	1,658	1,882	3,540
Changes in estimates recorded to statement of operations	(131)	(126)	(257)
Changes in estimates recorded to balance sheet	—	(284)	(284)
Expenditures	(2,269)	(352)	(2,621)
Currency translation and other	182	119	301
Balance at September 30, 2017	$31,446	$28,393	$59,839
All of the landfill facilities included in the above were active as of September 30, 2017. There were no significant charges (benefits) in 2017 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first nine months of 2017 were discounted at the credit-adjusted risk-free rate of 6.32%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the nine months ended September 30, 2017 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2017	$1,777	$64,151	$62,079	$128,007
Measurement period adjustments from prior period acquisitions	—	—	504	504
Accretion	64	1,976	1,473	3,513
Changes in estimates recorded to statement of operations	(34)	(277)	256	(55)
Expenditures	(30)	(3,099)	(4,328)	(7,457)
Currency translation and other	(1)	2,742	(1,740)	1,001
Balance at September 30, 2017	$1,776	$65,493	$58,244	$125,513
In the nine months ended September 30, 2017, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2017	December 31, 2016
Senior secured notes due June 30, 2024 ("Term Loan"), current	$4,000	$—
Current portion of long-term obligations, at carrying value	$4,000	$—

Senior secured notes due June 30, 2024	$395,000	$—
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	400,000	800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations	$1,640,000	$1,645,000
Unamortized debt issuance costs and debt discount/premium, net	(14,029)	(11,728)
Long-term obligations, at carrying value	$1,625,971	$1,633,272

Total current and long-term obligations, at carrying value	$1,629,971	$1,633,272

On June 30, 2017, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into a $400.0 million senior secured Credit Agreement (the "Term Loan Agreement"). Loans under the Term Loan Agreement will mature on June 30, 2024 and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans or if the Company engages in certain repricing transactions before December 31, 2017, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the Term Loan Agreement are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.

Borrowings under the Term Loan Agreement will bear interest, at the Company’s election, at either of the following rates: (a) the sum of the Eurodollar Rate (as defined in the Term Loan Agreement) plus 2.00%, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 1.00%, with the Eurodollar Rate being subject to a floor of 0.00%. The effective interest rate of the Term Loan on September 30, 2017 was 3.24%. The Term Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default, which the Company believes are usual and customary for an agreement of this type. Such covenants restrict the Company’s ability, among other matters, to incur debt, create liens on the Company’s assets, make restricted payments or investments or enter into transactions with affiliates. In accordance with the Term Loan Agreement required payments equal to .25% of the initial $400.0 million are due upon the last day of each calendar quarter.

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

On June 30, 2017, the Company also delivered a notice of redemption to the holders of the approximately $503.8 million aggregate principal amount of 2020 Notes which remained outstanding after the purchase of the Repurchased Notes. Pursuant to that notice, the Company redeemed on August 1, 2017, approximately $103.8 million aggregate principal amount of 2020 Notes at a redemption price of 101.313%, plus accrued but unpaid interest. In conjunction with the redemption, the Company paid premiums to repay the debt early of $1.3 million and expenses incurred of approximately $0.8 million. The Company financed the redemption through the remaining net proceeds of the Term Loan financing described above, plus available cash.

At September 30, 2017, the fair value of the Term Loan debt was $399.8 million. At September 30, 2017 and December 31, 2016, the fair value of the Company's 2020 Notes was $405.6 million and $820.0 million, respectively, based on quoted market prices for the instrument. At September 30, 2017 and December 31, 2016, the fair value of the Company's 2021 Notes was $857.8 million and $861.9 million, respectively, based on quoted market prices for the instrument. The fair value of the Term Loan debt, 2020 Notes and 2021 Notes are considered a Level 2 measure according to the fair value hierarchy.

The Company also maintains a $400.0 million revolving credit facility under which as of September 30, 2017 and December 31, 2016, the Company had no outstanding loan balances. At September 30, 2017, approximately $238.3 million was available to borrow and outstanding letters of credit were $124.9 million. At December 31, 2016, $195.2 million was available to borrow and outstanding letters of credit were $132.6 million.

(12) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted earnings (loss) per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$12,058	$(10,255)	$16,545	$(27,160)

Denominator:
Basic shares outstanding	57,033	57,487	57,149	57,575
Dilutive effect of equity-based compensation awards	162	—	131	—
Dilutive shares outstanding	57,195	57,487	57,280	57,575

Basic earnings (loss) per share:	$0.21	$(0.18)	$0.29	$(0.47)

Diluted earnings (loss) per share:	$0.21	$(0.18)	$0.29	$(0.47)
For the three and nine months ended September 30, 2017, the dilutive effect of all then outstanding restricted stock and performance awards is included in the EPS calculations above except for 301,300 of outstanding performance stock awards for which the performance criteria were not attained at that time and 3,724 and 19,485, respectively, of restricted stock awards which were antidilutive at that time.

As a result of the net loss reported for the three and nine months ended September 30, 2016, all then outstanding stock options, restricted stock awards and performance awards totaling 835,482 were excluded from the calculation of diluted earnings (loss) per share as their inclusion would have an antidilutive effect.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the nine months ended September 30, 2017 were as follows (in thousands):

	Foreign Currency Translation	Unrealized (Losses) Gains on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2017	$(212,211)	$(321)	$(1,794)	$(214,326)
Other comprehensive income before reclassifications	44,545	299	—	44,844
Amounts reclassified out of accumulated other comprehensive loss	—	222	—	222
Tax effects	—	(208)	—	(208)
Other comprehensive income	$44,545	$313	$—	$44,858
Balance at September 30, 2017	$(167,666)	$(8)	$(1,794)	$(169,468)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statements of operations, with presentation location during the three and nine months ended September 30, 2017 were as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
Comprehensive (Loss) Income Components	September 30, 2017	September 30, 2017	Location
Unrealized holding gains on available-for-sale investments	$—	$222	Other expense
There were no reclassifications out of accumulated other comprehensive loss into the consolidated statements of operations during the three and nine months ended September 30, 2016.

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2017 was $4.0 million and $9.2 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2016 was $3.0 million and $7.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $1.2 million and $2.7 million for the three and nine months ended September 30, 2017, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.9 million and $2.3 million for the three and nine months ended September 30, 2016, respectively.
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

The following table summarizes information about restricted stock awards for the nine months ended September 30, 2017:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2017	510,041	$52.65
Granted	295,568	$56.00
Vested	(115,365)	$53.89
Forfeited	(47,784)	$51.35
Balance at September 30, 2017	642,460	$54.07

As of September 30, 2017, there was $27.8 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2017 was $0.5 million and $6.2 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2016 was $1.8 million and $7.9 million, respectively.

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

The following table summarizes information about performance stock awards for the nine months ended September 30, 2017:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2017	220,882	$54.69
Granted	167,964	$55.84
Vested	(25,168)	$54.84
Forfeited	(25,544)	$56.19
Balance at September 30, 2017	338,134	$55.25

As of September 30, 2017, there was $1.5 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. No performance awards vested during the three months ended September 30, 2017. The total fair value of performance awards vested during the nine months ended September 30, 2017 was $1.4 million. No performance awards vested during the three months ended September 30, 2016. The total fair value of performance awards vested during the nine months ended September 30, 2016 was $0.4 million.

Common Stock Repurchases
On October 31, 2017, the Company's board of directors authorized the repurchase of up to an additional $300 million of the Company's common stock, resulting in a total of $375.7 million currently being available for stock repurchase. During the three and nine months ended September 30, 2017, the Company repurchased and retired a total of 0.2 million shares and 0.5 million respectively, of the Company's common stock for a total cost of $12.2 million and $24.5 million, respectively. During the three and nine months ended September 30, 2016, the Company repurchased and retired a total of 0.1 million shares and 0.3 million shares, respectively, of the Company's common stock for a total cost of $6.2 million and $16.3 million, respectively. Through September 30, 2017, the Company had repurchased and retired a total of 4.3 million shares of the Company's common stock for a total cost of $224.3 million under this program. As of September 30, 2017, an additional $75.7 million remained available for repurchase of shares under the previously authorized program.

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
At September 30, 2017 and December 31, 2016, the Company had recorded reserves of $19.1 million and $22.0 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2017 and

December 31, 2016, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million and $1.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2017 and December 31, 2016, the $19.1 million and $22.0 million, respectively, of reserves consisted of (i) $18.1 million and $18.2 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $1.0 million and $3.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of September 30, 2017, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2017, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2017 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 59 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2017, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including an historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2017. From January 1, 2017 to September 30, 2017, 25 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.

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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2017 and December 31, 2016, there were five proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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
The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 51.0% and 69.9% compared to 47.8% and 80.3% for the same periods in 2016. The variations in the effective income tax rates for the three and nine months ended September 30, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to the Company not recognizing income tax benefits from current operating losses related to certain Canadian entities and in the second quarter of 2017 the tax expense associated with the gain on the sale of the Transformer Services business.
As of September 30, 2017 and December 31, 2016, the Company had recorded $1.8 million and $1.7 million, respectively, of liabilities for unrecognized tax benefits and $0.4 million and $0.3 million of interest, respectively.
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
The following table reconciles third party revenues to direct revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$246,329	$41,366	$637	$288,332	$232,482	$38,795	$492	$271,769
Industrial and Field Services	163,808	(10,262)	45	153,591	172,191	(10,867)	(32)	161,292
Safety-Kleen	315,028	(31,757)	3	283,274	297,082	(28,716)	1	268,367
Oil, Gas and Lodging Services	30,026	653	79	30,758	27,644	788	105	28,537
Corporate Items	655	—	(764)	(109)	121	—	(566)	(445)
Total	$755,846	$—	$—	$755,846	$729,520	$—	$—	$729,520

	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Technical Services	$731,034	$121,411	$1,767	$854,212	$680,717	$109,217	$1,547	$791,481
Industrial and Field Services	465,264	(27,688)	16	437,592	467,019	(25,464)	(348)	441,207
Safety-Kleen	910,885	(95,465)	4	815,424	821,758	(86,329)	368	735,797
Oil, Gas and Lodging Services	89,403	1,742	218	91,363	91,555	2,576	288	94,419
Corporate Items	989	—	(2,005)	(1,016)	2,064	—	(1,855)	209
Total	$2,197,575	$—	$—	$2,197,575	$2,063,113	$—	$—	$2,063,113
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA" which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, other expense, interest expense, net, loss on early extinguishment of debt, goodwill impairment charge, provision for income taxes and excludes (loss) gain on sale of business. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Technical Services	$72,338	$72,333	$203,906	$201,622
Industrial and Field Services	13,255	18,234	36,652	38,627
Safety-Kleen	70,305	70,053	182,953	165,342
Oil, Gas and Lodging Services	912	24	969	135
Corporate Items	(33,811)	(33,993)	(100,655)	(101,310)
Total	$122,999	$126,651	$323,825	$304,416
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,347	2,476	7,053	7,529
Depreciation and amortization	72,989	73,360	216,932	215,655
Goodwill impairment charge	—	34,013	—	34,013
Income from operations	47,663	16,802	99,840	47,219
Other expense	432	198	2,814	737
Loss on early extinguishment of debt	1,846	—	7,891	—
Loss (gain) on sale of business	77	(16,431)	(31,645)	(16,431)
Interest expense, net of interest income	20,675	21,565	65,743	62,192
Income before provision for income taxes	$24,633	$11,470	$55,037	$721

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2017
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Property, plant and equipment, net	$507,069	$264,662	$585,493	$177,106	$77,641	$1,611,971
Goodwill	60,154	112,365	306,209	—	—	478,728
Permits and other intangibles, net	75,260	17,139	377,458	7,782	—	477,639
Total assets	$848,578	$485,297	$1,475,764	$239,308	$699,406	$3,748,353

	December 31, 2016
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Property, plant and equipment, net	$521,134	$245,143	$584,647	$182,038	$78,865	$1,611,827
Goodwill	61,116	107,968	296,070	—	—	465,154
Permits and other intangibles, net	78,625	17,817	391,390	10,889	—	498,721
Total assets	$862,957	$446,826	$1,474,755	$253,242	$644,140	$3,681,920
The following table presents total assets by geographical area (in thousands):

	September 30, 2017	December 31, 2016
United States	$3,005,644	$2,960,337
Canada	742,709	721,583
Total	$3,748,353	$3,681,920

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

Following is the condensed consolidating balance sheet at September 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,514	$221,552	$88,592	$—	$361,658
Intercompany receivables	230,084	451,146	38,451	(719,681)	—
Accounts receivables, net	—	435,058	96,638	—	531,696
Other current assets	897	215,847	51,871	(1,711)	266,904
Property, plant and equipment, net	—	1,182,922	429,049	—	1,611,971
Investments in subsidiaries	2,933,843	585,660	—	(3,519,503)	—
Intercompany debt receivable	—	92,938	21,000	(113,938)	—
Goodwill	—	415,056	63,672	—	478,728
Permits and other intangibles, net	—	415,708	61,931	—	477,639
Other long-term assets	2,448	13,312	5,065	(1,068)	19,757
Total assets	$3,218,786	$4,029,199	$856,269	$(4,355,901)	$3,748,353
Liabilities and Stockholders’ Equity:
Current liabilities	$22,595	$385,734	$122,922	$(1,711)	$529,540
Intercompany payables	441,873	266,776	11,032	(719,681)	—
Closure, post-closure and remedial liabilities, net	—	148,791	17,045	—	165,836
Long-term obligations	1,625,971	—	—	—	1,625,971
Intercompany debt payable	—	21,000	92,938	(113,938)	—
Other long-term liabilities	—	278,700	21,027	(1,068)	298,659
Total liabilities	2,090,439	1,101,001	264,964	(836,398)	2,620,006
Stockholders’ equity	1,128,347	2,928,198	591,305	(3,519,503)	1,128,347
Total liabilities and stockholders’ equity	$3,218,786	$4,029,199	$856,269	$(4,355,901)	$3,748,353

Following is the condensed consolidating balance sheet at December 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,417	$155,943	$99,637	$—	$306,997
Intercompany receivables	200,337	354,836	49,055	(604,228)	—
Accounts receivables, net	—	417,029	79,197	—	496,226
Other current assets	3,096	234,408	69,257	(17,113)	289,648
Property, plant and equipment, net	—	1,211,210	400,617	—	1,611,827
Investments in subsidiaries	2,851,571	580,124	—	(3,431,695)	—
Intercompany debt receivable	—	86,409	24,701	(111,110)	—
Goodwill	—	412,638	52,516	—	465,154
Permits and other intangibles, net	—	435,594	63,127	—	498,721
Other long-term assets	2,446	7,582	4,387	(1,068)	13,347
Total assets	$3,108,867	$3,895,773	$842,494	$(4,165,214)	$3,681,920
Liabilities and Stockholders’ Equity:
Current liabilities	$21,805	$366,831	$133,145	$(17,113)	$504,668
Intercompany payables	365,848	237,058	1,322	(604,228)	—
Closure, post-closure and remedial liabilities, net	—	150,682	15,640	—	166,322
Long-term obligations	1,633,272	—	—	—	1,633,272
Intercompany debt payable	3,701	21,000	86,409	(111,110)	—
Other long-term liabilities	—	275,649	18,836	(1,068)	293,417
Total liabilities	2,024,626	1,051,220	255,352	(733,519)	2,597,679
Stockholders’ equity	1,084,241	2,844,553	587,142	(3,431,695)	1,084,241
Total liabilities and stockholders’ equity	$3,108,867	$3,895,773	$842,494	$(4,165,214)	$3,681,920

Following is the consolidating statement of operations for the three months ended September 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$473,428	$152,997	$(14,073)	$612,352
Product revenues	—	127,355	19,435	(3,296)	143,494
Total revenues	—	600,783	172,432	(17,369)	755,846
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	306,291	120,151	(14,073)	412,369
Product cost of revenues	—	97,353	13,169	(3,296)	107,226
Total cost of revenues	—	403,644	133,320	(17,369)	519,595
Selling, general and administrative expenses	19	92,299	20,934	—	113,252
Accretion of environmental liabilities	—	2,092	255	—	2,347
Depreciation and amortization	—	50,917	22,072	—	72,989
(Loss) income from operations	(19)	51,831	(4,149)	—	47,663
Other expense	—	(305)	(127)	—	(432)
Loss on early extinguishment of debt	(1,846)	—	—	—	(1,846)
Loss on sale of business	—	(77)	—	—	(77)
Interest (expense) income	(21,135)	517	(57)	—	(20,675)
Equity in earnings of subsidiaries, net of taxes	25,858	(5,620)	—	(20,238)	—
Intercompany interest income (expense)	—	1,372	(1,372)	—	—
Income (loss) before (benefit) provision for income taxes	2,858	47,718	(5,705)	(20,238)	24,633
(Benefit) provision for income taxes	(9,200)	20,824	951	—	12,575
Net income (loss)	12,058	26,894	(6,656)	(20,238)	12,058
Other comprehensive income	23,709	23,709	20,263	(43,972)	23,709
Comprehensive income	$35,767	$50,603	$13,607	$(64,210)	$35,767

Following is the consolidating statement of operations for the three months ended September 30, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$461,139	$145,780	$(12,694)	$594,225
Product revenues	—	118,106	20,072	(2,883)	135,295
Total revenues	—	579,245	165,852	(15,577)	729,520
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(598)	288,764	110,070	(12,694)	385,542
Product cost of revenues	—	94,050	15,206	(2,883)	106,373
Total cost of revenues	(598)	382,814	125,276	(15,577)	491,915
Selling, general and administrative expenses	23	88,652	22,279	—	110,954
Accretion of environmental liabilities	—	2,243	233	—	2,476
Depreciation and amortization	—	51,957	21,403	—	73,360
Goodwill impairment charge	—	—	34,013	—	34,013
Income (loss) from operations	575	53,579	(37,352)	—	16,802
Other expense	—	(188)	(10)	—	(198)
Gain on sale of business	—	1,288	15,143	—	16,431
Interest (expense) income	(23,042)	1,456	21	—	(21,565)
Equity in earnings of subsidiaries, net of taxes	3,225	(22,341)	—	19,116	—
Intercompany interest income (expense)	—	5,235	(5,235)	—	—
(Loss) income before (benefit) provision for income taxes	(19,242)	39,029	(27,433)	19,116	11,470
(Benefit) provision for income taxes	(8,987)	35,803	(5,091)	—	21,725
Net (loss) income	(10,255)	3,226	(22,342)	19,116	(10,255)
Other comprehensive loss	(1,311)	(1,311)	(3,927)	5,238	(1,311)
Comprehensive (loss) income	$(11,566)	$1,915	$(26,269)	$24,354	$(11,566)

Following is the consolidating statement of operations for the nine months ended September 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,391,534	$431,992	$(40,020)	$1,783,506
Product revenues	—	369,864	53,496	(9,291)	414,069
Total revenues	—	1,761,398	485,488	(49,311)	2,197,575
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	907,396	348,436	(40,020)	1,215,812
Product cost of revenues	—	292,503	36,959	(9,291)	320,171
Total cost of revenues	—	1,199,899	385,395	(49,311)	1,535,983
Selling, general and administrative expenses	70	276,974	60,723	—	337,767
Accretion of environmental liabilities	—	6,328	725	—	7,053
Depreciation and amortization	—	154,754	62,178	—	216,932
(Loss) income from operations	(70)	123,443	(23,533)	—	99,840
Other expense	(222)	(2,100)	(492)	—	(2,814)
Loss on early extinguishment of debt	(7,891)	—	—	—	(7,891)
Gain on sale of business	—	31,645	—	—	31,645
Interest (expense) income	(66,408)	876	(211)	—	(65,743)
Equity in earnings of subsidiaries, net of taxes	61,388	(32,776)	—	(28,612)	—
Intercompany interest income (expense)	—	3,937	(3,937)	—	—
(Loss) income before (benefit) provision for income taxes	(13,203)	125,025	(28,173)	(28,612)	55,037
(Benefit) provision for income taxes	(29,748)	62,442	5,798	—	38,492
Net income (loss)	16,545	62,583	(33,971)	(28,612)	16,545
Other comprehensive income	44,858	44,858	38,132	(82,990)	44,858
Comprehensive income	$61,403	$107,441	$4,161	$(111,602)	$61,403

Following is the consolidating statement of operations for the nine months ended September 30, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,345,629	$399,216	$(35,827)	$1,709,018
Product revenues	—	303,342	58,176	(7,423)	354,095
Total revenues	—	1,648,971	457,392	(43,250)	2,063,113
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	(1,185)	864,071	321,153	(35,827)	1,148,212
Product cost of revenues	—	252,512	42,895	(7,423)	287,984
Total cost of revenues	(1,185)	1,116,583	364,048	(43,250)	1,436,196
Selling, general and administrative expenses	84	253,189	69,228	—	322,501
Accretion of environmental liabilities	—	6,846	683	—	7,529
Depreciation and amortization	—	151,348	64,307	—	215,655
Goodwill impairment charge	—	—	34,013	—	34,013
Income (loss) from operations	1,101	121,005	(74,887)	—	47,219
Other income (expense)	—	124	(861)	—	(737)
Gain on sale of business	—	1,288	15,143		16,431
Interest (expense) income	(66,147)	3,851	104	—	(62,192)
Equity in earnings of subsidiaries, net of taxes	11,867	(58,031)	—	46,164	—
Intercompany interest income (expense)	—	15,891	(15,891)	—	—
(Loss) income before (benefit) provision for income taxes	(53,179)	84,128	(76,392)	46,164	721
(Benefit) provision for income taxes	(26,019)	72,260	(18,360)	—	27,881
Net (loss) income	(27,160)	11,868	(58,032)	46,164	(27,160)
Other comprehensive income	43,348	43,348	24,403	(67,751)	43,348
Comprehensive income (loss)	$16,188	$55,216	$(33,629)	$(21,587)	$16,188

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$16,196	$169,715	$35,558	$—	$221,469
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(105,564)	(22,172)	—	(127,736)
Proceeds from sale and disposal of fixed assets	—	1,625	3,750	—	5,375
Acquisitions, net of cash acquired	—	(11,427)	(33,005)	—	(44,432)
Proceeds on sale of business, net of transactional costs	—	46,158	181	—	46,339
Additions to intangible assets, including costs to obtain or renew permits	—	(1,018)	(330)	—	(1,348)
Proceeds from sale of investments	376	—	—	—	376
Intercompany	—	(27,740)	—	27,740	—
Intercompany debt	—	—	3,701	(3,701)	—
Net cash from (used in) investing activities	376	(97,966)	(47,875)	24,039	(121,426)

Cash flows used in financing activities:
Change in uncashed checks	—	(6,140)	(2,517)	—	(8,657)
Proceeds from exercise of stock options	46	—	—	—	46
Issuance of restricted shares, net of shares remitted	(2,321)	—	—	—	(2,321)
Repurchases of common stock	(24,465)	—	—	—	(24,465)
Deferred financing costs paid	(5,746)	—	—	—	(5,746)
Premiums paid on early extinguishment of debt	(6,028)	—	—	—	(6,028)
Principal payment on debt	(401,000)	—	—	—	(401,000)
Issuance of senior secured notes, net of discount	399,000	—	—	—	399,000
Intercompany	27,740	—	—	(27,740)	—
Intercompany debt	(3,701)	—	—	3,701	—
Net cash used in financing activities	(16,475)	(6,140)	(2,517)	(24,039)	(49,171)
Effect of exchange rate change on cash	—	—	3,789	—	3,789
Increase (decrease) in cash and cash equivalents	97	65,609	(11,045)	—	54,661
Cash and cash equivalents, beginning of period	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of period	$51,514	$221,552	$88,592	$—	$361,658

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$43,033	$128,182	$7,612	$—	$178,827
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(152,836)	(22,512)	—	(175,348)
Proceeds from sale and disposal of fixed assets	—	950	3,032	—	3,982
Acquisitions, net of cash acquired	—	(197,089)	(10,000)	—	(207,089)
Proceeds on sale of business	—	18,885	28,249	—	47,134
Additions to intangible assets, including costs to obtain or renew permits	—	(949)	(971)	—	(1,920)
Purchases of available-for-sale securities	(102)	—	(496)	—	(598)
Intercompany	—	(18,118)	—	18,118	—
Investment in subsidiaries	(250,625)	—	—	250,625	—
Net cash used in investing activities	(250,727)	(349,157)	(2,698)	268,743	(333,839)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(6,064)	(1,020)	—	(7,084)
Proceeds from exercise of stock options	230	—	—	—	230
Issuance of restricted shares, net of shares remitted	(2,500)	—	—	—	(2,500)
Repurchases of common stock	(15,869)	—	—	—	(15,869)
Excess tax benefit of stock-based compensation	21	—	—	—	21
Deferred financing costs paid	(2,614)	—	—	—	(2,614)
Issuance of senior unsecured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	18,118	—	—	(18,118)	—
Intercompany debt	—	63,118	(63,118)	—	—
Net cash from (used in) financing activities	248,011	307,679	(64,138)	(268,743)	222,809
Effect of exchange rate change on cash	—	—	5,352	—	5,352
Increase (decrease) in cash and cash equivalents	40,317	86,704	(53,872)	—	73,149
Cash and cash equivalents, beginning of period	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of period	$51,334	$170,183	$36,340	$—	$257,857
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

•
Oil, Gas and Lodging Services - Oil, Gas and Lodging Services segment results are dependent upon levels of oil and gas related exploration, drilling and refining activity in North America. The levels of such exploration, drilling and refining activity are largely dependent upon the number of oil rigs in operation, which also drives the demand and related pricing for lodging and camp accommodations. In addition, global and North American crude oil prices on which such activity levels are strongly predicated have significantly declined since a high of $106.57 in 2013 to a low of $30.32 in the beginning of 2016. In the nine months ended September 30, 2017, crude oil prices averaged $49.39. This oil price volatility and uncertainty relative to future prices has resulted in lower customer spending and activity levels which have negatively impacted the business’ results. To mitigate the decrease in demand experienced in the manufacturing operation of our lodging business, we have targeted more non-traditional markets such as schools, hospitals, and other municipal structures to offer our modular unit accommodations and related services. The majority of the segment's operations are in Canada, and therefore the impact of US to Canadian dollar foreign currency translation also significantly impacts the segment's results.

Highlights

Total revenues for the three and nine months ended September 30, 2017 were $755.8 million and $2.2 billion compared with $729.5 million and $2.1 billion in the three and nine months ended September 30, 2016. In the three and nine months ended September 30, 2017, our Safety-Kleen segment increased direct revenues 5.6% and 10.8%, respectively, from the comparable periods in 2016, as a result of improved pricing conditions related to our renewable oil products, incremental revenues generated from recent acquisitions, continued organic growth related to our Safety-Kleen Environmental services business and the implementation of our OilPlusTM closed loop initiative. In the three and nine months ended September 30, 2017, our Technical Services segment increased direct revenues 6.1% and 7.9% from the comparable periods in 2016 primarily related to increased revenues associated with higher waste volumes disposed of in our network, which in 2017 includes our new hazardous waste incinerator at our El Dorado, Arkansas site. The strengthening of the Canadian dollar during fiscal 2017 has positively impacted our consolidated revenues by $6.0 million and $5.0 million for the three and nine months ended September 30, 2017, respectively.

We reported income from operations for the three and nine months ended September 30, 2017 of $47.7 million and $99.8 million, respectively, compared with $16.8 million and $47.2 million in the three and nine months ended September 30, 2016. We reported net income for the three and nine months ended September 30, 2017 of $12.1 million and $16.5 million, respectively, compared with net loss of $10.3 million and $27.2 million, respectively, in the three and nine months ended September 30, 2016. The net loss for the three and nine months ended September 30, 2016 was attributable in part to a goodwill impairment charge of $34.0 million related to our Lodging Services segment in the third quarter of 2016. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, decreased 2.9% to $123.0 million in the three months ended September 30, 2017 from $126.7 million in the three months ended September 30, 2016 and increased 6.4% to $323.8 million in the nine months ended September 30, 2017 from $304.4 million in the nine months ended September 30, 2016. Adjusted EBITDA results in the third quarter of 2017 were negatively impacted by incremental costs associated with the recent hurricanes affecting Texas, Florida and Puerto Rico. These storms caused disruptions at our facilities, increased transportation costs and temporarily limited production and associated waste volumes at customer locations across these affected areas. Additional information, including a reconciliation of Adjusted EBITDA to net income (loss), appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the nine months ended September 30, 2017 was $221.5 million, an increase of $42.6 million from the comparable period in 2016. Adjusted free cash flow, which management uses to measure our strength and ability to generate cash, was $99.1 million in the nine months ended September 30, 2017, which represents a $91.6 million increase over the comparable period of 2016 due to the increase in operating income, a significant reduction in capital expenditures and lower cash taxes. Additional information, including a reconciliation of Adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance

The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change	% Change	September 30, 2017	September 30, 2016	$ Change	% Change
Direct Revenues(1):
Technical Services	$288,332	$271,769	$16,563	6.1%	$854,212	$791,481	$62,731	7.9%
Industrial and Field Services	153,591	161,292	(7,701)	(4.8)	437,592	441,207	(3,615)	(0.8)
Safety-Kleen	283,274	268,367	14,907	5.6	815,424	735,797	79,627	10.8
Oil, Gas and Lodging Services	30,758	28,537	2,221	7.8	91,363	94,419	(3,056)	(3.2)
Corporate Items	(109)	(445)	336	(75.5)	(1,016)	209	(1,225)	(586.1)
Total	755,846	729,520	26,326	3.6	2,197,575	2,063,113	134,462	6.5
Cost of Revenues(2):
Technical Services	194,633	178,456	16,177	9.1	585,851	529,410	56,441	10.7
Industrial and Field Services	124,733	126,796	(2,063)	(1.6)	354,682	354,544	138	—
Safety-Kleen	175,220	163,770	11,450	7.0	519,653	471,797	47,856	10.1
Oil, Gas and Lodging Services	26,585	24,663	1,922	7.8	80,321	82,985	(2,664)	(3.2)
Corporate Items	(1,576)	(1,770)	194	11.0	(4,524)	(2,540)	(1,984)	(78.1)
Total	519,595	491,915	27,680	5.6	1,535,983	1,436,196	99,787	6.9
Selling, General & Administrative Expenses:
Technical Services	21,361	20,980	381	1.8	64,455	60,449	4,006	6.6
Industrial and Field Services	15,603	16,262	(659)	(4.1)	46,258	48,036	(1,778)	(3.7)
Safety-Kleen	37,749	34,544	3,205	9.3	112,818	98,658	14,160	14.4
Oil, Gas and Lodging Services	3,261	3,850	(589)	(15.3)	10,073	11,299	(1,226)	(10.9)
Corporate Items	35,278	35,318	(40)	(0.1)	104,163	104,059	104	0.1
Total	113,252	110,954	2,298	2.1	337,767	322,501	15,266	4.7
Adjusted EBITDA:
Technical Services	72,338	72,333	5	—	203,906	201,622	2,284	1.1
Industrial and Field Services	13,255	18,234	(4,979)	(27.3)	36,652	38,627	(1,975)	(5.1)
Safety-Kleen	70,305	70,053	252	0.4	182,953	165,342	17,611	10.7
Oil, Gas and Lodging Services	912	24	888	3,700.0	969	135	834	617.8
Corporate Items	(33,811)	(33,993)	182	0.5	(100,655)	(101,310)	655	0.6
Total	$122,999	$126,651	$(3,652)	(2.9)%	$323,825	$304,416	$19,409	6.4%
______________________

1.	Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$288,332	$271,769	$16,563	6.1%	$854,212	$791,481	$62,731	7.9%
Technical Services direct revenues for the three and nine months ended September 30, 2017 increased $16.6 million and $62.7 million from the comparable periods in 2016. Included in the three months ended September 30, 2016 was $9.3 million of direct revenues from our Transformer Services business, which we sold on June 30, 2017. Excluding those direct revenues, Technical Services direct revenue increased $25.9 million and $72.0 million primarily due to increased revenues associated with waste projects and higher waste volumes disposed of in our incinerators and landfills. For the three and nine months ended September 30, 2017, landfill volumes increased 39.7% and 10.5%, respectively, from the comparable periods in 2016. The utilization rate at our incinerators was 91.9% and 86.0%, respectively, on a practical capacity of 561,721 tons for the three and nine months ended September 30, 2017, compared with 90.0% and 88.2%, respectively, on a practical capacity of 491,721 tons in the comparable periods of 2016. The increase in practical capacity was the result of the addition of our state-of-the-art hazardous waste incinerator at our El Dorado, Arkansas site, which came online in the first quarter of 2017 and adds 70,000 tons of additional capacity to our network.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$153,591	$161,292	$(7,701)	(4.8)%	$437,592	$441,207	$(3,615)	(0.8)%
Industrial and Field Services direct revenues for the three and nine months ended September 30, 2017 decreased $7.7 million and $3.6 million from the comparable periods in 2016. Included in the three and nine months ended September 30, 2016 results was $6.7 million and $36.7 million of direct revenues from our Catalyst Services business, which we sold on September 1, 2016. Excluding those direct revenues, Industrial and Field Services direct revenues for the three months ended September 30, 2017 decreased $1.0 million from the comparable period in 2016. Revenues from our industrial services business decreased approximately $5.6 million as a result of decreased turnaround and project related work and negative effects of the hurricanes, partially offset by an increase in daylighting and production services revenues generated from growth initiatives in the daylighting business and the acquisition of Lonestar. In addition, revenues from our field services business increased $3.6 million due to increased emergency response services from the hurricanes which impacted the United States during the third quarter. Excluding the impact of the divestiture of the Catalyst services business for the nine months ended September 30, 2017, direct revenues increased $33.1 million from the comparable period in 2016. Revenues from our industrial services business increased $13.9 million primarily due to increased turnaround work in Western Canada in the first half of 2017 and growth from acquisitions and new business offerings. In addition revenues from our field services business increased $17.4 million due to the opening of new branch locations and increased emergency response services in the third quarter as mentioned above.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$283,274	$268,367	$14,907	5.6%	$815,424	$735,797	$79,627	10.8%

Safety-Kleen direct revenues for the three and nine months ended September 30, 2017 increased $14.9 million and $79.6 million from the comparable periods in 2016 primarily from more favorable pricing on oil products, incremental revenues from acquisitions and organic growth in the business. Increased base and blended oil volumes and pricing accounted for $17.3 million and $60.7 million, respectively, of incremental direct revenue from the comparable periods in 2016. For the three months ended September 30, 2017, the increase in base and blended oil volumes and pricing was partially offset by lower revenue from used motor oil collection as prices charged for such services decreased in the current period. For the nine months ended September 30, 2017, growth across our other business lines resulting from our 2016 acquisitions and organic growth also increased revenues from the comparable period in 2016.

Oil, Gas and Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Direct revenues	$30,758	$28,537	$2,221	7.8%	$91,363	$94,419	$(3,056)	(3.2)%
Oil, Gas and Lodging Services direct revenues for the three months ended September 30, 2017 increased $2.2 million from the comparable period in 2016 primarily due to increased revenues from oil and gas field services of $6.8 million as a result of growth in surface rentals and directional boring driven by the increase in average rigs serviced, partially offset by decreased revenue of $4.5 million from lodging services due to lower occupancy and pricing. Occupancy in our fixed lodges for the third quarter ended September 30, 2017 was 27% compared with 49% in the prior year when higher occupancy rates reflected the increased demand resulting from the wildfires seen in Alberta, Canada.
Oil, Gas and Lodging Services direct revenues for the nine months ended September 30, 2017 decreased $3.1 million from the comparable period in 2016 primarily due to decreased revenue of $14.3 million from lodging services as a result of lower occupancy, pricing and manufacturing partially offset by increased revenues from oil and gas field services of $10.7 million as a result of growth in surface rentals and directional boring driven by the increase in average rigs serviced.
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
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$194,633	$178,456	$16,177	9.1%	$585,851	$529,410	$56,441	10.7%
As a % of Direct Revenue	67.5%	65.7%		1.8%	68.6%	66.9%		1.7%
Technical Services cost of revenues for the three and nine months ended September 30, 2017 increased $16.2 million and $56.4 million from the comparable periods in 2016. Included in the results for the three months ended September 30, 2016 was $8.0 million of cost of revenues from our Transformer Services business, which we sold on June 30, 2017. Excluding those costs, Technical Services cost of revenues for the three and nine months ended September 30, 2017 increased $24.2 million and $64.4 million from the comparable periods in 2016 primarily due to increases in equipment and supply costs of $8.4 million and $21.1 million, respectively, labor related costs of $7.5 million and $17.9 million, respectively, and transportation, disposal and fuel costs of $7.3 million and $18.6 million, respectively. These increases during the three and nine months ended September 30, 2017 were reflective of higher activity levels and increased volumes of waste handled in our network, incremental operating costs associated with the new El Dorado incinerator which came online in early 2017 and incremental costs related primarily to transportation and facility disruptions resulting from the recent hurricanes which impacted the southeast and gulf regions of the United States as well as Puerto Rico during the third quarter of 2017. The increase in these costs resulted in increased costs as a percentage of direct revenues due to the negative impact of the hurricanes, and the total mix of waste profiles being different as we focused on driving utilization of the network in reaction to the increased capacity.

Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$124,733	$126,796	$(2,063)	(1.6)%	$354,682	$354,544	$138	—%
As a % of Direct Revenue	81.2%	78.6%		2.6%	81.1%	80.4%		0.7%
Industrial and Field Services cost of revenues for the three months ended September 30, 2017 decreased $2.1 million from the comparable period in 2016. Included in the results for the three months ended September 30, 2016 was $7.0 million of cost of revenues from our Catalyst Services business, which we sold on September 1, 2016. Excluding those costs, Industrial and Field Services cost of revenues for the three months ended September 30, 2017 increased $4.9 million from the comparable period in 2016 primarily due to increased costs from growth initiatives in the daylighting business and the acquisition of Lonestar within our industrial services business as well as growth in our field services business partially offset by decreased equipment and supply costs. As a percentage of direct revenues, these costs increased 2.6% as a result of lower revenue levels experienced during the three months ended September 30, 2017 which outpaced decreases in cost of revenues.
Industrial and Field Services cost of revenues for the nine months ended September 30, 2017 remained flat with the comparable period in 2016. Included in the results for the nine months ended September 30, 2016 was $32.2 million of cost of revenues from our Catalyst Services business, which we sold on September 1, 2016. Excluding those costs, Industrial and Field Services cost of revenues for the nine months ended September 30, 2017 increased $32.3 million from the comparable period in 2016 primarily due to increased labor related costs of $16.8 million, increased equipment and supply costs of $6.8 million and increased transportation, disposal and fuel costs of $3.8 million. These increases are in line with the growth initiatives in the daylighting business and the acquisition of Lonestar within our industrial services business as well as new branch locations and increased emergency response services in our field services business.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$175,220	$163,770	$11,450	7.0%	$519,653	$471,797	$47,856	10.1%
As a % of Direct Revenue	61.9%	61.0%		0.9%	63.7%	64.1%		(0.4)%
Safety-Kleen cost of revenues for the three months ended September 30, 2017 increased $11.5 million from the comparable period in 2016 primarily due to increased equipment and supply costs of $3.8 million, increased labor related costs of $2.1 million, increased transportation, disposal and fuel costs of $1.8 million and an additional $3.8 million spread across various expense categories. These increases are in line with the overall growth of the business and increased direct revenues as such costs as a percentage of revenues has remained consistent with the comparable period of 2016.
Safety-Kleen cost of revenues for the nine months ended September 30, 2017 increased $47.9 million from the comparable period in 2016 primarily due to increased equipment and supply costs of $16.0 million, increased labor related costs of $11.2 million, increased transportation, disposal and fuel costs of $7.3 million and an additional $13.4 million spread across various expense categories. These increases are in line with the overall growth of the business as such costs as a percentage of revenues has remained consistent with the comparable period of 2016.
Oil, Gas and Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$26,585	$24,663	$1,922	7.8%	$80,321	$82,985	$(2,664)	(3.2)%
As a % of Direct Revenue	86.4%	86.4%		—%	87.9%	87.9%		—%
Oil, Gas and Lodging Services cost of revenues for the three months ended September 30, 2017 increased $1.9 million spread across various expense categories from the comparable period in 2016 as a result of the overall growth of the business and remains consistent as a percentage of revenues with the comparable period of 2016.

.
Oil, Gas and Lodging Services cost of revenues for the nine months ended September 30, 2017 decreased $2.7 million spread across various expense categories from the comparable period in 2016 as a result of decreased direct revenues and remains consistent as a percentage of revenues with the comparable period of 2016.
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
Technical Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$21,361	$20,980	$381	1.8%	$64,455	$60,449	$4,006	6.6%
As a % of Direct Revenue	7.4%	7.7%		(0.3)%	7.5%	7.6%		(0.1)%
Technical Services selling, general and administrative expenses for the three and nine months ended September 30, 2017 increased $0.4 million and $4.0 million from the comparable periods in 2016 due primarily to increased labor related costs including commissions. These increases were consistent with the growth of the business during those periods as compared to the comparable periods in 2016.
Industrial and Field Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$15,603	$16,262	$(659)	(4.1)%	$46,258	$48,036	$(1,778)	(3.7)%
As a % of Direct Revenue	10.2%	10.1%		0.1%	10.6%	10.9%		(0.3)%
Industrial and Field Services selling, general and administrative expenses for the three and nine months ended September 30, 2017 decreased $0.7 million and $1.8 million from the comparable periods in 2016 due primarily to decreased labor related costs.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$37,749	$34,544	$3,205	9.3%	$112,818	$98,658	$14,160	14.4%
As a % of Direct Revenue	13.3%	12.9%		0.4%	13.8%	13.4%		0.4%
Safety-Kleen selling, general and administrative expenses for the three and nine months ended September 30, 2017 increased $3.2 million and $14.2 million from the comparable periods in 2016 primarily due to labor related costs of $2.6 million and $8.5 million, respectively, and an additional $0.6 million and $5.7 million, respectively, related to costs generated from strategic initiatives in the areas of the OilPlusTM closed loop initiative and centralization activities associated with this segment.

Oil, Gas and Lodging Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$3,261	$3,850	$(589)	(15.3)%	$10,073	$11,299	$(1,226)	(10.9)%
As a % of Direct Revenue	10.6%	13.5%		(2.9)%	11.0%	12.0%		(1.0)%
Oil, Gas and Lodging Services selling, general and administrative expenses for the three and nine months ended September 30, 2017 decreased $0.6 million and $1.2 million, respectively, from the comparable periods in 2016 primarily due to lower bad debt expense. As a percentage of direct revenues, these costs decreased 2.9% and 1.0%, respectively, from the comparable periods in 2016 as management continues to focus on proper alignment of its costs structure for this business.
Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$35,278	$35,318	$(40)	(0.1)%	$104,163	$104,059	$104	0.1%
Corporate Items selling, general and administrative expenses for the three months ended September 30, 2017 remained flat from the comparable period in 2016.
Corporate Items selling, general and administrative expenses for the nine months ended September 30, 2017 increased $0.1 million from the comparable period in 2016 primarily due to an increase to variable compensation of $2.0 million and stock-based compensation of $2.8 million, partially offset by a decrease in severance costs of $4.7 million.
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

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Adjusted EBITDA:
Technical Services	$72,338	$72,333	$5	—%	$203,906	$201,622	$2,284	1.1%
Industrial and Field Services	13,255	18,234	(4,979)	(27.3)	36,652	38,627	(1,975)	(5.1)
Safety-Kleen	70,305	70,053	252	0.4	182,953	165,342	17,611	10.7
Oil, Gas and Lodging Services	912	24	888	3,700.0	969	135	834	617.8
Corporate Items	(33,811)	(33,993)	182	0.5	(100,655)	(101,310)	655	0.6
Total	$122,999	$126,651	$(3,652)	(2.9)%	$323,825	$304,416	$19,409	6.4%
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors and we discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.

We also provide information relating to our Adjusted EBITDA so that analysts, investors and other interested persons have the same data that we use to assess our core operating performance. We believe that Adjusted EBITDA should be viewed only as a supplement to the GAAP financial information. We also believe, however, that providing this information in addition to, and together with, GAAP financial information permits the foregoing persons to obtain a better understanding of our core operating performance and evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance on a standalone and a comparative basis.
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$12,058	$(10,255)	$16,545	$(27,160)
Accretion of environmental liabilities	2,347	2,476	7,053	7,529
Depreciation and amortization	72,989	73,360	216,932	215,655
Goodwill impairment charge	—	34,013	—	34,013
Other expense	432	198	2,814	737
Loss on early extinguishment of debt	1,846	—	7,891	—
Loss (gain) on sale of business	77	(16,431)	(31,645)	(16,431)
Interest expense, net	20,675	21,565	65,743	62,192
Provision for income taxes	12,575	21,725	38,492	27,881
Adjusted EBITDA	$122,999	$126,651	$323,825	$304,416

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$64,044	$62,603	$1,441	2.3%	$189,210	$185,399	$3,811	2.1%
Permits and other intangibles amortization	8,945	10,757	(1,812)	(16.8)	27,722	30,256	(2,534)	(8.4)
Total depreciation and amortization	$72,989	$73,360	$(371)	(0.5)%	$216,932	$215,655	$1,277	0.6%

Depreciation and amortization decreased $0.4 million for the three months ended September 30, 2017 from the comparable period in 2016 and increased $1.3 million for the nine months ended September 30, 2017 from the comparable period in 2016.
Loss on Early Extinguishment of Debt

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Loss on early extinguishment of debt	$(1,846)	$—	$(1,846)	100%	$(7,891)	$—	$(7,891)	100%
During the third quarter of 2017, we recorded a $1.8 million loss on the early extinguishment of debt in connection with the extinguishment of the remaining $103.8 million previously outstanding senior unsecured notes which were refinanced in connection with the issuance of the $400 million Term Loan agreement which was completed in the second quarter. Also included in the nine months ended September 30, 2017 is a $6.0 million loss on the early extinguishment of debt in connection with the extinguishment of $296.2 million previously outstanding senior unsecured notes in the second quarter of 2017. The loss consists of amounts paid in excess of par in order to extinguish the debt prior to maturity and non-cash expenses related to the write-off of unamortized financing costs. For additional information regarding our financing arrangements, see Note 11, "Financing Arrangements" to the accompanying financial statements.

(Loss) Gain on sale of business

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(Loss) Gain on sale of business	$(77)	$16,431	$(16,508)	100%	$31,645	$16,431	$(16,508)	100%
During the three and nine months ended September 30, 2017, we recorded a $0.1 million loss and $31.6 million gain, respectively, on the sale of a non-core line of business within our Technical Services operating segment. During the three and nine months ended September 30, 2016, we recorded a $16.4 million gain on the sale of a non-core line of business within our Industrial and Field Services segment. For additional information regarding this (loss) gain on sale of business, see Note 4, "Disposition of Business" to the accompanying financial statements.
Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2017 over 2016		September 30,		2017 over 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision for income taxes	$12,575	$21,725	$(9,150)	(42.1)%	$38,492	$27,881	$10,611	38.1%
The income tax provision for the three and nine months ended September 30, 2017 decreased $9.2 million and increased $10.6 million, respectively, as compared to the comparable period in 2016. The decrease in the three months ended September 30, 2017 was primarily due to changes in the jurisdictional mix and amounts of taxable income for the periods and incremental income tax expense recorded in the third quarter of 2016 related to the sale of the Catalyst Services business which occurred in that period. The increase in the provision in the nine months ended September 30, 2017 was due to the increases in taxable income, primarily from the gain on sale of the Transformer Services business. Our effective tax rate for the three and nine months ended September 30, 2017 was 51.0% and 69.9%, respectively, compared to 47.8% and 80.3%, respectively, for the same periods in 2016. The variations in the effective income tax rates for the three and nine months ended September 30, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities.

Liquidity and Capital Resources

	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Net cash from operating activities	$221,469	$178,827
Net cash used in investing activities	(121,426)	(333,839)
Net cash (used in) from financing activities	(49,171)	222,809
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2017 was $221.5 million, an increase of $42.6 million from the comparable period in 2016. The change was primarily due to higher income levels generated.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2017 was $121.4 million, a decrease of $212.4 million from the comparable period in 2016. The change was primarily driven by a decrease in cash paid for acquisitions as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we also had a decrease in cash paid for additions to property, plant and equipment, which was greater during the nine months ended September 30, 2016 primarily due to the construction of our new hazardous waste incinerator at our El Dorado, Arkansas site which came online in the first quarter of 2017.
Net cash from financing activities
Net cash used in financing activities for the nine months ended September 30, 2017 was $49.2 million, compared with net cash from financing activities of $222.8 million for the comparable period in 2016. The change was primarily due to the issuance of

$250.0 million in aggregate principle amount of 5.125% senior unsecured notes due 2021 in March 2016. During the nine months ended September 30, 2017, there were no net proceeds from issuance of debt as we entered into a $400.0 million senior secured Credit Agreement and used the proceeds to purchase approximately $400.0 million aggregate principal amount of our previously outstanding 2020 Notes. In addition, during the nine months ended September 30, 2017, we increased repurchases of our common stock from the comparable period in 2016.
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
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash from operating activities	$221,469	$178,827
Additions to property, plant and equipment	(127,736)	(175,348)
Proceeds from sale and disposal of fixed assets	5,375	3,982
Adjusted free cash flow	$99,108	$7,461
Working Capital
At September 30, 2017, cash and cash equivalents totaled $361.7 million, compared to $307.0 million at December 31, 2016. At September 30, 2017, cash and cash equivalents held by our foreign subsidiaries totaled $54.7 million and were readily convertible into other foreign currencies including U.S. dollars. At September 30, 2017, the cash and cash equivalent balance for our U.S. operations was $307.0 million, and our U.S. operations had net operating cash flow of $171.7 million for the nine months ended September 30, 2017. Additionally, we have a $400.0 million revolving credit facility of which approximately $238.3 million was available to borrow at September 30, 2017. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. We also believe that cash held by our foreign subsidiaries will be required to fund those foreign operations. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to U.S. income taxation, net of any available foreign tax credits, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Financing Arrangements
The financing arrangements and principal terms of our $400.0 million principal amount of 5.25% senior unsecured notes due 2020, $845.0 million principal amount of 5.125% senior unsecured notes due 2021 and $400.0 million senior secured notes due 2024 which were outstanding at September 30, 2017, and our $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included herein.
As of September 30, 2017, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.

Common Stock Repurchase Program

On October 31, 2017, our board of directors authorized the repurchase of up to an additional $300 million of our common stock, resulting in a total of $375.7 million currently being available for stock repurchase. We have funded and intend to continue to fund the repurchases through available cash resources. The repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors including share price, cash required for business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the program at any time. During the three and nine months ended September 30, 2017, we repurchased and retired a total of 0.2 million shares and 0.5 million shares, respectively, of our common stock for a total cost of $12.2 million and $24.5 million, respectively. During the three and nine months ended September 30, 2016, we repurchased and retired a total of 0.1 million shares and 0.3 million shares, respectively, of our common stock for a total cost of $6.2 million and $16.3 million, respectively. Through September 30, 2017, we have repurchased and retired a total of 4.3 million shares of our common stock for a total cost of $224.3 million under this program. As of September 30, 2017, an additional $75.7 million remained available for repurchase of shares under the previously authorized program.
Environmental Liabilities

(in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Closure and post-closure liabilities	$59,839	$58,331	$1,508	2.6%
Remedial liabilities	125,513	128,007	(2,494)	(1.9)
Total environmental liabilities	$185,352	$186,338	$(986)	(0.5)%
Total environmental liabilities as of September 30, 2017 were $185.4 million, a decrease of $1.0 million, compared to the liabilities as of December 31, 2016 primarily due to expenditures of $10.1 million partially offset by accretion of $7.1 million as well as new asset retirement obligations and measurement period adjustments associated with prior period acquisitions of $2.5 million.
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

Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first nine months of 2017 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. We have determined that, as of both December 31, 2016 and September 30, 2017, we have seven reporting units. Our Technical Services, Industrial Services, Field Services, Kleen Performance Products, SK Environmental Services, Oil and Gas Field Services and Lodging Services each constitutes a reporting unit. The results of operations for our Industrial Services and Field Services reporting units are included in our Industrial and Field Services segment, the results of operations for our SK Environmental and Kleen Performance Products

reporting units are included in our Safety-Kleen segment, and the results of operations for our Oil and Gas Field Services and Lodging Services reporting units are included in our Oil, Gas and Lodging Services segment.

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

During the nine months ended September 30, 2017, we continued to evaluate the Industrial Services and Kleen Performance Products reporting units' results and monitor for events or changes in circumstances which might indicate that the estimated fair values of these reporting units were below their carrying value. No such events or changes in circumstances existed in the three months ended September 30, 2017. However, given the results of our most recent annual impairment test performed at December 31, 2016 and considerations assessed during the current quarter, we continue to believe that there is risk of future impairment relative to the goodwill balance of the Industrial Services reporting unit. As of September 30, 2017, goodwill attributable to this reporting unit was $28.2 million. We will continue to monitor the business for events or circumstances which could indicate that the reporting unit’s fair value more likely than not no longer exceeds its carrying value and perform interim goodwill impairment tests as deemed necessary.
As a result of the sale of the Transformer Services business in the second quarter of 2017, we assessed qualitative factors to determine if it was more likely than not the estimated fair value of the remaining Technical Services reporting unit was less than its carrying value at that time. Based on our assessment of these factors, the performance of the Technical Services business to-date relative to budget, and the fact that the estimated fair value of the Technical Services reporting unit significantly exceeded its carrying value at year-end, we noted no indicators of impairment for the remaining Technical Services reporting unit as of the date of the sale.
Other Long-Lived Assets. As of September 30, 2017, the Oil and Gas Field Services reporting unit had other long-lived assets consisting of: property, plant and equipment, net of $76.9 million and intangible assets of $3.3 million. In consideration of the reporting unit's continued lower than historical results and overall slowdown in the oil and gas related industries, we continue to monitor the carrying value of the segment's long-lived assets and assess the risk of asset impairment. As a result of analyses performed as of September 30, 2017, we concluded that no impairment of intangible or other long-lived assets then existed.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2017 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the nine months ended September 30, 2017, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2017 through July 31, 2017	227	$55.83	—	$87,866,072
August 1, 2017 through August 31, 2017	235,595	$52.19	234,060	$75,658,142
September 1, 2017 through September 30, 2017	1,617	$54.39	—	$75,658,142
Total	237,439	$52.21	234,060	$75,658,142
______________________

(1)	Includes 19,389 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

(3)
On October 31, 2017, our board of directors authorized the repurchase of up to an additional $300 million of our common stock, resulting in a total of $375.7 million currently being available for stock repurchase. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors, including share price, cash required for business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	November 1, 2017

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	November 1, 2017