Form 10-K
period 2017-12-31
CLEAN HARBORS INC
filed 2018-02-28
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
On June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $2.9 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 23, 2018, there were outstanding 56,506,765 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2018 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2018) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2017

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis on Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2018.
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
Our operations are managed in six operating segments based primarily upon the nature of the various operations and services provided: Technical Services, Industrial Services, Field Services, Safety-Kleen, Oil and Gas Field Services, and Lodging Services.

•
Technical Services — provides a broad range of hazardous material management services including the packaging, collection, transportation, treatment and disposal of hazardous and non-hazardous waste at our incinerator, landfill, wastewater and other treatment facilities. The business also provides, where possible, recycling, reuse and reclamation services for hazardous and non-hazardous materials—including solvents, precious metals, chemicals, oil, light bulbs, transformers and other electrical equipment.

•
Industrial and Field Services — by leveraging specialized equipment, expertise, responsiveness and disposal assets across the country, provides turnkey industrial and specialty services such as high-pressure and chemical cleaning, daylighting services, production servicing, decoking, pigging and material processing to refineries, chemical plants, oil sands facilities, pulp and paper mills, and other industrial facilities. These businesses also provide a wide variety of environmental cleanup services on customer sites or other locations on a scheduled or emergency response basis including tank cleaning, decontamination, remediation, and spill cleanup. In performing such services, Clean Harbors is a leader in providing response services for environmental emergencies of any scale on land or water.

•
Safety-Kleen — provides a broad range of environmental services such as parts cleaning, containerized waste services, used oil collection, and other complementary products and services, including vacuum services, other environmental services and products such as degreasers, glass and floor cleaners, hand cleaners, absorbents, antifreeze, windshield washer fluid, mats and spill kits which we categorize as allied products. In addition, Safety-Kleen manufactures, formulates, packages, blends, distributes and markets high-quality lubricants. We process used oil into high quality base and blended lubricating oils which, through our OilPlusTM closed loop initiative, are then sold to third-party customers, and provide recycling of oil in excess of our current re-refining capacity into recycled fuel oil which is then sold to third parties. Processing into base and blended lubricating oils takes place in our six owned and operated re-refineries, and recycling of oil into recycled fuel oil takes place in one of our used oil terminals.

•
Oil, Gas and Lodging Services — provides surface rentals, seismic support services, and directional boring services to the energy sector serving oil and gas exploration and power generation. In addition, we provide lodges and remote workforce accommodation facilities throughout Western Canada. These include our open lodges, operator camps, drill camps, manufacturing of modular units and wastewater processing plants.

Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal office is located in Norwell, Massachusetts. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our board committees, and our code of ethics for members of the board of directors, our chief executive officer and our other senior officers are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.
Health and Safety
Health and Safety is our #1 priority—companywide. Employees at all levels of our Company share this philosophy and are committed to ensuring our safety goals are met. Our commitment to health and safety benefits everyone—our employees, our customers, the community, and the environment. In 2017 we continued with our successful Safety Starts With Me: Live It 3-6-5 program which is a key component in our overall safety program and along with our many other programs has continued to achieve low Total Recordable Incident Rate, or "TRIR;" Days Away, Restricted Activity and Transfer Rate, or "DART;" and Experience Modification Rate, or "EMR." For the year ended December 31, 2017, our Company wide TRIR, DART and EMR were 1.34, 0.80 and 0.58, respectively. For the year ended December 31, 2016, our Company wide TRIR, DART and EMR were 1.18, 0.72 and 0.67, respectively.
In order to protect our employees, continue to lower our incident rates, and satisfy our customers' demands to retain the best service providers with the lowest TRIR, DART and EMR rates, we are fully committed to continuously improving our health and safety performance. All employees recognize the importance of protecting themselves, their fellow employees, their customers, and all those around them from harm. This commitment is supported by the philosophies and Golden Rules of Safety that is the cornerstone of the Safety Starts with Me: Live It 3-6-5 program. Live It 3-6-5 is our dedication to the safety of our workers through each and every employee’s commitment to our three Safety philosophies, our six Golden Rules of Safety and each employee’s five personal reasons why they choose to be safe at work, on the road and at home.
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
The principal elements of our business strategy are to:

•
Cross-Sell Across Segments—We believe the breadth of our service offerings allows us to provide additional services to existing customers. In particular, we believe we can provide industrial and field services to customers that traditionally have only used our technical services and technical services to customers that use our industrial services or oil and gas field services. At the same time, we see a variety of cross-selling opportunities between our Technical Services, Industrial and Field Services and Safety-Kleen segments. Reflecting this strategy, we have been successfully cross-selling the services of Safety-Kleen, such as parts washers, allied products, recycling services and our OilPlusTM closed loop initiative, to legacy Clean Harbors customers. We believe leveraging our ability to cross-sell across all of our segments will drive additional revenue for our Company.

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

•
Pursue Selective Acquisitions—We actively pursue selective acquisitions in certain services or market sectors where we believe the acquisitions can enhance and expand our business, such as the oil collection and refinery markets. We believe that we can expand existing services, especially in our non-disposal services, through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share. In order to maximize synergies, we rapidly integrate our acquisitions into our existing processes. For additional information on our acquisitions, see "Acquisitions and Divestitures" below.

•
Execute Strategic Divestitures—To complement our acquisition strategy and focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the merger or divestiture of certain businesses. Accordingly, from time to time, we divest certain non-core businesses and reallocate our resources to businesses that we believe better align with our long-term strategic direction. For instance, on June 30, 2017, we completed the sale of our Transformer Services business, which was a non-core business previously included within our Technical Services segment.

•
Focus on Cost, Pricing and Productivity Initiatives—We continually seek to increase efficiency and to reduce costs through enhanced technology, process efficiencies and stringent expense management. For instance, in 2017, we successfully undertook, in response to current and expected business conditions, headcount reductions, branch consolidations, greater internalization of maintenance costs, procurement and supply chain improvements. Additionally we seek areas in our business where strategic investment in processes, tools and employees can serve to increase productivity, efficiency and safety compliance.

•
Expand Service Offerings and Geographic Coverage—We believe our Technical Services, Industrial and Field Services, and Safety-Kleen segments have a competitive advantage due to their vast network of locations across North America, particularly in areas where we maintain service locations at or near a treatment, storage and disposal facility, or "TSDF." By opening additional service locations in close proximity to our TSDFs, we believe that we can increase our market share within these segments. We believe this will drive additional waste into our existing facilities, thereby increasing utilization and enhancing overall profitability. In addition, our management team continues to assess the competitive landscape in order to identify new business opportunities.

Acquisitions and Divestitures
Acquisitions are an element of our business strategy that involves expansion through the purchase of businesses that complement our existing company and create multiple opportunities for profitable growth.
On February 23, 2018, we purchased Veolia's US Industrial Cleaning Division, a subsidiary of Veolia Environmental Services ("Veolia"), for a purchase price of approximately $120.0 million, subject to customary post-closing adjustments. The acquisition will provide significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business.
In 2017, we acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $41.8 million, ($33.1 million USD), net of cash acquired. The acquisition price included the assumption of approximately CAD $21.3 million ($16.8 million USD) in outstanding debt, which we subsequently repaid. The acquisition is expected to support our growth in the daylighting and hydro excavation services markets. In addition to increasing the size of our hydro vac fleet, Lonestar's network of locations will provide us with direct access to key geographic markets in both the United States and Canada. The acquired company is included in the Industrial and Field Services segment.
In 2016, we acquired seven businesses for a combined purchase price of $204.8 million, paid in cash and subject to customary post-closing adjustments, which complement our strategy to create a closed loop model as it relates to the sale of our oil products. These acquisitions also provided us three additional oil re-refineries while also expanding our used motor oil collection network and providing greater blending and packaging capabilities. These acquisitions also provided us with greater access to customers in the West Coast region of the United States and additional locations with Part B permits. Operations of these acquisitions are primarily being integrated across our Safety-Kleen segment, with certain operations also being integrated into our Technical Services and Industrial and Field Services segments.
In 2015, we acquired Heckmann Environmental Services, Inc. (“HES”) and Thermo Fluids Inc. (“TFI”), a wholly-owned subsidiary of HES. The acquisition was accomplished through our purchase of all of the issued and outstanding shares of HES from Nuverra Environmental Solutions, Inc. HES is a holding company that does not conduct any operations. TFI provides environmental services, including used oil recycling, used oil filter recycling, antifreeze products, parts washers and solvent recycling, and industrial waste management services, including vacuum services, remediation, lab pack and hazardous waste management. We acquired TFI for a purchase price of $79.3 million. The acquisition expanded our environmental services customer base while also complementing the Safety-Kleen network and presence in the western United States.
For additional information relating to our acquisition activities during 2017, 2016 and 2015 and February 2018, see Note 3, "Business Combinations," and Note 21, "Subsequent Events," to our consolidated financial statements included in Item 8 of this report.
Other business transactions also include divestitures based on our ongoing portfolio of assets to determine the extent to which they are contributing to our objectives and growth strategy.
On June 30, 2017, we completed the sale of our Transformer Services business, which was a non-core business previously included with the Technical Services operating segment, for $45.5 million ($43.4 million net of $2.1 million in transactional related costs) subject to customary post-closing adjustments. On September 1, 2016, we completed the sale of our Catalyst Services business, which was a non-core business previously included within the Industrial Services operating segment, for approximately $50.6 million ($49.2 million net of cash retained by the catalyst services business) subject to customary post-closing adjustments. For additional information relating to these divestitures, see Note 4, "Disposition of Businesses," to our consolidated financial statements included in Item 8 of this report.
Protecting the Environment and Corporate Sustainability
Our core business is to provide industry, government and the public a wide range of environmental, energy and industrial services that protect and restore North America's natural environment.
As a leading provider of environmental, energy and industrial services throughout North America, our first goal is to help our customers prevent the release of chemicals and hazardous waste streams into the environment. We also are the leading service provider in the recovery and decontamination of pollutants that have been released. This includes the safe destruction or disposal of hazardous materials in a manner that ensures these materials are no longer a danger to the environment. When providing these services, we are committed to recycling, reuse and reclamation of these wastes whenever possible using a variety of methods more fully explained below in the sections describing our general operations. Many of our branded services exemplify our commitment to sustainability and providing environmental solutions to the marketplace. Where possible, liquids such as solvents, chemicals and used oil are continuously recycled to our high-quality standards and made into useful products. Tolling programs provide a closed process in which the customer’s spent solvents are recycled to their precise specifications and returned directly to them.
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
Since 2013, California Air Resources Board has issued over 7,900,000 emission reduction credits that were generated by destroying CFCs at our Arkansas incinerator. Over 7,900,000 metric tons of carbon dioxide emissions were avoided by destroying these greenhouse gases.  That is equivalent to removing over 1,668,745 passenger vehicles from the road for one year.
One of our most highly visible public programs for various governmental and community entities involves the removal of thousands of tons of hazardous wastes, from households throughout the United States and Canada, that might otherwise be improperly disposed of or become dangerous to the communities where they are stored.
As we provide these wide-ranging services throughout North America, we are committed to ensuring that our own operations are environmentally responsible. Our sustainability efforts are guided by a formal policy, strategy and plan and we continue to build on our past efforts, such as implementing numerous energy efficiency improvements and various transportation initiatives within our fleet, including using our own recycled oil.
Competitive Strengths

•
Leading Provider of Environmental, Energy and Industrial Services—We are a leading provider of environmental, energy and industrial services. We own nine of the 13 commercial hazardous waste incinerators, making us the largest operator of such facilities in North America. We provide multi-faceted and low cost services to a broad mix of customers. We attract and better serve our customers because of our capabilities and the size, scale and geographic location of our assets, which allow us to serve multiple locations.

•
Largest Collector and Recycler of Used Motor Oil— As the largest re-refiner and recycler of used oil in the world, we returned during 2017 approximately 190 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace. In 2017, our re-refining process eliminated more than two million metric tons of greenhouse gas ("GHG"), which is the equivalent of growing more than 53 million trees for 10 years in an urban environment or taking over 390,000 passenger cars off the road for one year.

•
Large and Diversified Customer Base—Our customers range from Fortune 500 companies to midsize and small public and private entities that span multiple industries and business types, including governmental entities. This diversification limits our credit exposure to any one customer and potential cyclicality to any one industry. As a percentage of our 2017 revenues, the top ten industries we service totaled approximately 70% and included chemical (13%), general manufacturing (12%), automotive (9%), refineries and oil sands (9%), government (7%), base oil, blenders and packagers (6%), utilities (5%), terminals and pipelines (3%), pharmaceutical and biotechnology (3%), and transportation (3%).

•
Stable and Recurring Revenue Base—We have long-standing relationships with our large customers, many of whom have worked with our Company for decades. Our diversified customer base provides stable and recurring revenues, as a significant portion of our revenues are derived from previously served customers with recurring needs for our services. In addition, switching costs for many of our customers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their hazardous wastes are shipped in order to reduce their potential liability under United States and Canadian environmental laws and regulations. We have been selected as an approved vendor by large and small generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and hazardous waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis.

•
Comprehensive Service Capabilities—Our comprehensive service offerings allow us to act as a full-service provider to our customers. Our full-service orientation creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand "one-stop shop" service providers.

•
Integrated Network of Assets—We believe we operate, in the aggregate, the largest number of commercial hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from origin through disposal and to efficiently direct and internalize our waste streams to reduce costs. As our processing of wastes increases, our size allows us to increase our profit margins as we can internalize a greater volume of waste in our incinerators, landfills and other disposal facilities.

•
Regulatory Compliance—We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.

•
Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, research and development capabilities and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to transport and process with internal resources the substantial majority of all hazardous waste that we manage for our customers. In addition, our Safety-Kleen results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils. We also charge stop fees related to our used oil collection services which allow us to effectively manage the profit spreads inherent in the business.

•
Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 13 executive officers collectively have over 250 years of experience and expertise in the environmental, energy and industrial services industries. Our chief executive officer founded our Company in 1980, and since its formation has served as both the Chief Executive Officer and Chairman of the Board.

Operations
General
Seasonality and Cyclical Nature of Business. Our operations may be affected by seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for products and services. Typically during the first quarter of each year there is less demand for our products, oil collection, recycling and environmental services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United

States and Canada. As a result, reduced volumes of waste are received at our facilities, higher operating costs are realized due to sub-freezing weather and high levels of snowfall, factory closings for year-end holidays reduce waste volume, and lower volumes of used oil are generated for our collection.
Geographical Information.    For the year ended December 31, 2017, we generated $2,392.0 million or 81.2% of our revenues in the United States and Puerto Rico, $552.1 million or 18.7% of revenues in Canada, and less than 0.1% of revenues in other international locations. For the year ended December 31, 2016, we generated $2,213.4 million or 80.3% of our revenues in the United States and Puerto Rico, $538.0 million or 19.5% of revenues in Canada, and less than 0.1% of revenues in other international locations. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 18, "Segment Reporting," to our consolidated financial statements included in Item 8 of this report.
Technical Services
These services involve the collection, transportation, treatment and disposal of hazardous and non-hazardous waste, and include resource recovery, physical treatment, fuel blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management and CleanPack® services. Our CleanPack services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous waste. Our technical services are provided through a network of service centers from which a fleet of vehicles are dispatched to pick up customers' waste either on a predetermined schedule or on demand, and to deliver the waste to permitted facilities, which are usually Company-owned. Our service centers also can dispatch chemists to a customer location for collection of chemical and laboratory waste for disposal. InSite Service offerings is a branded on-site/in-plant service delivery program through which we offer a full range of environmental, industrial and waste management services. This signature program is built on safety, quality, efficiency and integrity, and has been offered by Clean Harbors for over 20 years. By leveraging Clean Harbors' expertise and capabilities, our on-site staffs are dedicated to developing the safest, most cost-effective solutions to service customers’ needs.
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
We operate a network of TSDFs that collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. These facilities hold special permits, such as Part B permits under the Resource Conservation and Recovery Act, or "RCRA," in the United States, which allow them to process, transfer and dispose of waste through various technologies including recycling, incineration, and landfill and wastewater treatment depending on each location's permitted and constructed capabilities.
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
We also operate a recycling facility that recycles refinery waste and spent catalyst. The recycled oil and catalysts, depending on market conditions, are sold to third parties.
Incineration.    Incineration is the preferred method for the treatment of organic hazardous waste because it effectively destroys the contaminants at high temperatures. High temperature incineration effectively eliminates organic waste such as herbicides, halogenated solvents, pesticides, pharmaceutical and refinery waste, regardless of whether gases, liquids, sludge or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic waste.
As of December 31, 2017, we had nine active incinerators operating in five incinerator facilities that offer a wide range of technological capabilities to customers. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual practical capacity of 58,808 tons and three solids and liquids capable incinerator facilities with a combined estimated annual practical capacity of 377,387 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual practical capacity of 125,526 tons. Our state-of-the-art hazardous waste incinerator at our El Dorado, Arkansas site, which officially came online in February 2017, added approximately 70,000 tons of additional liquids and solids capacity to our incineration network, which totaled 561,721 tons of capacity at year-end 2017.
Our incinerator facilities in Kimball, Nebraska; Deer Park, Texas; El Dorado, Arkansas; and Aragonite, Utah, are designed to process liquid organic waste, sludge, solids, soil and debris. Our Deer Park facility has two kilns and a rotary reactor. Our El Dorado facility specializes in the treatment of bulk and containerized hazardous liquids, solids and sludge. Our new hazardous waste incinerator at our El Dorado, Arkansas site, specializes in high-temperature incineration of regulated waste, such as industrial and laboratory chemicals, manufacturing byproducts, medical waste, fertilizers and other solid and liquid materials that would otherwise be hazardous to the environment and public health if not properly managed. Our facilities in Kimball and Deer Park have on-site landfills for the disposal of ash produced as a result of the incineration process.
Our incinerator facility in Lambton, Ontario, is a liquid injection incinerator, designed primarily for the destruction of liquid organic waste. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid waste not amenable to conventional physical or chemical waste treatment.
Landfills.    Landfills are primarily used for disposal of inorganic waste. In the United States and Canada, we operate nine commercial landfills. Seven of our commercial landfills are designed and permitted for disposal of hazardous waste and two of our landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators.
Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2017, the useful economic lives of these landfills included approximately 26.6 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 31.9 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 4.1 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under Subtitle D of RCRA. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including waste from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.
Wastewater Treatment.    We operate nine wastewater treatment facilities that offer a range of wastewater treatment technologies. These wastewater treatment operations involve processing hazardous and non-hazardous waste through use of physical and chemical treatment methods. These facilities treat a broad range of industrial liquid and semi-liquid waste containing heavy metals, organics and suspended solids.
Total Project Management. We also provide total project management services in areas such as chemical packing, on-site waste management, remediation, compliance training and emergency spill response, while leveraging the Clean Harbors network of Technical Services and Industrial and Field Services centers and capabilities.
Industrial and Field Services
Industrial Services. We provide a wide range of industrial maintenance services and specialty industrial services at refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing, and power generation facilities. We provide these services throughout North America, which includes our presence in the oil sands region in Alberta, Canada.
Our crews handle as-needed in-plant services to support ongoing in-plant cleaning and maintenance services, including liquid/dry vacuum, hydro-blasting, dewatering and materials processing, water and chemical hauling and steam cleaning. We provide a variety of specialized industrial services including plant outage and turnaround services, decoking and pigging, chemical cleaning, high and ultra-high pressure water cleaning, pipeline inspection and coating services, and large tank and surface impoundment cleaning. We also provide daylighting services which, through the use of specialized hydro vac equipment, deliver safer, cleaner and more precise hydro excavation services to safely uncover highly sensitive underground targets.
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
Field Services. We provide customers with highly skilled experts who utilize specialty equipment and resources to perform services at any chosen location. Our field service crews and equipment are dispatched on a planned or emergency basis and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer, scarifying and media blasting and vacuum services. Additional services include filtration and water treatment services.
We are also a leader in providing response services for environmental emergencies of any scale from man-made disasters such as oil spills, and natural disasters such as hurricanes.
Safety-Kleen
Our Safety-Kleen service brand offers an array of environmental services and complementary products to a diverse range of customers including automobile repair shops, car and truck dealers, metal fabricators, machine manufacturers, fleet maintenance shops and other automotive, industrial and retail customers.
As the largest provider of parts cleaning services in North America, our Safety-Kleen business offers a complete line of specially designed parts washers to customer locations and then delivers recurring service that includes machine cleaning and maintenance and disposal and replacement of clean solvent or aqueous fluids. We also sell allied products which include degreasers, glass and floor cleaners, hand cleaners, absorbents, antifreeze, windshield washer fluid, mats and spill kits.
Utilizing our collection network, we provide pickup and transportation of hazardous and non-hazardous containerized waste for recycling or disposal, primarily through the Clean Harbors network of recycling and waste treatment and disposal facilities. We also collect used oil which serves as feedstock for our oil re-refineries discussed below, or process the oil into recycled fuel oil, or “RFO,” which is then sold to customers such as asphalt plants, industrial plants, pulp and paper companies, and vacuum gas oil and marine diesel oil producers.
Our vacuum services remove solids, residual oily water and sludge and other fluids from customers' oil/water separators, sumps and collection tanks. We also remove and collect waste fluids found at large and small industrial locations, including metal fabricators, auto maintenance providers, and general manufacturers.
Utilizing used oil collected by Safety-Kleen branches, we manufacture, formulate, package, distribute and market high-quality lubricants. We offer these services direct to business end-users and customers that can in turn market to retailers and end-consumers. The used oil collected by Safety-Kleen's branch network is processed or re-refined to convert into a variety of products, mostly base lubricating oils, and much smaller quantities of asphalt-like material, glycols and fuels. As the largest re-refiner of used oil in North America, we process the used oil collected through our six re-refineries located in East Chicago, Indiana; Newark, California; Wichita, Kansas; Tacoma, Washington; Fallon, Nevada; and Breslau, Ontario. Our primary goal is to produce and sell high-quality blended oils, which are created by combining our re-refined base and other base oils with performance additives in accordance with our proprietary formulations and American Petroleum Institute licenses. Our Performance Plus® brand and “green” proprietary brand EcoPower® sold under our Kleen Performance Products line of oil products are sold to on- and off-road corporate fleets, government entities, automotive service shops and industrial plants, which are serviced through our internal distribution network, as well as an extensive United States and Canada-wide independent distributor network. We also sell unbranded blended oils to distributors that resell them under their private label brands. In late 2016, we implemented our OilPlusTM program resulting in the sale of our renewable oil products directly to our end customers. We sell the base oil that we do not blend and sell ourselves to independent blenders/packagers that use it to blend their own branded or private label oils. With more than 200 million gallons of used oil processed annually, we were able to return in 2017 approximately 190 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace. We believe our position as the largest collector and re-refiner of used motor oil, along with our vast service and distributions network, provide a distinct competitive advantage in our ability to provide our customers with collection and oil distribution services through our OilPlusTM program.
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

Surface Rentals services support oil and gas companies' drilling and well completion programs. Key to our services is our ability to provide solids control to support the drilling process. Our technologies help manage liquids, solids and semi-solid material during the drilling operation, and include centrifuges, tanks, and drilling fluid recovery. We also can provide container rentals for safe collection of drill cuttings and other wastes, as well as manage disposal of drilling fluids and solids. We also supply surface rental equipment to support drill sites by providing wellsite trailers, wastewater treatment systems and holding tanks, light towers, and generators and handling tools.
Lodging Services. Consists of Lodge and mobile Camp Operations and Manufacturing. Synergy is created among all lines of businesses within Lodging Services itself, as well as with other Clean Harbors divisions by providing turnkey remote accommodations and manufacturing support.
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
Our mobile Camp operations provide services for remote workforce accommodation facilities throughout Western Canada, currently in British Columbia, Saskatchewan and Alberta, with multiple accommodation types. These include client and open camps, operator camps, and drill camps. In addition, we provide internally to the majority of our lodges and camps food services, hospitality services, camp and lodge managers, and housekeeping. Furthermore, hospitality services are available as a standalone service to clients which have other accommodation arrangements.
Manufacturing operates through our BCT Structures Inc., a custom manufacturer of modular buildings specializing in providing workforce housing, office complexes, schools, lavatories, multi-story buildings, affordable housing, kitchen facilities and other customized modular solutions for various industries.

Competition
The hazardous waste management industry is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from national and regional waste services companies and hundreds of privately-owned firms. Veolia, Waste Management, Inc., or "WM," U.S. Ecology, and Stericycle, Inc. are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the environmental services we offer.
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
For our Industrial and Field Services segment, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer energy or industrial services. CEDA International Corporation and Newalta in Canada, and Envirosystems and Hydrochem PSC in the United States, are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the industrial and field services we offer. We believe the availability of specialized equipment, skilled technical professional personnel, quality of performance, diversity of services, safety record and price are the key competitive factors in this industry.
For our Safety-Kleen segment, competitors vary by locality and by type of service rendered, with competition coming from Heritage-Crystal Clean and Veolia, along with several regional and local firms.
For our Oil, Gas and Lodging Services segment, competitors vary by locality and type of services provided, with competition coming from national, regional and local service providers. Some of these competitors are able to provide one or more of the oil and gas field services we offer. Others only provide a limited range of equipment or services tailored for local markets. Competition is based on a number of factors, including safety, quality, performance, reliability, service, price, response time, and, in some cases, breadth of service offering. Our primary competitors in our lodging business are Civeo, Black Diamond, Horizon North Logistics, Royal Camps and William Scotsman.
The principal methods of competition for all of our services are quality, price, reliability of service rendered and technical proficiency. We believe that we offer a more comprehensive range of environmental, energy and industrial services than our competitors in major portions of the United States and Canada.
Employees
As of December 31, 2017, we employed approximately 12,700 active full-time employees, of which 805 in the United States and 611 in Canada were represented by labor unions. We believe that our relationship with our employees is satisfactory. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers.
Intellectual Property
We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. As of December 31, 2017, we held a total of 33 U.S. and nine foreign issued or granted patents (which will expire between 2018 and 2031), two U.S. and five foreign pending patent applications, 78 U.S. and 57 foreign trademark registrations, and four U.S. and nine foreign trademark applications. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
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
We dispose of wastes at our incinerator, wastewater treatment and landfill facilities, or at facilities owned and operated by other firms that we have audited and approved. We apply established technologies to treatment, storage and recovery of hazardous wastes. We believe our operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.
Insurance and Financial Assurance
Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third-party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $105.0 million, $102.0 million and $102.0 million, respectively, per year, subject to retentions of $2.0 million per occurrence for auto and commercial general liability and $1.0 million for employers' liability in the United States and $2.0 million in Canada. We also have workers' compensation insurance whose limits are established by state statutes.
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
Under our insurance programs, coverage is obtained for catastrophic exposures, cyber security as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefit, workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the actuarial calculation of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of companies in other industries.
Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2017, our total estimated closure and post-closure costs requiring financial assurance by regulators were $455.4 million for our U.S. facilities and $39.4 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The financial assurance related to closure and post-closure obligations of our U.S. facilities will renew in 2018. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2018, as well as letters of credit.
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
As further discussed in Note 9, "Closure and Post-Closure Liabilities," and Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report, we have accrued environmental liabilities as of December 31, 2017, of $185.5 million. For the years ended December 31, 2017 and 2016, we spent $13.0 million and $12.2 million, respectively, to address environmental liabilities.
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
We continuously evaluate potential acquisition candidates and from time to time acquire companies that we believe will strategically fit into our business and growth objectives. In particular, we acquired in 2016 seven businesses for approximately $204.8 million and in 2017 four businesses for approximately $51.9 million, all subject to customary post-closing adjustments, and in February 2018 we acquired an industrial services business for a purchase price of approximately $120.0 million, subject to customary post-closing adjustments. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results. We also continually review our portfolio of assets to determine the extent to which they are contributing to our objectives and growth strategy. In particular, we divested, in September 2016 our Catalyst Services business for approximately $50.6 million ($49.2 million net of cash divested) and in June 2017 our Transformer Services business for approximately $45.5 million, both subject to customary post-closing adjustments.
Our acquisitions may expose us to unknown liabilities.
Because we have acquired, and expect generally to acquire, all the outstanding shares of most of our acquired companies, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting that could affect our ability to comply with the Sarbanes-Oxley Act, or that could affect our ability to comply with other applicable laws.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2017, we recorded approximately 19% of our revenues outside of the United States, primarily in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies.
Certain adverse conditions have required, and future conditions might require, us to make substantial write-downs in our assets, which have adversely affected or would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. Based on those results, during the third quarter of 2016, we determined that the then carrying amount of our Lodging Services reporting unit exceeded the estimated fair value of that unit and we therefore then recognized a goodwill impairment charge of $34.0 million with respect to that unit. During and as of the end of each of 2017 and 2016, we determined that no additional asset write-downs were required. However, if conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any significant write-offs would adversely affect our balance sheet and results of operations.

Natural disasters or other catastrophic events could negatively affect our business, financial condition and results of operations.
Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in rail or truck transportation services which we rely on to deliver waste to our facilities. These events could prevent or delay shipments and reduce both volumes and revenue. Weather conditions and other event driven special projects also cause interim variations in our results. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operation.

Additional Risks of Our Technical Services Business
The hazardous waste management business which our Technical Services segment conducts is subject to significant environmental liabilities.
We have accrued environmental liabilities valued as of December 31, 2017, at $185.5 million, substantially all of which we assumed in connection with certain acquisitions. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when we project that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than we now estimate, which could adversely affect our financial condition and results of operations.
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
We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2017, our total estimated closure and post-closure costs requiring financial assurance by regulators were $455.4 million for our U.S. facilities and $39.4 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The financial assurance related to closure and post-closure obligations of our U.S. facilities will renew in 2017. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2017, as well as letters of credit.
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
Our operations and those of others in the environmental services industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials, and cleanup of soil and groundwater contamination. In particular, if we fail to comply with governmental regulations governing the transport of hazardous materials, such failure could negatively impact our ability to collect, process and ultimately dispose of hazardous wastes generated by our customers. While increasing environmental regulation often presents new business opportunities for us, it often also results in increased operating and compliance costs. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with governmental enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of regulated materials and related natural resource damages.
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
A significant portion of our Safety-Kleen business involves collecting used oil from certain of our customers, re-refining a portion of such used oil into base and blended lubricating oils, and then selling both such re-refined oil and the recycled oil, or ‘‘RFO,’’ to other customers. Changes in the reported spot market prices of oil affect the prices at which we can sell our re-refined oil and RFO. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our re-refined oil and RFO. The price at which we sell our re-refined oil and RFO is also affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our RFO. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes and the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our re-refined oil and RFO and the costs to collect and re-refine used oil and process RFO typically increase and decrease together, there is no assurance that when our costs to collect and re-refine used oil and process RFO increase we will be able to increase the prices we charge for our re-refined oil and RFO to cover such increased costs, or that our costs to collect and re-refine used oil and process RFO will decline when the prices we can charge for re-refined oil and RFO decline. These risks are exacerbated when there are rapid fluctuations in these oil indices.
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
Recent and potential changes in environmental laws and regulations may also adversely affect future Safety-Kleen parts cleaning and other solvent related services. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require Safety-Kleen to modify or curtail its operations or replace or upgrade its facilities or equipment at substantial cost, which we may not be able to pass on to our customers, and we may choose to indemnify our customers from any fines or penalties they may incur as a result of these new laws and regulations. On the other hand, in some cases if new laws and regulations are less stringent, Safety-Kleen’s customers or competitors may be able to manage waste more effectively themselves, which could decrease the need for Safety-Kleen’s services or increase competition, which could adversely affect Safety-Kleen’s results of operations.

Safety-Kleen is subject to existing and potential product liability lawsuits.
Safety-Kleen has been named from time to time as a defendant in product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2017, Safety-Kleen was involved in approximately 52 such proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvents used in Safety-Kleen’s parts cleaning equipment contain contaminants or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvents during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that such solvents contain trace amounts of toxic or hazardous substances such as benzene. Although Safety-Kleen maintains insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), this insurance may not provide coverage for potential awards of punitive damages against Safety-Kleen. Although Safety-Kleen has vigorously defended and will continue to vigorously defend itself and the safety of its products against all of these claims, these lawsuits are subject to many uncertainties and outcomes cannot be predicted with assurance. Safety-Kleen may also be named in similar additional lawsuits in the future, including claims for which insurance coverage may not be available. If any one or more of these lawsuits were decided unfavorably against Safety-Kleen and the plaintiffs were awarded punitive damages, or if insurance coverage were not available for any such claim, our financial condition and results of operations could be materially and adversely affected. Additionally, if any one or more of these lawsuits were decided unfavorably against Safety-Kleen, such outcome may encourage more lawsuits against us.
Safety-Kleen is dependent on third parties for manufacturing the majority of its equipment.
Safety-Kleen does not manufacture the majority of the equipment, including parts washers, that Safety-Kleen places at customer sites. Accordingly, Safety-Kleen relies on a limited number of third-party suppliers for manufacturing this equipment. The supply of third-party equipment could be interrupted or halted by a termination of Safety-Kleen’s relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If Safety-Kleen were not able to retain these providers or obtain its requests from them, Safety-Kleen may not be able to obtain alternate providers in a timely manner or on economically attractive terms and, as a result, Safety-Kleen may not be able to compete successfully for new business, complete existing engagements profitably or retain its existing customers. Additionally, if Safety-Kleen’s third-party suppliers provide defective equipment, Safety-Kleen may be subject to reputational damage or product liability claims which may negatively impact its reputation, financial condition and results of operations. Further, Safety-Kleen generally does not have long-term contracts with its third-party suppliers, and as a result those suppliers may increase the price of the equipment they provide, which may hurt Safety-Kleen’s results of operations.
Additional Risks of Our Oil, Gas and Lodging Services Businesses
A large portion of our Oil and Gas Field Services and Lodging Services businesses are dependent on the oil and gas industry in Western Canada, and declines in oil and gas investment and exploration in that region have adversely affected and could in the future adversely affect our business.
Our Oil and Gas Field Services and Lodging Services businesses generate a significant portion of their total revenues from customers in the oil and gas industry operating in Western Canada, although a majority of the services we provide to such customers relate to oil and gas refining which is less volatile than oil and gas exploration. Accordingly, declines in the general level of oil and gas investment and exploration in Western Canada have had and could potentially have significant adverse effects on the revenues and profitability of these businesses. Such declines have occurred and could potentially occur in the future if reductions in the commodity prices of oil and gas result in reduced oil and gas investment and exploration and refining. Such declines could also be triggered by technological and regulatory changes, such as those affecting the availability and cost of alternative energy sources and other changes in industry and worldwide economic and political conditions.
Many of our major customers conduct a significant portion of their operations in the Alberta oil sands. The Alberta oil sands contain large oil deposits, but extraction may involve significantly greater cost and environmental concerns than conventional drilling. While we believe our major involvement in the oil sands region will provide future growth opportunities, such involvement also increases the risk that our business will be adversely affected if future economic activity in the Alberta oil sands were to further decline. Major factors that could cause such a decline might include a prolonged reduction in the commodity price of oil and future changes in environmental restrictions and regulations. The downturn in worldwide economic conditions and in the commodity price of oil and gas which has occurred in recent years and continues to occur has caused certain of our customers to delay a number of large projects in the planning and early development phases within the oil sands region. In addition, customers are revisiting their operating budgets and challenging their suppliers to reduce costs and achieve better efficiencies in their work programs.

All of our major Canadian lodges are located on land subject to leases; if we were unable to renew a lease, we could be materially and adversely affected.
     All of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets and can move them to other locations, if necessary, we only own a leasehold in those properties. If we were found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, we would lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the sites. We may not be able to renew our leases upon expiration on similar terms, or at all, and if we were unable to renew leases on similar terms, it may have an adverse effect on our business. In addition, if we were to lose the right to use a lodge due to non-renewal of a lease, we would be unable to derive income from such lodge, which could materially and adversely affect us.
Risks Relating to Our Levels of Debt and Letters of Credit
Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2017, we had outstanding $1.2 billion of senior unsecured notes, $398.0 million of senior secured term loan, and $134.1 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

•
adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes or to repurchase our senior unsecured notes from holders upon any change of control;

•
require us to dedicate a substantial portion of our cash flow to payment of interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•
subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our senior secured term loan and borrowings (if any) under our revolving credit facility;

•	increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•
limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

Our ability to make scheduled payments of principal or interest with respect to our debt, including our outstanding senior unsecured notes, our secured term loan, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and our future financial results. If we were unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.
Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.
Although our revolving credit agreement and the indentures and loan agreement governing our other outstanding debt contain restrictions on the incurrence of additional debt (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional debt which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2017, up to an additional approximately $217.8 million for additional borrowings and letters of credit under our revolving credit facility. Our revolving credit agreement and the indentures and loan agreement governing our other outstanding debt also allow us to borrow significant amounts of money from other sources. These restrictions also do not prevent us from incurring obligations (such as operating leases) that do not constitute “debt” or “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit or other obligations, the related risks would increase.
The covenants in our debt agreements restrict our ability to operate our business and might lead to a default under our debt agreements.
Our revolving credit agreement and the indentures and loan agreement governing our other outstanding debt limit, among other things, our ability and the ability of our restricted subsidiaries to:

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
As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit facility requires, and our future credit facilities may require, us to maintain certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our outstanding or future debt. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such debts, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such debt were accelerated, our assets might not be sufficient to repay in full that debt and our other debt.
Our revolving credit agreement and the indentures and loan agreement governing our other outstanding debt also contain cross-default and cross-acceleration provisions. Under these provisions, a default or acceleration under one instrument governing our debt may constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.
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
We have a network of more than 465 service locations across 49 states, nine Canadian provinces, Puerto Rico and Mexico. Those service locations include service centers, satellite locations, branches, active hazardous waste management properties, lodging facilities and oil processing facilities. The service centers and branches are the principal sales and service centers from which we provide our environmental, energy and industrial services. The active hazardous waste management properties include incinerator facilities, commercial and non-commercial landfills, wastewater treatment facilities, treatment, storage and disposal facilities ("TSDFs"), solvent recovery management and recycling facilities, locations specializing in polychlorinated biphenyls ("PCBs") management, oil accumulation centers, oil terminals and oil re-refineries. Some of our properties offer multiple capabilities. The following sets forth certain information as of December 31, 2017 regarding our properties.
Service Centers, Satellite Locations and Branches
We have approximately 347 service centers, satellite locations and branches throughout the United States and Canada which serve as principal sales and service centers from which we provide parts cleaning services, containerized waste services, oil collection services and other environmental services.
Active Hazardous Waste Management Properties
Incinerator Facilities.   We own five operating incinerator facilities that have a total of nine incinerators with 561,721 tons of total practical capacity and an average utilization rate for 2017 of 87.6%. Our practical capacity is not based on a theoretical 24-hour, seven-day operation, but rather is determined as the production level at which our incinerators can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each incinerator.

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2017
Arkansas	3	145,072	84.8%
Nebraska	1	58,808	82.3%
Utah	1	66,815	86.4%
Texas	3	165,500	91.4%
Ontario, Canada	1	125,526	88.8%
	9	561,721	87.6%
Our incinerators offer a wide range of technological capabilities to customers through this network. We provide incineration in the United States through one fluidized bed thermal oxidation unit and three solids and liquids-capable incinerator facilities and we operate in Canada one active hazardous waste liquid injection incinerator. Our state-of-the-art hazardous waste incinerator at our El Dorado, Arkansas site, which officially came online in early 2017, added approximately 70,000 tons of additional capacity to our network.
Commercial and Non-Commercial Landfills.  In the United States and Canada, we operate nine commercial landfills with approximately 30.7 million cubic yards of remaining highly probable airspace. Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators. See "Landfill Accounting" within Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
Wastewater Treatment Facilities. We operate a total of nine facilities, of which six are owned and three are leased, that offer a range of wastewater treatment technologies and customer services. Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying, and non-hazardous wastewater treatment.
Treatment, Storage and Disposal Facilities. We operate 18 TSDFs, of which 16 are owned and two are leased, in the United States and Canada. Our TSDFs facilitate the movement of materials among our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation and waste handling procedures, provide for the movement of customer waste streams.
Solvent Recovery Management and Recycling Operations. We own two facilities specializing in solvent recovery management.

Oil Processing, Blending and Packaging Facilities
Oil Accumulation Centers. We operate a total of nine accumulation centers, of which eight are owned and one is leased, used for accumulating waste oil from our branches.
Oil Terminals. We operate a total of 55 oil terminals, of which 31 are owned and 24 are leased, which collect or process used oil prior to delivery to re-refineries or distribution as RFO.
Oil Recycling and Re-refining Facilities. With our recent acquisitions we now own six oil re-refineries, five in the United States and one in Canada. With more than 200 million gallons of used oil processed annually, we were able to return in 2017 190 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace.
Oil Packaging and Blending Facilities. We operate a total of five oil packaging and blending facilities, of which three are owned and two are leased and used for blending and packaging oil from our branches.
Lodging Facilities
Lodge Operations. We operate five fixed lodges, all of which are owned and located on sites in Alberta, Canada that are leased under long-term operating agreements.
Camps. We operate various camp facilities that can grow and shrink in size and location. Generally, we have ongoing operations at 1-2 larger facilities that we expect to operate on a multi-year basis. Additionally, we have in our fleet that can operate at any time, five office complexes, eight mini-camps, and approximately 35 single and double occupancy drill camps. All of our camp facilities are owned and located on various sites throughout Western Canada. Sites for the larger facilities are generally leased, whereas sites for our smaller facilities are generally provided by our customers.
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

	2017		2016
	High	Low	High	Low
First Quarter	$59.17	$52.77	$49.97	$37.09
Second Quarter	$61.62	$53.17	$54.54	$46.40
Third Quarter	$58.28	$49.63	$53.79	$44.91
Fourth Quarter	$58.22	$51.43	$58.23	$43.03
On February 23, 2018, the closing price of our common stock on the NYSE was $51.13 and there were 274 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. Based on our last record date, approximately 24,500 additional stockholders beneficially held shares in street name.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt, and for our stock repurchase program. In addition, our current credit agreement and indentures limit the amount we could pay as cash dividends on, or for repurchase of, our common stock. For additional information, see Note 14, "Stockholder's Equity," to our consolidated financial statements included in Item 8 of this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2017 through October 31, 2017	3,242	$56.70	—	$375,658,142
November 1, 2017 through November 30, 2017	141,999	$53.41	140,218	$368,166,530
December 1, 2017 through December 31, 2017	329,468	$53.31	318,950	$351,152,555
Total	474,709	$53.37	459,168	$351,152,555
______________________

(1)	Includes 15,541 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted shares granted under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under our stock repurchase program includes commissions paid to the brokers.

(3)
On October 31, 2017, our board of directors increased the size of our current share repurchase program from $300 million to $600 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors, including share price, cash required for business plans, trading volume and other conditions. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, AND CUSTOM PEER GROUP
Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, and an index of environmental services companies (custom peer group) compiled by CoreData. The environmental services group used by CoreData includes all companies whose listed line-of-business is SIC Code 4953 (refuse systems), and assumes reinvestment of dividends on the ex-dividend date. An index compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2012, when our common stock closed at $55.01 per share.
ASSUMES $100 INVESTED ON JAN. 01, 2013
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

	For the Year Ended December 31,
(in thousands except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$2,944,978	$2,755,226	$3,275,137	$3,401,636	$3,509,656
Net income (loss) (1)	$100,739	$(39,873)	$44,102	$(28,328)	$95,566
Earnings (loss) per share: (1)
Basic	$1.77	$(0.69)	$0.76	$(0.47)	$1.58
Diluted	$1.76	$(0.69)	$0.76	$(0.47)	$1.57
Other Financial Data:
Adjusted EBITDA (2)	$425,657	$400,354	$504,167	$521,919	$510,105

	At December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$3,706,570	$3,681,920	$3,431,428	$3,689,423	$3,936,430
Long-term obligations (including current portion)	1,629,537	1,633,272	1,382,543	1,380,681	1,385,516
Stockholders' equity	1,188,202	1,084,241	1,096,282	1,262,871	1,475,639
___________________________________________

(1)
The 2017 results include a net benefit of $93.0 million resulting from impacts of the tax law changes enacted in December of 2017, $7.9 million loss on early extinguishment of debt and a $30.7 million pre-tax gain on the sale of a non-core line of business within our Technical Services segment. The 2016 results include a $34.0 million goodwill impairment charge in our Lodging Services reporting unit and a $16.9 million pre-tax gain on the sale of a non-core line of business within our Industrial and Field Services segment. The 2015 results include a $32.0 million goodwill impairment charge in our Oil and Gas Field Services reporting unit, and the 2014 results include a $123.4 million goodwill impairment charge in our Kleen Performance Products reporting unit. In 2016, we did not record any income tax benefit as a result of the goodwill impairment charge. In 2015 and 2014, we recorded income tax benefits of $2.0 million and $2.7 million, respectively, as a result of the goodwill impairment charges. See Note 4, "Disposition of Businesses," Note 7, "Goodwill and Other Intangible Assets," Note 11, "Financing Arrangements," and Note 12, "Income Taxes," to our consolidated financial statements included in Item 8 of this report for additional information regarding these 2017 and 2016 items.

(2)
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands). See additional information regarding this non-GAAP measure under the heading "Adjusted EBITDA" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss)	$100,739	$(39,873)	$44,102	$(28,328)	$95,566
Accretion of environmental liabilities	9,460	10,177	10,402	10,612	11,541
Depreciation and amortization	288,422	287,002	274,194	276,083	264,449
Goodwill impairment charges	—	34,013	31,992	123,414	—
Other expense (income), net	6,119	(6,195)	1,380	(4,380)	(1,705)
Loss on early extinguishment of debt	7,891	—	—	—	—
Gain on sale of businesses	(30,732)	(16,884)	—	—	—
Interest expense, net	85,808	83,525	76,553	77,668	78,376
Pre-tax, non-cash acquisition accounting inventory adjustments	—	—	—	—	13,559
(Benefit) provision for income taxes	(42,050)	48,589	65,544	66,850	48,319
Adjusted EBITDA	$425,657	$400,354	$504,167	$521,919	$510,105

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
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates our segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Technical Services - Technical Services segment results depend upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work contracted by our Technical Services segment and/or other segments for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes of waste handled and disposed of through our owned incinerators and landfills as well as the utilization of such incinerators. Levels of activity and ultimate performance associated with this segment are impacted by seasonality in the business and weather conditions, market conditions and overall levels of industrial activity, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs.

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

•
Safety-Kleen - Safety-Kleen segment results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils and blended oil products, which historically have correlated with overall crude oil prices. Costs incurred in connection with the collection of used oils, which are raw materials associated with the segment’s products, can also be volatile. The implementation of our OilPlusTM closed loop initiative resulting in the sale of our renewable oil products directly to our end customers will also affect future operating results. In addition, this segment's results are also impacted by the number of parts washers serviced by the business and the ability to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network.

•
Oil, Gas and Lodging Services - Oil, Gas and Lodging Services segment results primarily depend upon levels of oil and gas related exploration, drilling and refining activity in North America. The levels of such oil-related activity are largely supported by the number of oil rigs in operation, which along with plant turnaround activity in the region, also drives the demand and related pricing for lodging and camp accommodations. Oil price volatility in recent years has resulted in lower customer spending and activity levels which have negatively impacted the business’ results. To mitigate the decrease in demand experienced in the manufacturing operation of our lodging business, we have targeted more non-traditional markets such as schools, hospitals, and other municipal structures to offer our modular unit accommodations and related services. The majority of the segment's operations are in Canada, and therefore the impact of U.S. to Canadian dollar foreign currency translation can also impact the segment's results.

Highlights

Total revenues for 2017 increased 6.9% to $2.94 billion, compared with $2.76 billion in 2016. Increases in total revenues were primarily related to growth in our Technical Services and Safety-Kleen segments. Direct revenues in our Technical Services segment increased $87.4 million in 2017 compared with 2016 due to increased revenues from higher waste volumes disposed of in our network, which in 2017 included our new hazardous waste incinerator at our El Dorado, Arkansas site. Direct revenues recorded by Safety-Kleen increased $91.8 million in 2017 as compared to 2016 primarily due to improved pricing conditions related to our renewable oil products, incremental revenues generated from recent acquisitions, continued organic growth related to our Safety-Kleen Environmental services business and the implementation of our OilPlusTM closed loop initiative. The strengthening of the Canadian dollar positively impacted our consolidated revenues by $11.6 million in 2017 as compared to 2016.

Income from operations in 2017 was $127.8 million, compared with $69.2 million in 2016. We reported net income in 2017 of $100.7 million, compared to a net loss of $39.9 million in 2016. The net income in 2017 included a $93.0 million net benefit recorded as a component of income tax expense which resulted from impacts of recent tax reform law changes which were signed into law in December 2017. The net loss in 2016 included a $34.0 million goodwill impairment charge recorded on our Lodging Services reporting unit. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 6.3% to $425.7 million in 2017 from $400.4 million in 2016. The increased level of Adjusted EBITDA in 2017 was primarily attributable to higher revenue amounts as described above. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income (loss), appears below under "Adjusted EBITDA."
Net cash from operating activities for 2017 was $285.7 million, an increase of $26.1 million from 2016. Adjusted free cash flow, which management uses to measure our strength and ability to generate cash, was $140.2 million in 2017, which represented a $79.2 million increase over 2016 primarily due to a significant reduction in capital expenditures and an increase in operating income. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted free cash flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the years ended December 31, 2017, 2016 and 2015.

	Summary of Operations (in thousands)
	Year Ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Direct Revenues(1):
Technical Services	$1,144,149	$1,056,735	$1,139,080	$87,414	8.3%	$(82,345)	(7.2)%
Industrial and Field Services	593,722	582,215	989,953	11,507	2.0	(407,738)	(41.2)
Safety-Kleen	1,087,886	996,083	941,689	91,803	9.2	54,394	5.8
Oil, Gas and Lodging Services	119,603	119,883	207,139	(280)	(0.2)	(87,256)	(42.1)
Corporate Items	(382)	310	(2,724)	(692)	N/M	3,034	N/M
Total	2,944,978	2,755,226	3,275,137	189,752	6.9	(519,911)	(15.9)
Cost of Revenues(2):
Technical Services	781,239	710,338	769,625	70,901	10.0	(59,287)	(7.7)
Industrial and Field Services	487,651	468,603	762,992	19,048	4.1	(294,389)	(38.6)
Safety-Kleen	690,344	645,275	649,317	45,069	7.0	(4,042)	(0.6)
Oil, Gas and Lodging Services	104,899	108,688	174,272	(3,789)	(3.5)	(65,584)	(37.6)
Corporate Items	(1,460)	(47)	600	(1,413)	N/M	(647)	N/M
Total	2,062,673	1,932,857	2,356,806	129,816	6.7	(423,949)	(18.0)
Selling, General and Administrative Expenses:
Technical Services	86,318	75,221	77,718	11,097	14.8	(2,497)	(3.2)
Industrial and Field Services	63,061	62,421	65,514	640	1.0	(3,093)	(4.7)
Safety-Kleen	147,731	131,262	120,110	16,469	12.5	11,152	9.3
Oil, Gas and Lodging Services	12,996	14,487	21,163	(1,491)	(10.3)	(6,676)	(31.5)
Corporate Items	146,542	138,624	129,659	7,918	5.7	8,965	6.9
Total	456,648	422,015	414,164	34,633	8.2	7,851	1.9
Adjusted EBITDA
Technical Services	276,592	271,176	291,737	5,416	2.0	(20,561)	(7.0)
Industrial and Field Services	43,010	51,191	161,447	(8,181)	(16.0)	(110,256)	(68.3)
Safety-Kleen	249,811	219,546	172,262	30,265	13.8	47,284	27.4
Oil, Gas and Lodging Services	1,708	(3,292)	11,704	5,000	151.9	(14,996)	(128.1)
Corporate Items	(145,464)	(138,267)	(132,983)	(7,197)	(5.2)	(5,284)	(4.0)
Total	$425,657	$400,354	$504,167	$25,303	6.3%	$(103,813)	(20.6)%
___________________________________
N/M = not meaningful

(1)	Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Cost of revenue is shown exclusive of items presented separately on the statements of operations, which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues. These factors include, but are not limited to: overall industrial activity, general conditions of the energy related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, acquisitions, the level of emergency response projects and foreign currency movements.

Technical Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Direct revenues	$1,144,149	$1,056,735	$1,139,080	$87,414	8.3%	$(82,345)	(7.2)%
Technical Services direct revenues for the year ended December 31, 2017 increased $87.4 million from the comparable period in 2016. The Transformer Services business, which we sold on June 30, 2017, had revenues of $20.5 million in 2017 and $37.7 million in 2016. Excluding those revenues, Technical Services revenue would have increased $104.6 million primarily due to increased revenues associated with waste projects and higher waste volumes disposed of in our incinerators and landfills due to improving economic conditions and business initiatives focused on waste volumes. For the year ended December 31, 2017, landfill volumes increased 12.1% from the comparable period in 2016. The utilization rate at our incinerators was 87.6% on a practical capacity of 561,721 tons for the year ended December 31, 2017, compared with 88.8% on a practical capacity of 491,721 tons in 2016. The increase in practical capacity was the result of the addition of our new waste incinerator at our El Dorado, Arkansas site, which came online in the first quarter of 2017 and added 70,000 tons of additional capacity to our network.
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
Industrial and Field Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Direct revenues	$593,722	$582,215	$989,953	$11,507	2.0%	$(407,738)	(41.2)%
Industrial and Field Services direct revenues for the year ended December 31, 2017 increased $11.5 million from the comparable period in 2016. Included in the year ended December 31, 2016 results was $36.7 million of direct revenues from our Catalyst Services business, which we sold on September 1, 2016. Included in the year ended December 31, 2017 results was $10.4 million of direct revenues from acquisitions in our Industrial Services business in 2017. Excluding the impact of the divestiture of the Catalyst Services business and acquisitions in 2017, direct revenues increased $37.8 million from the comparable period in 2016. Revenues from our Industrial Services business increased $9.4 million primarily due to increased turnaround work in Western Canada, partially offset by lower revenues from impacts of the hurricanes in the gulf region of the U.S. In addition revenues from our Field Services business increased $28.4 million due primarily to the opening of new branch locations and increased emergency response revenues from the hurricanes which impacted Texas, Florida and Puerto Rico in 2017. Inclusive in the year-over-year changes within this segment was also the positive impact of foreign currency translation on our Canadian operations of approximately $4.2 million in the year ended December 31, 2017 from the comparable period in 2016.

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
Safety-Kleen

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Direct revenues	$1,087,886	$996,083	$941,689	$91,803	9.2%	$54,394	5.8%
Safety-Kleen direct revenues for the year ended December 31, 2017 increased $91.8 million from the comparable period in 2016. This increase was derived from more favorable pricing on oil products, incremental revenues from acquisitions and growth in the business. Increased base and blended oil pricing and volumes, supported by acquisitions, accounted for $87.2 million of incremental direct revenue from the comparable period in 2016. This increase was partially offset by lower revenue of $15.6 million from a decrease in prices charged for used motor oil collection in 2017. Inclusive in the year-over-year changes within the Safety-Kleen segment was also the positive impact of foreign currency translation on our Canadian operations of approximately $2.8 million in the year ended December 31, 2017 from the comparable period in 2016.

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

Oil, Gas and Lodging Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Direct revenues	$119,603	$119,883	$207,139	$(280)	(0.2)%	$(87,256)	(42.1)%
Oil, Gas and Lodging Services direct revenues for the year ended December 31, 2017 remained flat from the comparable period in 2016. Direct revenues from Lodging Services decreased $14.3 million as a result of lower occupancy and average room rates due to the Fort McMurray fire in 2016 and lower manufacturing revenues, partially offset by increased revenues from Oil and Gas Field Services of $14.0 million as a result of growth in surface rentals and directional boring driven by the increase in average rigs serviced. Rig count serviced increased approximately 44% for the year ended December 31, 2017 from the comparable period in 2016. Inclusive in the year-over-year changes within this segment was also the positive impact of foreign currency translation on our Canadian operations of approximately $1.8 million for the year ended December 31, 2017 from the comparable period in 2016.
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

Technical Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Cost of revenues	$781,239	$710,338	$769,625	$70,901	10.0%	$(59,287)	(7.7)%
As a % of Direct Revenue	68.3%	67.2%	67.6%		1.1%		(0.4)%
Technical Services cost of revenues for the year ended December 31, 2017 increased $70.9 million from the comparable period in 2016. The Transformer Services business had cost of revenues of $15.9 million in 2017 and $30.5 million in 2016. Excluding those costs, Technical Services cost of revenues for the year ended December 31, 2017 increased $85.5 million from the comparable period in 2016 primarily due to increases in equipment and supply costs of $32.6 million, labor related costs of $26.2 million, and transportation, disposal and fuel costs of $22.6 million. The incremental operating costs were primarily driven by the new El Dorado incinerator, which came online in early 2017, and higher down days across our network associated with the hurricanes and start-up activities at our El Dorado incinerator. The higher concentration of lower margin waste in our incineration network decreased profitability as we focused on driving network utilization in response to the increased capacity. We expect to improve margins going forward now that network capacity is at normalized levels.
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
Industrial and Field Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Cost of revenues	$487,651	$468,603	$762,992	$19,048	4.1%	$(294,389)	(38.6)%
As a % of Direct Revenue	82.1%	80.5%	77.1%		1.6%		3.4%
Industrial and Field Services cost of revenues for the year ended December 31, 2017 increased $19.0 million from the comparable period in 2016. Included in the results for the year ended December 31, 2016 was $32.2 million of cost of revenues from our Catalyst Services business, which we sold on September 1, 2016. Excluding those costs, Industrial and Field Services cost of revenues for the year ended December 31, 2017 increased $51.2 million from the comparable period in 2016 primarily due to increased labor and subcontractor costs of $33.4 million, increased equipment and supply costs of $14.9 million and increased transportation, disposal and fuel costs of $5.3 million. These cost increases reflect the integration of our acquisition and increased emergency response services in our field services business. As a percentage of direct revenues, these costs increased primarily as a result of continued pricing pressures in the industry and integration cost.
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
Safety-Kleen

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Cost of revenues	$690,344	$645,275	$649,317	$45,069	7.0%	$(4,042)	(0.6)%
As a % of Direct Revenue	63.5%	64.8%	69.0%		(1.3)%		(4.2)%
Safety-Kleen cost of revenues for the year ended December 31, 2017 increased $45.1 million from the comparable period in 2016 primarily due to increased equipment and supply costs of $19.0 million, increased labor related costs of $13.8 million and increased transportation, disposal and fuel costs of $8.3 million. As a percentage of direct revenue, these costs decreased 1.3% in the year ended December 31, 2017 from the comparable period in 2016 primarily as a result of greater direct revenue levels driven by pricing partially offset by higher maintenance costs in the re-refinery network. Based on recent positive pricing trends, we expect margin improvement to continue in 2018.

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
Oil, Gas and Lodging Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Cost of revenues	$104,899	$108,688	$174,272	$(3,789)	(3.5)%	$(65,584)	(37.6)%
As a % of Direct Revenue	87.7%	90.7%	84.1%		(3.0)%		6.6%
Oil, Gas and Lodging Services cost of revenues for the year ended December 31, 2017 decreased $3.8 million from the comparable period in 2016. This decrease was primarily due to a decrease in supplies and materials costs. As a percentage of direct revenue, these costs decreased 3.0% in the year ended December 31, 2017 from the comparable period in 2016 as management continued to focus on proper alignment of its costs structure for this business.
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
Technical Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
SG&A	$86,318	$75,221	$77,718	$11,097	14.8%	$(2,497)	(3.2)%
As a % of Direct Revenue	7.5%	7.1%	6.8%		0.4%		0.3%
Technical Services selling, general and administrative expenses for the year ended December 31, 2017 increased $11.1 million from the comparable period in 2016 primarily due to increased labor related costs including increased commissions. These increases were consistent with the growth of the business during 2017 as compared to the comparable period in 2016. As a percentage of direct revenue, our costs remained consistent for the year ended December 31, 2017 as compared to 2016.
Technical Services selling, general and administrative expenses for the year ended December 31, 2016 decreased $2.5 million from the comparable period in 2015 primarily due to a decrease in variable compensation of $2.1 million. As a percentage of direct revenue, our costs remained consistent for the year ended December 31, 2016 as compared to 2015.

Industrial and Field Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
SG&A	$63,061	$62,421	$65,514	$640	1.0%	$(3,093)	(4.7)%
As a % of Direct Revenue	10.6%	10.7%	6.6%		(0.1)%		4.1%
Industrial and Field Services selling, general and administrative expenses for the year ended December 31, 2017 increased $0.6 million from the comparable period in 2016. Included in the results for the year ended December 31, 2016 was $3.2 million of selling, general and administrative expenses from our Catalyst Services business, which we sold on September 1, 2016. Excluding those costs, Industrial and Field Services selling, general and administrative expenses for the year ended December 31, 2017 increased $3.8 million primarily due to increased variable compensation including increased commissions. As a percentage of direct revenue, our costs remained consistent for the year ended December 31, 2017 as compared to 2016.
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
Safety-Kleen

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
SG&A	$147,731	$131,262	$120,110	$16,469	12.5%	$11,152	9.3%
As a % of Direct Revenue	13.6%	13.2%	12.8%		0.4%		0.4%
Safety-Kleen selling, general and administrative expenses for the year ended December 31, 2017 increased $16.5 million from the comparable period in 2016 primarily due to increased labor related costs of $11.6 million, and an additional $4.9 million related to costs generated from strategic initiatives in the areas of the OilPlusTM closed loop initiative and centralization activities associated with this segment. As a percentage of direct revenue, our costs remained consistent for the year ended December 31, 2017 as compared to 2016.
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
Oil, Gas and Lodging Services

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
SG&A	$12,996	$14,487	$21,163	$(1,491)	(10.3)%	$(6,676)	(31.5)%
As a % of Direct Revenue	10.9%	12.1%	10.2%		(1.2)%		1.9%
Oil, Gas and Lodging Services selling, general and administrative expenses for the year ended December 31, 2017 decreased $1.5 million from the comparable period in 2016 primarily due to lower labor related costs and bad debt expense. As a percentage of direct revenue, selling, general and administrative expenses decreased 1.2% in the year ended December 31, 2017 from the comparable period in 2016 as management continued to focus on proper alignment of its costs structure for this business.
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

Corporate Items

	For the years ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
SG&A	$146,542	$138,624	$129,659	$7,918	5.7%	$8,965	6.9%
Corporate Items selling, general and administrative expenses for the year ended December 31, 2017 increased $7.9 million from the comparable period in 2016 primarily due to an increase to variable compensation of $7.4 million and stock-based compensation of $3.4 million attributable to greater revenue and earnings results in 2017, partially offset by a reduction in severance costs of $3.5 million.
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders and to our board of directors and discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining incentive compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.
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
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$100,739	$(39,873)	$44,102
Accretion of environmental liabilities	9,460	10,177	10,402
Depreciation and amortization	288,422	287,002	274,194
Goodwill impairment charges	—	34,013	31,992
Other expense (income), net	6,119	(6,195)	1,380
Loss on early extinguishment of debt	7,891	—	—
Gain on sale of businesses	(30,732)	(16,884)	—
Interest expense, net	85,808	83,525	76,553
(Benefit) provision for income taxes	(42,050)	48,589	65,544
Adjusted EBITDA	$425,657	$400,354	$504,167

Depreciation and Amortization

	Year Ended December 31,			2017 over 2016		2016 over 2015
(in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$251,403	$246,960	$233,998	$4,443	1.8%	$12,962	5.5%
Permits and other intangibles amortization	37,019	40,042	40,196	(3,023)	(7.5)%	(154)	(0.4)%
Total depreciation and amortization	$288,422	$287,002	$274,194	$1,420	0.5%	$12,808	4.7%
Depreciation and amortization for the year ended December 31, 2017 remained consistent with the comparable period in 2016.
Depreciation and amortization increased $12.8 million for the year ended December 31, 2016 from the comparable period in 2015 primarily due to a larger fixed asset based resulting from our 2016 acquisitions.
Goodwill impairment charges

	Year Ended December 31,			2017 over 2016		2016 over 2015
(in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Goodwill impairment charges	$—	$34,013	$31,992	$(34,013)	(100.0)%	$2,021	6.3%
During the year ended December 31, 2016, we recorded a $34.0 million goodwill impairment charge in our Lodging Services reporting unit. During the year ended December 31, 2015, we recorded a $32.0 million goodwill impairment charge in our Oil and Gas Field Services reporting unit. For additional information regarding our 2016 and 2015 goodwill impairment charges, see Note 7, "Goodwill and Other Intangible Assets," under Item 8, "Financial Statements and Supplementary Data," of this report, and the discussion under "Goodwill and Other Long-Lived Assets" under "Critical Accounting Policies and Estimates" below.
Other (Expense) Income, net

	Year Ended December 31,			2017 over 2016		2016 over 2015
(in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Other (expense) income, net	$(6,119)	$6,195	$(1,380)	$(12,314)	(198.8)%	$7,575	(548.9)%
For the year ended December 31, 2017, other (expense) income, net decreased $12.3 million from the comparable period in 2016 primarily due to losses recognized on sales or disposals of fixed assets in 2017 compared to gains recognized on sales of fixed assets in 2016. Other (expense) income, net increased $7.6 million for the year ended December 31, 2016 as compared to 2015 primarily due to gains recognized on sales of fixed assets.
Loss on early extinguishment of debt

	Year Ended December 31,			2017 over 2016		2016 over 2015
(in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Loss on early extinguishment of debt	$(7,891)	$—	$—	$(7,891)	100%	$—	—%
During the year ended December 31, 2017, we recorded a $7.9 million loss in connection with the early extinguishment of $400.0 million of previously outstanding senior unsecured notes which were refinanced in conjunction with the issuance of a $400.0 million senior secured term loan in the second quarter of 2017. The loss consisted of amounts paid in excess of par in order to extinguish the debt prior to maturity and non-cash expenses related to the write-off of unamortized financing costs. For additional information regarding our financing arrangements, see Note 11, "Financing Arrangements," under Item 8, "Financial Statements and Supplementary Data," of this report.

Gain on sale of businesses

	Year Ended December 31,			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Gain on sale of businesses	$30,732	$16,884	$—	$13,848	82%	$16,884	100%
During the year ended December 31, 2017, we recorded a $30.7 million gain on the sale of our Transformer Services business. During the year ended December 31, 2016, we recorded a $16.9 million gain on the sale of our Catalyst Services business. For additional information regarding this gain on sale of businesses, see Note 4, "Disposition of Businesses," under Item 8, "Financial Statements and Supplementary Data," of this report.
(Benefit) provision for Income Taxes

	Year Ended December 31,			2017 over 2016		2016 over 2015
(in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
(Benefit) provision for income taxes	$(42,050)	$48,589	$65,544	$(90,639)	(186.5)%	$(16,955)	(25.9)%
(Benefit) provision for income taxes for fiscal years 2017, 2016 and 2015 was $(42.1) million, $48.6 million, and $65.5 million, respectively. The income tax benefit in 2017 was primarily driven by impacts from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted in December 2017. Impacts of the Tax Act resulted in a net benefit of $93.0 million being recorded in 2017. See Note 12, "Income Taxes," under Item 8, "Financial Statements and Supplementary Data," of this report for more information related to the Tax Act and its impacts. Excluding the impacts of the Tax Act, a provision of $51.0 million would have been recognized, yielding an effective tax rate of 86.8% in 2017.
The mix of U.S. and Canadian taxable income and losses in recent years, combined largely with the impacts of valuation allowances being recorded relative to taxable losses generated in certain Canadian jurisdictions has had significant impacts on the recorded income tax expense amounts and has caused such amounts and resulting effective tax rates to represent significant variations from more customary relationships between pre-tax income and the provision for income taxes. Aside from the impact of the Tax Act, the variation from a more customary effective tax rate in 2017 was primarily related to a $14.5 million valuation allowance recorded relative to net operating loss carryforwards generated by certain Canadian subsidiaries in 2017 and the impacts of recording $3.7 million of unrecognized tax benefits associated with current and prior years' tax positions taken. Variations from a more customary effective tax rate in 2016 was primarily due to the recognition of a $12.9 million valuation allowance related to net operating loss carryforwards generated by certain Canadian subsidiaries in 2016, as well as an additional $9.7 million valuation allowance recorded as a result of a change in the likelihood of realizing a benefit from foreign tax credits and other net deferred tax assets. Additionally, the $34.0 million goodwill impairment charge in our Lodging Services reporting unit recorded in 2016 was a non-deductible tax item, and therefore no tax benefit was recorded on that loss and further caused the 2016 effective tax rate to vary from a more typical relationship between income before taxes and the recorded provision for income taxes. The 2015 provision and related effective rate was also impacted by the $32.0 million goodwill impairment charge in our Oil and Gas Field Services reporting unit for which a $2.0 million tax benefit was recorded.
Liquidity and Capital Resources

	For the years ended December 31,
(in thousands)	2017	2016	2015
Net cash from operating activities	$285,698	$259,624	$396,383
Net cash used in investing activities	(203,267)	(361,777)	(350,642)
Net cash (used in) from financing activities	(72,760)	220,235	(90,179)
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2017 was $285.7 million, an increase of $26.1 million compared to net cash from operating activities for the year ended December 31, 2016. The change primarily resulted from higher income levels generated during the year ended December 31, 2017 and the impacts of changes in net working capital related to increases in cash flows from other current assets, partially offset by an increase in accounts receivable and unbilled accounts receivable as a result of increased incremental revenues during the year ended December 31, 2017.
Net cash from operating activities for the year ended December 31, 2016 was $259.6 million, a decrease of $136.8 million compared to net cash from operating activities for the year ended December 31, 2015. The change primarily resulted from lower income generated in 2016 and the impacts of changes in net working capital related to increases in inventory as a result of our closed loop initiative, as well as decreases to accounts payable as compared to the prior year.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2017 was $203.3 million, a decrease of $158.5 million compared to cash used in investing activities for the year ended December 31, 2016. The change was primarily driven by a decrease in cash paid for acquisitions in 2017 and a decrease in capital expenditures, which were greater during 2016 due to the construction of our new hazardous waste incinerator at our El Dorado, Arkansas site, which came online in the first quarter of 2017. The decrease in cash used in investing activities was partially offset by cash used to purchase highly liquid marketable securities during the year ended December 31, 2017.
Net cash used in investing activities for the year ended December 31, 2016 was $361.8 million, an increase of $11.1 million compared to cash used in investing activities for the year ended December 31, 2015. The change was primarily driven by an increase in cash paid for acquisitions in 2016, partially offset by proceeds from the sale of a non-core line of business within our Industrial and Field Services segment and increased proceeds from the sales of fixed assets and lower capital expenditures in 2016.
Net cash (used in) from financing activities
Net cash used in financing activities for the year ended December 31, 2017 was $72.8 million, a decrease of $293.0 million compared to cash from financing activities for the year ended December 31, 2016. The change was primarily due to the issuance in March 2016 of $250.0 million in additional aggregate principal amount of 5.125% senior unsecured notes due 2021. During the year ended December 31, 2017, there were no net proceeds from issuance of debt as we entered into a $400.0 million senior secured term loan agreement and used the proceeds to purchase approximately $400.0 million aggregate principal amount of our previously outstanding 5.25% senior unsecured notes due 2020. In addition, during the year ended December 31, 2017, we increased repurchases of our common stock from $22.2 million in 2016 to $49.0 million in 2017.
Net cash from financing activities for the year ended December 31, 2016 was $220.2 million, an increase of $310.4 million compared to cash used in financing activities for the year ended December 31, 2015. The change was primarily due to the issuance of $250.0 million in additional aggregate principal amount of 5.125% senior notes due 2021 which we completed on March 17, 2016, as well as lower repurchases of common stock in 2016 as compared to 2015.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, such as taxes paid in connection with divestitures, less additions to property, plant and equipment plus proceeds from sales of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	For the years ended December 31,
(in thousands)	2017	2016
Net cash from operating activities	$285,698	$259,624
Additions to property, plant and equipment	(167,007)	(219,384)
Proceeds from sale and disposal of fixed assets	7,124	20,817
Tax liability on sale of business	14,423	—
Adjusted free cash flow	$140,238	$61,057
Working Capital
At December 31, 2017, cash and cash equivalents and marketable securities totaled $357.6 million, compared to $307.0 million at December 31, 2016. At December 31, 2017, cash and cash equivalents held by foreign subsidiaries totaled $47.3 million and were readily convertible into other currencies including U.S. dollars. At December 31, 2017, the cash and cash equivalents balance for our U.S. operations was $272.1 million, and our U.S. operations had net operating cash flows of $236.3 million for the year ended December 31, 2017. Additionally, we have a $400.0 million revolving credit facility, of which approximately $217.8 million was available to borrow at December 31, 2017. Based on the above and our current plans, we believe that our operations have adequate financial resources to satisfy their current liquidity needs.
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
Financing Arrangements
The financing arrangements and principal terms of our $400.0 million principal amount of 5.25% senior unsecured notes due 2020, $845.0 million principal amount of 5.125% senior unsecured notes due 2021, and $398.0 million senior secured notes due 2024 which were outstanding at December 31, 2017, and our $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2017, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2017 over 2016
(in thousands)	2017	2016	$ Change	% Change
Closure and post-closure liabilities	$61,037	$58,331	$2,706	4.6%
Remedial liabilities	124,468	128,007	(3,539)	(2.8)%
Total environmental liabilities	$185,505	$186,338	$(833)	(0.4)%
Total environmental liabilities as of December 31, 2017 were $185.5 million, a decrease of $0.8 million compared to the liabilities as of December 31, 2016. This decrease was primarily due to expenditures of $13.0 million partially offset by accretion of $9.5 million as well as new asset retirement obligations and measurement period adjustments associated with prior period acquisitions of $3.0 million.
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
During each of 2017, 2016 and 2015, we benefited from reductions in our environmental liabilities due to changes in estimates recorded to the statement of operations. The benefits over these years were primarily due to the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. The principal changes in estimates were from the following items:
In 2017, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of operations was $0.2 million and primarily related to reduced remedial spending at one of our locations resulting from new technologies and cost savings realized during the completed cell closure at one of our landfills.
In 2016, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of operations was $4.3 million and primarily related to reduced remedial spending at one of our locations resulting from new technologies and cost savings realized during the completed cell closure at one of our landfills.
In 2015, the net reduction in our environmental liabilities from changes in estimates recorded to the statement of operations was $11.3 million and primarily related to reductions in the estimates for remedial activities at four locations.  Events which occurred during 2015 and resulted in the changes in estimates were attributable to favorable outcomes from negotiations among potentially responsible parties (or “PRPs”) in which we participate of $3.8 million, work performed by external third-party consultants which we engaged to aid in estimating our future remedial activity costs at certain sites of $4.7 million, and receiving Provincial approval for a planned expansion of one of our landfills in Canada which will remediate our previously recognized obligations of $2.5 million.
Contractual Obligations
The following table has been included to assist understanding our debt and similar obligations as of December 31, 2017 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$470,076	$20,820	$53,302	$26,783	$369,171
Current and long-term obligations, at par	1,643,000	4,000	408,000	853,000	378,000
Interest on current and long-term obligations (2)	291,669	78,461	147,745	45,355	20,108
Operating leases	196,845	44,476	67,394	39,605	45,370
Total contractual obligations	$2,601,590	$147,757	$676,441	$964,743	$812,649
___________________________________________
(1) The above amounts do not include the $7.5 million provisional liability recorded as a result of the Tax Act and related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. This liability will be paid over a future eight year period.
(2) Interest on the variable-rate $400.0 million senior secured term loan agreement was calculated based on the effective interest rate as of December 31, 2017 of 3.57%.
The undiscounted value of closure, post- closure and remedial liabilities of $470.1 million is equivalent to the present value of $185.5 million based on discounting of $185.6 million and the undiscounted remainder of $99.0 million to be accrued for closure and post-closure liabilities over the remaining site lives.
The following table has been included to assist in understanding our other contractual obligations as of December 31, 2017 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$134,140	$134,140	$—	$—	$—
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
Capital Expenditures
In 2017, our capital expenditures, net of disposals, were $159.9 million. We anticipate that 2018 capital spending, net of disposals, will be in the range of $170.0 million to $190.0 million. The increase in expected capital expenditures from 2017 to 2018 is primarily driven by incremental ongoing capital requirements from the acquisition of the U.S. Industrial Cleaning Division of Veolia North America, LLC and additional investments in cell construction of our landfills. However, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: revenue allowance, allowance for doubtful accounts, accounting for landfills, non-landfill closure and post-closure liabilities, remedial liabilities, goodwill, permits and other intangible assets, insurance accruals, legal matters, and (benefit) provision for income taxes. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements. See also Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report, which discusses the significant assumptions used in applying our accounting policies.
Revenue Allowance.    Due to the nature of our business and the invoices that result from the services we provide, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services we provide, our invoices are based on quotes that can either generate credits or debits when the actual revenue amount is known. Accordingly, based on our industry knowledge and historical trends, we record a revenue allowance. Increases in overall sales volumes and the expansion of the customer base in recent years have also increased the volume of additions and deductions to the allowance during the year.
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
Landfill Accounting.    We amortize landfill improvements and certain landfill-related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. We also utilize the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as discussed below, we include probable expansion airspace yet to be permitted in the calculation of the total remaining useful life of the landfill. If we determine that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time we decide to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.
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
As of December 31, 2017, there were two unpermitted expansions at two locations included in management's landfill calculation, which represented 18.4% of our remaining airspace at that date. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities. The balance of landfill final closure and post-closure liabilities at December 31, 2017 and 2016 was $32.4 million and $30.6 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities based upon a planned schedule, typically every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third-party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2017 and 2016 was $28.6 million and $27.7 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third-party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2017 and 2016 was $124.5 million and $128.0 million, respectively. See Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2017 and 2016. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third-party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third-party. As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term Maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
Goodwill and Other Long-Lived Assets.   Goodwill is not amortized but is reviewed for impairment annually as of December 31 or when events or changes in the business environment indicate the carrying value of a reporting unit may exceed its fair value. This review is performed by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a loss is recorded for the excess of the carrying value over the fair value up to the carrying amount of goodwill.
We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. As of December 31, 2017, we have determined that we have seven reporting units. Technical Services, Industrial Services,

Field Services, Kleen Performance Products, SK Environmental Services, Oil and Gas Field Services and Lodging Services, each of which constitutes a reporting unit. As a result of impairment charges recognized in the third quarter of 2016 and second quarter of 2015 discussed more fully below, no goodwill was recorded by the Oil and Gas Field Services reporting unit or the Lodging Services reporting unit as of December 31, 2017.
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill was allocated as of December 31, 2017 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases except for our Industrial Services reporting unit, the estimated fair values of each reporting unit significantly exceeded its carrying value. The annual impairment test fair value for all of our reporting units is determined using an income approach (a discounted cash flow analysis) which incorporates several underlying estimates and assumptions with varying degrees of uncertainty. The discounted cash flow analyses include estimated cash flows for a discrete five year future period and for a terminal period thereafter. In all instances, we corroborate our estimated fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units. As part of the annual test we also perform a reconciliation of the total estimated fair values of all reporting units to our market capitalization.
In performing the annual goodwill impairment test as of December 31, 2017, the estimated fair value of the Industrial Services reporting unit exceeded its carrying value by 13.7%.  Significant assumptions were used in developing the discounted cash flows utilized to estimate the fair value of the Industrial Services reporting unit. These significant assumptions included a compounded annual revenue growth assumption of approximately 8.7% over a five-year discrete period with 3% thereafter and lower estimated EBITDA margins in the near term, with improvement over the discrete period resulting in estimated margins consistent with historical performance of the business by the end of the discrete period.  A weighted average cost of capital assumption of 10% was used to discount the estimated future cash flows of the business in order to estimate its fair value.  Goodwill allocated to the Industrial Services reporting unit at December 31, 2017 was $28.0 million.
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
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangibles exceeded their carrying values at December 31, 2017. However, we will continue to closely monitor the performance of our indefinite-lived intangible assets, and future events might result in an impairment of indefinite-lived intangible assets.
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
In consideration of the goodwill impairments for our Oil and Gas Field Services and Lodging Services reporting units and continued lower than historical results and overall slowdown in the oil and gas related industries, we continue to monitor the carrying value of those reporting units’ long-lived assets and assess the risk of asset impairment. As of December 31, 2017, our Oil and Gas Field Services and Lodging Services reporting units had property, plant and equipment, net of $72.7 million and $95.6 million, respectively, and intangible assets of $2.8 million and $3.9 million, respectively. As a result of analyses performed as of December 31, 2017, we concluded that no events or circumstances have arisen which would indicate that the carrying values of those asset groups are not recoverable.
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
Legal Matters.    As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2017, we had reserves of $19.3 million consisting of (i) $17.9 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in the $185.5 million accrued environmental liabilities as of December 31, 2017 for closure, post-closure and remediation as described above, and (ii) $1.4 million primarily related to federal and state enforcement actions, which were included in accrued expenses on the consolidated balance sheets. We also estimate that it is "reasonably possible," as that term is defined

("more than remote but less than likely"), that the amount of such total liabilities could be as much as $1.8 million more. Actual expenses incurred in future periods could differ materially from accruals established.
Income Taxes.    Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management's best estimate of future taxes to be paid. We are subject to income taxes in both the United States and in foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. We expect tax legislation, such as the Tax Act in 2017, to have a material impact on our financial condition, results of operations, and liquidity. See Note 12, "Income Taxes," under Item 8, "Financial Statements and Supplementary Data," of this report for more information related to the Tax Act and its impacts on our 2017 results.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. We establish a valuation allowance when, based on an evaluation of objective verifiable evidence, we believe it is more likely than not that some portion or all of our deferred tax assets will not be realized. Such evidence considered includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. As of December 31, 2017, we have recorded a valuation allowance related to foreign tax credit carryforwards, state and foreign net operating loss carryforwards and other deferred tax assets of $68.4 million. If operating results improve or decline on a continual basis in a particular jurisdiction or other factors impacting our conclusions as to the likelihood that these deferred tax assets being realized were to change, our decision regarding the need for a valuation allowance could also change, resulting in either the initial recognition or reversal of a valuation allowance. Any such future recognition or reversal of a valuation allowance could have a significant impact on income tax expense in the period recognized and subsequent periods.
A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. We record interest and penalties on these uncertain tax positions as applicable as a component of income tax expense.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily the Canadian dollar. Our philosophy in managing interest rate risk is to borrow at fixed rates for longer time horizons to finance non-current assets and (to the extent, if any, required) at variable rates for working capital and other short-term needs. We therefore have not entered into derivative or hedging transactions relating to interest rate risk, nor have we entered into transactions to finance off-balance sheet debt. The following table provides information regarding our fixed rate borrowings at December 31, 2017 (in thousands):

Scheduled Maturity Dates	2018	2019	2020	2021	2022	Thereafter	Total
Senior secured term loan due 2024	$4,000	$4,000	$4,000	$4,000	$4,000	$378,000	$398,000
Senior unsecured notes due 2020	—	—	400,000		—	—	400,000
Senior unsecured notes due 2021	—	—	—	845,000	—	—	845,000
Long term obligations, at par	$4,000	$4,000	$404,000	$849,000	$4,000	$378,000	$1,643,000
Weighted average interest rate on fixed rate borrowings							4.7%
In addition to the fixed rate senior unsecured notes described in the above table, we had at December 31, 2017, variable rate instruments that included $398.0 million of the senior secured term loan due 2024 and a revolving credit facility with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit). Interest payments are due in the amount of $10.5 million each related to the $400.0 million senior unsecured notes payable semi-annually on February 1 and August 1 of each year, and in the amount of $21.7 million each related to the $845.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
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
During 2017, our Canadian subsidiaries transacted approximately 13.2% of their business in U.S. dollars and at any period end had cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to those transactions. Those cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $5.6 million and $10.1 million for the years ended December 31, 2017 and 2016, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Clean Harbors, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2018

We have served as the Company's auditor since 2005.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$319,399	$306,997
Short-term marketable securities	38,179	—
Accounts receivable, net of allowances aggregating $27,799 and $29,249, respectively	528,924	496,226
Unbilled accounts receivable	35,922	36,190
Deferred costs	20,445	18,914
Inventories and supplies	176,012	178,428
Prepaid expenses and other current assets	35,175	56,116
Total current assets	1,154,056	1,092,871
Property, plant and equipment, net	1,587,365	1,611,827
Other assets:
Goodwill	478,523	465,154
Permits and other intangibles, net	469,128	498,721
Other	17,498	13,347
Total other assets	965,149	977,222
Total assets	$3,706,570	$3,681,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$4,000	$—
Accounts payable	224,231	229,534
Deferred revenue	67,822	64,397
Accrued expenses	187,982	190,721
Current portion of closure, post-closure and remedial liabilities	19,782	20,016
Total current liabilities	503,817	504,668
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,444 and $6,220, respectively	54,593	52,111
Remedial liabilities, less current portion of $13,338 and $13,796, respectively	111,130	114,211
Long-term obligations, less current portion	1,625,537	1,633,272
Deferred taxes, unrecognized tax benefits and other long-term liabilities	223,291	293,417
Total other liabilities	2,014,551	2,093,011
Commitments and contingent liabilities (See Note 17)
Stockholders' equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 56,501,190 and 57,297,978 shares, respectively	565	573
Shares held under employee participation plan	—	(469)
Additional paid-in capital	686,962	725,670
Accumulated other comprehensive loss	(172,407)	(214,326)
Accumulated earnings	673,082	572,793
Total stockholders' equity	1,188,202	1,084,241
Total liabilities and stockholders' equity	$3,706,570	$3,681,920
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the years ended December 31,
	2017	2016	2015
Revenues:
Service revenues	$2,398,650	$2,280,809	$2,744,272
Product revenues	546,328	474,417	530,865
Total revenues	2,944,978	2,755,226	3,275,137
Cost of revenues: (exclusive of items shown separately below)
Service revenues	1,641,798	1,543,210	1,898,907
Product revenues	420,875	389,647	457,899
Total cost of revenues	2,062,673	1,932,857	2,356,806
Selling, general and administrative expenses	456,648	422,015	414,164
Accretion of environmental liabilities	9,460	10,177	10,402
Depreciation and amortization	288,422	287,002	274,194
Goodwill impairment charges	—	34,013	31,992
Income from operations	127,775	69,162	187,579
Other (expense) income, net	(6,119)	6,195	(1,380)
Loss on early extinguishment of debt	(7,891)	—	—
Gain on sale of businesses	30,732	16,884	—
Interest expense, net of interest income of $1,897, $784, and $626, respectively	(85,808)	(83,525)	(76,553)
Income before (benefit) provision for income taxes	58,689	8,716	109,646
(Benefit) provision for income taxes	(42,050)	48,589	65,544
Net income (loss)	$100,739	$(39,873)	$44,102
Earnings (loss) per share:
Basic	$1.77	$(0.69)	$0.76
Diluted	$1.76	$(0.69)	$0.76
Shares used to compute earnings (loss) per share — Basic	57,072	57,532	58,324
Shares used to compute earnings (loss) per share — Diluted	57,200	57,532	58,434
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Net income (loss)	$100,739	$(39,873)	$44,102
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities (net of taxes of $152, ($214) and $0, respectively)	32	(321)	—
Reclassification adjustment for losses on available-for-sale securities included in net income (net of taxes of $79, $0, $0, respectively)	143	—	—
Foreign currency translation adjustments (including a tax benefit of $16.8 million in 2016)	41,636	40,728	(144,050)
Unfunded pension liability (net of taxes of $38, $57 and $7, respectively)	108	159	—
Other comprehensive income (loss)	41,919	40,566	(144,050)
Comprehensive income (loss)	$142,658	$693	$(99,948)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$100,739	$(39,873)	$44,102
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	288,422	287,002	274,194
Goodwill impairment charges	—	34,013	31,992
Allowance for doubtful accounts	7,901	6,907	4,793
Amortization of deferred financing costs and debt discount	3,482	3,537	3,280
Accretion of environmental liabilities	9,460	10,177	10,402
Changes in environmental liability estimates	(195)	(4,254)	(11,345)
Deferred income taxes	(83,335)	15,184	1,930
Other expense (income), net	6,119	(5,685)	1,380
Stock-based compensation	13,146	10,481	8,550
Excess tax benefit of stock-based compensation	—	(1,198)	(71)
Net tax benefit (deficiency) on stock-based awards	—	1,165	(82)
Gain on sale of businesses	(30,732)	(16,884)	—
Loss on early extinguishment of debt	7,891	—	—
Environmental expenditures	(12,965)	(12,170)	(20,130)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(33,764)	(15,009)	55,271
Inventories and supplies	(5,002)	(16,080)	14,059
Other current assets	16,720	(8,036)	48,760
Accounts payable	(10,684)	(3,503)	(16,299)
Other current and long-term liabilities	8,495	13,850	(54,403)
Net cash from operating activities	285,698	259,624	396,383
Cash flows used in investing activities:
Additions to property, plant and equipment	(167,007)	(219,384)	(257,196)
Proceeds from sale and disposal of fixed assets	7,124	20,817	6,195
Acquisitions, net of cash acquired	(49,227)	(206,915)	(94,345)
Additions to intangible assets including costs to obtain or renew permits	(1,617)	(2,831)	(5,296)
Purchases of available-for-sale securities	(38,342)	(598)	—
Proceeds on sale of businesses, net of transactional costs	45,426	47,134	—
Proceeds from sale of investments	376	—	—
Net cash used in investing activities	(203,267)	(361,777)	(350,642)
Cash flows (used in) from financing activities:
Change in uncashed checks	(5,940)	(3,177)	(14,630)
Proceeds from exercise of stock options	46	627	397
Tax payments related to withholdings on vested restricted stock	(3,149)	(2,819)	(2,159)
Repurchases of common stock	(48,971)	(22,188)	(73,347)
Excess tax benefit of stock-based compensation	—	1,198	71
Deferred financing costs paid	(5,718)	(4,031)	—
Payments on capital leases	—	—	(511)
Premiums paid on early extinguishment of debt	(6,028)	—	—
Principal payments on debt	(402,000)	—	—
Issuance of senior secured notes, net of discount	399,000	—	—
Issuance of senior unsecured notes, including premium	—	250,625	—
Net cash (used in) from financing activities	(72,760)	220,235	(90,179)
Effect of exchange rate change on cash	2,731	4,207	(17,733)
Increase (decrease) in cash and cash equivalents	12,402	122,289	(62,171)
Cash and cash equivalents, beginning of year	306,997	184,708	246,879
Cash and cash equivalents, end of year	$319,399	$306,997	$184,708
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$93,174	$88,669	$73,926
Income taxes paid	18,682	29,255	52,970
Non-cash investing activities:
Property, plant and equipment accrued	16,109	9,214	32,677
Transfer of inventory to property, plant and equipment	12,641	—	—
Receivable for estimated purchase price adjustment	—	1,910	1,000
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan	Additional Paid-in Capital	Accumulated Other Comprehensive loss		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value				Accumulated Earnings
Balance at January 1, 2015	58,903	$589	$(469)	$805,029	$(110,842)	$568,564	$1,262,871
Net income	—	—	—	—	—	44,102	44,102
Other comprehensive loss	—	—	—	—	(144,050)	—	(144,050)
Stock-based compensation	—	—	—	8,550	—	—	8,550
Issuance of restricted shares, net of shares remitted and tax withholdings	100	1	—	(2,160)	—	—	(2,159)
Exercise of stock options	12	—	—	397	—	—	397
Repurchases of common stock	(1,422)	(14)	—	(73,333)	—	—	(73,347)
Net tax benefit on stock-based awards	—	—	—	(82)	—	—	(82)
Balance at December 31, 2015	57,593	$576	$(469)	$738,401	$(254,892)	$612,666	$1,096,282
Net loss	—	—	—	—	—	(39,873)	(39,873)
Other comprehensive income	—	—	—	—	40,566	—	40,566
Stock-based compensation	—	—	—	10,481	—	—	10,481
Issuance of restricted shares, net of shares remitted and tax withholdings	136	1	—	(2,820)	—	—	(2,819)
Exercise of stock options	22	—	—	627	—	—	627
Repurchases of common stock	(453)	(4)	—	(22,184)	—	—	(22,188)
Net tax benefit on stock-based awards	—	—	—	1,165	—	—	1,165
Balance at December 31, 2016	57,298	$573	$(469)	$725,670	$(214,326)	$572,793	$1,084,241
Cumulative effect of change in accounting for stock-based compensation	—	—	—	681	—	(450)	231
Net income	—	—	—	—	—	100,739	100,739
Other comprehensive income	—	—	—	—	41,919	—	41,919
Stock-based compensation	—	—	—	13,146	—	—	13,146
Issuance of restricted shares, net of shares remitted and tax withholdings	133	1	—	(3,150)	—	—	(3,149)
Exercise of stock options	2	—	—	46	—	—	46
Shares held under employee participation plan	(25)	—	469	(469)	—	—	—
Repurchases of common stock	(907)	(9)	—	(48,962)	—	—	(48,971)
Balance at December 31, 2017	56,501	$565	$—	$686,962	$(172,407)	$673,082	$1,188,202
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
Cash and Uncashed Checks
Cash consists primarily of cash on deposit and money market accounts. The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made, at the Company's discretion, either from funds provided by other accounts or under the terms of the Company's revolving credit facility. Therefore, until checks are presented for payment, there is no right of offset by the bank and the Company continues to have control over cash relating to both released as well as unreleased checks. Checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank are classified as uncashed checks as part of accounts payable.
Marketable Securities
Marketable securities with maturities of three months or less from the date of purchase are classified as cash equivalents. Marketable securities with original maturities greater than three months from purchase date and remaining maturities less than one year are classified as short-term marketable securities. Marketable securities with remaining maturities greater than one year as of the balance sheet date and which the Company intends to hold for greater than one year, are classified as long-term marketable securities. The Company has classified its marketable securities as available-for-sale and, accordingly, carries such securities at fair value. Unrealized gains and losses are reported, net of tax, as a component of other comprehensive income (loss).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Available-for-sale investments were as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Commercial paper	$2,048	$—	$—	$2,048
Total cash equivalents	2,048	—	—	2,048

U.S. Treasury securities	3,865	(10)	—	3,855
Corporate notes and bonds	32,790	(61)	—	32,729
Commercial paper	1,595	—	—	1,595
Total short-term marketable securities	38,250	(71)	—	38,179
Total financial assets	$40,298	$(71)	$—	$40,227
The gross unrealized loss related to these securities was due primarily to changes in interest rates and was considered temporary in nature. Realized gains and losses on sales of available-for-sale securities in the year ended December 31, 2017 were immaterial.
Marketable securities by contractual maturity as of December 31, 2017 are shown below (in thousands).

	Amortized Cost	Fair Value
Due in one year or less	$18,684	$18,670
After one year through three years	21,614	21,557
Total financial assets	$40,298	$40,227

Fair Value Measurements
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
The Company's financial instruments consist of cash, marketable securities, accounts and unbilled receivable, accounts payable, accrued liabilities and long-term debt obligations. Due to the short-term nature of these instruments, with the exception of long-term debt obligations and marketable securities, their estimated fair value approximates carrying value. Senior unsecured notes are recorded at par.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial assets measured and recorded at fair value on a recurring basis consisted of the following types of instruments (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$2,048	$—	$2,048
Total cash equivalents	—	2,048	—	2,048

U.S. Treasury securities	3,855	—	—	3,855
Corporate notes and bonds	—	32,729	—	32,729
Commercial paper	—	1,595	—	1,595
Total short-term marketable securities	3,855	34,324	—	38,179
Total financial assets	$3,855	$36,372	$—	$40,227
The Company’s Level 2 securities are primarily valued using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from independent pricing vendors, to determine the ultimate fair value of the Company’s assets and liabilities. The inputs and fair value are reviewed for reasonableness.
During the year ended December 31, 2017, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2. As of December 31, 2017, the Company had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
Credit Concentration
Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company maintains policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. As of December 31, 2017 and 2016, no individual customer accounted for more than 10% of accounts receivable. During each of the years ended December 31, 2017, 2016 and 2015, no individual customer accounted for more than 10% of total revenues.
Unbilled Receivables
The Company recognizes unbilled accounts receivable for service and disposal transactions rendered but not invoiced to the customer as of the end of the period.
Deferred Costs
Commissions and other incremental direct costs, primarily costs of materials and transportation costs, relating to deferred revenue from the Company’s parts cleaning and waste services are capitalized and deferred. The deferred costs are included in current assets in the consolidated balance sheet and charged to expense when the related revenues are recognized.
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
The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. For the years ended December 31, 2017, 2016 and 2015, the Company did not record impairment charges related to long-lived assets. The Company will continue to assess all of its long-lived assets for impairment as necessary.
Goodwill
Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill. Upon adoption of Accounting Standards Update (“ASU”) 2017-04 in the fourth quarter of 2017, if the fair value is less than the carrying amount, a loss will be recorded for the excess of the carrying value of the goodwill over the implied value of the goodwill. Prior to adoption of ASU 2017-04, if the fair value was less than the carrying amount, a Step II goodwill impairment test was performed to determine if goodwill was impaired. The loss, if any, was measured as the excess of the carrying value of the goodwill over the implied value of the goodwill. See Note 7, "Goodwill and Other Intangible Assets," for additional

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
information related to the Company's goodwill impairment tests and the goodwill impairment charges recorded in 2016 and 2015.
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

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, the Company performs a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The fair value of the indefinite-lived intangible assets exceeded their carrying values at December 31, 2017 and 2016.
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
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $9.5 million, $9.7 million and $11.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
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
As of December 31, 2017, there were two unpermitted expansions at two locations included in the Company's landfill accounting model, which represented 18.4% of the Company's remaining airspace at that date. If actual expansion airspace is significantly different from the Company's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting the Company's profitability. If the Company determines that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if the Company determines a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
As of December 31, 2017, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	3	438	—	438
Buttonwillow	California	20	6,459	—	6,459
Deer Park	Texas	5	198	—	198
Deer Trail	Colorado	33	1,812	—	1,812
Grassy Mountain	Utah	59	291	4,830	5,121
Kimball	Nebraska	8	211	—	211
Lambton	Ontario	53	4,882	—	4,882
Lone Mountain	Oklahoma	24	4,402	—	4,402
Ryley	Alberta	8	351	880	1,231
Sawyer	North Dakota	84	3,627	—	3,627
Westmorland	California	64	2,732	—	2,732
			25,403	5,710	31,113
At December 31, 2017 and 2016, the Company had no cubic yards of permitted, but not highly probable, airspace.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table presents the remaining highly probable airspace from January 1, 2015 through December 31, 2017 (in thousands of cubic yards):

	2017	2016	2015
Remaining capacity at January 1,	32,228	29,786	30,544
Addition of highly probable airspace, net	—	3,464	516
Consumed	(1,115)	(1,022)	(1,274)
Remaining capacity at December 31,	31,113	32,228	29,786
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2017 and 2016 was $32.4 million and $30.6 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post-closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during 2017 and 2016) and discounted at the Company's credit-adjusted risk-free interest rate (6.32% and 6.23% during 2017 and 2016, respectively.)
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company records its non-landfill closure and post-closure liability by: (i) estimating the current cost of closing a non-landfill facility and the post-closure care of that facility, if required, based upon the closure plan that the Company is required to follow under its operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon legally enforceable closure commitments made by the Company to various governmental agencies; (ii) using probability scenarios as to when in the future operations may cease; (iii) inflating the current cost of closing the non-landfill facility on a probability weighted basis using the inflation rate to the time of closing under each probability scenario; and (iv) discounting the future value of each closing scenario back to the present using the credit-adjusted risk-free interest rate. Non-landfill closure and post-closure obligations arise when the Company commences operations. The balance of non-landfill closure and post-closure liabilities at December 31, 2017 and 2016 was $28.6 million and $27.7 million, respectively.
The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities
The balance of remedial liabilities at December 31, 2017 and 2016 was $124.5 million and $128.0 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last 15 years and 35 Superfund sites owned by third parties for which the Company agreed to indemnify certain remedial liabilities owed or potentially owed to governmental entities by the sellers of certain assets (the "CSD assets") which the Company acquired in 2002. The Company performed extensive due diligence to estimate accurately the aggregate liability for remedial liabilities to which the Company became potentially liable as a result of the acquisitions. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. Remedial liabilities and on-going operations are reviewed quarterly and adjustments are made as necessary.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 129 Superfund sites as of December 31, 2017. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.
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

Foreign Currency
During the years ended December 31, 2017 and 2016, the Company had operations in Canada, and to a much lesser extent, Mexico, Trinidad and India. The functional currencies of those operations are their local currency and therefore assets and liabilities of those foreign operations are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations.
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
Revenue Recognition and Deferred Revenue
In 2017, the Company generated services and product revenues through the following operating segments: Technical Services, Industrial Services, Field Services, Safety-Kleen, Oil and Gas Field Services, and Lodging Services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. In many cases revenue is recognized net of estimated allowances. Revenue is generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements.
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
Safety-Kleen service revenues are generated from providing parts cleaning services, containerized waste services, oil collection services, blending and packaging of blended oils, and other complementary services. Product revenues consist of sales of high quality base and blended lubricating oils manufactured from re-refining used oil and sales of recycled used oil collected in excess of the Company's re-refining capacity into recycled fuel oil. The high quality base and blended lubricating oils are sold to third-party distributors, retailers, government agencies, fleets, railroads and industrial customers. In 2016, the Company implemented a direct-to-consumer sales model for Safety-Kleen’s renewable oil products. The recycled fuel oil is sold to asphalt plants, industrial plants, blenders, pulp and paper companies, vacuum gas oil producers and marine diesel oil producers. Product revenue is recognized upon the transfer of title. Parts cleaning services generally consist of placing a specially designed parts washer at a customer's premises and then, on a recurring basis, delivering clean solvent or aqueous-based washing fluid, cleaning and servicing the parts washer and removing the used solvent or aqueous fluid. The Company also services customer-owned parts washers. Revenue from parts cleaning services is recognized over the service interval. Service intervals represent the actual amount of time between service visits to a particular parts cleaning customer. Average service intervals vary from seven to 14 weeks depending on several factors, such as customer accommodation, types of machines serviced and frequency of use. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of hazardous and non-hazardous wastes. Collection and transportation, and packaging revenues are recognized when the transported waste is received at the disposal facility. Other complementary products and services include vacuum services, sale of allied supply products and other environmental services. Revenue is recognized when products are delivered and services are performed.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $11.8 million in 2017, $10.8 million in 2016 and $15.0 million in 2015.

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
Income Taxes
There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement basis and tax basis of assets and liabilities as well as from net operating loss and tax credit carryforwards as measured by the enacted tax rates, which will be in effect when these differences reverse. The effect of a change in tax rates on deferred tax assets and liabilities is generally recognized in income in the period that includes the enactment date. See Note 12, "Income Taxes," for more information related to the Tax Cuts and Jobs Act of 2017 and its impacts. The Company evaluates the recoverability of future tax deductions and credits and a valuation allowance is established by tax jurisdiction when, based on an evaluation of both positive and negative objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
Standards implemented
In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Inventory (Topic 330). The amendment provides guidance regarding the measurement of inventory. Entities should measure inventory within the scope of this update at the lower of cost and net realizable value. The adoption of ASU 2015-11 was applied prospectively and as of January 1, 2017 did not have an impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Stock-based compensation excess tax benefits or deficiencies are now reflected in the consolidated statements of operations as a component of the (benefit) provision for income taxes, whereas they previously were recognized in equity. Additionally, the consolidated statements of cash flows now include excess tax benefits as an operating activity. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis, leaving previously reported net cash from operating activities and net cash from financing activities in the accompanying consolidated statement of cash flows for the prior periods unchanged. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of this update, the Company recorded a cumulative-effect adjustment that reduced beginning retained earnings by $0.5 million, net of tax.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendment provides updated guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company early adopted the amendment on a retrospective basis in the second quarter of fiscal year 2017. As a result of adoption, the Company has recorded cash paid in 2017 for debt prepayment and extinguishment costs as financing activities in the accompanying consolidated statements of cash flows.
In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company early adopted ASU 2017-04 for its 2017 annual goodwill impairment test. Adoption did not have an impact on the Company's consolidated financial statements.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”).  SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation.  If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and also requires certain disclosures about stranded tax effects. The Company early adopted ASU 2018-02 as part of its fiscal year 2017 consolidated financial statements. Adoption did not have a material impact on the Company's consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Standards to be implemented
The Company is currently evaluating the impact that the below standards to be implemented will have on the Company's consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In March 2016, FASB issued ASU 2016-08, which reduces the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In April 2016, FASB issued ASU 2016-10, which reduces the potential for diversity in initial application, as well as the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In May 2016, FASB issued ASU 2016-12, which provided narrow scope improvements and practical expedients on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company adopted ASU 2014‑09 as of January 1, 2018 using the modified retrospective method. The Company has reached conclusions on key accounting assessments related to the new standard and the adoption of the new standard did not have a material impact to its consolidated financial statement results and is not expected to be material going forward. The Company expects revenue recognition for its portfolio of services and products to remain largely unchanged as the majority of the Company’s contracts are recognized based on time and materials incurred and were not impacted by the new guidance. The Company has concluded that the most significant impact of the standard relates to the incremental disclosures required.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendment is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt the new standard beginning on January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still continuing to assess the effect of adoption, it expects that the new standard will have a material effect on its consolidated balance sheet related to the recognition of new assets and lease liabilities.

In October 2016, the FASB issued ASU 2016-16, Income Tax - Intra-Entity Transfers of Assets Other than Inventory. The amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The amendment should be applied using a modified retrospective basis and is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendment is meant to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The amendment should be applied using a full retrospective method or a modified retrospective method and is effective at the same time as ASU 2014-09. Further, the Company is required to adopt ASU 2017-05 at the same time that it adopts the guidance in ASU 2014-09. Adoption is not expected to have a material impact on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In addition, the amendment allows only the service cost component to be eligible for capitalization when applicable. The amendment is effective for the Company for annual and interim reporting periods after December 15, 2017. The amendment should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.
The Company is currently evaluating the impact ASU 2017-07 will have on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment is meant to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendment should be applied prospectively to an award modified on or after the adoption date and is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.
(3) BUSINESS COMBINATIONS
2017 Acquisitions
On October 16, 2017, the Company acquired a division of a privately held company for approximately $4.8 million. This acquisition provides the Company with additional fabrication and refurbishment capabilities for its fleet of trucks. The acquired division is included in the Industrial and Field Services segment. In connection with this acquisition, there was minimal goodwill recognized.
On September 22, 2017, the Company acquired a privately held company which manufactures and sells parts washer machines and related equipment for approximately $2.1 million. The acquired company is included in the Safety-Kleen operating segment and offers machines having an integrated recycling process that provides unparalleled resource recovery and waste minimization benefits. In connection with this acquisition a preliminary goodwill amount of $0.7 million was recognized.
On July 14, 2017, the Company acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $41.8 million, ($33.1 million USD), net of cash acquired, which included an equity payout of CAD $0.72 per share to Lonestar shareholders and the assumption of approximately CAD $21.3 million ($16.8 million USD) in outstanding debt, which Clean Harbors subsequently repaid. The acquisition supports the Company's growth in the daylighting and hydro excavation services markets. In addition to increasing the size of the Company's hydro vac fleet, Lonestar's network of locations provides the Company with direct access to key geographic markets in both the United States and Canada. The acquired company is included in the Industrial and Field Services segment. In connection with this acquisition a preliminary goodwill amount of $2.9 million was recognized.
On January 31, 2017, the Company acquired a privately held company for a purchase price of approximately $11.9 million in cash, net of cash acquired, and subject to customary post-closing adjustments. The acquired business produces and distributes oil products and therefore complements the Company's closed loop model as it relates to the sale of its oil products. The acquired company is included in the Safety-Kleen operating segment. In connection with this acquisition a goodwill amount of $5.0 million was recognized.
The combined amount of direct revenue from the acquisitions included in the Company's results of operations for the year ended December 31, 2017 was approximately $14.5 million. Pro forma comparative financial information on a comparative

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)
basis, as if these acquisitions had been completed on January 1, 2016, is not presented as the pro forma results would not be materially different from reported trends and operations.
2016 Acquisitions
During 2016, the Company acquired seven businesses that complement the strategy to create a closed loop model as it relates to the sale of the Company's oil products. These acquisitions provided the Company with three additional oil re-refineries while also expanding its used motor oil collection network and providing greater blending and packaging capabilities. These acquisitions also provide the Company with greater access to customers in the West Coast region of the United States and additional locations with Part B permits. Operations of these acquisitions were primarily integrated into the Safety-Kleen operating segment with certain operations also integrated into the Technical Services and Industrial Services operating segments.
The combined purchase price for the seven acquisitions was $204.8 million paid in cash and subject to customary post-closing adjustments. The combined amount of direct revenue from the acquisitions included in the Company's results of operations for the year ended December 31, 2016 was approximately $69.8 million. Upon acquisition, the acquired entities were immediately integrated into the Company's operating segments. Therefore it is impracticable to measure earnings attributable to the acquired businesses. During the year ended December 31, 2016, the Company incurred acquisition-related costs of approximately $1.7 million in connection with the transactions which are included in selling, general and administrative expenses in the consolidated statements of operations.
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
The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Dates As Reported December 31, 2016	Measurement Period Adjustments	Final Allocation
Accounts receivable	$15,767	$475	$16,242
Inventories and supplies	12,515	173	12,688
Prepaid expenses and other current assets	777	(25)	752
Property, plant and equipment	143,025	891	143,916
Permits and other intangibles	28,856	—	28,856
Current liabilities	(20,258)	353	(19,905)
Closure and post-closure liabilities, less current portion	(2,408)	(596)	(3,004)
Remedial liabilities, less current portion	(2,041)	(504)	(2,545)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(17,019)	(3,200)	(20,219)
Total identifiable net assets	159,214	(2,433)	156,781
Goodwill	45,791	2,186	47,977
Total purchase price, net of cash acquired	$205,005	$(247)	$204,758
The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible net assets and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that the Company expects to realize from these acquisitions. Goodwill generated from the acquisitions was not deductible for tax purposes.
Pro forma revenue and earnings amounts on a combined basis as if these acquisitions had been completed on January 1, 2015 are not materially different than the consolidated financial statements of the Company since that date.
2015 Acquisitions
Thermo Fluids Inc.
On April 11, 2015, the Company completed the acquisition of Heckmann Environmental Services, Inc. (“HES”) and Thermo Fluids Inc. (“TFI”), a wholly-owned subsidiary of HES. The acquisition was accomplished through a purchase by

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) BUSINESS COMBINATIONS (Continued)
Safety-Kleen, Inc., a wholly-owned subsidiary of the Company, of all of the issued and outstanding shares of HES from Nuverra Environmental Solutions, Inc. HES is a holding company that does not conduct any operations. TFI provides environmental services, including used oil recycling, used oil filter recycling, antifreeze products, parts washers and solvent recycling, and industrial waste management services, including vacuum services, remediation, lab pack and hazardous waste management. The Company acquired TFI for a purchase price of $79.3 million. The acquisition was financed with cash on hand and expanded the Company’s environmental services customer base while also complimenting the Safety-Kleen network and presence in the western United States. The amount of revenue from TFI included in the Company's results of operations for the years ended December 31, 2016 and 2015 was $38.0 million and $33.8 million, respectively. Upon acquisition, TFI was immediately integrated into the Company's Safety-Kleen operating segment. Therefore it is impracticable to measure earnings attributable to TFI.
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
Other 2015 Acquisitions
In December 2015, the Company acquired certain assets and assumed certain defined liabilities of a privately owned company for approximately $14.7 million in cash. That company specializes in the collection and recycling of used oil filters and was a service provider to the Safety-Kleen operating segment prior to the acquisition. The acquired company was integrated into the Safety-Kleen operating segment. In connection with this acquisition a goodwill amount of $7.4 million was recognized.
(4) DISPOSITION OF BUSINESSES
2017 Disposition
On June 30, 2017, the Company completed the sale of its Transformer Services business, as part of its continuous focus on improving or divesting certain non-core operations. The Transformer Services business was a non-core business previously included within the Technical Services operating segment and was sold for approximately $45.5 million ($43.4 million net of $2.1 million in transactional related costs) subject to customary post-closing adjustments. As a result of the sale, the Company recognized during the year ended December 31, 2017, a pre-tax gain of $30.7 million which is included in gain on sale of business in the Company’s consolidated statement of operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) DISPOSITION OF BUSINESSES (Continued)
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

	For the years ended December 31,
	2017	2016	2015
Income before (benefit) provision for income taxes	$2,771	$4,187	$3,597
2016 Disposition
On September 1, 2016, the Company completed the sale of its Catalyst Services business, which was a non-core business previously included within the Industrial Services operating segment, for approximately $50.6 million ($49.2 million net of cash retained by the Catalyst Services business) subject to customary post-closing adjustments. As a result of the sale, the Company recognized during the year ended December 31, 2016, a pre-tax gain of $16.9 million which was included in gain on sale of business in the Company’s consolidated statement of operations. Inclusive within this gain was $1.6 million of transactional related costs. During the first quarter of 2017, the Company and the buyer of the Catalyst Services business agreed to final working capital amounts and as a result the Company received $2.0 million of final sale proceeds.
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

(4) DISPOSITION OF BUSINESSES (Continued)
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

	For the years ended December 31,
	2016	2015
Income before (benefit) provision for income taxes	$290	$2,520
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Oil and oil related products	$58,142	$52,158
Supplies and drums	94,242	90,610
Solvent and solutions	9,167	8,566
Modular camp accommodations	1,826	15,255
Other	12,635	11,839
Total inventories and supplies	$176,012	$178,428
As of December 31, 2017 and 2016, other inventories consisted primarily of cleaning fluids, such as absorbents and wipers, and automotive fluids, such as windshield washer fluid and antifreeze. Supplies and drums consist primarily of drums and containers as well as critical spare parts to support the Company's incinerator and re-refinery operations. During the second quarter of 2017, $12.6 million of modular camp accommodations inventory was transferred to and included as camp equipment within the Company's property, plant and equipment amount as such assets will be utilized in the Company's ongoing camp and lodging operations.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Land	$121,658	$120,575
Asset retirement costs (non-landfill)	14,593	14,567
Landfill assets	144,539	139,708
Buildings and improvements	414,384	373,160
Camp equipment	170,012	152,740
Vehicles	617,959	541,022
Equipment	1,644,102	1,483,736
Furniture and fixtures	5,708	5,492
Construction in progress	57,618	146,904
	3,190,573	2,977,904
Less - accumulated depreciation and amortization	1,603,208	1,366,077
Total property, plant and equipment, net	$1,587,365	$1,611,827
Interest in the amount of $0.6 million, $5.5 million and $2.0 million was capitalized to fixed assets during the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense, inclusive of landfill amortization was $251.4 million, $247.0 million and $234.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Totals
Balance at January 1, 2016	$49,267	$105,286	$266,344	$32,208	$453,105
Increase from current period acquisitions	12,572	6,953	26,266	—	45,791
Measurement period adjustments from prior period acquisitions	—	—	2,095	—	2,095
Decrease from disposition of business	—	(4,994)	—	—	(4,994)
Goodwill impairment charge	—	—	—	(34,013)	(34,013)
Foreign currency translation	(723)	723	1,365	1,805	3,170
Balance at December 31, 2016	$61,116	$107,968	$296,070	$—	$465,154
Increase from current period acquisitions	—	3,000	5,687	—	8,687
Measurement period adjustments from prior period acquisitions	—	—	2,186	—	2,186
Decrease from disposition of business	(1,300)	—	—	—	(1,300)
Foreign currency translation	317	1,285	2,194	—	3,796
Balance at December 31, 2017	$60,133	$112,253	$306,137	$—	$478,523
The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company conducted its annual impairment test of goodwill for all of the Company's reporting units with remaining goodwill as of December 31, 2017 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases, except for the Company's Industrial Services reporting unit, the estimated fair values of the reporting units significantly exceeded their carrying values.
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
At December 31, 2017, the total accumulated goodwill impairment charges was $189.4 million, of which $34.0 million was recorded during the year ended December 31, 2016 within the Lodging Services reporting unit, and $32.0 million was recorded during the year ended December 31, 2015 within the Oil and Gas Field Services reporting unit.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

•
During the quarter ended June 30, 2015, it became apparent that oil and gas exploration and production activity would continue to be lower than prior periods and then previously anticipated by the Company. This was evidenced by reduced volume in bid and proposal requests from customers and communications indicating the reduction in customer budgets in these areas as well as lower than anticipated pricing for the Company's services.

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
As of December 31, 2017 and 2016, the Company's finite-lived and indefinite lived intangible assets consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$174,721	$74,347	$100,374	$171,637	$67,301	$104,336
Customer and supplier relationships	399,224	158,972	240,252	393,426	127,462	265,964
Other intangible assets	36,766	31,592	5,174	34,254	28,456	5,798
Total amortizable permits and other intangible assets	610,711	264,911	345,800	599,317	223,219	376,098
Trademarks and trade names	123,328	—	123,328	122,623	—	122,623
Total permits and other intangible assets	$734,039	$264,911	$469,128	$721,940	$223,219	$498,721
The Company continues to monitor those businesses most impacted by the downturn in the oil and energy related markets and also performed an analysis to determine whether the carrying values of the Oil and Gas Field Services and Lodging Services operating segments' finite-lived intangibles and other long lived assets as of December 31, 2017 may not be entirely recoverable. As of December 31, 2017, the Oil and Gas Field Services and Lodging Services operating segments had property,

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
plant and equipment, net of $72.7 million and $95.6 million, respectively, and intangible assets of $2.8 million and $3.9 million, respectively. Based on the analysis performed, sufficient future cash flows are anticipated over those assets' remaining lives to demonstrate recoverability. Thus no impairment charge was recorded related to those other long-lived assets. If expectations of future cash flows were to decrease in the future as a result of worse than expected or prolonged periods of depressed activity, future impairments may become evident.
Amortization expense of permits and other intangible assets for the years ended December 31, 2017, 2016 and 2015 were $37.0 million, $40.0 million and $40.2 million, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2017 is as follows (in thousands):

Years Ending December 31,	Expected Amortization
2018	$34,631
2019	31,684
2020	29,130
2021	26,888
2022	26,727
Thereafter	196,740
$345,800
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2017	December 31, 2016
Insurance	$57,889	$63,061
Interest	12,660	21,536
Accrued compensation and benefits	55,861	34,641
Income, real estate, sales and other taxes	27,330	35,083
Other	34,242	36,400
	$187,982	$190,721
As of December 31, 2017 and 2016, other accrued expenses included accrued legal matters of $1.4 million and $3.8 million, respectively, and accrued severance charges of $3.5 million and $2.9 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2016 through December 31, 2017 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2016	$32,023	$24,226	$56,249
Liabilities assumed in acquisitions	—	2,408	2,408
Measurement period adjustments from prior period acquisitions	—	657	657
New asset retirement obligations	1,983	—	1,983
Accretion	2,705	2,398	5,103
Changes in estimates recorded to statement of operations	(1,415)	(1,204)	(2,619)
Changes in estimates recorded to balance sheet	(3,289)	—	(3,289)
Expenditures	(1,446)	(802)	(2,248)
Currency translation and other	69	18	87
Balance at December 31, 2016	30,630	27,701	58,331
Liabilities assumed in acquisitions	—	59	59
Measurement period adjustments from prior period acquisitions	—	596	596
New asset retirement obligations	1,881	—	1,881
Adjustment related to disposition of business	—	(1,170)	(1,170)
Accretion	2,243	2,505	4,748
Changes in estimates recorded to statement of operations	(131)	(109)	(240)
Changes in estimates recorded to balance sheet	364	(591)	(227)
Expenditures	(2,777)	(448)	(3,225)
Currency translation and other	172	112	284
Balance at December 31, 2017	$32,382	$28,655	$61,037
All of the landfill facilities included in the above table were active as of December 31, 2017 and 2016. There were no significant benefits in 2017 and 2016 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during 2017 and 2016 were discounted at the credit-adjusted risk-free rate of 6.32% and 6.23%, respectively.
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2018	$6,313
2019	8,957
2020	12,152
2021	8,652
2022	353
Thereafter	285,404
Undiscounted closure and post-closure liabilities	321,831
Less: Discount at credit-adjusted risk-free rate	(161,767)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(99,027)
Present value of closure and post-closure liabilities	$61,037

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2016 through December 31, 2017 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2016	$2,327	$63,613	$66,052	$131,992
Liabilities assumed in acquisitions	—	—	2,041	2,041
Accretion	110	2,737	2,227	5,074
Changes in estimates recorded to statement of operations	(538)	1,520	(2,617)	(1,635)
Expenditures	(122)	(3,893)	(5,907)	(9,922)
Currency translation and other	—	174	283	457
Balance at December 31, 2016	1,777	64,151	62,079	128,007
Measurement period adjustments from prior period acquisitions	—	—	504	504
Accretion	86	2,648	1,978	4,712
Changes in estimates recorded to statement of operations	(21)	(289)	355	45
Expenditures	(42)	(3,906)	(5,792)	(9,740)
Currency translation and other	—	2,738	(1,798)	940
Balance at December 31, 2017	$1,800	$65,342	$57,326	$124,468
There were no significant (benefits) charges in 2017 and 2016 resulting from changes in estimates for remedial liabilities.
Anticipated payments at December 31, 2017 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter were as follows (in thousands):

Year ending December 31,
2018	$14,507
2019	16,934
2020	15,259
2021	10,212
2022	7,566
Thereafter	83,767
Undiscounted remedial liabilities	148,245
Less: Discount	(23,777)
Total remedial liabilities	$124,468
Based on currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2017 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $124.5 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $23.1 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group and as of December 31, 2017.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) REMEDIAL LIABILITIES (Continued)
Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (44 facilities)	$54,193	43.5%	$11,747
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (38 facilities)	62,706	50.4	10,549
Superfund sites owned by third parties (16 sites)	7,569	6.1	757
Total	$124,468	100.0%	$23,053
___________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.
Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$23,357	18.8%	$3,938
Bridgeport, NJ	Closed incinerator	18,394	14.8	2,534
Mercier, Quebec(2)	Idled incinerator and legal proceedings	10,414	8.4	1,105
Linden, NJ	Operating solvent recycling center	7,678	6.2	825
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (78 facilities)	57,056	45.7	13,894
Various(2)	Superfund sites (each representing less than 5% of total liabilities) owned by third parties (16 sites)	7,569	6.1	757
Total		$124,468	100.0%	$23,053
_________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

(2)
$17.9 million of the $124.5 million remedial liabilities and $1.8 million of the $23.1 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 17, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

	December 31, 2017	December 31, 2016
Senior secured Term Loan Agreement ("Term Loan Agreement")	$4,000	$—
Current portion of long-term obligations, at carrying value	$4,000	$—

Senior secured Term Loan Agreement due June 30, 2024	$394,000	$—
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	400,000	800,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations, at par	$1,639,000	$1,645,000
Unamortized debt issuance costs and premium, net	$(13,463)	$(11,728)
Long-term obligations, at carrying value	$1,625,537	$1,633,272
Senior Secured Term Loan. On June 30, 2017, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into a $400.0 million senior secured term loan agreement (the "Term Loan Agreement"). Loans under the Term Loan Agreement will mature on June 30, 2024 and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans. The Company’s obligations under the Term Loan Agreement are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.
Borrowings under the Term Loan Agreement bear interest, at the Company’s election, at either of the following rates: (a) the sum of the Eurodollar Rate (as defined in the Term Loan Agreement) plus 2.00%, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 1.00%, with the Eurodollar Rate being subject to a floor of 0.00%. The effective interest rate of the Term Loan on December 31, 2017 was 3.57%. The Term Loan Agreement contains representations and warranties, affirmative and negative covenants, and events of default, which the Company believes are usual and customary for an agreement of this type. Such covenants restrict the Company’s ability, among other matters, to incur debt, create liens on the Company’s assets, make restricted payments or investments or enter into transactions with affiliates. In accordance with the Term Loan Agreement required payments equal to .25% of the initial $400.0 million are due upon the last day of each calendar quarter.
Upon entering into the Term Loan Agreement on June 30, 2017, the Company used approximately $312.6 million of the proceeds to purchase approximately $296.2 million aggregate principal amount (the “Repurchased Notes”) of the Company’s previously outstanding 2020 Notes and pay accrued interest of approximately $6.4 million on the Repurchased Notes. On June 30, 2017, the Company also delivered a partial notice of redemption to the holders of the approximately $503.8 million aggregate principal amount of 2020 Notes which remained outstanding after the purchase of the Repurchased Notes. Pursuant to that notice, the Company redeemed on August 1, 2017 $103.8 million aggregate principal amount of 2020 Notes at a redemption price of 101.313% plus accrued but unpaid interest. The Company financed the redemption through the remaining net proceeds of the Term Loan Agreement financing described above, plus available cash. In conjunction with such redemption, the Company paid premiums to repay the debt early of $6.0 million and incurred expenses of approximately $6.5 million.
At December 31, 2017, the fair value of the Term Loan Agreement debt was $400.5 million based on quoted market prices or other available market data. The fair value of the Term Loan Agreement debt is considered a Level 2 measure according to the fair value hierarchy.
Senior Unsecured Notes. On July 30, 2012, the Company issued $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 (the "2020 Notes") with semi-annual fixed interest payments on February 1 and August 1 of each year. As described above, the Company repurchased or redeemed $400.0 million principal amount of the 2020 Notes during 2017. At December 31, 2017 and December 31, 2016, the fair value of the 2020 Notes was $404.6 million and $820.0 million, respectively, based on quoted market prices for the instrument. The fair value of the 2020 Notes is considered a Level 2 measure according to the fair value hierarchy. The Company may redeem some or all of the 2020 Notes which remain outstanding at any time upon proper notice, at the following redemption prices plus unpaid interest:

Year	Percentage
Prior to August 1, 2018	101.313%
On or after August 1, 2018	100.000%

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) FINANCING ARRANGEMENTS (Continued)
On December 7, 2012, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due 2021 (the "2021 Notes") with semi-annual fixed interest payments on June 1 and December 1 of each year. The Company used the net proceeds from such issuance to fund a portion of the purchase price to acquire Safety-Kleen. The Company repurchased $5.0 million principal amount of 2021 Notes during 2014. On March 14, 2016, the Company issued an additional $250.0 million aggregate principal amount of 2021 Notes as additional notes under the indenture. At December 31, 2017 and 2016, the fair value of the Company's 2021 Notes was $855.7 million and $861.9 million, respectively, based on quoted market prices or other available market data. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy. The Company may redeem some or all of the 2021 Notes at any time upon proper notice, at the following redemption prices plus unpaid interest:

Year	Percentage
Prior to December 1, 2018	101.281%
On or after December 1, 2018	100.000%
The 2020 Notes and 2021 Notes (collectively, the "Senior Unsecured Notes") and the related indentures contain various customary non-financial covenants and are guaranteed by substantially all of the Company's current and future domestic restricted subsidiaries. The Senior Unsecured Notes are the Company's and the guarantors' senior unsecured obligations ranking equally with the Company's and the guarantors' existing and future senior unsecured obligations and senior to any future indebtedness that is expressly subordinated to the Notes and the guarantees. The Senior Unsecured Notes are effectively subordinated to all of the Company's and the Company subsidiaries' secured indebtedness under the Company's Term Loan Agreement, revolving credit facility and capital lease obligations to the extent of the value of the assets securing such secured indebtedness. The Senior Unsecured Notes are not guaranteed by the Company's existing and future Canadian or other foreign subsidiaries, and are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries that are not guarantors of the Senior Unsecured Notes.
Revolving Credit Facility. On November 1, 2016, the Company and one of the Company's subsidiaries (the "Canadian Borrower") entered into an amended and restated credit agreement for the Company's revolving credit facility with Bank of America, N.A. (“BofA”), as agent for the lenders under the facility (the "Agent"). Under the amended and restated facility, the Company has the right to obtain revolving loans and letters of credit for a combined maximum of up to $300.0 million (with a sub-limit of $250.0 million for letters of credit) and the Canadian Borrower has the right to obtain revolving loans and letters of credit for a combined maximum of up to $100.0 million (with a $75.0 million sub-limit for letters of credit).  Availability under the U.S. line is subject to a borrowing base basically comprised of 85% of the eligible accounts receivable of the Company and its U.S. subsidiaries plus 100% of cash deposited in a controlled account with the Agent, and availability under the Canadian line is subject to a borrowing base basically comprised of 85% of the eligible accounts receivable of the Company’s Canadian subsidiaries plus 100% of cash deposited in a controlled account with the Agent’s Canadian affiliate. Subject to certain conditions, the facility will expire on November 1, 2021.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) FINANCING ARRANGEMENTS (Continued)
The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. At December 31, 2017 and 2016, the revolving credit facility had no outstanding loan balances, availability of $217.8 million and $195.2 million, respectively, and outstanding letters of credit of $134.1 million and $132.6 million, respectively.
(12) INCOME TAXES
The domestic and foreign components of income before (benefit) provision for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Domestic	$101,714	$87,328	$164,105
Foreign	(43,025)	(78,612)	(54,459)
Total	$58,689	$8,716	$109,646
The (benefit) provision for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current:
Federal	$25,613	$14,798	$46,775
State	11,083	8,763	11,120
Foreign	4,589	9,844	5,719
	41,285	33,405	63,614
Deferred
Federal	(85,488)	21,814	12,254
State	1,085	1,644	2,766
Foreign	1,068	(8,274)	(13,090)
	(83,335)	15,184	1,930
(Benefit) provision for income taxes	$(42,050)	$48,589	$65,544
The Company's effective tax rate for fiscal years 2017, 2016 and 2015 was (71.6)%, 557.5% and 59.8%, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Tax expense at US statutory rate	$20,541	$3,051	$38,376
State income taxes, net of federal benefit	4,547	6,010	8,449
Foreign rate differential	3,733	3,646	3,951
Valuation allowance	16,552	22,564	1,824
Uncertain tax position interest and penalties	3,730	107	32
Goodwill impairment	—	11,905	10,974
Other	1,856	1,306	1,938
Adjustment for Tax Cuts and Jobs Act	(93,009)	—	—
(Benefit) provision for income taxes	$(42,050)	$48,589	$65,544

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES (Continued)
Effects of the Tax Cuts and Jobs Act
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and as a result has recorded a net benefit of $93.0 million as a component of income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. This provisional net income tax benefit is comprised of a $100.5 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, offset by a one-time tax expense on deemed repatriation of $7.5 million. This one-time charge is after the utilization of $7.5 million of foreign tax credits which had full valuation allowances applied to them previously. This one-time tax expense is expected to be paid over a period of eight years.
Due to the timing of the Tax Act and potential uncertainty or diversity of views in accounting for the impact of the Tax Act, the SEC provided guidance in SAB 118 on accounting for the tax effects of the Tax Act (See Note 2, “Significant Accounting Policies”). In accordance with that guidance, the Company has determined that the components of the net benefit of $93.0 million recorded in the fourth quarter of 2017 were provisional amounts and reasonable estimates at December 31, 2017. Additional work is necessary to do a more detailed analysis of all provisional amounts associated with the Tax Act referenced above as a result of pending issuance of Notices and Regulations related to the Tax Act and finalization of foreign earnings and profits for 2017. The Company will continue to evaluate the impact of the Tax Act on its business and the consolidated financial statements and will make any adjustments to its provisional amounts in subsequent reporting periods upon obtaining, preparing or analyzing additional information affecting the income tax effects initially reported as a provisional amount. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.
During the year ended December 31, 2016, the Company allocated $16.8 million of tax benefits related to tax deductible foreign currency losses to accumulated other comprehensive loss and as such these benefits are not included within the (benefit) provision for income taxes.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES (Continued)
The components of the total net deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred tax assets:
Provision for doubtful accounts	7,417	11,189
Closure, post-closure and remedial liabilities	28,189	40,829
Accrued expenses	15,382	19,826
Accrued compensation	1,903	2,747
Net operating loss carryforwards(1)	46,650	46,752
Tax credit carryforwards(2)	17,504	25,348
Uncertain tax positions accrued interest and federal benefit	921	1,241
Stock-based compensation	2,268	1,993
Other	3,258	555
Total deferred tax assets	123,492	150,480
Deferred tax liabilities:
Property, plant and equipment	(144,325)	(207,799)
Permits and other intangible assets	(107,407)	(161,295)
Prepaids	(8,080)	(11,030)
Total deferred tax liabilities	(259,812)	(380,124)
Total net deferred tax liability before valuation allowance	(136,320)	(229,644)
Less valuation allowance	(68,355)	(55,189)
Net deferred tax liabilities	$(204,675)	$(284,833)
___________________________________

(1)
As of December 31, 2017, the net operating loss carryforwards included (i) state net operating loss carryovers of $186.7 million which will begin to expire in 2018, (ii) federal net operating loss carryforwards of $48.0 million which will begin to expire in 2025, and (iii) foreign net operating loss carryforwards of $116.1 million which will begin to expire in 2018.

(2)	As of December 31, 2017, the foreign tax credit carryforwards of $17.5 million will expire between 2020 and 2024.
The Company has not accrued for any remaining undistributed foreign earnings not subject to the one-time transition tax on mandatory deemed repatriation of cumulative foreign earnings. These amounts continue to be indefinitely reinvested in foreign operations.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2017 and 2016, the Company had a valuation allowance of $68.4 million and $55.2 million, respectively. The total allowance as of December 31, 2017 consisted of $17.5 million of foreign tax credits, $3.9 million of acquired federal net operating losses, $11.9 million of state net operating loss carryforwards, $22.6 million of foreign net operating loss carryforwards, and $12.5 million of deferred tax assets of a Canadian subsidiary. The allowance as of December 31, 2016 consisted of $25.0 million of foreign tax credits, $1.5 million of acquired federal net operating losses, $5.0 million of state net operating loss carryforwards and $18.0 million of foreign net operating loss carryforwards and $5.7 million of deferred tax assets of a Canadian subsidiary. The change in valuation allowance in 2017 was impacted by incremental allowance recorded on net operating losses generated by certain Canadian subsidiaries in 2017 for which the Company is currently recording a full valuation allowance against. This increase was offset by a $7.5 million decrease due to the reversal of allowances resulting from impacts of the enactment of the Tax Act and specifically the utilization of foreign tax credits in connection with the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The foreign tax credits utilized had previously had full valuation allowances recorded against them. The valuation allowances attributable to foreign tax assets are due to the significant downturn in the operations of certain of the Company’s Canadian businesses in current and recent years and uncertainty as to whether these

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) INCOME TAXES (Continued)
Canadian businesses will generate sufficient future taxable income to utilize these deferred tax assets. The Company therefore concluded that the recording of valuation allowances were required as of December 31, 2017.
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2015 through December 31, 2017, were as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits as of January 1	$1,738	$2,064	$2,537
Additions to current year tax positions	1,457	—	—
Additions to prior year tax positions	2,031	—	—
Settlements	(231)	(533)	(217)
Foreign currency translation	126	207	(256)
Unrecognized tax benefits as of December 31	$5,121	$1,738	$2,064
At December 31, 2017, 2016 and 2015, the Company had recorded $5.1 million, $1.7 million and $2.1 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. The liability for unrecognized tax benefits at December 31, 2017 included accrued interest of $0.9 million, $0.3 million and $0.4 million for the payment of interest accrued at December 31, 2017, 2016 and 2015, respectively. Interest expense that is recorded as a tax expense against the liability for unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 included interest and penalties of $0.5 million, $0.1 million and $0.1 million, respectively.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2014 through 2016. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2013 through 2016. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
Due to expiring statute of limitation periods and the resolution of tax audits, the Company believes that total unrecognized tax benefits will decrease by approximately $1.4 million within the next 12 months.
(13) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted earnings (loss) per share (in thousands except for per share amounts):

	Years Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$100,739	$(39,873)	$44,102
Denominator:
Weighted basic shares outstanding	57,072	57,532	58,324
Dilutive effect of equity-based compensation awards	128	—	110
Weighted dilutive shares outstanding	57,200	57,532	58,434

Basic earnings (loss) per share	$1.77	$(0.69)	$0.76
Diluted earnings (loss) per share	$1.76	$(0.69)	$0.76
For the year ended December 31, 2017, all then outstanding restricted stock awards and performance awards were included in the calculation of diluted earnings per share except for 152,831 of outstanding performance stock awards for which the performance criteria were not attained at the time and 49,373 restricted stock awards which were excluded as their inclusion

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) EARNINGS (LOSS) PER SHARE (Continued)
would have an antidilutive effect. As a result of the net loss reported for the year ended December 31, 2016, all outstanding stock options, restricted stock awards and performance awards, totaling 730,929 potentially dilutive shares, were excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect. For the year ended December 31, 2015, all then outstanding stock options, restricted stock awards and performance awards were included in the calculation of diluted earnings per share except for 154,577 of outstanding performance stock awards for which the performance criteria were not attained at the time and 31,656 restricted stock awards which were excluded as their inclusion would have an antidilutive effect.
(14) STOCKHOLDERS' EQUITY
On October 31, 2017, the Company's board of directors increased the size of the Company’s current share repurchase program from $300 million to $600 million. The Company has funded and intends to continue to fund the repurchases through available cash resources. The repurchase program authorizes the Company to purchase the Company's common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors including share price, cash required for future business plans, trading volume and other conditions.  The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. During the years ended December 31, 2017, 2016 and 2015, the Company repurchased and retired a total of approximately 0.9 million, 0.5 million and 1.4 million shares, respectively, of the Company's common stock for total costs of approximately $49.0 million, $22.2 million and $73.3 million, respectively. Through December 31, 2017, the Company has repurchased and retired a total of approximately 4.8 million shares of its common stock for approximately $248.8 million under this program. As of December 31, 2017, an additional $351.2 million remained available for repurchase of shares under this program.

(15) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Available-for-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2015	$(108,889)	$—	$(1,953)	$(110,842)
Other comprehensive loss before reclassifications	(144,050)	—	(7)	(144,057)
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	—
Tax effects	—	—	7	7
Other comprehensive loss	(144,050)	—	—	(144,050)
Balance at December 31, 2015	$(252,939)	$—	$(1,953)	$(254,892)
Other comprehensive income (loss) before reclassifications	23,967	(535)	216	23,648
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	—
Tax effects	16,761	214	(57)	16,918
Other comprehensive income (loss)	40,728	(321)	159	40,566
Balance at December 31, 2016	$(212,211)	$(321)	$(1,794)	$(214,326)
Other comprehensive income before reclassifications	41,636	184	146	41,966
Amounts reclassified out of accumulated other comprehensive loss	—	222	—	222
Tax effects	—	(231)	(38)	(269)
Other comprehensive income	41,636	175	108	41,919
Balance at December 31, 2017	$(170,575)	$(146)	$(1,686)	$(172,407)
During the year ended December 31, 2016, the Company converted an intercompany loan with a foreign subsidiary to equity, which resulted in a loss for tax purposes. The loan had been historically treated as a component of the Company’s investment in that subsidiary, and as a result, foreign currency gains and losses on the loan had been accumulated as a component of other comprehensive income. The subsidiary continues to operate as part of the Company. The tax benefit of $16.8 million, which was triggered by the conversion, was therefore allocated to other comprehensive income (loss) rather than net (loss) income.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the year ended December 31, 2017 were as follows (in thousands):

Other Comprehensive Income Components	December 31, 2017	Location
Unrealized (losses) gains on available-for-sale securities	$(222)	Other (expense) income, net
There were no reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2016 and 2015.
(16) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Stock-Based Compensation
In 2000, the Company adopted a stock incentive plan (the "2000 Plan"), which provided for awards in the form of incentive stock options, non-qualified stock options, restricted stock awards, performance stock awards and common stock awards. The 2000 Plan expired on April 15, 2010 and as of December 31, 2017, no options remained outstanding under that plan.
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
As of December 31, 2017 and 2016, the Company had the following types of stock-based compensation awards outstanding under the 2000 Plan and the 2010 Plan (collectively, the "Plans"): stock options, restricted stock awards and performance stock awards. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria and continued service conditions as described below.
Total stock-based compensation cost charged to selling, general and administrative expenses for the years ended December 31, 2017, 2016 and 2015 was $13.1 million, $10.5 million and $8.6 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $3.7 million, inclusive of $0.4 million from excess tax benefits on vested awards, $2.8 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following table summarizes information about restricted stock awards for the year ended December 31, 2017:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	510,041	$52.65
Granted	307,455	55.93
Vested	(136,787)	53.16
Forfeited	(75,776)	52.46
Unvested at December 31, 2017	604,933	$54.23
As of December 31, 2017, there was $24.1 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.8 years. The

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)
total fair value of restricted stock vested during 2017, 2016 and 2015 was $7.3 million, $8.3 million and $6.9 million, respectively.
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
The following table summarizes information about performance stock awards for the year ended December 31, 2017:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	220,882	$54.69
Granted	170,897	55.87
Vested	(53,096)	55.60
Forfeited	(148,554)	57.14
Unvested at December 31, 2017	190,129	$55.63
As of December 31, 2017, there was $2.5 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards then deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during 2017, 2016 and 2015 was $3.0 million, $1.0 million and $0.6 million, respectively.
Employee Benefit Plans
As of December 31, 2017, the Company has responsibility for a defined benefit plan that covered 12 active non-supervisory Canadian employees. For the years ended December 31, 2017 and 2016, net periodic pension costs were $0.4 million. For the year ended December 31, 2015, net periodic pension cost was $0.3 million. At December 31, 2017, the fair value of the Company's plan assets was $9.3 million. The fair value of $3.9 million of these plan assets was considered a Level 1 measure and the fair value of $5.4 million of these plan assets was considered a Level 2 measure, according to the fair value hierarchy. At December 31, 2016, the fair value of the Company's plan assets was $8.4 million. The fair value of $3.5 million of these plan assets was considered a Level 1 measure and the fair value of $4.9 million of these plan assets was considered a Level 2 measure, according to the fair value hierarchy. As of December 31, 2017 and 2016, the projected benefit obligation was $10.9 million and $9.9 million, respectively.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Superfund laws to remediate contamination at properties owned either by the Company or by other parties (“third-party sites”) to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes.
At December 31, 2017 and December 31, 2016, the Company had recorded reserves of $19.3 million and $22.0 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2017 and December 31, 2016, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million and $1.9 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2017 and December 31, 2016, the $19.3 million and $22.0 million, respectively, of reserves consisted of (i) $17.9 million and $18.2 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $1.4 million and $3.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of December 31, 2017, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2017, were as follows:
Ville Mercier. In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (CAD $) in general damages and $10.0 million (CAD $) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are currently attempting to negotiate a resolution and hearings on the motions have been delayed. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Company has accrued for costs expected to be incurred relative to the resolution of this matter and believes this matter will not have future material effect on its financial position or results of operations.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2017 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 52 proceedings (excluding cases which have been settled but not formally dismissed) as of December 31, 2017, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2017. From January 1, 2017 to December 31, 2017, 33 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) COMMITMENTS AND CONTINGENCIES (Continued)
Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 129 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 129 sites, three (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 126 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 126 third-party sites, 33 are now settled, 16 are currently requiring expenditures on remediation and 77 are not currently requiring expenditures on remediation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2017 and 2016, there were five proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) COMMITMENTS AND CONTINGENCIES (Continued)
Leases
The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Lease terms range from 1 to 24 years. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2017 (in thousands):

Year	Total Operating Leases
2018	$44,476
2019	37,161
2020	30,233
2021	22,173
2022	17,432
Thereafter	45,370
Total minimum lease payments	$196,845
During the years ended December 31, 2017, 2016 and 2015, rent expense including short-term rentals was approximately $125.4 million, $121.9 million, and $135.5 million, respectively.
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
Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The deductible per participant per year for the health insurance policy is $0.7 million. The deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2017 and 2016, the Company had accrued $47.9 million and $46.5 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 1.87% and 1.16%, respectively. Actual expenditures in future periods can differ materially from accruals based on estimates.
Anticipated payments for contingencies related to workers' compensation, comprehensive general liability and vehicle liability related claims at December 31, 2017 for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2018	$16,525
2019	11,259
2020	7,848
2021	4,393
2022	3,688
Thereafter	5,769
Undiscounted self-insurance liabilities	49,482
Less: Discount	1,568
Total self-insurance liabilities (included in accrued expenses)	$47,914
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
The following table reconciles third-party revenues to direct revenues for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31, 2017
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Third-party revenues	$980,232	$631,216	$1,213,703	$117,252	$2,575	$2,944,978
Intersegment revenues, net	161,533	(37,694)	(125,822)	1,983	—	—
Corporate Items, net	2,384	200	5	368	(2,957)	—
Direct revenues	$1,144,149	$593,722	$1,087,886	$119,603	$(382)	$2,944,978

	For the Year Ended December 31, 2016
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Third-party revenues	$906,495	$618,245	$1,110,727	$116,692	$3,067	$2,755,226
Intersegment revenues, net	147,866	(35,724)	(115,013)	2,871	—	—
Corporate Items, net	2,374	(306)	369	320	(2,757)	—
Direct revenues	$1,056,735	$582,215	$996,083	$119,883	$310	$2,755,226

	For the Year Ended December 31, 2015
	Technical Services	Industrial and Field Services	Safety-Kleen	Oil, Gas and Lodging Services	Corporate Items	Totals
Third-party revenues	$991,410	$1,023,638	$1,060,926	$198,705	$458	$3,275,137
Intersegment revenues, net	144,084	(32,903)	(119,232)	8,051	—	—
Corporate Items, net	3,586	(782)	(5)	383	(3,182)	—
Direct revenues	$1,139,080	$989,953	$941,689	$207,139	$(2,724)	$3,275,137
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, loss on early extinguishment of debt, (benefit) provision for income taxes, other gains or non-cash charges (including gain on sale of businesses and goodwill impairment charges) not deemed representative of fundamental segment results and excludes other expense (income), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) SEGMENT REPORTING (Continued)
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA:
Technical Services	$276,592	$271,176	$291,737
Industrial and Field Services	43,010	51,191	161,447
Safety-Kleen	249,811	219,546	172,262
Oil, Gas and Lodging Services	1,708	(3,292)	11,704
Corporate Items	(145,464)	(138,267)	(132,983)
Total	425,657	400,354	504,167
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	9,460	10,177	10,402
Depreciation and amortization	288,422	287,002	274,194
Goodwill impairment charges	—	34,013	31,992
Income from operations	127,775	69,162	187,579
Other expense (income), net	6,119	(6,195)	1,380
Loss on early extinguishment of debt	7,891	—	—
Gain on sale of businesses	(30,732)	(16,884)	—
Interest expense, net of interest income	85,808	83,525	76,553
Income from operations before (benefit) provision for income taxes	$58,689	$8,716	$109,646
Revenue, property, plant and equipment and intangible assets outside of the United States
For the year ended December 31, 2017, the Company generated $2,392.0 million or 81.2% of revenues in the United States and Puerto Rico, $552.1 million or 18.7% of revenues in Canada, and less than 0.1% of revenues in other international locations. For the year ended December 31, 2016, the Company generated $2,213.4 million or 80.3% of revenues in the United States and Puerto Rico, $538.0 million or 19.5% of revenues in Canada, and less than 0.1% of revenues in other international locations. For the year ended December 31, 2015, the Company generated $2,576.2 million or 78.7% of revenues in the United States and Puerto Rico, $695.0 million or 21.2% of revenues in Canada, and less than 0.1% of revenues in other international locations.
As of December 31, 2017, the Company had property, plant and equipment, net of depreciation and amortization of $1,587.4 million, and permits and other intangible assets of $469.1 million. Of these totals, $411.9 million or 26.0% of property, plant and equipment and $60.5 million or 12.9% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries). As of December 31, 2016, the Company had property, plant and equipment, net of depreciation and amortization of $1,611.8 million, and permits and other intangible assets of $498.7 million. Of these totals, $400.3 million or 24.8% of property, plant and equipment and $63.1 million or 12.7% of permits and other intangible assets were in Canada, with the balance being in the United States and Puerto Rico (except for insignificant assets in other foreign countries).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) SEGMENT REPORTING (Continued)
The following table presents assets by reported segment and in the aggregate (in thousands):

	December 31, 2017	December 31, 2016
Property, plant and equipment, net
Technical Services	$504,754	$521,134
Industrial and Field Services	254,091	245,143
Safety-Kleen	582,162	584,647
Oil, Gas and Lodging Services	168,294	182,038
Corporate Items	78,064	78,865
Total property, plant and equipment, net	$1,587,365	$1,611,827

Goodwill and Permits and other intangibles, net
Technical Services
Goodwill	$60,133	$61,116
Permits and other intangibles, net	73,775	78,625
Total Technical Services	133,908	139,741

Industrial and Field Services
Goodwill	112,253	107,968
Permits and other intangibles, net	17,049	17,817
Total Industrial and Field Services	129,302	125,785

Safety-Kleen
Goodwill	306,137	296,070
Permits and other intangibles, net	371,609	391,390
Total Safety-Kleen	677,746	687,460

Oil, Gas and Lodging Services
Goodwill	—	—
Permits and other intangibles, net	6,695	10,889
Total Oil, Gas and Lodging Services	6,695	10,889

Total	$947,651	$963,875

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) SEGMENT REPORTING (Continued)
The following table presents the total assets by reported segment (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Technical Services	$847,994	$862,957	$800,060
Industrial and Field Services	464,142	446,826	461,180
Safety-Kleen	1,471,291	1,474,755	1,297,971
Oil, Gas and Lodging Services	229,105	253,242	333,245
Corporate Items	694,038	644,140	538,972
Total	$3,706,570	$3,681,920	$3,431,428
The following table presents the total assets by geographical area (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
United States	$2,985,394	$2,960,337	$2,575,746
Canada	721,176	721,583	851,949
Other foreign	—	—	3,733
Total	$3,706,570	$3,681,920	$3,431,428
(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The 2020 Notes and the 2021 Notes (collectively, the "Senior Unsecured Notes") and the Company's obligations under its Term Loan Agreement are guaranteed by substantially all of the Company’s subsidiaries organized in the United States. Each guarantor is a 100% owned subsidiary of Clean Harbors, Inc. and its guarantee is both full and unconditional and joint and several. The guarantees are, however, subject to customary release provisions under which, in particular, the guarantee of any domestic restricted subsidiary will be released if the Company sells such subsidiary to an unrelated third party in accordance with the terms of the indentures which govern the Senior Unsecured Notes and of the Term Loan Agreement. The Senior Unsecured Notes and the Company's obligations under its Term Loan Agreement are not guaranteed by the Company’s subsidiaries organized outside the United States. The following supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively, is presented in conformity with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating balance sheet at December 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,638	$207,777	$59,984	$—	$319,399
Short-term marketable securities	—	—	38,179	—	38,179
Intercompany receivables	238,339	590,100	52,909	(881,348)	—
Accounts receivable, net	—	433,042	95,882	—	528,924
Other current assets	897	233,602	52,947	(19,892)	267,554
Property, plant and equipment, net	—	1,174,975	412,390	—	1,587,365
Investments in subsidiaries	3,112,547	569,568	—	(3,682,115)	—
Intercompany debt receivable	—	92,530	21,000	(113,530)	—
Goodwill	—	415,641	62,882	—	478,523
Permits and other intangibles, net	—	408,655	60,473	—	469,128
Other long-term assets	2,084	12,064	3,350	—	17,498
Total assets	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570
Liabilities and Stockholders' Equity:
Current liabilities	$16,954	$371,135	$135,620	$(19,892)	$503,817
Intercompany payables	574,812	289,531	17,005	(881,348)	—
Closure, post-closure and remedial liabilities, net	—	148,872	16,851	—	165,723
Long-term obligations	1,625,537	—	—	—	1,625,537
Intercompany debt payable	—	21,000	92,530	(113,530)	—
Other long-term liabilities	—	201,086	22,205	—	223,291
Total liabilities	2,217,303	1,031,624	284,211	(1,014,770)	2,518,368
Stockholders' equity	1,188,202	3,106,330	575,785	(3,682,115)	1,188,202
Total liabilities and stockholders' equity	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of operations for the year ended December 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,870,256	$582,042	$(53,648)	$2,398,650
Product revenues	—	492,036	66,511	(12,219)	546,328
Total revenues	—	2,362,292	648,553	(65,867)	2,944,978
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,224,326	471,120	(53,648)	1,641,798
Product cost of revenues	—	386,455	46,639	(12,219)	420,875
Total cost of revenues	—	1,610,781	517,759	(65,867)	2,062,673
Selling, general and administrative expenses	—	373,050	83,598	—	456,648
Accretion of environmental liabilities	—	8,479	981	—	9,460
Depreciation and amortization	—	205,034	83,388	—	288,422
Income (loss) from operations	—	164,948	(37,173)	—	127,775
Other expense, net	(222)	(5,156)	(741)	—	(6,119)
Loss on early extinguishment of debt	(7,891)	—	—	—	(7,891)
Gain on sale of business	—	30,732	—	—	30,732
Interest (expense) income, net	(87,113)	1,523	(218)	—	(85,808)
Equity in earnings of subsidiaries, net of tax	157,963	(48,683)	—	(109,280)	—
Intercompany interest income (expense)	—	5,288	(5,288)	—	—
Income (loss) before (benefit) provision for income taxes	62,737	148,652	(43,420)	(109,280)	58,689
(Benefit) provision for income taxes	(38,002)	(10,117)	6,069	—	(42,050)
Net income (loss)	100,739	158,769	(49,489)	(109,280)	100,739
Other comprehensive income	41,919	41,919	38,131	(80,050)	41,919
Comprehensive income (loss)	$142,658	$200,688	$(11,358)	$(189,330)	$142,658

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of operations for the year ended December 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,747,985	$582,075	$(49,251)	$2,280,809
Product revenues	—	410,868	73,793	(10,244)	474,417
Total revenues	—	2,158,853	655,868	(59,495)	2,755,226
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,116,132	476,329	(49,251)	1,543,210
Product cost of revenues	—	349,069	50,822	(10,244)	389,647
Total cost of revenues	—	1,465,201	527,151	(59,495)	1,932,857
Selling, general and administrative expenses	85	341,963	79,967	—	422,015
Accretion of environmental liabilities	—	9,261	916	—	10,177
Depreciation and amortization	—	201,153	85,849	—	287,002
Goodwill impairment charge	—	—	34,013	—	34,013
(Loss) income from operations	(85)	141,275	(72,028)	—	69,162
Other income (expense), net	—	7,713	(1,518)	—	6,195
Gain on sale of business	—	1,704	15,180	—	16,884
Interest (expense) income, net	(88,984)	5,391	68	—	(83,525)
Equity in earnings of subsidiaries, net of tax	13,568	(80,244)	—	66,676	—
Intercompany interest income (expense)	—	19,855	(19,855)	—	—
(Loss) income before (benefit) provision for income taxes	(75,501)	95,694	(78,153)	66,676	8,716
(Benefit) provision for income taxes	(35,628)	82,643	1,574	—	48,589
Net (loss) income	(39,873)	13,051	(79,727)	66,676	(39,873)
Other comprehensive income	40,566	40,566	15,291	(55,857)	40,566
Comprehensive income (loss)	$693	$53,617	$(64,436)	$10,819	$693

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$16,292	$217,001	$52,405	$—	$285,698
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(142,211)	(24,796)	—	(167,007)
Proceeds from sale and disposal of fixed assets	—	1,979	5,145	—	7,124
Proceeds from sale of investments	376	—	—	—	376
Acquisitions, net of cash acquired	—	(11,427)	(37,800)	—	(49,227)
Proceeds on sale of business, net of transactional costs	—	45,245	181	—	45,426
Additions to intangible assets, including costs to obtain or renew permits	—	(1,153)	(464)	—	(1,617)
Purchases of available-for-sale securities	—	—	(38,342)	—	(38,342)
Intercompany	—	(54,074)	—	54,074	—
Intercompany debt	—	—	3,701	(3,701)	—
Net cash from (used in) investing activities	376	(161,641)	(92,375)	50,373	(203,267)
Cash flows used in financing activities:
Change in uncashed checks	—	(3,526)	(2,414)	—	(5,940)
Proceeds from exercise of stock options	46	—	—	—	46
Tax payments related to withholdings on vested restricted stock	(3,149)	—	—	—	(3,149)
Deferred financing costs paid	(5,718)	—	—	—	(5,718)
Repurchases of common stock	(48,971)	—	—	—	(48,971)
Principal payment on debt	(402,000)	—	—	—	(402,000)
Premium paid on early extinguishment of debt	(6,028)	—	—	—	(6,028)
Issuance of senior secured notes, net of discount	399,000	—	—	—	399,000
Intercompany	54,074	—	—	(54,074)	—
Intercompany debt	(3,701)	—	—	3,701	—
Net cash used in financing activities	(16,447)	(3,526)	(2,414)	(50,373)	(72,760)
Effect of exchange rate change on cash	—	—	2,731	—	2,731
Increase (decrease) in cash and cash equivalents	221	51,834	(39,653)	—	12,402
Cash and cash equivalents, beginning of year	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of year	$51,638	$207,777	$59,984	$—	$319,399

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$51,033	$125,591	$83,000	$—	$259,624
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(194,184)	(25,200)	—	(219,384)
Proceeds from sale and disposal of fixed assets	—	12,926	7,891	—	20,817
Proceeds on sale of business, net of transactional costs	—	18,885	28,249	—	47,134
Acquisitions, net of cash acquired	—	(196,915)	(10,000)	—	(206,915)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,749)	(1,082)	—	(2,831)
Purchases of available-for-sale securities	(102)	—	(496)	—	(598)
Investment in subsidiaries	(257,125)	—	—	257,125	—
Intercompany	—	(23,182)	—	23,182	—
Intercompany debt	—	63,118	(21,000)	(42,118)	—
Net cash used in investing activities	(257,227)	(321,101)	(21,638)	238,189	(361,777)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	(3,651)	474	—	(3,177)
Proceeds from exercise of stock options	627	—	—	—	627
Tax payments related to withholdings on vested restricted stock	(2,819)	—	—	—	(2,819)
Repurchases of common stock	(22,188)	—	—	—	(22,188)
Excess tax benefit of stock-based compensation	1,198	—	—	—	1,198
Issuance of senior unsecured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	23,182	—	6,500	(29,682)	—
Deferred financing cost paid	(4,031)	—	—	—	(4,031)
Intercompany debt	—	21,000	(63,118)	42,118	—
Net cash from (used in) financing activities	246,594	267,974	(56,144)	(238,189)	220,235
Effect of exchange rate change on cash	—	—	4,207	—	4,207
Increase in cash and cash equivalents	40,400	72,464	9,425	—	122,289
Cash and cash equivalents, beginning of year	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of year	$51,417	$155,943	$99,637	$—	$306,997

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2015 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$9,543	$314,585	$72,255	$—	$396,383
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(220,789)	(36,407)	—	(257,196)
Proceeds from sales and disposal of fixed assets	—	1,447	4,748	—	6,195
Acquisitions, net of cash acquired	—	(94,345)	—	—	(94,345)
Additions to intangible assets including costs to obtain or renew permits	—	—	(5,296)	—	(5,296)
Intercompany	—	(75,506)	—	75,506	—
Intercompany debt	—	14,272	—	(14,272)	—
Net cash used in investing activities	—	(374,921)	(36,955)	61,234	(350,642)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	(10,129)	(4,501)	—	(14,630)
Proceeds from exercise of stock options	397	—	—	—	397
Tax payments related to withholdings on vested restricted stock	(2,159)	—	—	—	(2,159)
Repurchases of common stock	(73,347)	—	—	—	(73,347)
Payments of capital leases	—	(203)	(308)	—	(511)
Excess tax benefit of stock-based compensation	71	—	—	—	71
Intercompany	75,506	—	—	(75,506)	—
Intercompany debt	—	—	(14,272)	14,272	—
Net cash from (used in) financing activities	468	(10,332)	(19,081)	(61,234)	(90,179)
Effect of exchange rate change on cash	—	—	(17,733)	—	(17,733)
Increase (decrease) in cash and cash equivalents	10,011	(70,668)	(1,514)	—	(62,171)
Cash and cash equivalents, beginning of year	1,006	154,147	91,726	—	246,879
Cash and cash equivalents, end of year	$11,017	$83,479	$90,212	$—	$184,708

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2017
Revenues	$688,941	$752,788	$755,846	$747,403
Cost of revenues (1)	496,585	519,803	519,595	526,690
Income from operations	5,433	46,744	47,663	27,935
Other expense, net	(1,549)	(833)	(432)	(3,305)
Net (loss) income (2)	(21,393)	25,880	12,058	84,194
Basic (loss) earnings per share (3)	(0.37)	0.45	0.21	1.48
Diluted (loss) earnings per share (3)	(0.37)	0.45	0.21	1.48

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2016
Revenues	$636,083	$697,510	$729,520	$692,113
Cost of revenues (1)	464,279	480,002	491,915	496,661
(Loss) income from operations (4)	(4,087)	34,504	16,802	21,943
Other (expense) income, net	(350)	(189)	(198)	6,932
Net (loss) income (2)	(20,871)	3,966	(10,255)	(12,713)
Basic (loss) earnings per share (3)	(0.36)	0.07	(0.18)	(0.22)
Diluted (loss) earnings per share (3)	(0.36)	0.07	(0.18)	(0.22)
______________________________________

(1)	Items shown separately on the statements of operations consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
The second quarter of 2017 net income includes a $31.7 million pre-tax gain on the sale of a non-core line of business within the Company's Technical Services segment and a $6.0 million loss on early extinguishment of debt. The third quarter of 2017 net income had a $1.9 million loss on early extinguishment of debt. As a result of the Tax Act, the fourth quarter of 2017 net income includes a $93.0 million tax benefit related to a reduction of the Company's net deferred tax liability. The third quarter of 2016 net loss includes a $16.4 million pre-tax gain on the sale of a non-core line of business within the Company's Industrial and Field Services segment.

(3)
(Loss) earnings per share are computed independently for each of the quarters presented. Accordingly, the quarterly basic and diluted (loss) earnings per share may not equal the total computed for the year.

(4)	The third quarter of 2016 results include a $34.0 million goodwill impairment charge in the Company's Lodging Services reporting unit.
(21) SUBSEQUENT EVENTS
On February 23, 2018, the Company completed the acquisition of the U.S. Industrial Cleaning Division of Veolia Environmental Services North America LLC for a purchase price of approximately $120.0 million, subject to customary closing adjustments. Due to the timing of the acquisition, preliminary opening balance sheet amounts and purchase accounting adjustments are still being prepared. The acquisition will provide significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2017
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2015	$13,476	$4,793	$3,075	$15,194
2016	$15,194	$6,907	$7,055	$15,046
2017	$15,046	$7,901	$6,774	$16,173
________________________________________

(a)	Amounts deemed uncollectible, net of recoveries.

Revenue Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2015	$12,185	$28,312	$24,265	$16,232
2016	$16,232	$24,252	$26,281	$14,203
2017	$14,203	$24,862	$27,439	$11,626
________________________________________

(b)
Due to the nature of the Company's businesses and the invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services provided, the Company's invoices are based on quotes that can either generate credits or debits when the actual revenue amount is known. Based on industry knowledge and historical trends, the Company records a revenue allowance accordingly. This practice causes the volume of activity flowing through the revenue allowance during the year to be higher than the balance at the end of the year. Increases in overall sales volumes and the expansion of the customer base in recent years have also increased the volume of additions and deductions to the allowance during the year. The revenue allowance is intended to cover the net amount of revenue adjustments that may need to be credited to customers' accounts in future periods. Management determines the appropriate total revenue allowance by evaluating the following factors on a customer-by-customer basis as well as on a consolidated level: trends in adjustments to previously billed amounts, existing economic conditions and other information as deemed applicable. Revenue allowance estimates can differ materially from the actual adjustments, but historically the revenue allowance has been sufficient to cover the net amount of the reserve adjustments issued in subsequent reporting periods.

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions Charged to Income Tax Expense	Other Changes to Reserves	Balance End of Period
2015	$29,061	$2,274	$(419)	$30,916
2016	$30,916	$22,564	$1,709	$55,189
2017	$55,189	$9,052	$4,114	$68,355

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2017. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria in the Internal Control—Integrated Framework (2013).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017, which is included below in this Item 9A of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Clean Harbors, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2018

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2018 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2018.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2018 annual meeting of shareholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2018 annual meeting of shareholders, the following table includes information as of December 31, 2017 regarding shares of common stock authorized for issuance under the Company's equity compensation plans. The Company's shareholders previously approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	—	$—	4,614,013
___________________________________________

(1)
Includes: the Company's 2010 Stock Incentive Plan (the "2010 Plan") under which there were on December 31, 2017 no outstanding options but 4,614,013 shares were available for grant of future options, stock appreciation rights, restricted stock awards, restricted stock units and certain other forms of equity incentives. See Note 16, "Stock-Based Compensation and Employee Benefit Plans," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

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
ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman, President and Chief Executive Officer	February 28, 2018
Alan S. McKim

/s/ MICHAEL L. BATTLES	Executive Vice President and Chief Financial Officer	February 28, 2018
Michael L. Battles

/s/ ERIC J. DUGAS	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2018
Eric J. Dugas

*	Director	February 28, 2018
Gene Banucci

*	Director	February 28, 2018
Edward G. Galante

*	Director	February 28, 2018
Rod Marlin

*	Director	February 28, 2018
John T. Preston

*	Director	February 28, 2018
Andrea Robertson

*	Director	February 28, 2018
Thomas J. Shields

*	Director	February 28, 2018
Lauren C. States

*	Director	February 28, 2018
John R. Welch

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors	(8)
3.4D	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
4.34	Fifth Amended and Restated Credit Agreement dated as of November 1, 2016 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(10)
4.34A	Amended and Restated Security Agreement (U.S. Domiciled Loan Parties) dated as of November 1, 2016 among Clean Harbors, Inc. , as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(10)
4.34B	Amended and Restated Security Agreement (Canadian Domiciled Loan Parties) dated as of November 1, 2016 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(10)
4.34C	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of November 1, 2016 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(10)
4.34D	Amended and Restated Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(10)
4.34E	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(10)
4.34F	First Amendment to Credit Agreement, dated as of June 30, 2017, by and among Clean Harbors, Inc., Clean Harbors Industrial Services Canada, Inc., the other Loan Parties party thereto, certain of the Lenders party thereto, which constitute the “Required Lenders”, and Bank of America, N.A., as Administrative Agent	(11)
4.34G	Second Amended and Restated Security Agreement (U.S. Domiciled Loan Parties) dated as of June 30, 2017, among Clean Harbors, Inc., as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(11)
4.40	Indenture dated as of July 30, 2012, among Clean Harbors, Inc., as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee	(12)
4.42	Indenture dated as of December 7, 2012, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(13)
4.43	Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(11)

Item No.	Description	Location
4.43A	Security Agreement dated as of June 20, 2017, among Clean Harbors, Inc. and its subsidiaries listed on Annex A thereto or that become a party thereto as the Grantors, and Goldman Sachs Lending Partners LLC, as the Agent	(11)
4.44	Intercreditor Agreement dated as of June 30, 2017, among Clean Harbors, Inc., and the subsidiaries of Clean Harbors, Inc. listed on the signature pages thereto (together with any subsidiary that becomes a party thereto after the date thereof), Bank of America, N.A., as the Initial ABL Agent, and Goldman Sachs Lending Partners LLC, as agent under the Term Loan Agreement	(11)
10.43*	Key Employee Retention Plan	(14)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(15)
10.52C*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated effective January 1, 2017]	(16)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(17)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	(15)
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(15)
10.54D*	Amendment to Section 8 and 10(i) of the Company’s 2010 Stock Incentive Plan	(18)
10.55*	Clean Harbors, Inc. 2014 CEO Annual Incentive Plan	(19)
10.55A*	Amendment to Section 6(m) of Clean Harbors, Inc. 2014 Annual CEO Incentive Plan	(20)
10.55B*	Clean Harbors, Inc. Amendment to Section 6(m) of 2014 Annual CEO Incentive Plan	(21)
10.56*	Mike Battles accepted offer letter effective as of January 6, 2016	(22)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO Michael L. Battles	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(23)
_______________________________________________

*	A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(a)(3) of Form 10-K.

(1)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on October 31, 2012.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 22, 2014.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on November 2, 2016.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company’s 8-K Report filed on June 30, 2017.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 30, 2012.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 10, 2012.

(14)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 1999.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.

(16)	Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2017 annual meeting of shareholders filed on April 26, 2017.

(17)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 14, 2010.

(18)	Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement filed on March 22, 2013.

(19)	Incorporated by reference by Appendix A to the Company’s definitive Proxy Statement filed on March 22, 2013.

(20)	Incorporated by reference to Appendix A to the Company's definitive Proxy Statement for its 2014 annual meeting of shareholders filed on April 29, 2014.

(21)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2017 annual meeting of shareholders filed on April 26, 2017.

(22)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 11, 2016.

(23)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.