Form 10-Q
period 2018-03-31
CLEAN HARBORS INC
filed 2018-05-02
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	56,189,898
(Class)	(Outstanding as of April 27, 2018)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$186,352	$319,399
Short-term marketable securities	37,792	38,179
Accounts receivable, net of allowances aggregating $29,145 and $27,799, respectively	551,841	528,924
Unbilled accounts receivable	63,375	35,922
Deferred costs	20,847	20,445
Inventories and supplies	181,438	176,012
Prepaid expenses and other current assets	38,177	35,175
Total current assets	1,079,822	1,154,056
Property, plant and equipment, net	1,631,648	1,587,365
Other assets:
Goodwill	492,705	478,523
Permits and other intangibles, net	464,635	469,128
Other	16,006	17,498
Total other assets	973,346	965,149
Total assets	$3,684,816	$3,706,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$4,000	$4,000
Accounts payable	237,953	224,231
Deferred revenue	68,748	67,822
Accrued expenses	194,160	187,982
Current portion of closure, post-closure and remedial liabilities	19,823	19,782
Total current liabilities	524,684	503,817
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,519 and $6,444, respectively	58,561	54,593
Remedial liabilities, less current portion of $14,304 and $13,338, respectively	108,143	111,130
Long-term obligations, less current portion	1,625,259	1,625,537
Deferred taxes, unrecognized tax benefits and other long-term liabilities	222,643	223,291
Total other liabilities	2,014,606	2,014,551
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 56,244,601 and 56,501,190 shares, respectively	562	565
Additional paid-in capital	675,230	686,962
Accumulated other comprehensive loss	(189,153)	(172,407)
Accumulated earnings	658,887	673,082
Total stockholders’ equity	1,145,526	1,188,202
Total liabilities and stockholders’ equity	$3,684,816	$3,706,570
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Service revenues	$619,719	$560,214
Product revenues	130,059	128,727
Total revenues	749,778	688,941
Cost of revenues: (exclusive of items shown separately below)
Service revenues	447,649	391,087
Product revenues	98,776	105,498
Total cost of revenues	546,425	496,585
Selling, general and administrative expenses	115,088	112,221
Accretion of environmental liabilities	2,430	2,290
Depreciation and amortization	74,844	72,412
Income from operations	10,991	5,433
Other expense, net	(299)	(1,549)
Interest expense, net of interest income of $764 and $215, respectively	(20,270)	(22,576)
Loss before provision for income taxes	(9,578)	(18,692)
Provision for income taxes	3,053	2,701
Net loss	$(12,631)	$(21,393)
Loss per share:
Basic	$(0.22)	$(0.37)
Diluted	$(0.22)	$(0.37)
Shares used to compute loss per share - Basic	56,457	57,262
Shares used to compute loss per share - Diluted	56,457	57,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(12,631)	$(21,393)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities (net of tax of $80 and $152, respectively)	(195)	82
Reclassification adjustment for losses on available-for-sale securities included in net income (net of taxes of $0 and $0, respectively)	—	146
Foreign currency translation adjustments	(16,551)	5,823
Other comprehensive (loss) income	(16,746)	6,051
Comprehensive loss	$(29,377)	$(15,342)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,631)	$(21,393)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	74,844	72,412
Allowance for doubtful accounts	2,303	1,935
Amortization of deferred financing costs and debt discount	916	829
Accretion of environmental liabilities	2,430	2,290
Changes in environmental liability estimates	(562)	102
Deferred income taxes	(5)	196
Stock-based compensation	3,077	2,271
Other expense, net	299	1,549
Environmental expenditures	(2,425)	(2,938)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(14,769)	24,301
Inventories and supplies	(5,625)	(2,676)
Other current assets	(2,923)	(1,277)
Accounts payable	9,714	(13,609)
Other current and long-term liabilities	(2,740)	(6,873)
Net cash from operating activities	51,903	57,119
Cash flows used in investing activities:
Additions to property, plant and equipment	(44,242)	(42,462)
Proceeds from sale and disposal of fixed assets	798	1,030
Acquisitions, net of cash acquired	(120,000)	(11,946)
Proceeds from sale of business	—	2,018
Additions to intangible assets, including costs to obtain or renew permits	(1,245)	(751)
Proceeds from sale of available-for-sale securities	3,264	243
Purchases of available-for-sale securities	(3,003)	—
Net cash used in investing activities	(164,428)	(51,868)
Cash flows used in financing activities:
Change in uncashed checks	(3,843)	(7,557)
Proceeds from exercise of stock options	—	46
Tax payments related to withholdings on vested restricted stock	(548)	(1,021)
Repurchases of common stock	(14,264)	(6,796)
Deferred financing costs paid	—	(108)
Principal payment on debt	(1,000)	—
Net cash used in financing activities	(19,655)	(15,436)
Effect of exchange rate change on cash	(867)	554
Decrease in cash and cash equivalents	(133,047)	(9,631)
Cash and cash equivalents, beginning of period	319,399	306,997
Cash and cash equivalents, end of period	$186,352	$297,366
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$14,676	$21,717
Income taxes paid	1,999	5,519
Non-cash investing activities:
Property, plant and equipment accrued	17,911	19,270
Receivable for estimated purchase price adjustment	—	1,972
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2018	56,501	$565	$686,962	$(172,407)	$673,082	$1,188,202
Cumulative effect of change in accounting principle	—	—	—	—	(1,564)	(1,564)
Net loss	—	—	—	—	(12,631)	(12,631)
Other comprehensive loss	—	—	—	(16,746)	—	(16,746)
Stock-based compensation	—	—	3,077	—	—	3,077
Issuance of restricted shares, net of shares remitted and tax withholdings	24	—	(548)	—	—	(548)
Repurchases of common stock	(280)	(3)	(14,261)	—	—	(14,264)
Balance at March 31, 2018	56,245	$562	$675,230	$(189,153)	$658,887	$1,145,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes the audited consolidated balance sheet as of December 31, 2017 from which the one presented herein was derived.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in these policies or their application except for the changes described below.
Reclassifications
During the first quarter of fiscal year 2018, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective and is expected to deepen customer relationships and allow for efficiencies across the Company's operations through the sharing of resources, namely labor and equipment which will reduce third party spend and promote the cross selling of such business offerings. In connection with this reorganization, the Company’s chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of the Company’s operating segments in the first quarter of 2018 and resulted in a change in the Company’s assessment of its operating segments. Upon reconsideration of the identification of the Company’s operating segments, the Company concluded that there are now two operating segments for disclosure in accordance with ASC 280 Segment reporting; (i) the Environmental Services segment which consists of the Company’s historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses and (ii) the Safety-Kleen segment. See Note 18, "Segment Reporting," for more information. The amounts presented for the three months ended March 31, 2017 have been recast to reflect the impact of such changes. These reclassifications and adjustments had no effect on consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.
Recent Accounting Pronouncements
Standards implemented
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method for all contracts. Results for reporting periods beginning on the date of adoption are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting methodology pursuant to ASC 605, Revenue Recognition (“ASC 605”). Upon adoption, a cumulative effect adjustment was not required as the majority of the Company’s contracts are recognized based on time and materials incurred and were not impacted by the new guidance. The Company has concluded that the most significant impact of the standard relates to the incremental disclosures required.
In October 2016, the FASB issued ASU 2016-16, Income Tax - Intra-Entity Transfers of Assets Other than Inventory. The amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The

Company adopted the amendment on a modified retrospective basis effective January 1, 2018. As a result of adoption, the Company recorded a cumulative effect adjustment that reduced retained earnings by $1.6 million.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In addition, the amendment allows only the service cost component to be eligible for capitalization when applicable. The Company adopted the amendment in the first quarter of 2018. Adoption did not have a material impact on the Company's consolidated financial statements.
Standards to be implemented
The Company is evaluating the impact that the below standards to be implemented will have on the Company's consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In February 2018, FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendment clarifies that land easements are within the scope of the new leases standard (ASC 842) and introduces a new transition practical expedient allowing a company to not assess whether existing and expired land easements that were not previously accounted for as leases under current US GAAP (ASC 840) are or contain leases under ASC 842. The Company will adopt the new standard beginning on January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still continuing to assess the effect of adoption, it expects that the new standard will have a material effect on its consolidated balance sheet related to the recognition of new assets and lease liabilities. In preparation for the adoption of the guidance, the Company is in the process of implementing new software to enable the preparation of financial information.
(3) REVENUES
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Nature of Goods and Services
The Company generates services and product revenues through its Environmental Services and Safety-Kleen operating segments. The majority of the Company’s contracts are for services, which are recognized based on time and materials incurred at contractually agreed-upon rates. Product revenues are recognized when the products are delivered and control transfers to the customer. The Company’s payment terms vary by the type and location of its customers and the products or services offered. The term between invoicing and when payment is due is not significant. The Company excludes sales taxes that it collects from customers from its revenues.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$343,972	$287,642	$145	$631,759
Canada	95,716	22,276	27	118,019
	439,688	309,918	172	749,778
Sources of Revenue (1)
Technical Services	236,306	—	—	236,306
Field and Emergency Response Services	69,935	—	—	69,935
Industrial Services	103,763	—	—	103,763
Oil, Gas and Lodging Services and Other	29,684	—	172	29,856
Safety-Kleen Environmental Services	—	194,161	—	194,161
Kleen Performance Products	—	115,757	—	115,757
Total third party revenues	$439,688	$309,918	$172	$749,778

	Three Months Ended March 31, 2017
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$313,783	$272,071	$133	$585,987
Canada	82,124	20,830	—	102,954
	395,907	292,901	133	688,941
Sources of Revenue (1)
Technical Services	230,218	—	—	230,218
Field and Emergency Response Services	61,019	—	—	61,019
Industrial Services	75,068	—	—	75,068
Oil, Gas and Lodging Services and Other	29,602	—	133	29,735
Safety-Kleen Environmental Services	—	191,727	—	191,727
Kleen Performance Products	—	101,174	—	101,174
Total third party revenues	$395,907	$292,901	$133	$688,941
______________________

1.
All revenue except Kleen Performance Products and product sales within Safety-Kleen Environmental Services, including allied products and direct blended oil sales, are recognized over time. Kleen Performance Products and Safety-Kleen Environmental Services product revenues are recognized at a point in time.

Technical Services. Technical Services revenues are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on their relative standalone selling price (i.e. the estimated price that a customer would pay for the services on a standalone basis). Revenues from waste that is not yet completely processed and disposed and the related costs are deferred. The revenue is recognized and the deferred costs are expensed when the related services are completed. The period between collection and transportation and the final processing and disposal ranges depending on location of the customer, but generally is measured in days.

Field and Emergency Response Services. Field Services revenues are generated from cleanup services at customer sites, including municipalities and utilities, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental emergencies include any scale from man-made disasters such as oil spills, to natural disasters such as hurricanes. These services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.

Industrial Services. Industrial Services revenues are generated from industrial and specialty services provided to refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, decoking and pigging, chemical cleaning, high and ultra-high pressure water cleaning, pipeline inspection and coating services, large tank and surface impoundment cleaning, oilfield transport, daylighting, production services and directional boring services (previously included in Oil, Gas and Lodging service offerings) supporting drilling, completions and production programs. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.

Safety-Kleen Environmental Services. Safety-Kleen Environmental Services revenues are generated from providing parts washer services, containerized waste handling and disposal services, oil collection services, direct sales of blended oil products, and other complementary services and product sales. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Other complementary products and services include vacuum services, sale of allied supply products and other environmental services. Revenues from parts washer services include fees charged to customers for their use of parts washer equipment, to clean and maintain parts washer equipment and to remove and replace used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the service. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control. Control transfers when the products are delivered to the customer.

Kleen Performance Products. Kleen Performance Products revenues are generated from sales of high quality base and blended lubricating oils to third-party distributors, government agencies, fleets, railroads and industrial customers. The business also sells recycled fuel oil to asphalt plants, industrial plants, blenders, pulp and paper companies, vacuum gas oil producers and marine diesel oil producers. Revenue for oil products is recognized at a point in time, upon the transfer of control. Control transfers when the products are delivered to the customer.

Oil, Gas and Lodging Services and Other. Oil, Gas and Lodging Services and Other is primarily comprised of revenues generated from providing Oil and Gas Field Services that support upstream activities such as exploration and drilling for oil and gas companies and Lodging Services to customers in Western Canada. The Company recognizes Oil and Gas Field Services revenue over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Revenue for lodging accommodation services is recognized over time based on passage of time. Revenue for manufacturing services is recognized over time using a cost-to-cost measure of progress or completed units to depict the transfer of assets to the customer.

Contract Balances

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Receivables	$551,841	$528,924	$480,044	$496,226
Contract Assets	63,375	35,922	28,106	36,190
Contract Liabilities	68,748	67,822	64,379	64,397

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets. Contract assets are generally classified as current. The Company sometimes receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. As part of the acquisition of the Veolia Business on February 23, 2018, the Company acquired receivables and contract assets of $22.1 million and $18.7 million, respectively. Changes in the contract asset and liability balances during the three-month period ended March 31, 2018 and March 31, 2017 were not materially impacted by any other factors. The contract liability balances at the beginning of each period presented were fully recognized in the subsequent three-month period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of orders for which work has not been performed. As of March 31, 2018, all remaining performance obligations were for contracts with an original expected length of one year or less.

Variable Consideration
The nature of the Company's contracts gives rise to certain types of variable consideration, including in limited cases volume and payment discounts. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience, anticipated performance and its best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Variable consideration was not material in any of the periods presented.
Contract Costs
Contract costs include direct and incremental costs to obtain or fulfill a contract. The Company’s contract costs that are subject to capitalization are comprised of costs associated with parts washer services and costs associated with the treatment and disposal of waste. Parts washer costs include costs of solvent, commissions paid relating to revenue generated from parts washer services, and transportation costs associated with transferring the product picked up from the services as it is returned to the Company’s facilities or a third party site. Costs related to the treatment of waste include costs for waste receiving, drum movement and storage, waste consolidation and transportation between facilities. Deferred costs associated with parts washer services are amortized ratably over the average service interval, which ranges between seven and 14 weeks. Deferred costs related to treatment and disposal of waste are recognized when the corresponding waste is disposed of and are included in Deferred Costs within total current assets in the Company’s consolidated balance sheets. The deferred contract cost balances at the beginning of each period presented were fully recognized in cost of revenue in the subsequent three-month period.

(4) BUSINESS COMBINATIONS
2018 Acquisition

On February 23, 2018, the Company completed the acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business"). The acquisition will provide significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business. The Company acquired the Veolia Business for a purchase price of $120.0 million subject to certain post-closing adjustments. The acquisition was financed with cash on hand. The amount of revenue from the Veolia Business included in the Company's results of operations for the period ended March 31, 2018 was $17.6 million. The amount of pre-tax income for the period ended March 31, 2018 was immaterial. During the three months ended March 31, 2018, the Company incurred acquisition-related costs of approximately $0.5 million in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of operations.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of February 23, 2018, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

At Acquisition Date
Accounts receivable, including unbilled receivables	$40,773
Inventories and supplies	1,442
Prepaid expenses and other current assets	1,005
Property, plant and equipment	72,244
Permits and other intangibles	5,140
Current liabilities	(15,908)
Closure and post-closure liabilities	(604)
Total identifiable net assets	104,092
Goodwill	15,908
Total purchase price, net of cash acquired	$120,000

The weighted average amortization period for the intangibles acquired is 8.2 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible net assets and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that the Company expects to realize from this acquisition. Goodwill generated from the acquisition is deductible for tax purposes.

Pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2017 are immaterial to the consolidated financial statements of the Company since that date.

2017 Acquisitions

On October 16, 2017, the Company acquired a division of a privately held company for $4.8 million. This acquisition provides the Company with additional fabrication and refurbishment capabilities for its fleet of trucks. The acquired division is included in the Environmental Services segment. In connection with this acquisition, there was minimal goodwill recognized.

On September 22, 2017, the Company acquired a privately held company which manufactures and sells parts washer machines and related equipment for $2.1 million. The acquired company is included in the Safety-Kleen operating segment. In connection with this acquisition, goodwill totaling $0.7 million was recognized.

On July 14, 2017, the Company acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $41.8 million, ($33.1 million USD), net of cash acquired, which included an equity payout of CAD $0.72 per share to Lonestar shareholders and the assumption of approximately CAD $21.3 million ($16.8 million USD) in outstanding debt, which Clean Harbors subsequently repaid. The acquisition is expected to support the Company's growth in the daylighting and hydro excavation services markets. In addition to increasing the size of the Company's hydro vac fleet, Lonestar's network of locations will provide the Company with direct access to key geographic markets in both the United States and Canada. The acquired company is included in the Environmental Services segment. The primary areas of the preliminary purchase price allocation that are subject to change relate to certain legal matters, income and income based taxes and residual goodwill. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. In connection with this acquisition, a preliminary goodwill amount of $2.9 million was recognized.

On January 31, 2017, the Company acquired a privately held company for a purchase price of approximately $11.9 million in cash, net of cash acquired. The acquired business produces and distributes oil products and therefore complements the Company's closed loop model as it relates to the sale of its oil products. The acquired company is included in the Safety-Kleen segment. In connection with this acquisition, a goodwill amount of $5.0 million was recognized.

Pro forma financial information on a comparative basis, as if these acquisitions had been completed on January 1, 2017, is not presented as the pro forma results would not be materially different from reported trends and operations.

(5) DISPOSITION OF BUSINESS
On June 30, 2017, the Company completed the sale of its Transformer Services business, as part of its continuous focus on improving or divesting certain non-core operations. The sale price was $45.5 million. The Transformer Services business was a non-core business previously included within the legacy Technical Services operating segment.

The following table presents income attributable to the Transformer Services business included in the Company's consolidated results of operations for the three months ended March 31, 2017 (in thousands):

Three Months Ended
March 31, 2017
Income before provision for income taxes	$898

(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Oil and oil products	$59,243	$58,142
Supplies and drums	97,246	94,242
Solvent and solutions	9,188	9,167
Modular camp accommodations	2,247	1,826
Other	13,514	12,635
Total inventories and supplies	$181,438	$176,012
As of March 31, 2018 and December 31, 2017, other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze. Supplies and drums consist primarily of drums and containers as well as critical spare parts to support the Company's incinerator and re-refinery operations.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$124,331	$121,658
Asset retirement costs (non-landfill)	14,794	14,593
Landfill assets	145,177	144,539
Buildings and improvements	421,749	414,384
Camp equipment	165,104	170,012
Vehicles	676,749	617,959
Equipment	1,659,335	1,644,102
Furniture and fixtures	5,656	5,708
Construction in progress	47,034	57,618
	3,259,929	3,190,573
Less - accumulated depreciation and amortization	1,628,281	1,603,208
Total property, plant and equipment, net	$1,631,648	$1,587,365
Interest in the amount of $0.3 million and $0.1 million was capitalized to property, plant and equipment during the three months ended March 31, 2018 and March 31, 2017 respectively. Depreciation expense, inclusive of landfill amortization, was $65.6 million and $63.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2018 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2018	$172,386	$306,137	$478,523
Increase from current period acquisition	15,908	—	15,908
Measurement period adjustments from prior period acquisitions	(9)	—	(9)
Foreign currency translation	(795)	(922)	(1,717)
Balance at March 31, 2018	$187,490	$305,215	$492,705
The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value.

As discussed in Note 18, “Segment Reporting,” during the first quarter of fiscal year 2018 and as a result of operational and managerial changes in several of the Company’s businesses, the identification of operating segments in accordance with ASC 280, Segment Information, was changed. As a result of the Company's conclusions around the identification of operating segments, the Company also concluded that, for purposes of reviewing for potential goodwill impairment, it now has four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Kleen Performance Products and Safety-Kleen Environmental Services. The Company allocated goodwill to the newly identified reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.
As of March 31, 2018 and December 31, 2017, the Company's total finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$174,867	$75,493	$99,374	$174,721	$74,347	$100,374
Customer and supplier relationships	400,385	165,056	235,329	399,224	158,972	240,252
Other intangible assets	38,071	31,170	6,901	36,766	31,592	5,174
Total amortizable permits and other intangible assets	613,323	271,719	341,604	610,711	264,911	345,800
Indefinite lived trademarks and trade names	123,031	—	123,031	123,328	—	123,328
Total permits and other intangible assets	$736,354	$271,719	$464,635	$734,039	$264,911	$469,128
Amortization expense of permits and other intangible assets was $9.2 million and $9.1 million in the three months ended March 31, 2018 and March 31, 2017, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2018 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2018 (nine months)	$26,018
2019	32,247
2020	29,486
2021	27,492
2022	27,342
Thereafter	199,019
$341,604

(9) ACCRUED EXPENSES
Accrued expenses consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Insurance	$63,966	$57,889
Interest	18,274	12,660
Accrued compensation and benefits	48,253	55,861
Income, real estate, sales and other taxes	28,803	27,330
Other	34,864	34,242
	$194,160	$187,982
(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2018 through March 31, 2018 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2018	$32,382	$28,655	$61,037
Liabilities assumed in acquisition	—	604	604
New asset retirement obligations	1,053	—	1,053
Accretion	646	619	1,265
Changes in estimates recorded to statement of operations	—	30	30
Changes in estimates recorded to balance sheet	441	—	441
Expenditures	(155)	(62)	(217)
Currency translation and other	(78)	(55)	(133)
Balance at March 31, 2018	$34,289	$29,791	$64,080
All of the landfill facilities included in the above were active as of March 31, 2018. There were no significant charges (benefits) in 2018 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first three months of 2018 were discounted at the credit-adjusted risk-free rate of 5.66%.

(11) REMEDIAL LIABILITIES
The changes to remedial liabilities for the three months ended March 31, 2018 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2018	$1,800	$65,342	$57,326	$124,468
Accretion	21	672	472	1,165
Changes in estimates recorded to statement of operations	—	(24)	(568)	(592)
Expenditures	(12)	(826)	(1,370)	(2,208)
Currency translation and other	—	(9)	(377)	(386)
Balance at March 31, 2018	$1,809	$65,155	$55,483	$122,447
In the three months ended March 31, 2018, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(12) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	March 31, 2018	December 31, 2017
Senior secured Term Loan Agreement ("Term Loan Agreement")	$4,000	$4,000
Current portion of long-term obligations, at carrying value	$4,000	$4,000

Senior secured Term Loan Agreement due June 30, 2024	$393,000	$394,000
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	400,000	400,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations, at par	$1,638,000	$1,639,000
Unamortized debt issuance costs and premium, net	(12,741)	(13,463)
Long-term obligations, at carrying value	$1,625,259	$1,625,537

Total current and long-term obligations, at carrying value	$1,629,259	$1,629,537

On April 17, 2018, the Company, and substantially all of the Company's domestic subsidiaries as guarantors, entered into the first amendment (“First Amendment”) of the Term Loan Agreement. The First Amendment (i) reduces the applicable interest rate margin for the Company’s initial term loans outstanding (the "Term Loans") under the Term Loan Agreement by 25 basis points for both Eurocurrency borrowings and base rate borrowings, and (ii) resets the six month soft call period for a repricing of the Term Loans. After giving effect to the repricing, the applicable interest rate margin for the Term Loans are 1.75% for Eurocurrency borrowings and 0.75% for base rate borrowings.
At March 31, 2018 and December 31, 2017, the fair value of the Term Loans was $398.2 million and $400.5 million, respectively, based on quoted market prices or other available market data. At March 31, 2018 and December 31, 2017, the fair value of the Company's 2020 Notes was $401.6 million and $404.6 million, respectively, based on quoted market prices for the instrument. At March 31, 2018 and December 31, 2017, the fair value of the Company's 2021 Notes was $855.3 million and $855.7 million, respectively, based on quoted market prices for the instrument. The fair values of the Term Loans, 2020 Notes and 2021 Notes are considered Level 2 measures according to the fair value hierarchy.
The Company also maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of March 31, 2018 and December 31, 2017. At March 31, 2018, approximately $237.0 million was available to borrow and outstanding letters of credit were $132.9 million. At December 31, 2017, $217.8 million was available to borrow and outstanding letters of credit were $134.1 million.

(13) LOSS PER SHARE
The following are computations of basic and diluted loss per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator for basic and diluted loss per share:
Net loss	$(12,631)	$(21,393)

Denominator:
Basic shares outstanding	56,457	57,262
Dilutive effect of equity-based compensation awards	—	—
Dilutive shares outstanding	56,457	57,262

Basic loss per share:	$(0.22)	$(0.37)

Diluted loss per share:	$(0.22)	$(0.37)
As a result of the net loss reported for the three months ended March 31, 2018 and March 31, 2017, all then outstanding restricted stock awards and performance awards totaling 896,180 and 659,558, respectively, were excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the three months ended March 31, 2018 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Losses on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2018	$(170,575)	$(146)	$(1,686)	$(172,407)
Other comprehensive loss before tax effects	(16,551)	(115)	—	(16,666)
Tax effects	—	(80)	—	(80)
Other comprehensive loss	$(16,551)	$(195)	$—	$(16,746)
Balance at March 31, 2018	$(187,126)	$(341)	$(1,686)	$(189,153)

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2018 and March 31, 2017 was $3.1 million and $2.3 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.9 million and $0.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
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

The following table summarizes information about restricted stock awards for the three months ended March 31, 2018:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2018	604,933	$54.23
Granted	149,200	$53.43
Vested	(25,558)	$52.65
Forfeited	(6,772)	$52.65
Balance at March 31, 2018	721,803	$54.13

As of March 31, 2018, there was $28.5 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during the three months ended March 31, 2018 and March 31, 2017 was $1.3 million and $1.5 million, respectively.

Performance Stock Awards

The following information relates to performance stock awards that have been granted to employees under the Company's Plans. Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving such targets typically based on revenue, Adjusted EBITDA margin, Adjusted Free Cash Flow and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions. The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is considered probable.

The following table summarizes information about performance stock awards for the three months ended March 31, 2018:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2018	190,129	$55.63
Granted	—	$—
Vested	(8,696)	$54.26
Forfeited	(7,056)	$54.64
Balance at March 31, 2018	174,377	$55.74

As of March 31, 2018, there was $2.0 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. The total fair value of performance awards vested during the three months ended March 31, 2018 and March 31, 2017 was $0.5 million and $1.4 million, respectively.

Common Stock Repurchases
On October 31, 2017, the Company's board of directors increased the size of the Company’s current share repurchase program from $300 million to $600 million. During the three months ended March 31, 2018 and March 31, 2017, the Company repurchased and retired a total of 0.3 million shares and 0.1 million shares, respectively, of the Company's common stock for a total cost of $14.3 million and $6.8 million, respectively. Through March 31, 2018, the Company has repurchased and retired a total of 5.1 million shares of the Company's common stock for a total cost of $263.1 million under this program. As of March 31, 2018, an additional $336.9 million remained available for repurchase of shares under the current authorized program.

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
At March 31, 2018 and December 31, 2017, the Company had recorded reserves of $19.9 million and $19.3 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2018 and December 31, 2017, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.7 million and $1.8 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of March 31, 2018 and December 31, 2017, the $19.9 million and $19.3 million, respectively, of reserves consisted of (i) $17.8 million and $17.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $2.1 million and $1.4 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2018, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2018, were as follows:
Ville Mercier.    In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In

1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (CAD) in general damages and $10.0 million (CAD) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are currently attempting to negotiate a resolution and hearings on the motions have been delayed. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a Notice pursuant to Section 115.1 of the Environment Quality Act, superseding Notices issued in 1992, which are the subject of the pending litigation. The more recent Notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Company has accrued for costs expected to be incurred relative to the resolution of this matter and believes this matter will not have future material effect on its financial position or results of operations.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2018 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 59 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2018, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2018. From January 1, 2018 to March 31, 2018, three product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 127 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 127 sites, three (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 124 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 124 third party sites, 33 are now settled, 16 are currently requiring expenditures on remediation and 75 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $100,000 at 11 of the 124 third party sites.

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
Federal and State Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2018 and December 31, 2017, there were five proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

(17) INCOME TAXES
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
The Company’s effective tax rate for the three months ended March 31, 2018 was (31.9)% compared to (14.5)% for the same period in 2017. The variations in the effective income tax rates for the three months ended March 31, 2018 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to the Company not recognizing income tax benefits from current operating losses related to certain Canadian entities in those periods.
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company recognized its best estimate of the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the three months ended March 31, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. The Company is continuing to evaluate the impact of the Tax Act on its business and the consolidated financial statements and will make any adjustments to its provisional amounts in subsequent reporting periods upon obtaining, preparing or analyzing additional information affecting the income tax effects initially reported as a provisional amount. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.
As of March 31, 2018 and December 31, 2017, the Company had recorded $5.6 million and $5.1 million, respectively, of liabilities for unrecognized tax benefits and $0.4 million and $0.5 million of interest, respectively.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by $1.4 million within the next 12 months.

(18) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. During the first quarter of fiscal year 2018, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective and is expected to deepen customer relationships and allow for efficiencies across the Company's operations through the sharing of resources, namely labor and equipment which will reduce third party spend and promote the cross selling of such business offerings. In connection with this reorganization, the Company’s chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of the Company’s operating segments in the first quarter of 2018 and resulted in a change in the Company’s assessment of its operating segments. Upon reconsideration of the identification of the Company’s operating segments, the Company concluded that there are now two operating segments for disclosure in accordance with ASC 280 Segment reporting; (i) the Environmental Services segment which consists of the Company’s historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses and (ii) the Safety-Kleen segment.

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
The following table reconciles third party revenues to direct revenues for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$439,688	$31,965	$794	$472,447	$395,907	$32,069	$920	$428,896
Safety-Kleen	309,918	(31,965)	11	277,964	292,901	(32,069)	3	260,835
Corporate Items	172	—	(805)	(633)	133	—	(923)	(790)
Total	$749,778	$—	$—	$749,778	$688,941	$—	$—	$688,941
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA" which consists of net loss plus accretion of environmental liabilities, depreciation and amortization, interest expense, net, provision for income taxes and excludes other expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Adjusted EBITDA:
Environmental Services	$61,417	$60,190
Safety-Kleen	61,884	52,368
Corporate Items	(35,036)	(32,423)
Total	$88,265	$80,135
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,430	2,290
Depreciation and amortization	74,844	72,412
Income from operations	10,991	5,433
Other expense, net	299	1,549
Interest expense, net of interest income	20,270	22,576
Loss before provision for income taxes	$(9,578)	$(18,692)
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2018
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Property, plant and equipment, net	$998,340	$553,308	$80,000	$1,631,648
Goodwill	187,490	305,215	—	492,705
Permits and other intangibles, net	99,401	365,234	—	464,635
Total assets	$1,685,168	$1,437,026	$562,622	$3,684,816

	December 31, 2017
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Property, plant and equipment, net	$927,139	$582,162	$78,064	$1,587,365
Goodwill	172,386	306,137	—	478,523
Permits and other intangibles, net	97,519	371,609	—	469,128
Total assets	$1,541,241	$1,471,291	$694,038	$3,706,570
The following table presents total assets by geographical area (in thousands):

	March 31, 2018	December 31, 2017
United States	$3,002,779	$2,985,394
Canada	681,901	721,176
Other foreign	136	—
Total	$3,684,816	$3,706,570
(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
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

Following is the condensed consolidating balance sheet at March 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,781	$99,662	$34,909	$—	$186,352
Short-term marketable securities	—	—	37,792	—	37,792
Intercompany receivables	244,228	600,975	63,875	(909,078)	—
Accounts receivable, net	—	457,231	94,610	—	551,841
Other current assets	—	265,477	52,050	(13,690)	303,837
Property, plant and equipment, net	—	1,249,417	382,231	—	1,631,648
Investments in subsidiaries	3,095,335	535,503	—	(3,630,838)	—
Intercompany debt receivable	—	89,947	21,000	(110,947)	—
Goodwill	—	431,574	61,131	—	492,705
Permits and other intangibles, net	—	407,887	56,748	—	464,635
Other long-term assets	1,938	12,385	1,695	(12)	16,006
Total assets	$3,393,282	$4,150,058	$806,041	$(4,664,565)	$3,684,816
Liabilities and Stockholders’ Equity:
Current liabilities	$22,210	$382,937	$133,227	$(13,690)	$524,684
Intercompany payables	600,287	306,401	2,390	(909,078)	—
Closure, post-closure and remedial liabilities, net	—	149,316	17,388	—	166,704
Long-term obligations, net	1,625,259	—	—	—	1,625,259
Intercompany debt payable	—	21,000	89,947	(110,947)	—
Other long-term liabilities	—	201,053	21,602	(12)	222,643
Total liabilities	2,247,756	1,060,707	264,554	(1,033,727)	2,539,290
Stockholders’ equity	1,145,526	3,089,351	541,487	(3,630,838)	1,145,526
Total liabilities and stockholders’ equity	$3,393,282	$4,150,058	$806,041	$(4,664,565)	$3,684,816

Following is the condensed consolidating balance sheet at December 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,638	$207,777	$59,984	$—	$319,399
Short-term marketable securities	—	—	38,179	—	38,179
Intercompany receivables	238,339	590,100	52,909	(881,348)	—
Accounts receivable, net	—	433,042	95,882	—	528,924
Other current assets	897	233,602	52,947	(19,892)	267,554
Property, plant and equipment, net	—	1,174,975	412,390	—	1,587,365
Investments in subsidiaries	3,112,547	569,568	—	(3,682,115)	—
Intercompany debt receivable	—	92,530	21,000	(113,530)	—
Goodwill	—	415,641	62,882	—	478,523
Permits and other intangibles, net	—	408,655	60,473	—	469,128
Other long-term assets	2,084	12,064	3,350	—	17,498
Total assets	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570
Liabilities and Stockholders’ Equity:
Current liabilities	$16,954	$371,135	$135,620	$(19,892)	$503,817
Intercompany payables	574,812	289,531	17,005	(881,348)	—
Closure, post-closure and remedial liabilities, net	—	148,872	16,851	—	165,723
Long-term obligations, net	1,625,537	—	—	—	1,625,537
Intercompany debt payable	—	21,000	92,530	(113,530)	—
Other long-term liabilities	—	201,086	22,205	—	223,291
Total liabilities	2,217,303	1,031,624	284,211	(1,014,770)	2,518,368
Stockholders’ equity	1,188,202	3,106,330	575,785	(3,682,115)	1,188,202
Total liabilities and stockholders’ equity	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570

Following is the consolidating statement of operations for the three months ended March 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$481,483	$152,401	$(14,165)	$619,719
Product revenues	—	121,582	11,450	(2,973)	130,059
Total revenues	—	603,065	163,851	(17,138)	749,778
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	328,180	133,634	(14,165)	447,649
Product cost of revenues	—	95,038	6,711	(2,973)	98,776
Total cost of revenues	—	423,218	140,345	(17,138)	546,425
Selling, general and administrative expenses	35	93,843	21,210	—	115,088
Accretion of environmental liabilities	—	2,176	254	—	2,430
Depreciation and amortization	—	53,704	21,140	—	74,844
(Loss) income from operations	(35)	30,124	(19,098)	—	10,991
Other expense, net	—	(85)	(214)	—	(299)
Interest (expense) income, net	(20,999)	505	224	—	(20,270)
Equity in earnings of subsidiaries, net of taxes	2,514	(20,062)	—	17,548	—
Intercompany interest income (expense)	—	1,361	(1,361)	—	—
(Loss) income before (benefit) provision for income taxes	(18,520)	11,843	(20,449)	17,548	(9,578)
(Benefit) provision for income taxes	(5,889)	9,101	(159)	—	3,053
Net (loss) income	(12,631)	2,742	(20,290)	17,548	(12,631)
Other comprehensive loss	(16,746)	(16,746)	(14,007)	30,753	(16,746)
Comprehensive loss	$(29,377)	$(14,004)	$(34,297)	$48,301	$(29,377)

Following is the consolidating statement of operations for the three months ended March 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$443,305	$131,071	$(14,162)	$560,214
Product revenues	—	116,650	15,331	(3,254)	128,727
Total revenues	—	559,955	146,402	(17,416)	688,941
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	294,145	111,104	(14,162)	391,087
Product cost of revenues	—	96,505	12,247	(3,254)	105,498
Total cost of revenues	—	390,650	123,351	(17,416)	496,585
Selling, general and administrative expenses	24	92,171	20,026	—	112,221
Accretion of environmental liabilities	—	2,055	235	—	2,290
Depreciation and amortization	—	51,900	20,512	—	72,412
(Loss) income from operations	(24)	23,179	(17,722)	—	5,433
Other expense, net	(146)	(1,389)	(14)	—	(1,549)
Interest (expense) income, net	(22,659)	119	(36)	—	(22,576)
Equity in earnings of subsidiaries, net of taxes	(7,637)	(21,824)	—	29,461	—
Intercompany interest income (expense)	—	1,297	(1,297)	—	—
(Loss) income before (benefit) provision for income taxes	(30,466)	1,382	(19,069)	29,461	(18,692)
(Benefit) provision for income taxes	(9,073)	9,637	2,137	—	2,701
Net loss	(21,393)	(8,255)	(21,206)	29,461	(21,393)
Other comprehensive income	6,051	6,051	5,032	(11,083)	6,051
Comprehensive loss	$(15,342)	$(2,204)	$(16,174)	$18,378	$(15,342)

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from (used in) operating activities	$143	$69,536	$(17,776)	$—	$51,903
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(37,319)	(6,923)	—	(44,242)
Proceeds from sale and disposal of fixed assets	—	292	506	—	798
Acquisitions, net of cash acquired	—	(120,000)	—	—	(120,000)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,234)	(11)	—	(1,245)
Proceeds from sale of available-for-sale securities	—	—	3,264	—	3,264
Purchases of available-for-sale securities	—	—	(3,003)	—	(3,003)
Intercompany	—	(15,812)	—	15,812	—
Net cash used in investing activities	—	(174,073)	(6,167)	15,812	(164,428)

Cash flows used in financing activities:
Change in uncashed checks	—	(3,578)	(265)	—	(3,843)
Tax payments related to withholdings on vested restricted stock	(548)	—	—	—	(548)
Repurchases of common stock	(14,264)	—	—	—	(14,264)
Principal payment on debt	(1,000)	—	—	—	(1,000)
Intercompany	15,812	—	—	(15,812)	—
Net cash used in financing activities	—	(3,578)	(265)	(15,812)	(19,655)
Effect of exchange rate change on cash	—	—	(867)	—	(867)
Increase (decrease) in cash and cash equivalents	143	(108,115)	(25,075)	—	(133,047)
Cash and cash equivalents, beginning of period	51,638	207,777	59,984	—	319,399
Cash and cash equivalents, end of period	$51,781	$99,662	$34,909	$—	$186,352

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(1,663)	$41,144	$17,638	$—	$57,119
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(33,136)	(9,326)	—	(42,462)
Proceeds from sale and disposal of fixed assets	—	664	366	—	1,030
Acquisitions, net of cash acquired	—	(11,946)	—	—	(11,946)
Proceeds from sale of business	1,837	—	181	—	2,018
Additions to intangible assets, including costs to obtain or renew permits	—	(573)	(178)	—	(751)
Proceeds from sale of investments	243	—	—	—	243
Intercompany	—	(7,771)	—	7,771	—
Net cash from (used in) investing activities	2,080	(52,762)	(8,957)	7,771	(51,868)

Cash flows used in financing activities:
Change in uncashed checks	—	(5,165)	(2,392)	—	(7,557)
Proceeds from exercise of stock options	46	—	—	—	46
Tax payments related to withholdings on vested restricted stock	(1,021)	—	—	—	(1,021)
Repurchases of common stock	(6,796)	—	—	—	(6,796)
Deferred financing costs paid	(108)	—	—	—	(108)
Intercompany	7,771	—	—	(7,771)	—
Net cash used in financing activities	(108)	(5,165)	(2,392)	(7,771)	(15,436)
Effect of exchange rate change on cash	—	—	554	—	554
Increase (decrease) in cash and cash equivalents	309	(16,783)	6,843	—	(9,631)
Cash and cash equivalents, beginning of period	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of period	$51,726	$139,160	$106,480	$—	$297,366
ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview
We are North America’s leading provider of environmental, energy and industrial services. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance, and recycling services. We are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
During the first quarter of fiscal year 2018, certain of our businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective and is expected to deepen customer relationships and allow for efficiencies across our operations through the sharing of resources, namely labor and equipment which will reduce third party spend and promote the cross selling of such business offerings. In connection with this reorganization, our chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of our operating segments in the first quarter of 2018 and resulted in a change in our assessment of our operating segments. We concluded that there are now two operating segments for disclosure in accordance with ASC 280 Segment reporting; (i) the Environmental Services segment which consists of our historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses, and (ii) the Safety-Kleen segment.

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes of waste handled and disposed of through our owned incinerators and landfills as well as the utilization of such incinerators. Levels of activity and ultimate performance associated with this segment can be impacted by seasonality and weather conditions, market conditions and overall U.S. GDP and U.S. industrial production, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and the requirement for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major oil spills, natural disasters or other events where immediate and specialized services are required.

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

Highlights

Total revenues for the three months ended March 31, 2018 were $749.8 million compared with $688.9 million for the three months ended March 31, 2017. In the three months ended March 31, 2018, our Environmental Services segment increased direct revenues 10.2% from the comparable period in 2017 primarily related to increased revenues associated with higher waste volumes disposed of in our network and emergency response work as well as $17.6 million resulting from the acquisition of the Veolia Business in the first quarter of 2018 and incremental revenues from acquisitions made in 2017 subsequent to the first quarter. In the three months ended March 31, 2018, our Safety-Kleen segment increased direct revenues 6.6% from the comparable period in 2017, as a result of improved pricing conditions related to our renewable oil products, incremental revenues generated from acquisitions, continued growth related to our Safety-Kleen Environmental services business and our OilPlusTM closed loop initiative. The strengthening of the Canadian dollar during the first quarter of 2018 from the comparable period in 2017 also positively impacted our consolidated revenues by $6.1 million for the three months ended March 31, 2018.

We reported income from operations for the three months ended March 31, 2018 of $11.0 million compared with $5.4 million in the three months ended March 31, 2017. We reported net losses for the three months ended March 31, 2018 and 2017 of $12.6 million and $21.4 million, respectively. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 10.1% to $88.3 million in the three months ended March 31, 2018 from $80.1 million in the three months ended March 31, 2017. Adjusted EBITDA results in the first quarter of 2018 were positively impacted by higher revenues as described above. Additional information, including a reconciliation of Adjusted EBITDA to net loss, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the three months ended March 31, 2018 was $51.9 million, a decrease of $5.2 million from the comparable period in 2017. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $8.5 million in the three months ended March 31, 2018, which represents a $7.2 million decrease over the comparable period of 2017. The decrease in cash flows as compared to the comparable period of 2017 was most directly attributable to higher incentive cash bonus amounts paid in the first quarter of 2018 and an increase in working capital amounts excluding cash balances, offset by lower interest payments and greater levels of operating income. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."
Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2018 and 2017 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended
	March 31, 2018	March 31, 2017	$ Change	% Change
Direct Revenues(1):
Environmental Services	$472,447	$428,896	$43,551	10.2%
Safety-Kleen	277,964	260,835	17,129	6.6
Corporate Items	(633)	(790)	157	N/M
Total	749,778	688,941	60,837	8.8
Cost of Revenues(2):
Environmental Services	370,560	327,861	42,699	13.0
Safety-Kleen	177,737	171,748	5,989	3.5
Corporate Items	(1,872)	(3,024)	1,152	N/M
Total	546,425	496,585	49,840	10.0
Selling, General & Administrative Expenses:
Environmental Services	40,470	40,845	(375)	(0.9)
Safety-Kleen	38,343	36,719	1,624	4.4
Corporate Items	36,275	34,657	1,618	4.7
Total	115,088	112,221	2,867	2.6
Adjusted EBITDA:
Environmental Services	61,417	60,190	1,227	2.0
Safety-Kleen	61,884	52,368	9,516	18.2
Corporate Items	(35,036)	(32,423)	(2,613)	(8.1)
Total	$88,265	$80,135	$8,130	10.1%
_____________________
N/M = not meaningful

1.	Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues. These factors include, but are not limited to: overall industrial activity and growth in North America, existence of large scale environmental waste and remediation projects, general conditions of the energy related industries, competitive industry pricing, the effects of fuel prices on our fuel recovery fees, acquisitions and divestitures, the level of emergency response projects and foreign currency translation. In addition, customer efforts to minimalize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
Direct revenues	$472,447	$428,896	$43,551	10.2%
Environmental Services direct revenues for the three months ended March 31, 2018 increased $43.6 million from the comparable period in 2017. Included in the three months ended March 31, 2017 was $9.9 million of direct revenues from our Transformer Services business, which we sold on June 30, 2017. Included in the three months ended March 31, 2018 was $17.6 million of direct revenues from the Veolia Business, which we acquired on February 23, 2018, and $8.7 million from our 2017 acquisitions. Excluding those direct revenues, Environmental Services direct revenue increased $27.2 million primarily due to higher levels of revenue from emergency response services and revenues associated with waste projects and higher waste volumes disposed of in our incinerators and landfills. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 87.3% for the three months ended March 31, 2018, compared with 79.2% in the comparable period of 2017. The increase in practical capacity resulted from the opening of the El Dorado, Arkansas site in February 2017. Also, the greater level of project work at our branches accounted for increases to direct revenue of $8.9 million from the comparable period in 2017. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $4.4 million for the three months ended March 31, 2018 from the comparable period in 2017.
Safety-Kleen

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
Direct revenues	$277,964	$260,835	$17,129	6.6%
Safety-Kleen direct revenues for the three months ended March 31, 2018 increased $17.1 million from the comparable period in 2017 primarily due to more favorable pricing on oil products and growth in the business. Increased base and blended oil pricing accounted for $15.0 million of incremental direct revenue from the comparable period in 2017. Revenues generated through direct sales of blended oil and other services such as parts washer services, handling of containerized waste, vac services and sales of allied products accounted for $9.5 million of incremental revenues which more than offset a decrease in used oil collection revenues of $5.3 million. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $1.6 million for the three months ended March 31, 2018 from the comparable period in 2017.
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
Environmental Services

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
Cost of revenues	$370,560	$327,861	$42,699	13.0%
As a % of Direct Revenue	78.4%	76.4%		2.0%

Environmental Services cost of revenues for the three months ended March 31, 2018 increased $42.7 million from the comparable period in 2017 primarily due to increases in labor related costs of $23.8 million and equipment and supply costs of $17.5 million. The incremental operating costs were driven by higher volumes of waste handled in our facilities, increased cost of certain commodity supplies such as fuel and solvents, as well as incremental costs related to repairs which needed to be made at our incinerators and our solvent recycling facility. The acquired Veolia Business also added costs in the quarter. These incremental costs negatively impacted gross margins as reflected in the cost of revenues as a percentage of revenues increasing by 200 basis points from the same period in 2017.
Safety-Kleen

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
Cost of revenues	$177,737	$171,748	$5,989	3.5%
As a % of Direct Revenue	63.9%	65.8%		(1.9)%
Safety-Kleen cost of revenues for the three months ended March 31, 2018 increased $6.0 million from the comparable period in 2017 primarily due to increased transportation, disposal and fuel costs of $3.2 million and increased labor related costs of $2.3 million. These increases were the result of overall growth of the business. As a percentage of direct revenues, these costs decreased 1.9% primarily as a result of greater direct revenue levels being achieved and continued margin improvement as the business drove margin expansion by successfully managing spreads between the price of base and blended oils and their input costs.
Selling, General and Administrative ("SG&A") Expenses
We strive to manage our selling, general and administrative expenses commensurate with the overall performance of our segments and corresponding revenue levels. We believe that our ability to properly align these costs with overall business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Environmental Services

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
SG&A	$40,470	$40,845	$(375)	(0.9)%
As a % of Direct Revenue	8.6%	9.5%		(0.9)%
Environmental Services selling, general and administrative expenses for the three months ended March 31, 2018 decreased $0.4 million from the comparable period in 2017 due to a decrease across various other expenses categories of $2.4 million offset by increases in salary and benefit related costs of $2.0 million. As a percentage of direct revenue Environmental Services costs decreased slightly for the three months ended March 31, 2018 as compared to the same period in prior year, thereby leveraging increased revenues.
Safety-Kleen

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
SG&A	$38,343	$36,719	$1,624	4.4%
As a % of Direct Revenue	13.8%	14.1%		(0.3)%
Safety-Kleen selling, general and administrative expenses for the three months ended March 31, 2018 increased $1.6 million from the comparable period in 2017 primarily due to an increase in variable compensation, including commissions of $1.4 million, consistent with the increase in revenues of the business. As a percentage of direct revenue Safety-Kleen costs remained consistent for the three months ended March 31, 2018 with the comparable period in 2017.

Corporate Items

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
SG&A	$36,275	$34,657	$1,618	4.7%
Corporate Items selling, general and administrative expenses for the three months ended March 31, 2018 increased $1.6 million from the comparable period in 2017 primarily due to 401(k) match costs of $1.1 million and salaries and benefits of $1.6 million due to acquisitions and our commitment to investing in our employees. These increases were partially offset by a decrease of $0.9 million in professional fees.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income (loss) or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$61,417	$60,190	$1,227	2.0%
Safety-Kleen	61,884	52,368	9,516	18.2
Corporate Items	(35,036)	(32,423)	(2,613)	(8.1)
Total	$88,265	$80,135	$8,130	10.1%
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

The following is a reconciliation of net loss to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Net loss	$(12,631)	$(21,393)
Accretion of environmental liabilities	2,430	2,290
Depreciation and amortization	74,844	72,412
Other expense, net	299	1,549
Interest expense, net	20,270	22,576
Provision for income taxes	3,053	2,701
Adjusted EBITDA	$88,265	$80,135

Depreciation and Amortization

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$65,600	$63,327	$2,273	3.6%
Permits and other intangibles amortization	9,244	9,085	159	1.8
Total depreciation and amortization	$74,844	$72,412	$2,432	3.4%

Depreciation and amortization for the three months ended March 31, 2018 increased $2.4 million from the comparable period in 2017, primarily due to increased volumes at our landfills which drove increased landfill amortization and incremental depreciation from acquisitions.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2018 over 2017
	2018	2017	$ Change	% Change
Provision for income taxes	$3,053	$2,701	$352	13.0%
The income tax provision for the three months ended March 31, 2018 increased $0.4 million as compared to the comparable period in 2017. The increase in the three months ended March 31, 2018 was primarily due to increased taxable income in the United States in fiscal year 2018 offset by the lower federal statutory rate in place in 2018 which was enacted as part of the Tax Cuts and Jobs Act signed into law in December of 2017. Our effective tax rate for the three months ended March 31, 2018 was (31.9)% compared to (14.5)% for the same period in 2017. The variations in the effective income tax rates for the three months ended March 31, 2018 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities.
During the first quarter of 2018, we did not record $6.1 million of income tax benefits generated from losses at certain of our Canadian entities. This compares to $10.5 million of losses generated in the comparable period of 2017 which also were not recorded in that period’s income tax provision.

Liquidity and Capital Resources

	Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net cash from operating activities	$51,903	$57,119
Net cash used in investing activities	(164,428)	(51,868)
Net cash used in financing activities	(19,655)	(15,436)
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2018 was $51.9 million, a decrease of $5.2 million from the comparable period in 2017. The decrease in cash flows as compared to the comparable period of 2017 was most directly attributable to higher incentive cash bonus amounts paid in the first quarter of 2018 and an increase in working capital amounts excluding cash balances, offset by lower interest payments and greater levels of operating income. Operating cash flows for the remainder of 2018 are expected to be greater than prior year levels.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2018 was $164.4 million, an increase of $112.6 million from the comparable period in 2017. The change was primarily driven by the use of cash to fund the acquisition of the Veolia Business on February 23, 2018.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2018 was $19.7 million, an increase of $4.2 million from the comparable period in 2017. The change was primarily due to an increase in repurchases of common stock and a quarterly principal payment on our Term Loans, which were partially offset by a change in uncashed checks which resulted from the timing of payments made.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, such as taxes paid in connection with divestitures, less additions to property, plant and equipment plus proceeds from sale and disposal of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash from operating activities	$51,903	$57,119
Additions to property, plant and equipment	(44,242)	(42,462)
Proceeds from sale and disposal of fixed assets	798	1,030
Adjusted free cash flow	$8,459	$15,687
Working Capital
At March 31, 2018, cash and cash equivalents totaled $186.4 million, compared to $319.4 million at December 31, 2017. At March 31, 2018, cash and cash equivalents held by our foreign subsidiaries totaled $26.8 million and were readily convertible into other foreign currencies including U.S. dollars. At March 31, 2018, the cash and cash equivalent balance for our U.S. operations was $159.6 million, and our U.S. operations had net operating cash flow of $64.8 million for the three months ended March 31, 2018. Additionally, we have a $400.0 million revolving credit facility of which approximately $237.0 million was available to borrow at March 31, 2018. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. We also believe that cash held by our foreign subsidiaries will be required to fund those foreign operations. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to taxation, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Financing Arrangements
The financing arrangements and principal terms of our $400.0 million principal amount of 5.25% senior unsecured notes due 2020, $845.0 million principal amount of 5.125% senior unsecured notes due 2021, and $397.0 million senior secured notes due 2024 which were outstanding at March 31, 2018, and our $400.0 million revolving credit facility, are discussed further in Note 12, “Financing Arrangements,” to our consolidated financial statements included herein. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of March 31, 2018, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Environmental Liabilities

(in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Closure and post-closure liabilities	$64,080	$61,037	$3,043	5.0%
Remedial liabilities	122,447	124,468	(2,021)	(1.6)
Total environmental liabilities	$186,527	$185,505	$1,022	0.6%
Total environmental liabilities as of March 31, 2018 were $186.5 million, an increase of $1.0 million, compared to the liabilities as of December 31, 2017 primarily due to accretion of $2.4 million and new asset retirement obligations and liabilities assumed in acquisition of $1.7 million, partially offset by expenditures of $2.4 million and a benefit from changes in environmental liability estimates of 0.6 million.
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

Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first three months of 2018 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill is allocated as of December 31, 2017 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. As a result of changes in our organizational structure and resulting change in our operating segments discussed above, we concluded that, for purposes of reviewing for potential goodwill impairment as of March 31, 2018, we had four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Kleen Performance Products and Safety-Kleen Environmental Services.

The results of operations for our Environmental Sales and Service and Environmental Facilities reporting units are included in our Environmental Services segment, and the results of operations for our SK Environmental and Kleen Performance Products reporting units are included in our Safety-Kleen segment. We allocated goodwill to our new reporting units using a relative fair value approach. Due to the change in our reporting units, we completed an assessment of any potential goodwill impairment immediately prior to and subsequent to the reorganization, which was effective January 1, 2018, and determined that no impairment existed.
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2018 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the three months ended March 31, 2018, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2018 through January 31, 2018	1,392	$54.20	—	$351,152,555
February 1, 2018 through February 28, 2018	1,400	$54.93	—	$351,152,555
March 1, 2018 through March 31, 2018	288,051	$50.89	280,000	$336,889,042
Total	290,843	$50.93	280,000	$336,889,042
______________________

(1)	Includes 10,843 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

(3)
On October 31, 2017, the Company's board of directors increased the size of the Company’s current share repurchase program from $300 million to $600 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors, including share price, cash required for business plans, trading volume and other conditions. During April 2018, the Company implemented a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Going forward repurchases will be made under the Rule 10b5-1 plan as well as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	May 2, 2018

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	May 2, 2018