Form 10-Q
period 2018-06-30
CLEAN HARBORS INC
filed 2018-08-01
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	56,088,908
(Class)	(Outstanding as of July 30, 2018)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$197,068	$319,399
Short-term marketable securities	36,862	38,179
Accounts receivable, net of allowances aggregating $34,033 and $27,799, respectively	590,580	528,924
Unbilled accounts receivable	62,762	35,922
Deferred costs	20,832	20,445
Inventories and supplies	193,544	176,012
Prepaid expenses and other current assets	34,834	35,175
Total current assets	1,136,482	1,154,056
Property, plant and equipment, net	1,609,382	1,587,365
Other assets:
Goodwill	497,251	478,523
Permits and other intangibles, net	455,920	469,128
Other	16,426	17,498
Total other assets	969,597	965,149
Total assets	$3,715,461	$3,706,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$4,000	$4,000
Accounts payable	247,821	224,231
Deferred revenue	68,705	67,822
Accrued expenses	200,135	187,982
Current portion of closure, post-closure and remedial liabilities	23,007	19,782
Total current liabilities	543,668	503,817
Other liabilities:
Closure and post-closure liabilities, less current portion of $6,514 and $6,444, respectively	58,990	54,593
Remedial liabilities, less current portion of $16,493 and $13,338, respectively	104,782	111,130
Long-term obligations, less current portion	1,624,727	1,625,537
Deferred taxes, unrecognized tax benefits and other long-term liabilities	222,246	223,291
Total other liabilities	2,010,745	2,014,551
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 56,087,256 and 56,501,190 shares, respectively	561	565
Additional paid-in capital	664,948	686,962
Accumulated other comprehensive loss	(194,095)	(172,407)
Accumulated earnings	689,634	673,082
Total stockholders’ equity	1,161,048	1,188,202
Total liabilities and stockholders’ equity	$3,715,461	$3,706,570
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$696,779	$610,940	$1,316,498	$1,171,154
Product revenues	152,361	141,848	282,420	270,575
Total revenues	849,140	752,788	1,598,918	1,441,729
Cost of revenues: (exclusive of items shown separately below)
Service revenues	473,423	412,356	921,072	803,443
Product revenues	110,161	107,447	208,937	212,945
Total cost of revenues	583,584	519,803	1,130,009	1,016,388
Selling, general and administrative expenses	125,995	112,294	241,083	224,515
Accretion of environmental liabilities	2,448	2,416	4,878	4,706
Depreciation and amortization	72,760	71,531	147,604	143,943
Income from operations	64,353	46,744	75,344	52,177
Other income (expense), net	846	(833)	547	(2,382)
Loss on early extinguishment of debt	—	(6,045)	—	(6,045)
Gain on sale of business	—	31,722	—	31,722
Interest expense, net of interest income of $587, $311, $1,350 and $520, respectively	(20,769)	(22,492)	(41,039)	(45,068)
Income before provision for income taxes	44,430	49,096	34,852	30,404
Provision for income taxes	13,683	23,216	16,736	25,917
Net income	$30,747	$25,880	$18,116	$4,487
Earnings per share:
Basic	$0.55	$0.45	$0.32	$0.08
Diluted	$0.54	$0.45	$0.32	$0.08
Shares used to compute earnings per share - Basic	56,410	57,190	56,304	57,226
Shares used to compute earnings per share - Diluted	56,505	57,336	56,399	57,349

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$30,747	$25,880	$18,116	$4,487
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities (net of tax of $8, $20, $88 and $122, respectively)	(11)	27	(206)	159
Reclassification adjustment for losses on available-for-sale securities included in net income (net of taxes of $0, $29, $0 and $79, respectively)	—	47	—	143
Foreign currency translation adjustments (including a tax benefit of $5.6 million in 2018)	(4,931)	15,024	(21,482)	20,847
Other comprehensive (loss) income	(4,942)	15,098	(21,688)	21,149
Comprehensive income (loss)	$25,805	$40,978	$(3,572)	$25,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$18,116	$4,487
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	147,604	143,943
Allowance for doubtful accounts	7,389	3,580
Amortization of deferred financing costs and debt discount	1,881	1,660
Accretion of environmental liabilities	4,878	4,706
Changes in environmental liability estimates	(673)	(129)
Deferred income taxes	(10)	190
Stock-based compensation	6,639	5,172
Other (income) expense, net	(547)	2,382
Gain on sale of business	—	(31,722)
Loss on early extinguishment of debt	—	6,045
Environmental expenditures	(4,585)	(6,102)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(62,764)	(31,154)
Inventories and supplies	(18,625)	(6,307)
Other current assets	180	13,918
Accounts payable	23,605	(2,686)
Other current and long-term liabilities	6,582	8,948
Net cash from operating activities	129,670	116,931
Cash flows used in investing activities:
Additions to property, plant and equipment	(94,139)	(88,742)
Proceeds from sale and disposal of fixed assets	2,641	2,121
Acquisitions, net of cash acquired	(123,750)	(9,277)
Proceeds from sale of businesses, net of transactional costs	—	46,391
Additions to intangible assets, including costs to obtain or renew permits	(2,106)	(1,239)
Proceeds from sale of available-for-sale securities	11,214	376
Purchases of available-for-sale securities	(10,001)	—
Net cash used in investing activities	(216,141)	(50,370)
Cash flows (used in) from financing activities:
Change in uncashed checks	(2,803)	(8,361)
Proceeds from exercise of stock options	—	46
Tax payments related to withholdings on vested restricted stock	(2,175)	(2,132)
Repurchases of common stock	(26,482)	(12,257)
Deferred financing costs paid	(468)	(4,727)
Premiums paid on early extinguishment of debt	—	(4,665)
Principal payment on debt	(2,000)	(296,202)
Issuance of senior secured notes, net of discount	—	399,000
Net cash (used in) from financing activities	(33,928)	70,702
Effect of exchange rate change on cash	(1,932)	2,106
(Decrease) increase in cash and cash equivalents	(122,331)	139,369
Cash and cash equivalents, beginning of period	319,399	306,997
Cash and cash equivalents, end of period	$197,068	$446,366
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$40,745	$50,432
Income taxes paid	14,118	13,407
Non-cash investing activities:
Property, plant and equipment accrued	13,041	16,213
Transfer of inventory to property, plant and equipment	—	12,641
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2018	56,501	$565	$686,962	$(172,407)	$673,082	$1,188,202
Cumulative effect of change in accounting principle	—	—	—	—	(1,564)	(1,564)
Net income	—	—	—	—	18,116	18,116
Other comprehensive loss	—	—	—	(21,688)	—	(21,688)
Stock-based compensation	—	—	6,639	—	—	6,639
Issuance of restricted shares, net of shares remitted and tax withholdings	118	1	(2,176)	—	—	(2,175)
Repurchases of common stock	(532)	(5)	(26,477)	—	—	(26,482)
Balance at June 30, 2018	56,087	$561	$664,948	$(194,095)	$689,634	$1,161,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in these policies or their application except for the changes described below.
Reclassifications
During the first quarter of fiscal year 2018, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective and is expected to deepen customer relationships and allow for efficiencies across the Company's operations through the sharing of resources, namely labor and equipment which will reduce third party spend and promote the cross selling of such business offerings. In connection with this reorganization, the Company’s chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of the Company’s operating segments in the first quarter of 2018 and resulted in a change in the Company’s assessment of its operating segments. Upon reconsideration of the identification of the Company’s operating segments, the Company concluded that there are now two operating segments for disclosure in accordance with ASC 280 Segment reporting; (i) the Environmental Services segment which consists of the Company’s historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses and (ii) the Safety-Kleen segment. See Note 18, "Segment Reporting," for more information. The amounts presented for the three and six months ended June 30, 2017 have been recast to reflect the impact of such changes. These reclassifications and adjustments had no effect on the consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.
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
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In February 2018, FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendment clarifies that land easements are within the scope of the new leases standard (ASC 842) and introduces a new transition practical expedient allowing a company to not assess whether existing and expired land easements that were not previously accounted for as leases under current US GAAP (ASC 840) are or contain leases under ASC 842. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. The Company will adopt the new standard beginning on January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still continuing to assess the effect of adoption, it expects that the new standard will have a material effect on its consolidated balance sheet related to the recognition of new assets and lease liabilities. In preparation for the adoption of the guidance, the Company is in the process of implementing new software and assessing changes to controls and processes to enable the preparation of financial information.
In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment changes the way entities recognize impairment of many financial assets, including accounts receivable and investments in debt securities, by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. The amendment should be applied using a modified-retrospective approach and is effective for the Company for annual and interim reporting periods beginning after January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendment better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendment is effective for the Company for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact ASU 2017-12 will have on its consolidated financial statements.

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	For the Three Months Ended June 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$408,127	$306,059	$363	$714,549
Canada	111,789	22,656	146	134,591
	519,916	328,715	509	849,140
Sources of Revenue (1)
Technical Services	257,006	—	—	$257,006
Field and Emergency Response Services	76,092	—	—	76,092
Industrial Services	161,046	—	—	161,046
Oil, Gas and Lodging Services and Other	25,772	—	509	26,281
Safety-Kleen Environmental Services	—	200,034	—	200,034
Kleen Performance Products	—	128,681	—	128,681
Total third party revenues	$519,916	$328,715	$509	$849,140

	For the Three Months Ended June 30, 2017
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$343,323	$280,617	$155	$624,095
Canada	106,308	22,339	46	128,693
	449,631	302,956	201	752,788
Sources of Revenue (1)
Technical Services	254,487	—	—	254,487
Field and Emergency Response Services	70,707	—	—	70,707
Industrial Services	99,733	—	—	99,733
Oil, Gas and Lodging Services and Other	24,704	—	201	24,905
Safety-Kleen Environmental Services	—	192,817	—	192,817
Kleen Performance Products	—	110,139	—	110,139
Total third party revenues	$449,631	$302,956	$201	$752,788

	For the Six Months Ended June 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$752,099	$593,701	$508	$1,346,308
Canada	207,505	44,932	173	252,610
	959,604	638,633	681	1,598,918
Sources of Revenue (1)
Technical Services	493,312	—	—	493,312
Field and Emergency Response Services	146,027	—	—	146,027
Industrial Services	264,809	—	—	264,809
Oil, Gas and Lodging Services and Other	55,456	—	681	56,137
Safety-Kleen Environmental Services	—	394,195	—	394,195
Kleen Performance Products	—	244,438	—	244,438
Total third party revenues	$959,604	$638,633	$681	$1,598,918

	For the Six Months Ended June 30, 2017
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$657,106	$552,688	$288	$1,210,082
Canada	188,432	43,169	46	231,647
	845,538	595,857	334	1,441,729
Sources of Revenue (1)
Technical Services	484,705	—	—	484,705
Field and Emergency Response Services	131,726	—	—	131,726
Industrial Services	174,801	—	—	174,801
Oil, Gas and Lodging Services and Other	54,306	—	334	54,640
Safety-Kleen Environmental Services	—	384,544	—	384,544
Kleen Performance Products	—	211,313	—	211,313
Total third party revenues	$845,538	$595,857	$334	$1,441,729

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

Contract Balances

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Receivables	$590,580	$528,924	$512,375	$496,226
Contract Assets (Unbilled Receivables)	62,762	35,922	46,576	36,190
Contract Liabilities (Deferred Revenue)	68,705	67,822	72,089	64,397

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets. Contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. As part of the acquisition of the Veolia Business on February 23, 2018, the Company acquired receivables and contract assets of $20.5 million and $17.6 million, respectively. Changes in the contract asset and liability balances during the six-month period ended June 30, 2018 and June 30, 2017 were not materially impacted by any other factors. The contract liability balances at the beginning of each period presented were fully recognized in the subsequent three-month period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of orders for which work has not been performed. As of June 30, 2018, all remaining performance obligations were for contracts with an original expected length of one year or less.

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

(4) BUSINESS COMBINATIONS
2018 Acquisition

On February 23, 2018, the Company completed the acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business"). The acquisition will provide significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business. The Company acquired the Veolia Business for a purchase price of $120.0 million subject to certain post-closing adjustments. The acquisition was financed with cash on hand. The amount of revenue from the Veolia Business included in the Company's results of operations for the three and six months ended June 30, 2018 was $46.3 million and $63.9 million, respectively. The amount of pre-tax income for the three and six months ended June 30, 2018 was $2.1 million and $3.3 million, respectively. During the three and six months ended June 30, 2018, the Company incurred acquisition-related costs of approximately $0.4 million and $0.9 million, respectively, in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of operations.

The allocation of the purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of February 23, 2018, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date As Reported June 30, 2018
Accounts receivable, including unbilled receivables	$40,773	$(2,691)	$38,082
Inventories and supplies	1,442	(316)	1,126
Prepaid expenses and other current assets	1,005	(80)	925
Property, plant and equipment	72,244	—	72,244
Permits and other intangibles	5,140	—	5,140
Current liabilities	(15,908)	(2,631)	(18,539)
Closure and post-closure liabilities	(604)	—	(604)
Total identifiable net assets	104,092	(5,718)	98,374
Goodwill	15,908	5,718	21,626
Total purchase price	$120,000	$—	$120,000

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

2017 Acquisitions

On July 14, 2017, the Company acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $41.8 million, ($33.1 million USD), net of cash acquired, which included an equity payout of CAD $0.72 per share to Lonestar shareholders and the assumption of approximately CAD $21.3 million ($16.8 million USD) in outstanding debt, which Clean Harbors subsequently repaid. The acquisition supports the Company's growth in the daylighting and hydro excavation services markets. In addition to increasing the size of the Company's hydro vac fleet, Lonestar's network of locations provides the Company with direct access to key geographic markets in both the United States and Canada. The acquired company is included in the Environmental Services segment. In connection with this acquisition, a goodwill amount of $2.8 million was recognized.

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

Pro forma revenue and earnings amounts on a combined basis as if these acquisitions had been completed on January 1, 2017 are immaterial to the consolidated financial statements of the Company since that date.

(5) DISPOSITION OF BUSINESS
On June 30, 2017, the Company completed the sale of its Transformer Services business, as part of its continuous focus on improving or divesting certain non-core operations. The sale price was $45.5 million. The Transformer Services business was a non-core business previously included within the legacy Technical Services operating segment.

The following table presents income attributable to the Transformer Services business included in the Company's consolidated results of operations for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Income before provision for income taxes	$1,873	$2,771

(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Oil and oil products	$68,125	$58,142
Supplies and drums	100,118	94,242
Solvent and solutions	9,230	9,167
Modular camp accommodations	2,494	1,826
Other	13,577	12,635
Total inventories and supplies	$193,544	$176,012
As of June 30, 2018 and December 31, 2017, other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze. Supplies and drums consisted primarily of drums and containers as well as critical spare parts to support the Company's incinerator and re-refinery operations.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$123,984	$121,658
Asset retirement costs (non-landfill)	14,780	14,593
Landfill assets	145,068	144,539
Buildings and improvements	429,880	414,384
Camp equipment	161,899	170,012
Vehicles	689,846	617,959
Equipment	1,675,920	1,644,102
Furniture and fixtures	5,623	5,708
Construction in progress	39,569	57,618
	3,286,569	3,190,573
Less - accumulated depreciation and amortization	1,677,187	1,603,208
Total property, plant and equipment, net	$1,609,382	$1,587,365
Interest in the amount of $0.1 million and $0.4 million was capitalized to property, plant and equipment during the three and six months ended June 30, 2018, respectively. Interest in the amount of $0.1 million and $0.2 million was capitalized to property, plant and equipment during the three and six months ended June 30, 2017, respectively. Depreciation expense, inclusive of landfill amortization, was $64.2 million and $129.8 million for the three and six months ended June 30, 2018, respectively. Depreciation expense, inclusive of landfill amortization, was $61.8 million and $125.2 million for the three and six months ended June 30, 2017, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2018 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2018	$172,386	$306,137	$478,523
Increase from current period acquisition	21,626	—	21,626
Measurement period adjustments from prior period acquisitions	(78)	—	(78)
Foreign currency translation	(1,305)	(1,515)	(2,820)
Balance at June 30, 2018	$192,629	$304,622	$497,251
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
As of June 30, 2018 and December 31, 2017, the Company's total finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$175,317	$76,707	$98,610	$174,721	$74,347	$100,374
Customer and supplier relationships	399,012	170,866	228,146	399,224	158,972	240,252
Other intangible assets	37,431	31,107	6,324	36,766	31,592	5,174
Total amortizable permits and other intangible assets	611,760	278,680	333,080	610,711	264,911	345,800
Indefinite lived trademarks and trade names	122,840	—	122,840	123,328	—	123,328
Total permits and other intangible assets	$734,600	$278,680	$455,920	$734,039	$264,911	$469,128
Amortization expense of permits and other intangible assets was $8.6 million and $17.8 million in the three and six months ended June 30, 2018, respectively. Amortization expense of permits and other intangible assets was $9.7 million and $18.8 million in the three and six months ended June 30, 2017, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2018 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2018 (six months)	$16,927
2019	32,143
2020	29,850
2021	27,381
2022	27,222
Thereafter	199,557
$333,080

(9) ACCRUED EXPENSES
Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Insurance	$68,701	$57,889
Interest	12,693	12,660
Accrued compensation and benefits	56,073	55,861
Income, real estate, sales and other taxes	27,116	27,330
Other	35,552	34,242
	$200,135	$187,982
(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2018 through June 30, 2018 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2018	$32,382	$28,655	$61,037
Liabilities assumed in acquisition	—	604	604
New asset retirement obligations	1,478	—	1,478
Accretion	1,284	1,245	2,529
Changes in estimates recorded to statement of operations	—	85	85
Changes in estimates recorded to balance sheet	430	—	430
Expenditures	(359)	(88)	(447)
Currency translation and other	(127)	(85)	(212)
Balance at June 30, 2018	$35,088	$30,416	$65,504
All of the landfill facilities included in the above were active as of June 30, 2018. There were no significant charges (benefits) in 2018 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first six months of 2018 were discounted at the credit-adjusted risk-free rate of 5.66%.

(11) REMEDIAL LIABILITIES
The changes to remedial liabilities for the six months ended June 30, 2018 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2018	$1,800	$65,342	$57,326	$124,468
Accretion	43	1,375	931	2,349
Changes in estimates recorded to statement of operations	—	83	(841)	(758)
Expenditures	(23)	(1,939)	(2,176)	(4,138)
Currency translation and other	—	882	(1,528)	(646)
Balance at June 30, 2018	$1,820	$65,743	$53,712	$121,275
In the six months ended June 30, 2018, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(12) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	June 30, 2018	December 31, 2017
Senior secured Term Loan Agreement ("Term Loan Agreement")	$4,000	$4,000
Current portion of long-term obligations, at carrying value	$4,000	$4,000

Senior secured Term Loan Agreement due June 30, 2024	$392,000	$394,000
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	400,000	400,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations, at par	$1,637,000	$1,639,000
Unamortized debt issuance costs and premium, net	(12,273)	(13,463)
Long-term obligations, at carrying value	$1,624,727	$1,625,537

Total current and long-term obligations, at carrying value	$1,628,727	$1,629,537

On April 17, 2018, the Company, and substantially all of the Company's domestic subsidiaries as guarantors, entered into the first amendment (“First Amendment”) of the Term Loan Agreement. The First Amendment reduced the applicable interest rate margin for the Company’s initial term loans outstanding (the "Term Loans") under the Term Loan Agreement by 25 basis points for both Eurocurrency borrowings and base rate borrowings. After giving effect to the repricing, the applicable interest rate margin for the Term Loans are 1.75% for Eurocurrency borrowings and 0.75% for base rate borrowings.
On July 19, 2018, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into an Incremental Facility Amendment (the “Incremental Facility Amendment”) to the Company’s existing Term Loan Agreement. The Incremental Facility Amendment increases the principal amount of the initial term loans (the “Initial Term Loans”) outstanding under the Term Loan Agreement by $350.0 million and, as a result of such increase, an aggregate of $746.0 million of principal was outstanding at July 19, 2018. Initial Term Loans under the Term Loan Agreement will mature on June 30, 2024 and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans or if the Company engages in certain repricing transactions before January 19, 2019, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the Term Loan Agreement are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.
Concurrently with the closing on July 19, 2018 of the Incremental Facility Amendment, the Company purchased $322.0 million aggregate principal of 2020 Notes. Total amount paid in purchasing the 2020 Notes was $330.9 including $7.9 million of accrued interest.
On August 1, 2018, the Company redeemed the remaining $78.0 million outstanding 2020 Notes. In connection with the redemption of the $78.0 million of 2020 Notes, the Company borrowed $50.0 million under the Company's revolving credit facility.
At June 30, 2018 and December 31, 2017, the fair value of the Term Loans was $394.5 million and $400.5 million, respectively, based on quoted market prices or other available market data. At June 30, 2018 and December 31, 2017, the fair value of the Company's 2020 Notes was $400.9 million and $404.6 million, respectively, based on quoted market prices for the instrument. At June 30, 2018 and December 31, 2017, the fair value of the Company's 2021 Notes was $848.6 million and $855.7 million, respectively, based on quoted market prices for the instrument. The fair values of the Term Loans, 2020 Notes and 2021 Notes are considered Level 2 measures according to the fair value hierarchy.
The Company also maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of June 30, 2018 and December 31, 2017. At June 30, 2018, approximately $244.3 million was available to borrow and outstanding letters of credit were $132.4 million. At December 31, 2017, $217.8 million was available to borrow and outstanding letters of credit were $134.1 million.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$30,747	$25,880	$18,116	$4,487

Denominator:
Basic shares outstanding	56,410	57,190	56,304	57,226
Dilutive effect of equity-based compensation awards	95	146	95	123
Dilutive shares outstanding	56,505	57,336	56,399	57,349

Basic income per share:	$0.55	$0.45	$0.32	$0.08

Diluted income per share:	$0.54	$0.45	$0.32	$0.08
For the three months ended June 30, 2018 and June 30, 2017, the dilutive effect of all then outstanding restricted stock and performance awards is included in the EPS calculation above except for 146,159 and 142,503 of performance stock awards for which the performance criteria were not attained at that time and 136,155 and 14,699, respectively, of restricted stock awards which were antidilutive at that time.
For the six months ended  June 30, 2018 and June 30, 2017, the dilutive effect of all then outstanding restricted stock and performance awards is included in the EPS calculation above except for 146,159 and 142,503 of performance stock awards for which the performance criteria were not attained at that time and 130,932 and 21,013, respectively, of restricted stock awards which were antidilutive at that time.
(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the six months ended June 30, 2018 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Losses on Available-For-Sale Securities	Unfunded Pension Liability	Total
Balance at January 1, 2018	$(170,575)	$(146)	$(1,686)	$(172,407)
Other comprehensive loss before tax effects	(27,091)	(118)	—	(27,209)
Tax effects	5,609	(88)	—	5,521
Other comprehensive loss	$(21,482)	$(206)	$—	$(21,688)
Balance at June 30, 2018	$(192,057)	$(352)	$(1,686)	$(194,095)
(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2018 was $3.5 million and $6.6 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2017 was $2.9 million and $5.2 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.7 million and $1.3 million for the three and six months ended June 30, 2018, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively.
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

The following table summarizes information about restricted stock awards for the six months ended June 30, 2018:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2018	604,933	$54.23
Granted	200,688	$52.92
Vested	(152,283)	$54.65
Forfeited	(17,136)	$53.63
Balance at June 30, 2018	636,202	$53.73

As of June 30, 2018, there was $27.1 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2018 was $7.0 million and $8.3 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2017 was $4.5 million and $6.0 million, respectively.

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

The following table summarizes information about performance stock awards for the six months ended June 30, 2018:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2018	190,129	$55.63
Vested	(8,696)	$54.26
Forfeited	(12,889)	$55.09
Balance at June 30, 2018	168,544	$55.75

As of June 30, 2018, there was $1.3 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. No performance awards vested during the three months ended June 30, 2018. The total fair value of performance awards vested during six months ended June 30, 2018 was $0.5 million. No performance awards vested during the three months ended June 30, 2017. The total fair value of performance awards vested during the six months ended June 30, 2017 was $1.4 million.

Common Stock Repurchases
On October 31, 2017, the Company's board of directors increased the size of the Company’s current share repurchase program from $300 million to $600 million. During the three and six months ended June 30, 2018, the Company repurchased and retired a total of 0.2 million shares and 0.5 million shares, respectively, of the Company's common stock for a total cost of $12.2 million and $26.5 million, respectively. During the three and six months ended June 30, 2017, the Company repurchased and retired a total of 0.1 million and 0.2 million, respectively, of the Company's common stock for a total cost of $5.5 million and $12.3 million, respectively. Through June 30, 2018, the Company has repurchased and retired a total of 5.3 million shares of the Company's common stock for a total cost of $275.3 million under this program. As of June 30, 2018, an additional $324.7 million remained available for repurchase of shares under the current authorized program.

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
At June 30, 2018 and December 31, 2017, the Company had recorded reserves of $21.6 million and $19.3 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2018 and December 31, 2017, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.7 million and $1.8 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of June 30, 2018 and December 31, 2017, the $21.6 million and $19.3 million, respectively, of reserves consisted of (i) $17.0 million and $17.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $4.6 million and $1.4 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of June 30, 2018, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2018, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2018 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 60 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2018, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2018. From January 1, 2018 to June 30, 2018, three product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 127 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 127 sites, three (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 124 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 124 third party sites, 34 are now settled, 17 are currently requiring expenditures on remediation and 73 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $100,000 at 10 of the 124 third party sites.
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

Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2018 and December 31, 2017, there were six and five, respectively, proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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
The Company’s effective tax rate for the three and six months ended June 30, 2018 was 30.8% and 48.0% compared to 47.3% and 85.2% for the same periods in 2017. The variations in the effective income tax rates for the six months ended June 30, 2018 and the three and six months ended June 30, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities during these periods.
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company recognized its best estimate of the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the three and six months ended June 30, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. The Company is continuing to evaluate the impact of the Tax Act on its business and the consolidated financial statements and will make any adjustments to its provisional amounts in subsequent reporting periods upon obtaining, preparing or analyzing additional information affecting the income tax effects initially reported as a provisional amount. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is completed.
As of June 30, 2018 and December 31, 2017, the Company had recorded $5.0 million and $5.1 million, respectively, of liabilities for unrecognized tax benefits and $1.0 million and $0.9 million of interest, respectively.
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
The following table reconciles third party revenues to direct revenues for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018				For the Three Months Ended June 30, 2017
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$519,916	$34,291	$607	$554,814	$449,631	$31,639	$320	$481,590
Safety-Kleen	328,715	(34,291)	11	294,435	302,956	(31,639)	(2)	271,315
Corporate Items	509	—	(618)	(109)	201	—	(318)	(117)
Total	$849,140	$—	$—	$849,140	$752,788	$—	$—	$752,788

	For the Six Months Ended June 30, 2018				For the Six Months Ended June 30, 2017
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$959,604	$66,256	$1,401	$1,027,261	$845,538	$63,708	$1,240	$910,486
Safety-Kleen	638,633	(66,256)	22	572,399	595,857	(63,708)	1	532,150
Corporate Items	681	—	(1,423)	(742)	334	—	(1,241)	(907)
Total	$1,598,918	$—	$—	$1,598,918	$1,441,729	$—	$—	$1,441,729
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA" which consists of net income plus accretion of environmental liabilities, depreciation and amortization, interest expense, net, loss on early extinguishment of debt, provision for income taxes and excludes gain on sale of business and other income (expense), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Environmental Services	$109,199	$94,832	$170,616	$155,022
Safety-Kleen	73,069	60,281	134,953	112,649
Corporate Items	(42,707)	(34,422)	(77,743)	(66,845)
Total	$139,561	$120,691	$227,826	$200,826
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,448	2,416	4,878	4,706
Depreciation and amortization	72,760	71,531	147,604	143,943
Income from operations	64,353	46,744	75,344	52,177
Other (income) expense, net	(846)	833	(547)	2,382
Loss on early extinguishment of debt	—	6,045	—	6,045
Gain on sale of business	—	(31,722)	—	(31,722)
Interest expense, net of interest income	20,769	22,492	41,039	45,068
Income before provision for income taxes	$44,430	$49,096	$34,852	$30,404
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2018
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Property, plant and equipment, net	$988,957	$555,124	$65,301	$1,609,382
Goodwill	192,629	304,622	—	497,251
Permits and other intangibles, net	96,165	359,755	—	455,920
Total assets	$1,681,627	$1,436,014	$597,820	$3,715,461

	December 31, 2017
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Property, plant and equipment, net	$927,139	$582,162	$78,064	$1,587,365
Goodwill	172,386	306,137	—	478,523
Permits and other intangibles, net	97,519	371,609	—	469,128
Total assets	$1,541,241	$1,471,291	$694,038	$3,706,570
The following table presents total assets by geographical area (in thousands):

	June 30, 2018	December 31, 2017
United States	$3,041,509	$2,985,394
Canada	673,836	721,176
Other foreign	116	—
Total	$3,715,461	$3,706,570

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

Following is the condensed consolidating balance sheet at June 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,960	$92,833	$52,275	$—	$197,068
Short-term marketable securities	—	—	36,862	—	36,862
Intercompany receivables	250,206	651,218	61,125	(962,549)	—
Accounts receivable, net	—	497,775	92,805	—	590,580
Other current assets	—	260,489	60,225	(8,742)	311,972
Property, plant and equipment, net	—	1,243,171	366,211	—	1,609,382
Investments in subsidiaries	3,135,271	599,091	—	(3,734,362)	—
Intercompany debt receivable	—	15,224	21,000	(36,224)	—
Goodwill	—	437,229	60,022	—	497,251
Permits and other intangibles, net	—	402,096	53,824	—	455,920
Other long-term assets	2,283	12,337	1,811	(5)	16,426
Total assets	$3,439,720	$4,211,463	$806,160	$(4,741,882)	$3,715,461
Liabilities and Stockholders’ Equity:
Current liabilities	$16,627	$406,111	$129,672	$(8,742)	$543,668
Intercompany payables	637,318	309,423	15,808	(962,549)	—
Closure, post-closure and remedial liabilities, net	—	146,922	16,850	—	163,772
Long-term obligations, net	1,624,727	—	—	—	1,624,727
Intercompany debt payable	—	21,000	15,224	(36,224)	—
Other long-term liabilities	—	200,999	21,252	(5)	222,246
Total liabilities	2,278,672	1,084,455	198,806	(1,007,520)	2,554,413
Stockholders’ equity	1,161,048	3,127,008	607,354	(3,734,362)	1,161,048
Total liabilities and stockholders’ equity	$3,439,720	$4,211,463	$806,160	$(4,741,882)	$3,715,461

Following is the condensed consolidating balance sheet at December 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,638	$207,777	$59,984	$—	$319,399
Short-term marketable securities	—	—	38,179	—	38,179
Intercompany receivables	238,339	590,100	52,909	(881,348)	—
Accounts receivable, net	—	433,042	95,882	—	528,924
Other current assets	897	233,602	52,947	(19,892)	267,554
Property, plant and equipment, net	—	1,174,975	412,390	—	1,587,365
Investments in subsidiaries	3,112,547	569,568	—	(3,682,115)	—
Intercompany debt receivable	—	92,530	21,000	(113,530)	—
Goodwill	—	415,641	62,882	—	478,523
Permits and other intangibles, net	—	408,655	60,473	—	469,128
Other long-term assets	2,084	12,064	3,350	—	17,498
Total assets	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570
Liabilities and Stockholders’ Equity:
Current liabilities	$16,954	$371,135	$135,620	$(19,892)	$503,817
Intercompany payables	574,812	289,531	17,005	(881,348)	—
Closure, post-closure and remedial liabilities, net	—	148,872	16,851	—	165,723
Long-term obligations, net	1,625,537	—	—	—	1,625,537
Intercompany debt payable	—	21,000	92,530	(113,530)	—
Other long-term liabilities	—	201,086	22,205	—	223,291
Total liabilities	2,217,303	1,031,624	284,211	(1,014,770)	2,518,368
Stockholders’ equity	1,188,202	3,106,330	575,785	(3,682,115)	1,188,202
Total liabilities and stockholders’ equity	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570

Following is the consolidating statement of operations for the three months ended June 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$544,521	$165,435	$(13,177)	$696,779
Product revenues	—	137,891	17,363	(2,893)	152,361
Total revenues	—	682,412	182,798	(16,070)	849,140
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	361,644	124,956	(13,177)	473,423
Product cost of revenues	—	102,442	10,612	(2,893)	110,161
Total cost of revenues	—	464,086	135,568	(16,070)	583,584
Selling, general and administrative expenses	133	105,022	20,840	—	125,995
Accretion of environmental liabilities	—	2,194	254	—	2,448
Depreciation and amortization	—	52,864	19,896	—	72,760
(Loss) income from operations	(133)	58,246	6,240	—	64,353
Other income, net	—	269	577	—	846
Interest (expense) income, net	(21,216)	238	209	—	(20,769)
Equity in earnings of subsidiaries, net of taxes	46,118	2,230	—	(48,348)	—
Intercompany interest income (expense)	—	1,084	(1,084)	—	—
Income before (benefit) provision for income taxes	24,769	62,067	5,942	(48,348)	44,430
(Benefit) provision for income taxes	(5,978)	18,228	1,433	—	13,683
Net income	30,747	43,839	4,509	(48,348)	30,747
Other comprehensive loss	(4,942)	(4,942)	(10,435)	15,377	(4,942)
Comprehensive income (loss)	$25,805	$38,897	$(5,926)	$(32,971)	$25,805

Following is the consolidating statement of operations for the three months ended June 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$474,801	$147,924	$(11,785)	$610,940
Product revenues	—	125,859	18,730	(2,741)	141,848
Total revenues	—	600,660	166,654	(14,526)	752,788
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	306,960	117,181	(11,785)	412,356
Product cost of revenues	—	98,645	11,543	(2,741)	107,447
Total cost of revenues	—	405,605	128,724	(14,526)	519,803
Selling, general and administrative expenses	27	92,504	19,763	—	112,294
Accretion of environmental liabilities	—	2,181	235	—	2,416
Depreciation and amortization	—	51,937	19,594	—	71,531
(Loss) income from operations	(27)	48,433	(1,662)	—	46,744
Other expense, net	(76)	(406)	(351)	—	(833)
Loss on early extinguishment of debt	(6,045)	—	—	—	(6,045)
Gain on sale of business	—	31,722	—	—	31,722
Interest (expense) income, net	(22,614)	240	(118)	—	(22,492)
Equity in earnings of subsidiaries, net of taxes	43,167	(5,332)	—	(37,835)	—
Intercompany interest income (expense)	—	1,268	(1,268)	—	—
Income (loss) before (benefit) provision for income taxes	14,405	75,925	(3,399)	(37,835)	49,096
(Benefit) provision for income taxes	(11,475)	31,981	2,710	—	23,216
Net income (loss)	25,880	43,944	(6,109)	(37,835)	25,880
Other comprehensive income	15,098	15,098	12,837	(27,935)	15,098
Comprehensive income	$40,978	$59,042	$6,728	$(65,770)	$40,978

Following is the consolidating statement of operations for the six months ended June 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,026,004	$317,836	$(27,342)	$1,316,498
Product revenues	—	259,473	28,813	(5,866)	282,420
Total revenues	—	1,285,477	346,649	(33,208)	1,598,918
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	689,824	258,590	(27,342)	921,072
Product cost of revenues	—	197,480	17,323	(5,866)	208,937
Total cost of revenues	—	887,304	275,913	(33,208)	1,130,009
Selling, general and administrative expenses	168	198,865	42,050	—	241,083
Accretion of environmental liabilities	—	4,370	508	—	4,878
Depreciation and amortization	—	106,568	41,036	—	147,604
(Loss) income from operations	(168)	88,370	(12,858)	—	75,344
Other income, net	—	184	363	—	547
Interest (expense) income, net	(42,215)	743	433	—	(41,039)
Equity in earnings of subsidiaries, net of taxes	48,632	(17,832)	—	(30,800)	—
Intercompany interest income (expense)	—	2,445	(2,445)	—	—
Income (loss) before (benefit) provision for income taxes	6,249	73,910	(14,507)	(30,800)	34,852
(Benefit) provision for income taxes	(11,867)	27,329	1,274	—	16,736
Net income (loss)	18,116	46,581	(15,781)	(30,800)	18,116
Other comprehensive loss	(21,688)	(21,688)	(24,442)	46,130	(21,688)
Comprehensive (loss) income	$(3,572)	$24,893	$(40,223)	$15,330	$(3,572)

Following is the consolidating statement of operations for the six months ended June 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$918,106	$278,995	$(25,947)	$1,171,154
Product revenues	—	242,509	34,061	(5,995)	270,575
Total revenues	—	1,160,615	313,056	(31,942)	1,441,729
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	601,105	228,285	(25,947)	803,443
Product cost of revenues	—	195,150	23,790	(5,995)	212,945
Total cost of revenues	—	796,255	252,075	(31,942)	1,016,388
Selling, general and administrative expenses	51	184,675	39,789	—	224,515
Accretion of environmental liabilities	—	4,236	470	—	4,706
Depreciation and amortization	—	103,837	40,106	—	143,943
(Loss) income from operations	(51)	71,612	(19,384)	—	52,177
Other expense, net	(222)	(1,795)	(365)	—	(2,382)
Loss on early extinguishment of debt	(6,045)	—	—	—	(6,045)
Gain on sale of business	—	31,722	—	—	31,722
Interest (expense) income, net	(45,273)	359	(154)	—	(45,068)
Equity in earnings of subsidiaries, net of taxes	35,530	(27,156)	—	(8,374)	—
Intercompany interest income (expense)	—	2,565	(2,565)	—	—
(Loss) income before (benefit) provision for income taxes	(16,061)	77,307	(22,468)	(8,374)	30,404
(Benefit) provision for income taxes	(20,548)	41,618	4,847	—	25,917
Net income (loss)	4,487	35,689	(27,315)	(8,374)	4,487
Other comprehensive income	21,149	21,149	17,869	(39,018)	21,149
Comprehensive income (loss)	$25,636	$56,838	$(9,446)	$(47,392)	$25,636

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$790	$121,021	$7,859	$—	$129,670
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(77,773)	(16,366)	—	(94,139)
Proceeds from sale and disposal of fixed assets	—	1,035	1,606	—	2,641
Acquisitions, net of cash acquired	—	(123,750)	—	—	(123,750)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,991)	(115)	—	(2,106)
Proceeds from sale of available-for-sale securities	—	—	11,214	—	11,214
Purchases of available-for-sale securities	—	—	(10,001)	—	(10,001)
Intercompany	—	(30,657)	—	30,657	—
Net cash used in investing activities	—	(233,136)	(13,662)	30,657	(216,141)

Cash flows (used in) from financing activities:
Change in uncashed checks	—	(2,829)	26	—	(2,803)
Tax payments related to withholdings on vested restricted stock	(2,175)	—	—	—	(2,175)
Repurchases of common stock	(26,482)	—	—	—	(26,482)
Deferred financing costs paid	(468)	—	—	—	(468)
Principal payment on debt	(2,000)	—	—	—	(2,000)
Intercompany	30,657	—	—	(30,657)	—
Net cash (used) from in financing activities	(468)	(2,829)	26	(30,657)	(33,928)
Effect of exchange rate change on cash	—	—	(1,932)	—	(1,932)
Increase (decrease) in cash and cash equivalents	322	(114,944)	(7,709)	—	(122,331)
Cash and cash equivalents, beginning of period	51,638	207,777	59,984	—	319,399
Cash and cash equivalents, end of period	$51,960	$92,833	$52,275	$—	$197,068

Following is the condensed consolidating statement of cash flows for the six months ended June 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash (used in) from operating activities	$(93,808)	$206,496	$4,243	$—	$116,931
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(75,152)	(13,590)	—	(88,742)
Proceeds from sale and disposal of fixed assets	—	984	1,137	—	2,121
Acquisitions, net of cash acquired	—	(9,277)	—	—	(9,277)
Proceeds from sale of businesses, net of transactional costs	—	46,210	181	—	46,391
Additions to intangible assets, including costs to obtain or renew permits	—	(888)	(351)	—	(1,239)
Proceeds from sale of available-for-sale securities	376	—	—	—	376
Intercompany	—	(14,343)	—	14,343	—
Net cash from (used in) investing activities	376	(52,466)	(12,623)	14,343	(50,370)

Cash flows from (used in) financing activities:
Change in uncashed checks	—	(5,977)	(2,384)	—	(8,361)
Proceeds from exercise of stock options	46	—	—	—	46
Tax payments related to withholdings on vested restricted stock	(2,132)	—	—	—	(2,132)
Repurchases of common stock	(12,257)	—	—	—	(12,257)
Deferred financing costs paid	(4,727)	—	—	—	(4,727)
Premium paid on early extinguishment of debt	(4,665)	—	—	—	(4,665)
Principal payment on debt	(296,202)	—	—	—	(296,202)
Issuance of senior secured notes, net of discount	399,000	—	—	—	399,000
Intercompany	14,343	—	—	(14,343)	—
Net cash from (used) in financing activities	93,406	(5,977)	(2,384)	(14,343)	70,702
Effect of exchange rate change on cash	—	—	2,106	—	2,106
(Decrease) increase in cash and cash equivalents	(26)	148,053	(8,658)	—	139,369
Cash and cash equivalents, beginning of period	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of period	$51,391	$303,996	$90,979	$—	$446,366

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

•
Safety-Kleen - Safety-Kleen segment results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils, which historically have correlated with overall crude oil prices. Costs incurred in connection with the collection of used oils, which are raw materials associated with the segment’s products, can also be volatile. Starting in 2015, we began charging for collection of used oils, which has allowed us to more effectively manage the profit spreads inherent in the business. The implementation of our OilPlusTM closed loop initiative resulting in the sale of our renewable oil products directly to our end customers will also impact future operating results. In addition, this segment's results are impacted by the number of parts washers serviced by the business and the ability to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network.

Highlights

Total revenues for the three and six months ended June 30, 2018 were $849.1 million and $1,598.9 million compared with $752.8 million and $1,441.7 million for the three and six months ended June 30, 2017. In the three and six months ended June 30, 2018, our Environmental Services segment increased direct revenues 15.2% and 12.8%, respectively, from the comparable periods in 2017 primarily due to greater waste volumes disposed of in our network along with higher pricing, revenues resulting from the acquisition of the Veolia Business in the first quarter of 2018 and incremental revenues from acquisitions made in 2017 subsequent to the second quarter. In the three and six months ended June 30, 2018, our Safety-Kleen segment increased direct revenues 8.5% and 7.6%, respectively, from the comparable periods in 2017, as a result of improved pricing conditions related to our renewable oil products, continued growth related to our Safety-Kleen Environmental Services business and our OilPlusTM closed loop initiative. The strengthening of the Canadian dollar also positively impacted our consolidated revenues by $6.3 million and $12.5 million, respectively, in the three and six months ended June 30, 2018.

We reported income from operations for the three and six months ended June 30, 2018 of $64.4 million and $75.3 million, respectively, compared with $46.7 million and $52.2 million in the three and six months ended June 30, 2017. We reported net income for the three and six months ended June 30, 2018 of $30.7 million and $18.1 million, respectively, compared with net income of $25.9 million and $4.5 million in the three and six months ended June 30, 2017. The three and six months ended June 30, 2017 included a $31.7 million pre-tax gain on the sale of a non-core line of business and a $6.0 million pre-tax loss on early extinguishment of debt.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 15.6% to $139.6 million in the three months ended June 30, 2018 from $120.7 million in the three months ended June 30, 2017 and increased 13.4% to $227.8 million in the six months ended June 30, 2018 from $200.8 million in the six months ended June 30, 2017. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the six months ended June 30, 2018 was $129.7 million, an increase of $12.7 million from the comparable period in 2017. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $38.2 million in the six months ended June 30, 2018, which represents a $7.9 million increase over the comparable period of 2017. The increase in cash flows as compared to the comparable period of 2017 was most directly attributable to greater levels of operating income and lower interest payments offset by higher working capital levels. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2018	June 30, 2017	$ Change	% Change
Direct Revenues(1):
Environmental Services	$554,814	$481,590	$73,224	15.2%	$1,027,261	$910,486	$116,775	12.8%
Safety-Kleen	294,435	271,315	23,120	8.5	572,399	532,150	40,249	7.6
Corporate Items	(109)	(117)	8	N/M	(742)	(907)	165	N/M
Total	849,140	752,788	96,352	12.8	1,598,918	1,441,729	157,189	10.9
Cost of Revenues(2):
Environmental Services	401,840	347,042	54,798	15.8	772,400	674,903	97,497	14.4
Safety-Kleen	181,494	172,684	8,810	5.1	359,231	344,432	14,799	4.3
Corporate Items	250	77	173	N/M	(1,622)	(2,947)	1,325	N/M
Total	583,584	519,803	63,781	12.3	1,130,009	1,016,388	113,621	11.2
Selling, General & Administrative Expenses:
Environmental Services	43,775	39,716	4,059	10.2	84,245	80,561	3,684	4.6
Safety-Kleen	39,872	38,350	1,522	4.0	78,215	75,069	3,146	4.2
Corporate Items	42,348	34,228	8,120	23.7	78,623	68,885	9,738	14.1
Total	125,995	112,294	13,701	12.2	241,083	224,515	16,568	7.4
Adjusted EBITDA:
Environmental Services	109,199	94,832	14,367	15.1	170,616	155,022	15,594	10.1
Safety-Kleen	73,069	60,281	12,788	21.2	134,953	112,649	22,304	19.8
Corporate Items	(42,707)	(34,422)	(8,285)	(24.1)	(77,743)	(66,845)	(10,898)	(16.3)
Total	$139,561	$120,691	$18,870	15.6%	$227,826	$200,826	$27,000	13.4%
_____________________
N/M = not meaningful

1.	Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Direct revenues	$554,814	$481,590	$73,224	15.2%	$1,027,261	$910,486	$116,775	12.8%
Environmental Services direct revenues for the three months ended June 30, 2018 increased $73.2 million from the comparable period in 2017. Included in the three months ended June 30, 2017 was $10.7 million of direct revenues from our Transformer Services business, which we sold on June 30, 2017. Included in the three months ended June 30, 2018 was $46.3 million of direct revenues from the Veolia Business, which we acquired on February 23, 2018, and $9.4 million from 2017 acquisitions which had not been consummated by June 30, 2017. Excluding these direct revenues related to recent acquisition and divestiture activities, Environmental Services direct revenue increased $28.2 million primarily due to increases in our industrial and speciality services line of business resulting from a strong turnaround season and a steady stream of smaller project across our Environmental Services business as well as higher disposal pricing and waste volumes processed in our incinerators. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 89.8% for the three months ended June 30, 2018, compared with 86.9% in the comparable period of 2017. Greater levels of activity at our sales and service branches also accounted for increases to direct revenue of $16.5 million from the comparable period in 2017. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $4.8 million for the three months ended June 30, 2018 from the comparable period in 2017.
Environmental Services direct revenues for the six months ended June 30, 2018 increased $116.8 million from the comparable period in 2017. Included in the six months ended June 30, 2017 was $20.6 million of direct revenues from our Transformer Services business, which we sold on June 30, 2017. Included in the six months ended June 30, 2018 was $63.9 million of direct revenues from the Veolia Business, which we acquired on February 23, 2018, and $18.1 million from our 2017 acquisitions. Excluding those direct revenues, Environmental Services direct revenue increased $55.4 million primarily due to higher levels of revenues associated with waste projects and higher waste volumes disposed of in our incinerators and landfills. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 88.5% for the six months ended June 30, 2018, compared with 83.1% in the comparable period of 2017. The increase in utilization was impacted by higher volumes of waste processed through our incinerator network. Greater levels of activity at our sales and service branches also accounted for increases to direct revenue of $31.6 million from the comparable period in 2017. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $9.3 million for the six months ended June 30, 2018 from the comparable period in 2017.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Direct revenues	$294,435	$271,315	$23,120	8.5%	$572,399	$532,150	$40,249	7.6%
Safety-Kleen direct revenues for the three months ended June 30, 2018 increased $23.1 million from the comparable period in 2017 primarily due to more favorable pricing on oil products and growth in the business’ core service offerings. Increased base and blended oil pricing, volumes and direct sales of blended oil accounted for $18.5 million of incremental direct revenue from the comparable period in 2017. Revenues generated through direct sales of packaging and blending services and other core service offerings such as handling of containerized waste, vac services and sales of allied products accounted for $11.7 million of incremental revenues which more than offset a decrease in used oil collection revenues of $8.5 million. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $1.4 million for the three months ended June 30, 2018 from the comparable period in 2017.

Safety-Kleen direct revenues for the six months ended June 30, 2018 increased $40.2 million from the comparable period in 2017 primarily due to more favorable pricing on oil products, increase in base oil volume and growth in the business’ core service offerings. Increased base and blended oil pricing and direct sales of blended oil accounted for $37.2 million of incremental direct revenue from the comparable period in 2017. Revenues generated through direct sales of packaging and blending services and other core service offerings such as handling of containerized waste, vac services and sales of allied products accounted for $18.5 million of incremental revenues which more than offset a decrease in used oil collection revenues of $16.6 million. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $3.0 million for the six months ended June 30, 2018 from the comparable period in 2017.
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues	$401,840	$347,042	$54,798	15.8%	$772,400	$674,903	$97,497	14.4%
As a % of Direct Revenue	72.4%	72.1%		0.3%	75.2%	74.1%		1.1%
Environmental Services cost of revenues for the three months ended June 30, 2018 increased $54.8 million from the comparable period in 2017 primarily due to increases in labor related costs of $35.8 million along with equipment and supply costs of $11.4 million and transportation, disposal and fuel costs of $7.5 million. The incremental operating costs were driven by higher volumes of waste handled in our facilities and incremental costs associated with the acquisition of the Veolia Business.
Environmental Services cost of revenues for the six months ended June 30, 2018 increased $97.5 million from the comparable period in 2017 primarily due to increases in labor related costs of $59.6 million along with equipment and supply costs of $28.1 million and transportation, disposal and fuel costs of $11.3 million. The incremental operating costs were driven by higher volumes of waste handled in our facilities, increased cost of certain commodity supplies such as fuel and solvents, as well as incremental costs related to repairs which needed to be made at our incinerators and our solvent recycling facility. These repair costs are the primary factor in the increase in cost of revenues as a percentage of direct revenue for the period.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues	$181,494	$172,684	$8,810	5.1%	$359,231	$344,432	$14,799	4.3%
As a % of Direct Revenue	61.6%	63.6%		(2.0)%	62.8%	64.7%		(1.9)%
Safety-Kleen cost of revenues for the three months ended June 30, 2018 increased $8.8 million from the comparable period in 2017 primarily due to increased costs of oil additives and other raw materials of $4.0 million and increased transportation, disposal and fuel costs of $2.5 million. These increases were the result of overall growth of the business and increases seen in commodities pricing. Despite these increases in costs gross margin has expanded as we continue to effectively manage the spread in our re-refinery business and implement new pricing strategies.
Safety-Kleen cost of revenues for the six months ended June 30, 2018 increased $14.8 million from the comparable period in 2017 primarily due to increased costs of oil additives and other raw materials of $5.8 million, increased transportation, disposal and fuel costs of $5.7 million and labor related costs of $3.7 million. These increases are in line with the overall growth of the business. Costs as a percentage of direct revenues decreased over the comparable periods of 2017 as we have been able to gain greater leverage from our cost structure.

Selling, General and Administrative ("SG&A") Expenses
We strive to manage our selling, general and administrative expenses commensurate with the overall performance of our segments and corresponding revenue levels. We believe that our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$43,775	$39,716	$4,059	10.2%	$84,245	$80,561	$3,684	4.6%
As a % of Direct Revenue	7.9%	8.2%		(0.3)%	8.2%	8.8%		(0.6)%
Environmental Services selling, general and administrative expenses for the three months ended June 30, 2018 increased $4.1 million from the comparable period in 2017 due to increases in salary and benefit related costs of $2.4 million variable compensation of $1.2 million and increases across various other expense categories of $0.5 million. As a percentage of direct revenue, SG&A costs decreased as the additional revenues outpace incremental SG&A costs.
Environmental Services selling, general and administrative expenses for the six months ended June 30, 2018 increased $3.7 million from the comparable period in 2017 due primarily to increases in salary and benefit related costs of $4.4 million offset by a decrease across various expense categories of $0.7 million. As a percentage of direct revenue Environmental Services margins improved for the six months ended June 30, 2018 as compared to the same period in prior year, thereby leveraging increased revenues.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$39,872	$38,350	$1,522	4.0%	$78,215	$75,069	$3,146	4.2%
As a % of Direct Revenue	13.5%	14.1%		(0.6)%	13.7%	14.1%		(0.4)%
Safety-Kleen selling, general and administrative expenses for the three and six months ended June 30, 2018 increased $1.5 million and $3.1 million, respectively, from the comparable periods in 2017 primarily due to an increase in variable compensation consistent with the increase in revenues of the business. As a percentage of direct revenue Safety-Kleen costs remained consistent for the three and six months ended June 30, 2018 with the comparable periods in 2017.
Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$42,348	$34,228	$8,120	23.7%	$78,623	$68,885	$9,738	14.1%
Corporate Items selling, general and administrative expenses for the three and six months ended June 30, 2018 increased $8.1 million and $9.7 million, respectively, from the comparable periods in 2017 primarily due to increases in salaries, benefits and variable compensation, including costs associated with the acquired Veolia Business and our commitment to investing in our employees.

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

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$109,199	$94,832	$14,367	15.1%	$170,616	$155,022	$15,594	10.1%
Safety-Kleen	73,069	60,281	12,788	21.2	134,953	112,649	22,304	19.8
Corporate Items	(42,707)	(34,422)	(8,285)	(24.1)	(77,743)	(66,845)	(10,898)	(16.3)
Total	$139,561	$120,691	$18,870	15.6%	$227,826	$200,826	$27,000	13.4%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$30,747	$25,880	$18,116	$4,487
Accretion of environmental liabilities	2,448	2,416	4,878	4,706
Depreciation and amortization	72,760	71,531	147,604	143,943
Other (income) expense, net	(846)	833	(547)	2,382
Loss on early extinguishment of debt	—	6,045	—	6,045
Gain on sale of business	—	(31,722)	—	(31,722)
Interest expense, net of interest income	20,769	22,492	41,039	45,068
Provision for income taxes	13,683	23,216	16,736	25,917
Adjusted EBITDA	$139,561	$120,691	$227,826	$200,826

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$64,191	$61,839	$2,352	3.8%	$129,791	$125,166	$4,625	3.7%
Permits and other intangibles amortization	8,569	9,692	(1,123)	(11.6)	17,813	18,777	(964)	(5.1)
Total depreciation and amortization	$72,760	$71,531	$1,229	1.7%	$147,604	$143,943	$3,661	2.5%

Depreciation and amortization for the three months ended June 30, 2018 increased $1.2 million from the comparable period in 2017, primarily due to incremental depreciation from acquisitions.
Depreciation and amortization for the six months ended June 30, 2018 increased $3.7 million from the comparable period in 2017, primarily due to increased volumes at our landfills which drove increased landfill amortization and incremental depreciation from acquisitions.
Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2018 over 2017		June 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision for income taxes	$13,683	$23,216	$(9,533)	(41.1)%	$16,736	$25,917	$(9,181)	(35.4)%
The income tax provision for the three and six months ended June 30, 2018 decreased $9.5 million and $9.2 million as compared to the comparable periods in 2017. The decrease in the three and six months ended June 30, 2018 was primarily due to the lower US federal statutory rate for 2018 which was enacted as part of the Tax Cuts and Jobs Act signed into law in December of 2017. Our effective tax rate for the three and six months ended June 30, 2018 was 30.8% and 48.0%, respectively, compared to 47.3% and 85.2% for the same periods in 2017. The variations in the effective income tax rates for the six months ended June 30, 2018 and the three and six months ended June 30, 2017 as compared to more customary relationships between pre-tax income and the provision for income taxes were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities during these periods.
For the six months ended June 30, 2018, we did not record $6.1 million of income tax benefits generated from losses at certain of our Canadian entities. For the three and six months ended June 30, 2017, we did not record $2.7 million and $13.2 million, respectively, of income tax benefits.
Liquidity and Capital Resources

	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net cash from operating activities	$129,670	$116,931
Net cash used in investing activities	(216,141)	(50,370)
Net cash (used in) from financing activities	(33,928)	70,702
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2018 was $129.7 million, an increase of $12.7 million from the comparable period in 2017. The increase in operating cash flows as compared to the comparable period of 2017 was most directly attributable to greater levels of operating income and lower interest payments offset by higher working capital levels due to growth in our business. Operating cash flows for the remainder of 2018 are expected to continue to be greater than prior year levels.

Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2018 was $216.1 million, an increase of $165.8 million from the comparable period in 2017. The change was primarily driven by the use of cash to fund the acquisition of the Veolia Business on February 23, 2018 and the proceeds from the Transformer Services divestiture in June 2017.
Net cash (used in) from financing activities
Net cash used in financing activities for the six months ended June 30, 2018 was $33.9 million, compared with net cash from financing activities of $70.7 million in the comparable period in 2017. In the six months ended June 30, 2017, we had net proceeds from the issuance of debt as we entered into the $400.0 million Term Loan Agreement and used the proceeds to purchase approximately $296.2 million aggregate principal amount of our previously outstanding 2020 Notes. In the six months ended June 30, 2018, we had no net proceeds from the issuance of debt and had a net cash outflow due to an increase in repurchases of common stock, which were partially offset by a change in uncashed checks which resulted from the timing of payments made.
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
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash from operating activities	$129,670	$116,931
Additions to property, plant and equipment	(94,139)	(88,742)
Proceeds from sale and disposal of fixed assets	2,641	2,121
Adjusted free cash flow	$38,172	$30,310
Working Capital
At June 30, 2018, cash and cash equivalents totaled $197.1 million, compared to $319.4 million at December 31, 2017. At June 30, 2018, cash and cash equivalents held by our foreign subsidiaries totaled $43.2 million and were readily convertible into other foreign currencies including U.S. dollars. At June 30, 2018, the cash and cash equivalent balance for our U.S. operations was $153.9 million, and our U.S. operations had net operating cash flow of $117.0 million for the six months ended June 30, 2018. Additionally, we have a $400.0 million revolving credit facility of which approximately $244.3 million was available to borrow at June 30, 2018. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. We also believe that cash held by our foreign subsidiaries will be required to fund those foreign operations. Accordingly, although repatriation to the U.S. of foreign earnings would generally be subject to taxation, we have not recorded any deferred tax liability related to such repatriation since we intend to permanently reinvest foreign earnings outside the U.S.
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
Financing Arrangements
The financing arrangements and principal terms of our $400.0 million principal amount of 5.25% senior unsecured notes due 2020, $845.0 million principal amount of 5.125% senior unsecured notes due 2021, and $396.0 million senior secured notes due

2024 which were outstanding at June 30, 2018, and our $400.0 million revolving credit facility, are discussed further in Note 12, “Financing Arrangements,” to our consolidated financial statements included herein. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of June 30, 2018, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
As discussed in Note 12, “Financing Arrangements,” to our consolidated financial statements, we have refinanced a portion of our debt portfolio whereby the $400 million of previously outstanding 5.25% senior unsecured notes due 2020 have been replaced by $350 million of incremental term loans under our variable rate Term Loan Agreement and $50 million of borrowings under our revolving credit facility. In connection with the addition of this variable rate debt, we intend to enter into an interest rate swap instrument in order to effectively hedge the future risk of rising interest rates and effectively fix the interest rate on $350 million of our variable rate debt.
Environmental Liabilities

(in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Closure and post-closure liabilities	$65,504	$61,037	$4,467	7.3%
Remedial liabilities	121,275	124,468	(3,193)	(2.6)
Total environmental liabilities	$186,779	$185,505	$1,274	0.7%
Total environmental liabilities as of June 30, 2018 were $186.8 million, an increase of $1.3 million, compared to December 31, 2017 primarily due to accretion of $4.9 million and new asset retirement obligations and liabilities assumed in acquisition of $2.1 million, partially offset by expenditures of $4.6 million and a benefit from changes in environmental liability estimates of $0.7 million.
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

Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first six months of 2018 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill is allocated as of December 31, 2017 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. As a result of changes in our organizational structure and resulting change in our operating segments discussed above, we concluded that, for purposes of reviewing for potential goodwill impairment, we had four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Kleen Performance Products and Safety-Kleen Environmental Services. The results of operations for our Environmental Sales and Service and Environmental Facilities reporting units are included in our Environmental Services segment, and the results of operations for our SK Environmental and Kleen Performance Products reporting units are included in our Safety-Kleen segment. We allocated goodwill to our new reporting units using a relative fair value approach. Due to the change in our reporting units, we completed an assessment of any potential goodwill impairment immediately prior to and subsequent to the reorganization, which was effective January 1, 2018, and determined that no impairment existed.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2018 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the six months ended June 30, 2018, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2018 through April 30, 2018	200,959	$47.38	180,694	$328,357,065
May 1, 2018 through May 31, 2018	41,067	$50.57	40,298	$326,315,292
June 1, 2018 through June 30, 2018	42,044	$53.46	30,808	$324,670,703
Total	284,070	$48.74	251,800	$324,670,703
______________________

(1)	Includes 32,270 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	August 1, 2018

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	August 1, 2018