Form 10-Q
period 2018-09-30
CLEAN HARBORS INC
filed 2018-10-31
CIK 822818

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
_______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	56,005,486
(Class)	(Outstanding as of October 26, 2018)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$215,497	$319,399
Short-term marketable securities	37,380	38,179
Accounts receivable, net of allowances aggregating $32,260 and $27,799, respectively	608,645	528,924
Unbilled accounts receivable	63,964	35,922
Deferred costs	19,849	20,445
Inventories and supplies	196,045	176,012
Prepaid expenses and other current assets	35,441	35,175
Total current assets	1,176,821	1,154,056
Property, plant and equipment, net	1,614,429	1,587,365
Other assets:
Goodwill	514,102	478,523
Permits and other intangibles, net	451,355	469,128
Other	17,622	17,498
Total other assets	983,079	965,149
Total assets	$3,774,329	$3,706,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$4,000
Accounts payable	248,405	224,231
Deferred revenue	65,172	67,822
Accrued expenses	229,932	187,982
Current portion of closure, post-closure and remedial liabilities	25,256	19,782
Total current liabilities	576,300	503,817
Other liabilities:
Closure and post-closure liabilities, less current portion of $9,576 and $6,444, respectively	57,805	54,593
Remedial liabilities, less current portion of $15,680 and $13,338, respectively	105,032	111,130
Long-term obligations, less current portion	1,616,156	1,625,537
Deferred taxes, unrecognized tax benefits and other long-term liabilities	221,712	223,291
Total other liabilities	2,000,705	2,014,551
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 55,997,893 and 56,501,190 shares, respectively	560	565
Additional paid-in capital	661,546	686,962
Accumulated other comprehensive loss	(185,505)	(172,407)
Accumulated earnings	720,723	673,082
Total stockholders’ equity	1,197,324	1,188,202
Total liabilities and stockholders’ equity	$3,774,329	$3,706,570
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$685,183	$612,352	$2,001,681	$1,783,506
Product revenues	157,998	143,494	440,418	414,069
Total revenues	843,181	755,846	2,442,099	2,197,575
Cost of revenues: (exclusive of items shown separately below)
Service revenues	464,612	412,369	1,385,684	1,215,812
Product revenues	116,073	107,226	325,010	320,171
Total cost of revenues	580,685	519,595	1,710,694	1,535,983
Selling, general and administrative expenses	121,219	113,252	362,302	337,767
Accretion of environmental liabilities	2,450	2,347	7,328	7,053
Depreciation and amortization	73,082	72,989	220,686	216,932
Income from operations	65,745	47,663	141,089	99,840
Other expense, net	(996)	(432)	(449)	(2,814)
Loss on early extinguishment of debt	(2,469)	(1,846)	(2,469)	(7,891)
(Loss) gain on sale of business	—	(77)	—	31,645
Interest expense, net of interest income of $736, $573, $2,086 and $1,098, respectively	(19,916)	(20,675)	(60,955)	(65,743)
Income before provision for income taxes	42,364	24,633	77,216	55,037
Provision for income taxes	11,275	12,575	28,011	38,492
Net income	$31,089	$12,058	$49,205	$16,545
Earnings per share:
Basic	$0.55	$0.21	$0.88	$0.29
Diluted	$0.55	$0.21	$0.87	$0.29
Shares used to compute earnings per share - Basic	56,059	57,033	56,222	57,149
Shares used to compute earnings per share - Diluted	56,291	57,195	56,360	57,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$31,089	$12,058	$49,205	$16,545
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities (net of taxes of $7, $7, $95 and $129, respectively)	(932)	11	(1,138)	170
Reclassification adjustment for losses on available-for-sale securities included in net income (net of taxes of $0, $0, $0 and $79, respectively)	—	—	—	143
Unrealized loss on interest rate hedge (net of taxes of $0, $0, $0 and $0)	(310)	—	(310)	—
Foreign currency translation adjustments (including a tax benefit of $5.6 million in the nine months ended September 30, 2018)	9,832	23,698	(11,650)	44,545
Other comprehensive income (loss)	8,590	23,709	(13,098)	44,858
Comprehensive income	$39,679	$35,767	$36,107	$61,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$49,205	$16,545
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	220,686	216,932
Allowance for doubtful accounts	6,869	5,635
Amortization of deferred financing costs and debt discount	2,841	2,562
Accretion of environmental liabilities	7,328	7,053
Changes in environmental liability estimates	(301)	(312)
Deferred income taxes	61	184
Stock-based compensation	10,726	9,212
Other expense, net	449	2,814
Gain on sale of business	—	(31,645)
Loss on early extinguishment of debt	2,469	7,891
Environmental expenditures	(7,238)	(10,078)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(76,249)	(38,122)
Inventories and supplies	(20,534)	(4,975)
Other current assets	(523)	18,305
Accounts payable	22,041	(7,085)
Other current and long-term liabilities	29,385	26,553
Net cash from operating activities	247,215	221,469
Cash flows used in investing activities:
Additions to property, plant and equipment	(150,722)	(127,736)
Proceeds from sale and disposal of fixed assets	6,111	5,375
Acquisitions, net of cash acquired	(151,023)	(44,432)
Proceeds from sale of businesses, net of transactional costs	—	46,339
Additions to intangible assets, including costs to obtain or renew permits	(3,500)	(1,348)
Proceeds from sale of available-for-sale securities	20,123	376
Purchases of available-for-sale securities	(20,471)	—
Net cash used in investing activities	(299,482)	(121,426)
Cash flows used in financing activities:
Change in uncashed checks	(3,476)	(8,657)
Proceeds from exercise of stock options	—	46
Tax payments related to withholdings on vested restricted stock	(2,566)	(2,321)
Repurchases of common stock	(33,581)	(24,465)
Deferred financing costs paid	(3,938)	(5,746)
Premiums paid on early extinguishment of debt	(1,219)	(6,028)
Principal payment on debt	(403,884)	(401,000)
Issuance of senior secured notes, net of discount	348,250	399,000
Borrowing from revolving credit facility	50,000	—
Net cash used in financing activities	(50,414)	(49,171)
Effect of exchange rate change on cash	(1,221)	3,789
(Decrease) increase in cash and cash equivalents	(103,902)	54,661
Cash and cash equivalents, beginning of period	319,399	306,997
Cash and cash equivalents, end of period	$215,497	$361,658
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$58,312	$67,550
Income taxes paid	16,071	14,321
Non-cash investing activities:
Property, plant and equipment accrued	13,834	14,509
Transfer of inventory to property, plant and equipment	—	12,641
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2018	56,501	$565	$686,962	$(172,407)	$673,082	$1,188,202
Cumulative effect of change in accounting principle	—	—	—	—	(1,564)	(1,564)
Net income	—	—	—	—	49,205	49,205
Other comprehensive loss	—	—	—	(13,098)	—	(13,098)
Stock-based compensation	—	—	10,726	—	—	10,726
Issuance of restricted shares, net of shares remitted and tax withholdings	133	1	(2,567)	—	—	(2,566)
Repurchases of common stock	(636)	(6)	(33,575)	—	—	(33,581)
Balance at September 30, 2018	55,998	$560	$661,546	$(185,505)	$720,723	$1,197,324

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
Changes in Reporting Segments
During the first quarter of fiscal year 2018, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective and is expected to deepen customer relationships and allow for efficiencies across the Company's operations through the sharing of resources, namely labor and equipment which will reduce third party spend and promote the cross selling of such business offerings. In connection with this reorganization, the Company’s chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of the Company’s operating segments in the first quarter of 2018 and resulted in a change in the Company’s assessment of its operating segments. Upon reconsideration of the identification of the Company’s operating segments, the Company concluded that there are now two operating segments for disclosure in accordance with ASC 280 Segment reporting; (i) the Environmental Services segment which consists of the Company’s historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses and (ii) the Safety-Kleen segment. See Note 18, "Segment Reporting," for more information. The amounts presented for the three and nine months ended September 30, 2017 have been recast to reflect the impact of such changes. These reclassifications and adjustments had no effect on the consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.
Recent Accounting Pronouncements
Standards implemented
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method for all contracts. Results for reporting periods beginning on the date of adoption are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting methodology pursuant to ASC 605, Revenue Recognition. Upon adoption, a cumulative effect adjustment was not required as the majority of the Company’s contracts are recognized based on time and materials incurred and were not impacted by the new guidance. The Company has concluded that the most significant impact of the standard relates to the incremental disclosures required.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendment better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted the amendment in the third quarter of 2018. Adoption did not have a material impact on the Company's consolidated financial statements.
Standards to be implemented
The Company is evaluating the impact that the below standards to be implemented will have on the Company's consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In February 2018, FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendment clarifies that land easements are within the scope of the new leases standard (ASC 842) and introduces a new transition practical expedient allowing a company to not assess whether existing and expired land easements that were not previously accounted for as leases under current US GAAP (ASC 840) are or contain leases under ASC 842. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In August 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendment provides entities with an additional (and optional) transition method to adopt the new leases standard and provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. The Company will adopt the new standard beginning on January 1, 2019. While the Company is still continuing to assess the effect of adoption, it expects that the new standard will have a material effect on its consolidated balance sheet related to the recognition of new assets and lease liabilities. In preparation for the adoption of the guidance, the Company is in the process of implementing new software, testing and validating the data in the new software and changing controls and processes to enable the preparation of financial information.
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

Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	For the Three Months Ended September 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$410,792	$307,497	$(66)	$718,223
Canada	98,021	26,404	533	124,958
Total third party revenues	$508,813	$333,901	$467	$843,181

Sources of Revenue (1)
Technical Services	$264,769	$—	$—	$264,769
Field and Emergency Response Services	77,025	—	—	77,025
Industrial Services	134,323	—	—	134,323
Oil, Gas and Lodging Services and Other	32,696	—	467	33,163
Safety-Kleen Environmental Services	—	200,681	—	200,681
Kleen Performance Products	—	133,220	—	133,220
Total third party revenues	$508,813	$333,901	$467	$843,181

	For the Three Months Ended September 30, 2017
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$334,625	$290,653	$468	$625,746
Canada	105,538	24,375	187	130,100
Total third party revenues	$440,163	$315,028	$655	$755,846

Sources of Revenue (1)
Technical Services	$246,323	$—	$—	$246,323
Field and Emergency Response Services	76,446	—	—	76,446
Industrial Services	90,894	—	—	90,894
Oil, Gas and Lodging Services and Other	26,500	—	655	27,155
Safety-Kleen Environmental Services	—	191,420	—	191,420
Kleen Performance Products	—	123,608	—	123,608
Total third party revenues	$440,163	$315,028	$655	$755,846

	For the Nine Months Ended September 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,162,891	$901,198	$442	$2,064,531
Canada	305,526	71,336	706	377,568
Total third party revenues	$1,468,417	$972,534	$1,148	$2,442,099

Sources of Revenue (1)
Technical Services	$758,081	$—	$—	$758,081
Field and Emergency Response Services	223,052	—	—	223,052
Industrial Services	399,132	—	—	399,132
Oil, Gas and Lodging Services and Other	88,152	—	1,148	89,300
Safety-Kleen Environmental Services	—	594,876	—	594,876
Kleen Performance Products	—	377,658	—	377,658
Total third party revenues	$1,468,417	$972,534	$1,148	$2,442,099

	For the Nine Months Ended September 30, 2017
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$991,731	$843,341	$756	$1,835,828
Canada	293,970	67,544	233	361,747
Total third party revenues	$1,285,701	$910,885	$989	$2,197,575

Sources of Revenue (1)
Technical Services	$731,028	$—	$—	$731,028
Field and Emergency Response Services	208,172	—	—	208,172
Industrial Services	265,695	—	—	265,695
Oil, Gas and Lodging Services and Other	80,806	—	989	81,795
Safety-Kleen Environmental Services	—	575,964	—	575,964
Kleen Performance Products	—	334,921	—	334,921
Total third party revenues	$1,285,701	$910,885	$989	$2,197,575

______________________

1.
All revenue except Kleen Performance Products and product sales within Safety-Kleen Environmental Services, which includes allied products and direct blended oil sales, are recognized over time. Kleen Performance Products and Safety-Kleen Environmental Services product sales are recognized at a point in time.

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
Safety-Kleen Environmental Services. Safety-Kleen Environmental Services revenues are generated from providing parts washer services, containerized waste handling and disposal services, oil collection services, direct sales of blended oil products, and other complementary services and product sales. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Other products and services include vacuum services, sale of allied supply products and other environmental services. Revenues from parts washer services include fees charged to customers for their use of parts washer equipment, to clean and maintain parts washer equipment and to remove and replace used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the service. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control. Control transfers when the products are delivered to the customer.
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
Contract Balances

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Receivables	$608,645	$528,924	$531,696	$496,226
Contract Assets (Unbilled Receivables)	63,964	35,922	40,933	36,190
Contract Liabilities (Deferred Revenue)	65,172	67,822	69,236	64,397

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets. Contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. As part of the acquisition of the Veolia Business on February 23, 2018, the Company acquired receivables and contract assets of $20.5 million and $17.7 million, respectively. Changes in the contract asset and liability balances during the nine-month periods ended September 30, 2018 and September 30, 2017 were not materially impacted by any other factors. The contract liability balances at the beginning of each period presented were fully recognized in the subsequent three-month period.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of orders for which work has not been performed. As of September 30, 2018, all remaining performance obligations were for contracts with an original expected length of one year or less.
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

(4) BUSINESS COMBINATIONS
2018 Acquisition

On August 31, 2018, Clean Harbors acquired a privately owned company which is expected to expand the environmental services and waste oil capabilities of the Company. The acquired company is included in the Safety-Kleen and Environmental Services segments. In connection with this acquisition, a preliminary goodwill amount of $16.0 million was recognized.
On February 23, 2018, the Company completed the acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business"). The acquisition provides significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business. The Company acquired the Veolia Business for a purchase price of $120.0 million subject to certain post-closing adjustments. The acquisition was financed with cash on hand. The amount of revenue from the Veolia Business included in the Company's results of operations for the three and nine months ended September 30, 2018 was $44.9 million and $108.8 million, respectively. The amount of pre-tax (loss) income for the three and nine months ended September 30, 2018 was $(0.8) million and $2.5 million, respectively. During the three and nine months ended September 30, 2018, the Company incurred acquisition-related costs of approximately $0.2 million and $1.2 million, respectively, in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of operations. The Veolia Business is included in the Environmental Services segment.

The allocation of the Veolia Business purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of February 23, 2018, as the Company is continuing to obtain information to complete its valuation of these accounts and the associated tax accounting. The components and preliminary allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2018
Accounts receivable, including unbilled receivables	$40,773	$(2,580)	$38,193
Inventories and supplies	1,442	(316)	1,126
Prepaid expenses and other current assets	1,005	(219)	786
Property, plant and equipment	72,244	—	72,244
Permits and other intangibles	5,140	—	5,140
Current liabilities	(15,908)	(2,717)	(18,625)
Closure and post-closure liabilities	(604)	250	(354)
Total identifiable net assets	104,092	(5,582)	98,510
Goodwill	15,908	5,582	21,490
Total purchase price	$120,000	$—	$120,000

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

The following table presents income attributable to the Transformer Services business included in the Company's consolidated results of operations for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Income before provision for income taxes	$—	$2,771

(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Oil and oil products	$72,268	$58,142
Supplies and drums	99,773	94,242
Solvent and solutions	9,200	9,167
Modular camp accommodations	1,657	1,826
Other	13,147	12,635
Total inventories and supplies	$196,045	$176,012
As of September 30, 2018 and December 31, 2017, other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze. Supplies and drums consisted primarily of drums and containers as well as critical spare parts to support the Company's incinerator and re-refinery operations.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$125,804	$121,658
Asset retirement costs (non-landfill)	14,857	14,593
Landfill assets	149,748	144,539
Buildings and improvements	443,908	414,384
Camp equipment	163,427	170,012
Vehicles	723,872	617,959
Equipment	1,697,920	1,644,102
Furniture and fixtures	5,652	5,708
Construction in progress	29,373	57,618
	3,354,561	3,190,573
Less - accumulated depreciation and amortization	1,740,132	1,603,208
Total property, plant and equipment, net	$1,614,429	$1,587,365
Interest in the amount of $0.1 million and $0.5 million was capitalized to property, plant and equipment during the three and nine months ended September 30, 2018, respectively. Interest in the amount of $0.2 million and $0.4 million was capitalized to property, plant and equipment during the three and nine months ended September 30, 2017, respectively. Depreciation expense, inclusive of landfill amortization, was $64.9 million and $194.7 million for the three and nine months ended September 30, 2018, respectively. Depreciation expense, inclusive of landfill amortization, was $64.0 million and $189.2 million for the three and nine months ended September 30, 2017, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2018 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2018	$172,386	$306,137	$478,523
Increase from current period acquisitions	33,281	4,168	37,449
Measurement period adjustments from prior period acquisitions	(78)	—	(78)
Foreign currency translation	(829)	(963)	(1,792)
Balance at September 30, 2018	$204,760	$309,342	$514,102
The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value.
As discussed in Note 18, “Segment Reporting,” during the first quarter of fiscal year 2018 and as a result of operational and managerial changes in several of the Company’s businesses, the identification of operating segments in accordance with ASC 280, Segment Information, was changed. As a result of the Company's conclusions about the identification of operating segments, the Company also concluded that, for purposes of reviewing for potential goodwill impairment, it now has four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Kleen Performance Products and Safety-Kleen Environmental Services. The Company allocated goodwill to the newly identified reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.
As of September 30, 2018 and December 31, 2017, the Company's total finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$177,628	$78,419	$99,209	$174,721	$74,347	$100,374
Customer and supplier relationships	400,292	178,506	221,786	399,224	158,972	240,252
Other intangible assets	37,844	31,412	6,432	36,766	31,592	5,174
Total amortizable permits and other intangible assets	615,764	288,337	327,427	610,711	264,911	345,800
Indefinite lived trademarks and trade names	123,928	—	123,928	123,328	—	123,328
Total permits and other intangible assets	$739,692	$288,337	$451,355	$734,039	$264,911	$469,128
Amortization expense of permits and other intangible assets was $8.1 million and $26.0 million in the three and nine months ended September 30, 2018, respectively. Amortization expense of permits and other intangible assets was $8.9 million and $27.7 million in the three and nine months ended September 30, 2017, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2018 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2018 (three months)	$8,481
2019	32,488
2020	30,137
2021	27,645
2022	27,476
Thereafter	201,200
$327,427

(9) ACCRUED EXPENSES
Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Insurance	$72,636	$57,889
Interest	14,736	12,660
Accrued compensation and benefits	68,657	55,861
Income, real estate, sales and other taxes	37,307	27,330
Other	36,596	34,242
	$229,932	$187,982
(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2018 through September 30, 2018 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2018	$32,382	$28,655	$61,037
Liabilities assumed in acquisition	—	354	354
New asset retirement obligations	2,052	—	2,052
Accretion	1,898	1,897	3,795
Changes in estimates recorded to statement of operations	—	400	400
Changes in estimates recorded to balance sheet	871	64	935
Expenditures	(787)	(269)	(1,056)
Currency translation and other	(79)	(57)	(136)
Balance at September 30, 2018	$36,337	$31,044	$67,381
All of the landfill facilities included in the above were active as of September 30, 2018. There were no significant charges (benefits) in 2018 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first nine months of 2018 were discounted at the credit-adjusted risk-free rate of 5.66%.

(11) REMEDIAL LIABILITIES
The changes to remedial liabilities for the nine months ended September 30, 2018 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2018	$1,800	$65,342	$57,326	$124,468
Accretion	64	2,074	1,395	3,533
Changes in estimates recorded to statement of operations	—	(56)	(645)	(701)
Expenditures	(35)	(2,911)	(3,236)	(6,182)
Currency translation and other	—	892	(1,298)	(406)
Balance at September 30, 2018	$1,829	$65,341	$53,542	$120,712
In the nine months ended September 30, 2018, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(12) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

	September 30, 2018	December 31, 2017
Senior secured Term Loan Agreement ("Term Loan Agreement")	$7,535	$4,000
Current portion of long-term obligations, at carrying value	$7,535	$4,000

Senior secured Term Loan Agreement due June 30, 2024	$736,581	$394,000
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	—	400,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Revolving credit facility	50,000	—
Long-term obligations, at par	$1,631,581	$1,639,000
Unamortized debt issuance costs and premium, net	(15,425)	(13,463)
Long-term obligations, at carrying value	$1,616,156	$1,625,537

Total current and long-term obligations, at carrying value	$1,623,691	$1,629,537

Financing Activities
On April 17, 2018, the Company, and substantially all of the Company's domestic subsidiaries as guarantors, entered into the first amendment (“First Amendment”) of the Term Loan Agreement. The First Amendment reduced the applicable interest rate margin for the Company’s initial term loans (the "Term Loans") outstanding under the Term Loan Agreement by 25 basis points for both Eurocurrency borrowings and base rate borrowings. After giving effect to the repricing, the applicable interest rate margins for the Term Loans are 1.75% for Eurocurrency borrowings and 0.75% for base rate borrowings.
On July 19, 2018, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into an Incremental Facility Amendment (the “Incremental Facility Amendment”) to the Company’s Term Loan Agreement. The Incremental Facility Amendment increased the principal amount of the Term Loans outstanding under the Term Loan Agreement by $350.0 million. Term Loans under the Term Loan Agreement will mature on June 30, 2024 and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans or if the Company engages in certain repricing transactions before January 19, 2019, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the Term Loan Agreement are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.
Concurrently with the closing on July 19, 2018 of the Incremental Facility Amendment, the Company purchased $322.0 million aggregate principal of the 2020 Notes. The total amount paid in purchasing the 2020 Notes was $330.9 million including $7.9 million of accrued interest. On August 1, 2018, the Company redeemed the remaining $78.0 million of outstanding 2020 Notes.
At September 30, 2018 and December 31, 2017, the fair value of the Term Loans was $746.0 million and $400.5 million, respectively, based on quoted market prices or other available market data. At September 30, 2018 and December 31, 2017, the fair value of the Company's 2021 Notes was $846.1 million and $855.7 million, respectively, based on quoted market prices for the instrument. The fair values of the Term Loans, 2020 Notes and 2021 Notes are considered Level 2 measures according to the fair value hierarchy.
The Company also maintains a $400.0 million revolving credit facility under which in connection with the redemption of the $78.0 million of 2020 Notes, the Company borrowed $50.0 million. At September 30, 2018, approximately $194.4 million was available to borrow and outstanding letters of credit were $130.0 million. At December 31, 2017, $217.8 million was available to borrow and outstanding letters of credit were $134.1 million.

Cash Flow Hedge
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
Although the interest rate on all $744.1 million aggregate principal amount of Term Loans which were outstanding on September 30, 2018 is variable under the Term Loan Agreement, the Company has effectively fixed the interest rate on the first $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the 1-month LIBOR index and pays interest at a weighted average rate of approximately 2.92%. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of Term Loans is therefore approximately 4.67%.
The Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. No ineffectiveness has been identified on these swaps and, therefore, all unrealized changes in fair value are recorded in accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the Statement of Operations in the same period or periods during which the hedged transaction affects earnings.
As of September 30, 2018, we have recorded a derivative liability with a fair value of $0.3 million within accrued expenses in connection with these cash flow hedges.
The fair value of the interest rate swaps included in the Level 2 tier of the fair value hierarchy is calculated using discounted cash flow valuation methodologies based upon the one month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$31,089	$12,058	$49,205	$16,545

Denominator:
Basic shares outstanding	56,059	57,033	56,222	57,149
Dilutive effect of equity-based compensation awards	232	162	138	131
Dilutive shares outstanding	56,291	57,195	56,360	57,280

Basic income per share:	$0.55	$0.21	$0.88	$0.29

Diluted income per share:	$0.55	$0.21	$0.87	$0.29
For the three months ended September 30, 2018 and September 30, 2017, the dilutive effect of all then outstanding restricted stock and performance awards is included in the EPS calculation above except for 304,644 and 301,300, respectively, of performance stock awards for which the performance criteria were not attained at that time and 6,565 and 3,724, respectively, of restricted stock awards which were antidilutive at that time.
For the nine months ended September 30, 2018 and September 30, 2017, the dilutive effect of all then outstanding restricted stock and performance awards is included in the EPS calculation above except for 304,644 and 301,300, respectively, of performance stock awards for which the performance criteria were not attained at that time and 91,743 and 19,485, respectively, of restricted stock awards which were antidilutive at that time.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the nine months ended September 30, 2018 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Losses on Available-For-Sale Securities	Unrealized Loss on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2018	$(170,575)	$(146)	$—	$(1,686)	$(172,407)
Other comprehensive loss before tax effects	(17,259)	(1,043)	(310)	—	(18,612)
Tax effects	5,609	(95)	—	—	5,514
Other comprehensive loss	$(11,650)	$(1,138)	$(310)	$—	$(13,098)
Balance at September 30, 2018	$(182,225)	$(1,284)	$(310)	$(1,686)	$(185,505)
(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2018 was $4.1 million and $10.7 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2017 was $4.0 million and $9.2 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.8 million and $2.0 million for the three and nine months ended September 30, 2018, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $1.2 million and $2.7 million for the three and nine months ended September 30, 2017, respectively.
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

The following table summarizes information about restricted stock awards for the nine months ended September 30, 2018:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2018	604,933	$54.23
Granted	308,016	$54.39
Vested	(172,946)	$54.61
Forfeited	(41,244)	$54.04
Balance at September 30, 2018	698,759	$54.22

As of September 30, 2018, there was $28.5 million of total unrecognized compensation cost arising from restricted stock awards under the Company's Plans. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2018 was $1.1 million and $9.4 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2017 was $0.5 million and $6.2 million, respectively.

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

The following table summarizes information about performance stock awards for the nine months ended September 30, 2018:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2018	190,129	$55.63
Granted	171,584	$55.71
Vested	(8,696)	$54.26
Forfeited	(27,181)	$55.43
Balance at September 30, 2018	325,836	$55.73

As of September 30, 2018, there was $2.1 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's Plans. No performance awards vested during the three months ended September 30, 2018. The total fair value of performance awards vested during the nine months ended September 30, 2018 was $0.5 million. No performance awards vested during the three months ended September 30, 2017. The total fair value of performance awards vested during the nine months ended September 30, 2017 was $1.4 million.

Common Stock Repurchases
On October 31, 2017, the Company's board of directors increased the size of the Company’s current share repurchase program from $300 million to $600 million. During the three and nine months ended September 30, 2018, the Company repurchased and retired a total of 0.1 million shares and 0.6 million shares, respectively, of the Company's common stock for a total cost of $7.1 million and $33.6 million, respectively. During the three and nine months ended September 30, 2017, the Company repurchased and retired a total of 0.2 million and 0.5 million, respectively, of the Company's common stock for a total cost of $12.2 million and $24.5 million, respectively. Through September 30, 2018, the Company has repurchased and retired a total of 5.4 million shares of the Company's common stock for a total cost of $282.4 million under this program. As of September 30, 2018, an additional $317.6 million remained available for repurchase of shares under the current authorized program.

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
At September 30, 2018 and December 31, 2017, the Company had recorded reserves of $21.8 million and $19.3 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2018 and December 31, 2017, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.7 million and $1.8 million more, respectively. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of September 30, 2018 and December 31, 2017, the $21.8 million and $19.3 million, respectively, of reserves consisted of (i) $17.0 million and $17.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $4.8 million and $1.4 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of September 30, 2018, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2018, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2018 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 63 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2018, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2018. From January 1, 2018 to September 30, 2018, six product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 128 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 128 sites, five (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 123 involve third party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 123 third party sites, 30 are now settled, 16 are currently requiring expenditures on remediation and 77 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $100,000 at 10 of the 123 third party sites.
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the Environmental Protection Agency (the "EPA") issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. The Company has completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and has also completed conducting the remedial investigation and feasibility study for Devil's Swamp under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA with issuance of a Record of Decision.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2018 and December 31, 2017, there were six and five, respectively, proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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
The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 26.6% and 36.3% compared to 51.0% and 69.9% for the same periods in 2017. The decrease in the effective tax rate for the three months ended September 30, 2018 was primarily attributable to a lower federal tax rate, a decrease in unrecognized tax benefits and the recording of tax benefits for prior period returns recorded as a discrete item in the quarter. The variations in the effective income tax rates for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, as compared to more customary relationships between pre-tax income and the provision for income taxes, were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities during these periods.
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company recognized its best estimate of the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the three and nine months ended September 30, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act. The Company is continuing to evaluate the impact of the Tax Act on its business and the consolidated financial statements and will make any adjustments to its provisional amounts in subsequent reporting periods upon obtaining, preparing or analyzing additional information affecting the income tax effects initially reported as a provisional amount. Any subsequent adjustment to these amounts will be recorded to tax expense in the fourth quarter of 2018 when the analysis will be completed, but the adjustment (if any) is not expected to be material.
As of September 30, 2018 and December 31, 2017, the Company had recorded $4.2 million and $5.1 million, respectively, of liabilities for unrecognized tax benefits and $0.8 million and $0.9 million of interest, respectively. The net decrease to the liability of $0.9 was related to the release of unrecognized tax benefits due to expiring statute of limitations.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by $0.6 million within the next 12 months.

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
The following table reconciles third party revenues to direct revenues for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$508,813	$33,022	$1,145	$542,980	$440,163	$31,757	$761	$472,681
Safety-Kleen	333,901	(33,022)	6	300,885	315,028	(31,757)	3	283,274
Corporate Items	467	—	(1,151)	(684)	655	—	(764)	(109)
Total	$843,181	$—	$—	$843,181	$755,846	$—	$—	$755,846

	For the Nine Months Ended September 30, 2018				For the Nine Months Ended September 30, 2017
	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$1,468,417	$99,278	$2,546	$1,570,241	$1,285,701	$95,465	$2,001	$1,383,167
Safety-Kleen	972,534	(99,278)	28	873,284	910,885	(95,465)	4	815,424
Corporate Items	1,148	—	(2,574)	(1,426)	989	—	(2,005)	(1,016)
Total	$2,442,099	$—	$—	$2,442,099	$2,197,575	$—	$—	$2,197,575
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA" which consists of net income plus accretion of environmental liabilities, depreciation and amortization, interest expense, net, loss on early extinguishment of debt, provision for income taxes and excludes loss (gain) on sale of business and other expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Environmental Services	$102,419	$86,505	$273,035	$241,527
Safety-Kleen	79,502	70,305	214,455	182,954
Corporate Items	(40,644)	(33,811)	(118,387)	(100,656)
Total	$141,277	$122,999	$369,103	$323,825
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,450	2,347	7,328	7,053
Depreciation and amortization	73,082	72,989	220,686	216,932
Income from operations	65,745	47,663	141,089	99,840
Other expense, net	996	432	449	2,814
Loss on early extinguishment of debt	2,469	1,846	2,469	7,891
Loss (gain) on sale of business	—	77	—	(31,645)
Interest expense, net of interest income	19,916	20,675	60,955	65,743
Income before provision for income taxes	$42,364	$24,633	$77,216	$55,037
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2018
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Property, plant and equipment, net	$997,708	$558,550	$58,171	$1,614,429
Goodwill	204,760	309,342	—	514,102
Permits and other intangibles, net	96,175	355,180	—	451,355
Total assets	$1,714,209	$1,445,995	$614,125	$3,774,329

	December 31, 2017
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Property, plant and equipment, net	$927,139	$582,162	$78,064	$1,587,365
Goodwill	172,386	306,137	—	478,523
Permits and other intangibles, net	97,519	371,609	—	469,128
Total assets	$1,541,241	$1,471,291	$694,038	$3,706,570

The following table presents total assets by geographical area (in thousands):

	September 30, 2018	December 31, 2017
United States	$3,090,011	$2,985,394
Canada	684,144	721,176
Other foreign	174	—
Total	$3,774,329	$3,706,570
(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The previously outstanding 2020 Notes and the 2021 Notes (collectively, the "Senior Unsecured Notes") and the Company's obligations under its Term Loan Agreement are guaranteed by substantially all of the Company’s subsidiaries organized in the United States. Each guarantor is a 100% owned subsidiary of Clean Harbors, Inc. and its guarantee is both full and unconditional and joint and several. The guarantees are, however, subject to customary release provisions under which, in particular, the guarantee of any domestic restricted subsidiary will be released if the Company sells such subsidiary to an unrelated third party in accordance with the terms of the indentures which govern the Senior Unsecured Notes and of the Term Loan Agreement. The Senior Unsecured Notes and the Company's obligations under its Term Loan Agreement are not guaranteed by the Company’s subsidiaries organized outside the United States. The following supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively, is presented in conformity with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”).

Following is the condensed consolidating balance sheet at September 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$52,158	$105,518	$57,821	$—	$215,497
Short-term marketable securities	368	—	37,012	—	37,380
Intercompany receivables	256,615	667,371	51,517	(975,503)	—
Accounts receivable, net	—	511,333	97,312	—	608,645
Other current assets	—	264,204	53,281	(2,186)	315,299
Property, plant and equipment, net	—	1,251,472	362,957	—	1,614,429
Investments in subsidiaries	3,185,768	599,352	—	(3,785,120)	—
Intercompany debt receivable	—	15,491	21,000	(36,491)	—
Goodwill	—	453,052	61,050	—	514,102
Permits and other intangibles, net	—	398,117	53,238	—	451,355
Other long-term assets	1,720	13,055	2,844	3	17,622
Total assets	$3,496,629	$4,278,965	$798,032	$(4,799,297)	$3,774,329
Liabilities and Stockholders’ Equity:
Current liabilities	$22,515	$428,273	$127,698	$(2,186)	$576,300
Intercompany payables	660,634	306,805	8,064	(975,503)	—
Closure, post-closure and remedial liabilities, net	—	145,795	17,042	—	162,837
Long-term obligations, net	1,616,156	—	—	—	1,616,156
Intercompany debt payable	—	21,000	15,491	(36,491)	—
Other long-term liabilities	—	200,278	21,431	3	221,712
Total liabilities	2,299,305	1,102,151	189,726	(1,014,177)	2,577,005
Stockholders’ equity	1,197,324	3,176,814	608,306	(3,785,120)	1,197,324
Total liabilities and stockholders’ equity	$3,496,629	$4,278,965	$798,032	$(4,799,297)	$3,774,329

Following is the condensed consolidating balance sheet at December 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$51,638	$207,777	$59,984	$—	$319,399
Short-term marketable securities	—	—	38,179	—	38,179
Intercompany receivables	238,339	590,100	52,909	(881,348)	—
Accounts receivable, net	—	433,042	95,882	—	528,924
Other current assets	897	233,602	52,947	(19,892)	267,554
Property, plant and equipment, net	—	1,174,975	412,390	—	1,587,365
Investments in subsidiaries	3,112,547	569,568	—	(3,682,115)	—
Intercompany debt receivable	—	92,530	21,000	(113,530)	—
Goodwill	—	415,641	62,882	—	478,523
Permits and other intangibles, net	—	408,655	60,473	—	469,128
Other long-term assets	2,084	12,064	3,350	—	17,498
Total assets	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570
Liabilities and Stockholders’ Equity:
Current liabilities	$16,954	$371,135	$135,620	$(19,892)	$503,817
Intercompany payables	574,812	289,531	17,005	(881,348)	—
Closure, post-closure and remedial liabilities, net	—	148,872	16,851	—	165,723
Long-term obligations, net	1,625,537	—	—	—	1,625,537
Intercompany debt payable	—	21,000	92,530	(113,530)	—
Other long-term liabilities	—	201,086	22,205	—	223,291
Total liabilities	2,217,303	1,031,624	284,211	(1,014,770)	2,518,368
Stockholders’ equity	1,188,202	3,106,330	575,785	(3,682,115)	1,188,202
Total liabilities and stockholders’ equity	$3,405,505	$4,137,954	$859,996	$(4,696,885)	$3,706,570

Following is the consolidating statement of operations for the three months ended September 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$547,997	$152,007	$(14,821)	$685,183
Product revenues	—	140,757	20,652	(3,411)	157,998
Total revenues	—	688,754	172,659	(18,232)	843,181
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	359,703	119,730	(14,821)	464,612
Product cost of revenues	—	109,009	10,475	(3,411)	116,073
Total cost of revenues	—	468,712	130,205	(18,232)	580,685
Selling, general and administrative expenses	118	101,703	19,398	—	121,219
Accretion of environmental liabilities	—	2,199	251	—	2,450
Depreciation and amortization	—	53,764	19,318	—	73,082
(Loss) income from operations	(118)	62,376	3,487	—	65,745
Other expense, net	—	(609)	(387)	—	(996)
Loss on early extinguishment of debt	(2,469)	—	—	—	(2,469)
Interest (expense) income, net	(20,303)	195	192	—	(19,916)
Equity in earnings of subsidiaries, net of taxes	47,570	260	—	(47,830)	—
Intercompany interest income (expense)	—	199	(199)	—	—
Income before (benefit) provision for income taxes	24,680	62,421	3,093	(47,830)	42,364
(Benefit) provision for income taxes	(6,409)	15,543	2,141	—	11,275
Net income	31,089	46,878	952	(47,830)	31,089
Other comprehensive income	8,590	8,590	—	(8,590)	8,590
Comprehensive income	$39,679	$55,468	$952	$(56,420)	$39,679

Following is the consolidating statement of operations for the three months ended September 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$473,428	$152,997	$(14,073)	$612,352
Product revenues	—	127,355	19,435	(3,296)	143,494
Total revenues	—	600,783	172,432	(17,369)	755,846
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	306,291	120,151	(14,073)	412,369
Product cost of revenues	—	97,353	13,169	(3,296)	107,226
Total cost of revenues	—	403,644	133,320	(17,369)	519,595
Selling, general and administrative expenses	19	92,299	20,934	—	113,252
Accretion of environmental liabilities	—	2,092	255	—	2,347
Depreciation and amortization	—	50,917	22,072	—	72,989
(Loss) income from operations	(19)	51,831	(4,149)	—	47,663
Other expense, net	—	(305)	(127)	—	(432)
Loss on early extinguishment of debt	(1,846)	—	—	—	(1,846)
Loss on sale of business	—	(77)	—	—	(77)
Interest (expense) income, net	(21,135)	517	(57)	—	(20,675)
Equity in earnings of subsidiaries, net of taxes	25,858	(5,620)	—	(20,238)	—
Intercompany interest income (expense)	—	1,372	(1,372)	—	—
Income (loss) before (benefit) provision for income taxes	2,858	47,718	(5,705)	(20,238)	24,633
(Benefit) provision for income taxes	(9,200)	20,824	951	—	12,575
Net income (loss)	12,058	26,894	(6,656)	(20,238)	12,058
Other comprehensive income	23,709	23,709	20,263	(43,972)	23,709
Comprehensive income	$35,767	$50,603	$13,607	$(64,210)	$35,767

Following is the consolidating statement of operations for the nine months ended September 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,574,001	$469,843	$(42,163)	$2,001,681
Product revenues	—	400,230	49,465	(9,277)	440,418
Total revenues	—	1,974,231	519,308	(51,440)	2,442,099
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,049,527	378,320	(42,163)	1,385,684
Product cost of revenues	—	306,489	27,798	(9,277)	325,010
Total cost of revenues	—	1,356,016	406,118	(51,440)	1,710,694
Selling, general and administrative expenses	286	300,568	61,448	—	362,302
Accretion of environmental liabilities	—	6,569	759	—	7,328
Depreciation and amortization	—	160,332	60,354	—	220,686
(Loss) income from operations	(286)	150,746	(9,371)	—	141,089
Other expense, net	—	(425)	(24)	—	(449)
Loss on early extinguishment of debt	(2,469)	—	—	—	(2,469)
Interest (expense) income, net	(62,518)	938	625	—	(60,955)
Equity in earnings of subsidiaries, net of taxes	96,202	(17,572)	—	(78,630)	—
Intercompany interest income (expense)	—	2,644	(2,644)	—	—
Income (loss) before (benefit) provision for income taxes	30,929	136,331	(11,414)	(78,630)	77,216
(Benefit) provision for income taxes	(18,276)	42,872	3,415	—	28,011
Net income (loss)	49,205	93,459	(14,829)	(78,630)	49,205
Other comprehensive loss	(13,098)	(13,098)	(24,442)	37,540	(13,098)
Comprehensive income (loss)	$36,107	$80,361	$(39,271)	$(41,090)	$36,107

Following is the consolidating statement of operations for the nine months ended September 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$1,391,534	$431,992	$(40,020)	$1,783,506
Product revenues	—	369,864	53,496	(9,291)	414,069
Total revenues	—	1,761,398	485,488	(49,311)	2,197,575
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	907,396	348,436	(40,020)	1,215,812
Product cost of revenues	—	292,503	36,959	(9,291)	320,171
Total cost of revenues	—	1,199,899	385,395	(49,311)	1,535,983
Selling, general and administrative expenses	70	276,974	60,723	—	337,767
Accretion of environmental liabilities	—	6,328	725	—	7,053
Depreciation and amortization	—	154,754	62,178	—	216,932
(Loss) income from operations	(70)	123,443	(23,533)	—	99,840
Other expense, net	(222)	(2,100)	(492)	—	(2,814)
Loss on early extinguishment of debt	(7,891)	—	—	—	(7,891)
Gain on sale of business	—	31,645	—	—	31,645
Interest (expense) income, net	(66,408)	876	(211)	—	(65,743)
Equity in earnings of subsidiaries, net of taxes	61,388	(32,776)	—	(28,612)	—
Intercompany interest income (expense)	—	3,937	(3,937)	—	—
(Loss) income before (benefit) provision for income taxes	(13,203)	125,025	(28,173)	(28,612)	55,037
(Benefit) provision for income taxes	(29,748)	62,442	5,798	—	38,492
Net income (loss)	16,545	62,583	(33,971)	(28,612)	16,545
Other comprehensive income	44,858	44,858	38,132	(82,990)	44,858
Comprehensive income	$61,403	$107,441	$4,161	$(111,602)	$61,403

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$8,877	$216,369	$21,969	$—	$247,215
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(125,098)	(25,624)	—	(150,722)
Proceeds from sale and disposal of fixed assets	—	3,788	2,323	—	6,111
Acquisitions, net of cash acquired	—	(151,023)	—	—	(151,023)
Additions to intangible assets, including costs to obtain or renew permits	—	(3,262)	(238)	—	(3,500)
Proceeds from sale of available-for-sale securities	—	—	20,123	—	20,123
Purchases of available-for-sale securities	(1,450)	—	(19,021)	—	(20,471)
Intercompany	—	(40,031)	—	40,031	—
Net cash used in investing activities	(1,450)	(315,626)	(22,437)	40,031	(299,482)

Cash flows used in financing activities:
Change in uncashed checks	—	(3,002)	(474)	—	(3,476)
Tax payments related to withholdings on vested restricted stock	(2,566)	—	—	—	(2,566)
Repurchases of common stock	(33,581)	—	—	—	(33,581)
Deferred financing costs paid	(3,938)	—	—	—	(3,938)
Premiums paid on early extinguishment of debt	(1,219)	—	—	—	(1,219)
Principal payment on debt	(403,884)	—	—	—	(403,884)
Issuance of senior secured notes, net of discount	348,250	—	—	—	348,250
Borrowing from revolving credit facility	50,000	—	—	—	50,000
Intercompany	40,031	—	—	(40,031)	—
Net cash used in financing activities	(6,907)	(3,002)	(474)	(40,031)	(50,414)
Effect of exchange rate change on cash	—	—	(1,221)	—	(1,221)
Increase (decrease) in cash and cash equivalents	520	(102,259)	(2,163)	—	(103,902)
Cash and cash equivalents, beginning of period	51,638	207,777	59,984	—	319,399
Cash and cash equivalents, end of period	$52,158	$105,518	$57,821	$—	$215,497

Following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$16,196	$169,715	$35,558	$—	$221,469
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(105,564)	(22,172)	—	(127,736)
Proceeds from sale and disposal of fixed assets	—	1,625	3,750	—	5,375
Acquisitions, net of cash acquired	—	(11,427)	(33,005)	—	(44,432)
Proceeds from sale of business, net of transactional costs	—	46,158	181	—	46,339
Additions to intangible assets, including costs to obtain or renew permits	—	(1,018)	(330)	—	(1,348)
Proceeds from sale of available-for-sale securities	376	—	—	—	376
Intercompany	—	(27,740)	—	27,740	—
Intercompany debt	—	—	3,701	(3,701)	—
Net cash from (used in) investing activities	376	(97,966)	(47,875)	24,039	(121,426)

Cash flows used in financing activities:
Change in uncashed checks	—	(6,140)	(2,517)	—	(8,657)
Proceeds from exercise of stock options	46	—	—	—	46
Tax payments related to withholdings on vested restricted stock	(2,321)	—	—	—	(2,321)
Repurchases of common stock	(24,465)	—	—	—	(24,465)
Deferred financing costs paid	(5,746)	—	—	—	(5,746)
Premiums paid on early extinguishment of debt	(6,028)	—	—	—	(6,028)
Principal payment on debt	(401,000)	—	—	—	(401,000)
Issuance of senior secured notes, net of discount	399,000	—	—	—	399,000
Intercompany	27,740	—	—	(27,740)	—
Intercompany debt	(3,701)	—	—	3,701	—
Net cash used in financing activities	(16,475)	(6,140)	(2,517)	(24,039)	(49,171)
Effect of exchange rate change on cash	—	—	3,789	—	3,789
Increase (decrease) in cash and cash equivalents	97	65,609	(11,045)	—	54,661
Cash and cash equivalents, beginning of period	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of period	$51,514	$221,552	$88,592	$—	$361,658

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

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes of waste handled and disposed of through our owned incinerators and landfills as well as the utilization of such incinerators. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and the requirement for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major oil spills, natural disasters or other events where immediate and specialized services are required.

•
Safety-Kleen - Safety-Kleen segment results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils, which historically have correlated with overall crude oil prices. Costs incurred in connection with the collection of used oils and other raw materials associated with the segment’s oil related products, can also be volatile. The implementation of our OilPlus® closed loop initiative resulting in the sale of our renewable oil products directly to our end customers will also impact future operating results. In addition, this segment's results are impacted by an array of core service offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network.

Highlights

Total revenues for the three and nine months ended September 30, 2018 were $843.2 million and $2,442.1 million, respectively, compared with $755.8 million and $2,197.6 million, respectively, for the three and nine months ended September 30, 2017. In the three and nine months ended September 30, 2018, our Environmental Services segment increased direct revenues 14.9% and 13.5%, respectively, from the comparable periods in 2017 primarily due to incremental revenues resulting from the acquisition of the Veolia Business in the first quarter of 2018 and acquisitions made in 2017, as well as improved pricing and mix conditions of waste streams handled by the business. In the three and nine months ended September 30, 2018, our Safety-Kleen segment increased direct revenues 6.2% and 7.1%, respectively, from the comparable periods in 2017, as a result of improved pricing conditions related to our renewable oil products and continued growth across Safety-Kleen’s core service offerings and our direct lubricant sales. The fluctuation of the Canadian dollar impacted our consolidated revenues negatively by $6.3 million and positively by $6.2 million, respectively, in the three and nine months ended September 30, 2018.

We reported income from operations for the three and nine months ended September 30, 2018 of $65.7 million and $141.1 million, respectively, compared with $47.7 million and $99.8 million in the three and nine months ended September 30, 2017. We reported net income for the three and nine months ended September 30, 2018 of $31.1 million and $49.2 million, respectively, compared with net income of $12.1 million and $16.5 million in the three and nine months ended September 30, 2017. The three and nine months ended September 30, 2018 included a $2.5 million pre-tax loss on early extinguishment of debt. The three and nine months ended September 30, 2017 included a $1.8 million and $7.9 million, respectively, pre-tax loss on early extinguishment of debt. The nine months ended September 30, 2017 included $31.6 million pre-tax gain on the sale of a non-core line of business.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 14.9% to $141.3 million in the three months ended September 30, 2018 from $123.0 million in the three months ended September 30, 2017, and increased 14.0% to $369.1 million in the nine months ended September 30, 2018 from $323.8 million in the nine months ended September 30, 2017. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the nine months ended September 30, 2018 was $247.2 million, an increase of $25.7 million from the comparable period in 2017. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $102.6 million in the nine months ended September 30, 2018, which represents a $3.5 million increase over the comparable period of 2017. The increase in cash flows as compared to the comparable period of 2017 was most directly attributable to greater levels of operating income and lower interest payments offset by higher working capital levels and capital spending. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change	September 30, 2018	September 30, 2017	$ Change	% Change
Direct Revenues(1):
Environmental Services	$542,980	$472,681	$70,299	14.9%	$1,570,241	$1,383,167	$187,074	13.5%
Safety-Kleen	300,885	283,274	17,611	6.2	873,284	815,424	57,860	7.1
Corporate Items	(684)	(109)	(575)	N/M	(1,426)	(1,016)	(410)	N/M
Total	843,181	755,846	87,335	11.6	2,442,099	2,197,575	244,524	11.1
Cost of Revenues(2):
Environmental Services	395,949	345,951	49,998	14.5	1,168,349	1,020,854	147,495	14.4
Safety-Kleen	183,112	175,220	7,892	4.5	542,343	519,652	22,691	4.4
Corporate Items	1,624	(1,576)	3,200	N/M	2	(4,523)	4,525	N/M
Total	580,685	519,595	61,090	11.8	1,710,694	1,535,983	174,711	11.4
Selling, General & Administrative Expenses:
Environmental Services	44,612	40,225	4,387	10.9	128,857	120,786	8,071	6.7
Safety-Kleen	38,271	37,749	522	1.4	116,486	112,818	3,668	3.3
Corporate Items	38,336	35,278	3,058	8.7	116,959	104,163	12,796	12.3
Total	121,219	113,252	7,967	7.0	362,302	337,767	24,535	7.3
Adjusted EBITDA:
Environmental Services	102,419	86,505	15,914	18.4	273,035	241,527	31,508	13.0
Safety-Kleen	79,502	70,305	9,197	13.1	214,455	182,954	31,501	17.2
Corporate Items	(40,644)	(33,811)	(6,833)	(20.2)	(118,387)	(100,656)	(17,731)	(17.6)
Total	$141,277	$122,999	$18,278	14.9%	$369,103	$323,825	$45,278	14.0%
_____________________
N/M = not meaningful

1.	Direct revenue is revenue allocated to the segment performing the provided service.

2.	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Direct revenues	$542,980	$472,681	$70,299	14.9%	$1,570,241	$1,383,167	$187,074	13.5%
Environmental Services direct revenues for the three months ended September 30, 2018 increased $70.3 million from the comparable period in 2017. Included in the three months ended September 30, 2018 was $44.9 million of direct revenues from the Veolia Business, which we acquired on February 23, 2018. Excluding these direct revenues, Environmental Services direct revenue increased $25.4 million primarily due to increases driven by improved pricing conditions and increased activity across multiple business lines. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 83.5% for the three months ended September 30, 2018, compared with 91.9% in the comparable period of 2017. The decrease in utilization rate in the three months ended September 30, 2018 from the comparable period in 2017 was primarily due to a higher number of down days at our facilities during the current quarter as compared to the same quarter of 2017. Inclusive in the change within this segment was also the negative impact of foreign currency translation on our Canadian operations of $4.5 million for the three months ended September 30, 2018 from the comparable period in 2017.
Environmental Services direct revenues for the nine months ended September 30, 2018 increased $187.1 million from the comparable period in 2017. Included in the nine months ended September 30, 2017 was $20.6 million of direct revenues from our Transformer Services business, which we sold on June 30, 2017. Included in the nine months ended September 30, 2018 was $108.8 million of direct revenues from the Veolia Business, which we acquired on February 23, 2018, and $18.6 million from our 2017 acquisitions. Excluding the impacts from recent acquisition and divestiture activity, Environmental Services direct revenue increased $80.3 million primarily due to higher levels of service related revenues and disposal revenues from improved pricing conditions and mix associated with waste streams as well as increased waste volumes disposed of in our incinerators and landfills. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 86.9% for the nine months ended September 30, 2018, compared with 86.0% in the comparable period of 2017. Greater levels of activity at our sales and service branches also accounted for increases to direct revenue of $46.5 million from the comparable period in 2017. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $4.5 million for the nine months ended September 30, 2018 from the comparable period in 2017.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Direct revenues	$300,885	$283,274	$17,611	6.2%	$873,284	$815,424	$57,860	7.1%
Safety-Kleen direct revenues for the three months ended September 30, 2018 increased $17.6 million from the comparable period in 2017 primarily due to more favorable pricing on oil products and growth in the business’ core service offerings. Increased base oil pricing and sales of blended oil accounted for $12.9 million of incremental direct revenue from the comparable period in 2017. Revenues generated through sales of recycled fuel oil and allied products as well as core service offerings such as handling of containerized waste and vac services accounted for $7.9 million of incremental revenues. These increases were partially offset by $4.8 million of lower revenue related to the collection of used motor oil as the prices charged for such services have declined commensurate with the correlated increase in crude oil prices. Inclusive in the change within this segment was also the negative impact of foreign currency translation on our Canadian operations of $1.7 million for the three months ended September 30, 2018 from the comparable period in 2017.

Safety-Kleen direct revenues for the nine months ended September 30, 2018 increased $57.9 million from the comparable period in 2017 primarily due to more favorable pricing on oil products and growth in the business’ core service offerings. Increased base oil pricing and sales of blended oil accounted for $53.4 million of incremental direct revenue from the comparable period in 2017. Revenues generated through sales of recycled fuel oil and allied products as well as core service offerings such as handling of containerized waste and vac services accounted for $18.1 million of incremental revenues which offset a decrease in used oil collection revenues of $15.6 million. Inclusive in the change within this segment was also the positive impact of foreign currency translation on our Canadian operations of $1.5 million for the nine months ended September 30, 2018 from the comparable period in 2017.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues	$395,949	$345,951	$49,998	14.5%	$1,168,349	$1,020,854	$147,495	14.4%
As a % of Direct Revenue	72.9%	73.2%		(0.3)%	74.4%	73.8%		0.6%
Environmental Services cost of revenues for the three months ended September 30, 2018 increased $50.0 million from the comparable period in 2017. The acquired Veolia Business had cost of revenue of $39.9 million in the three months ended September 30, 2018. Excluding these costs, Environmental Services cost of revenues for the three months ended September 30, 2018 increased $10.1 million from the comparable period in 2017 primarily due to increases in labor related costs of $6.5 million along with transportation, disposal and fuel costs of $5.2 million offset by a decrease of $1.5 million in equipment, supply costs and various other expenses.
Environmental Services cost of revenues for the nine months ended September 30, 2018 increased $147.5 million from the comparable period in 2017. The acquired Veolia Business had cost of revenue of $92.6 million in the nine months ended September 30, 2018. Excluding these costs, Environmental Services cost of revenues for the nine months ended September 30, 2018 increased $54.9 million primarily due to increases in labor related costs of $34.5 million along with transportation, disposal and fuel costs of $10.0 million and equipment, supply and various other expenses of $10.3 million. The incremental operating costs were driven by higher volumes of waste handled in our facilities, as well as overall inflationary pressure across several cost categories including certain commodity supplies such as fuel and solvents.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues	$183,112	$175,220	$7,892	4.5%	$542,343	$519,652	$22,691	4.4%
As a % of Direct Revenue	60.9%	61.9%		(1.0)%	62.1%	63.7%		(1.6)%
Safety-Kleen cost of revenues for the three months ended September 30, 2018 increased $7.9 million from the comparable period in 2017 primarily due to increased costs of raw materials of $4.5 million and increased transportation, disposal and fuel costs of $3.9 million. These increases were the result of overall growth of the business and increases seen in commodities pricing. Despite these increases in costs, gross margin has expanded as we continue to effectively manage the spread in our re-refinery business and implement new pricing strategies.
Safety-Kleen cost of revenues for the nine months ended September 30, 2018 increased $22.7 million from the comparable period in 2017 primarily due to increased costs of raw materials of $10.3 million, increased transportation, disposal and fuel costs of $9.6 million and labor related costs of $3.7 million. These increases were in line with the overall growth of the business. Costs as a percentage of direct revenues decreased over the comparable periods of 2017 as we have been able to gain greater leverage from our cost structure.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$44,612	$40,225	$4,387	10.9%	$128,857	$120,786	$8,071	6.7%
As a % of Direct Revenue	8.2%	8.5%		(0.3)%	8.2%	8.7%		(0.5)%
Environmental Services selling, general and administrative expenses for the three months ended September 30, 2018 increased $4.4 million from the comparable period in 2017 due to increases in salary and benefit related costs of $2.2 million, variable compensation of $0.8 million and increases across various other expense categories of $1.3 million. As a percentage of direct revenue, SG&A costs decreased as the additional revenues outpaced incremental SG&A costs.
Environmental Services selling, general and administrative expenses for the nine months ended September 30, 2018 increased $8.1 million from the comparable period in 2017 due primarily to increases in salary and benefit related costs of $6.6 million and variable compensation of $1.1 million. As a percentage of direct revenue, Environmental Services margins improved for the nine months ended September 30, 2018 as compared to the same period in prior year, thereby leveraging increased revenues.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$38,271	$37,749	$522	1.4%	$116,486	$112,818	$3,668	3.3%
As a % of Direct Revenue	12.7%	13.3%		(0.6)%	13.3%	13.8%		(0.5)%
Safety-Kleen selling, general and administrative expenses for the three and nine months ended September 30, 2018 increased $0.5 million and $3.7 million, respectively, from the comparable periods in 2017 primarily due to an increase in variable compensation consistent with the increase in revenues of the business. As a percentage of direct revenue Safety-Kleen SG&A costs improved for the three and nine months ended September 30, 2018 with the comparable periods in 2017.
Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
SG&A	$38,336	$35,278	$3,058	8.7%	$116,959	$104,163	$12,796	12.3%
Corporate Items selling, general and administrative expenses for the three and nine months ended September 30, 2018 increased $3.1 million and $12.8 million, respectively, from the comparable periods in 2017 primarily due to increases in salaries, benefits and variable compensation of $5.9 million and $12.8 million, respectively, including costs associated with the acquired Veolia Business and our commitment to investing in our employees, partially offset by cost cutting initiatives related to professional fees and travel expenses.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$102,419	$86,505	$15,914	18.4%	$273,035	$241,527	$31,508	13.0%
Safety-Kleen	79,502	70,305	9,197	13.1	214,455	182,954	31,501	17.2
Corporate Items	(40,644)	(33,811)	(6,833)	(20.2)	(118,387)	(100,656)	(17,731)	(17.6)
Total	$141,277	$122,999	$18,278	14.9%	$369,103	$323,825	$45,278	14.0%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$31,089	$12,058	$49,205	$16,545
Accretion of environmental liabilities	2,450	2,347	7,328	7,053
Depreciation and amortization	73,082	72,989	220,686	216,932
Other expense, net	996	432	449	2,814
Loss on early extinguishment of debt	2,469	1,846	2,469	7,891
Loss (gain) on sale of business	—	77	—	(31,645)
Interest expense, net of interest income	19,916	20,675	60,955	65,743
Provision for income taxes	11,275	12,575	28,011	38,492
Adjusted EBITDA	$141,277	$122,999	$369,103	$323,825

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$64,938	$64,044	$894	1.4%	$194,729	$189,210	$5,519	2.9%
Permits and other intangibles amortization	8,144	8,945	(801)	(9.0)	25,957	27,722	(1,765)	(6.4)
Total depreciation and amortization	$73,082	$72,989	$93	0.1%	$220,686	$216,932	$3,754	1.7%

Depreciation and amortization for the three months ended September 30, 2018 remained consistent with the comparable period in 2017.
Depreciation and amortization for the nine months ended September 30, 2018 increased $3.8 million from the comparable period in 2017, primarily due to incremental depreciation from acquisitions and increased volumes at our landfills which drove increased landfill amortization.
Loss on Early Extinguishment of Debt

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Loss on early extinguishment of debt	$(2,469)	$(1,846)	$(623)	34%	$(2,469)	$(7,891)	$5,422	(69)%
During the third quarter of 2018, we recorded a $2.5 million loss on early extinguishment of debt in connection with the extinguishment of the remaining $400.0 million previously outstanding senior unsecured notes which were refinanced in connection with the Incremental Facility Amendment to our Term Loan Agreement completed during the current quarter. During the three and nine months ended September 30, 2017, we recorded a $1.8 million and $7.9 million, respectively, loss on the early extinguishment of debt in connection with the extinguishment of the $400.0 million previously outstanding senior unsecured notes which were refinanced in connection with the issuance of the $400.0 million Term Loan Agreement which was completed in the second quarter of 2017. The losses consist of amounts paid in excess of par in order to extinguish the debt prior to maturity and non-cash expenses related to the write-off of unamortized financing costs. For additional information regarding our financing arrangements, see Note 12, "Financing Arrangements," to the accompanying financial statements
(Loss) Gain on Sale of Business

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
(Loss) gain on sale of business	$—	$(77)	$77	100%	$—	$31,645	$(31,645)	100%
During the three and nine months ended September 30, 2017, we recorded a $0.1 million loss and $31.6 million gain, respectively, on the sale of a non-core line of business within our Environmental Services segment. For additional information regarding this (loss) gain on sale of business, see Note 5, "Disposition of Business," to the accompanying financial statements.
Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2018 over 2017		September 30,		2018 over 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision for income taxes	$11,275	$12,575	$(1,300)	(10.3)%	$28,011	$38,492	$(10,481)	(27.2)%
The income tax provision for the three and nine months ended September 30, 2018 decreased $1.3 million and $10.5 million as compared to the comparable periods in 2017. The decrease in the three and nine months ended September 30, 2018 was primarily due to the lower US federal statutory rate for 2018 which was enacted as part of the Tax Cuts and Jobs Act signed into law in December of 2017. Our effective tax rate for the three and nine months ended September 30, 2018 was 26.6% and 36.3%, respectively, compared to 51.0% and 69.9%, respectively, for the same periods in 2017. The decrease in the effective tax rate for the three months ended September 30, 2018 was primarily attributable to a lower federal tax rate, a decrease in unrecognized tax benefits and the recording of tax benefits for prior period returns recorded as a discrete item in the quarter. The variations in the effective income tax rates for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, as compared to more customary relationships between pre-tax income and the provision for income taxes, were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities during these periods and due to the lower US federal statutory rate for 2018.
For the three and nine months ended September 30, 2018, we did not record $0.5 million and $6.6 million, respectively, of income tax benefits generated from losses at certain of our Canadian entities. For the three and nine months ended September 30, 2017, we did not record ($1.0) million and $12.1 million, respectively, of income tax benefits.
Liquidity and Capital Resources

	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Net cash from operating activities	$247,215	$221,469
Net cash used in investing activities	(299,482)	(121,426)
Net cash used in financing activities	(50,414)	(49,171)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2018 was $247.2 million, an increase of $25.7 million from the comparable period in 2017. The increase in operating cash flows as compared to the comparable period of 2017 was most directly attributable to greater levels of operating income and lower interest payments offset by higher working capital levels due to growth in our business.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2018 was $299.5 million, an increase of $178.1 million from the comparable period in 2017. The change was primarily driven by the use of cash to fund acquisitions and additions to property, plant and equipment, as well as the proceeds from the Transformer Services divestiture in June 2017.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2018 was $50.4 million, compared with net cash used in financing activities of $49.2 million in the comparable period in 2017. During the nine months ended September 30, 2018, we entered into an Incremental Facility Amendment to our Term Loan Agreement, which increased the principal amount of the Term Loans outstanding under the Term Loan Agreement by $350.0 million and borrowed $50.0 million under our revolving credit facility. We used the proceeds of these borrowings to purchase $400.0 million aggregate principal amount of our previously outstanding 2020 Notes. During the nine months ended September 30, 2017, there were no net proceeds from issuance of debt as we entered into a $400.0 million senior secured Credit Agreement and used the proceeds to purchase or redeem approximately $400.0 million aggregate principal amount of our previously outstanding 2020 Notes. In the nine months ended September 30, 2018, we had a net cash outflow due to an increase in repurchases of common stock, which was partially offset by the change in uncashed checks resulting from the timing of payments made and lower premiums paid on early extinguishment of debt.
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

	Nine Months Ended
	September 30,
	2018	2017
Net cash from operating activities	$247,215	$221,469
Additions to property, plant and equipment	(150,722)	(127,736)
Proceeds from sale and disposal of fixed assets	6,111	5,375
Adjusted free cash flow	$102,604	$99,108
Working Capital
At September 30, 2018, cash and cash equivalents totaled $215.5 million, compared to $319.4 million at December 31, 2017. At September 30, 2018, cash and cash equivalents held by our foreign subsidiaries totaled $52.1 million and were readily convertible into other currencies including U.S. dollars. At September 30, 2018, the cash and cash equivalents balance for our U.S. operations was $163.4 million, and our U.S. operations had net operating cash flow of $217.2 million for the nine months ended September 30, 2018. Additionally, we have a $400.0 million revolving credit facility of which approximately $194.4 million was available to borrow at September 30, 2018. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their liquidity needs without being required to repatriate earnings from foreign subsidiaries. We also believe that cash held by our foreign subsidiaries will be required to fund those foreign operations.
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
Financing Arrangements
The financing arrangements and principal terms of our $845.0 million principal amount of 5.125% senior unsecured notes due 2021, $744.1 million senior secured notes due 2024 and $50.0 million borrowing under our $400.0 million revolving credit facility due 2021 which were outstanding at September 30, 2018, are discussed further in Note 12, “Financing Arrangements,” to our consolidated financial statements included in this report. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of September 30, 2018, we were in compliance with the covenants of all of our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
As discussed in Note 12, “Financing Arrangements,” to our consolidated financial statements, we have refinanced our debt portfolio whereby the $400.0 million of previously outstanding 5.25% senior unsecured notes due 2020 have been replaced by $350.0 million of incremental term loans under our variable rate Term Loan Agreement and $50.0 million of borrowings under our revolving credit facility. In connection with the addition of this variable rate debt, we entered into interest rate swap agreements in order to hedge the future risk of rising interest rates and effectively fix the interest rate on $350.0 million of our variable rate debt.
Environmental Liabilities

(in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Closure and post-closure liabilities	$67,381	$61,037	$6,344	10.4%
Remedial liabilities	120,712	124,468	(3,756)	(3.0)
Total environmental liabilities	$188,093	$185,505	$2,588	1.4%
Total environmental liabilities as of September 30, 2018 were $188.1 million, an increase of $2.6 million, compared to December 31, 2017 primarily due to accretion of $7.3 million and new asset retirement obligations and liabilities assumed in acquisition of $2.4 million, partially offset by expenditures of $7.2 million.
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

Critical Accounting Policies and Estimates
Other than described below, there were no material changes in the first nine months of 2018 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2018 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ending September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the nine months ended September 30, 2018, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2018 through July 31, 2018	615	$55.55	—	$324,670,703
August 1, 2018 through August 31, 2018	74,875	$67.38	72,000	$319,808,070
September 1, 2018 through September 30, 2018	34,536	$69.80	32,000	$317,571,511
Total	110,026	$68.07	104,000	$317,571,511
______________________

(1)	Includes 6,026 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	October 31, 2018

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	October 31, 2018