Form 10-K
period 2018-12-31
CLEAN HARBORS INC
filed 2019-02-27
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
On June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $2.9 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 15, 2019, there were outstanding 55,855,142 shares of Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2019 annual meeting of stockholders (which will be filed with the Commission not later than April 30, 2019) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2018

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this annual report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis on Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in other documents which we file from time to time with the Securities and Exchange Commission (the "SEC"), including the quarterly reports on Form 10-Q to be filed by us during 2019.
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
During the first quarter of fiscal year 2018, certain of our businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective, deepening customer relationships and allowing for efficiencies across our operations through the sharing of resources, namely labor and equipment, which will reduce third party spending and promote cross selling of our business offerings. In connection with this reorganization, our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of our operating segments in the first quarter of 2018 and resulted in a change in our assessment of our operating segments. We concluded that we now have two operating segments for disclosure purposes; (i) the Environmental Services segment which consists of our historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses, and (ii) the Safety-Kleen segment.

•
Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of through our owned incinerators and landfills, as well as utilization of such incinerators, labor and billable hours and equipment among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major oil spills, natural disasters or other events where immediate and specialized services are required.

•
Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vac services, used motor oil collection and sale of base and blended oil products as well as complementary products including automotive related fluids and shop supplies. Key performance indicators tracked by the Company relative to these services include the number of parts washer services performed and used motor oil and waste volumes collected. Results from these services are primarily driven by the overall number of parts washers placed at customer sites and volumes of waste collected. These factors can be impacted by overall economic conditions in the marketplace especially in the automotive related area. Safety-Kleen offers high quality base and blended oil products to end users including fleet customers, distributors, and manufacturers of oil products. Relative to these oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven marketplace. The segment’s results are significantly impacted by overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils, which historically have correlated with overall crude oil prices. Costs incurred in connection with the collection of used oils and other raw materials associated with the segment’s oil related products can also be volatile. The implementation of our OilPlus® closed loop initiative resulting in the sale of our renewable oil products directly to our end customers will also impact future operating results.
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
Health and Safety
Health and Safety is our #1 priority. Employees at all levels of our Company share this philosophy and are committed to ensuring our safety goals are met. Our commitment to health and safety benefits everyone—our employees, our customers, the community, and the environment. In 2018, our successful Safety Starts With Me: Live It 3-6-5 program, which is a key component in our overall safety approach along with our many other programs, enabled us to achieve a low Total Recordable Incident Rate, or "TRIR;" Days Away, Restricted Activity and Transfer Rate, or "DART;" and Experience Modification Rate, or "EMR." For the year ended December 31, 2018, our Company wide TRIR, DART and EMR were 1.08, 0.63 and 0.58, respectively. For the year ended December 31, 2017, our Company wide TRIR, DART and EMR were 1.34, 0.80 and 0.58, respectively.
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
The principal elements of our business strategy in no particular order are:

•
Cross-Sell Across Businesses—We believe the breadth of our service offerings allows us to provide additional services to existing customers and as such, the reorganization that took place during the first quarter of 2018 resulted in deepening of our customer relationships and promoting the cross selling of such service offerings. We believe we can provide industrial and field services to customers that traditionally have only used our technical services and technical services to customers that use our industrial services or oil and gas field services. At the same time, we see a variety of cross-selling opportunities between our Environmental Services and Safety-Kleen segments. Reflecting this strategy, we have been successfully cross-selling the services of Safety-Kleen, such as parts washers, various cleaning products, recycling services and our OilPlus® closed loop initiative, to legacy Clean Harbors customers. We believe leveraging our ability to cross-sell across our segments will drive additional revenue for our Company.

•
Capture Large-Scale Projects—We provide turnkey offsite transportation and landfill or incineration disposal services for soil and other contaminated media generated from remediation activities. We also assist remediation contractors and project managers with support services including groundwater disposal, waste disposal, roll-off container management, and many other related services. We believe this will drive incremental waste volume to our existing facilities, thereby increasing utilization and enhancing overall profitability.

•
Expand Throughput Capacity of Existing Facilities—We operate an extensive network of hazardous waste management facilities and oil re-refineries and have made substantial investments in these facilities, which provide us with significant operating leverage as volumes increase. In addition, there are opportunities to expand waste handling capacity or waste oil processing at these facilities by modifying the terms of the existing permits and by adding equipment and new technology. Through selected permit modifications, we can expand the range of treatment services offered to our customers without the large capital investment necessary to acquire or build new waste management facilities.

•
Pursue Strategic Acquisitions—We actively pursue selective acquisitions in certain services or market sectors where we believe the acquisitions can enhance and expand our business. We believe that we can expand existing services through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share. In order to maximize synergies, we rapidly integrate our acquisitions into our existing processes. For additional information on our acquisitions, see "Acquisitions and Divestitures" below.

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

•
Focus on Cost, Pricing and Productivity Initiatives—We continually seek to increase efficiency and to reduce costs through enhanced technology, process efficiencies and stringent expense management. For instance, in 2018, we successfully undertook, in response to current and expected business conditions, branch consolidations, greater internalization of maintenance costs, procurement and supply chain improvements. Additionally, we seek areas in our business where strategic investment in processes, tools and employees can serve to increase productivity, efficiency and safety compliance.

•
Expand Service Offerings and Geographic Coverage—We believe our Environmental Services and Safety-Kleen segments have a competitive advantage due to their vast network of locations across North America, particularly in areas where we maintain service locations at or near a treatment, storage and disposal facility, or "TSDF." By opening additional service locations we believe that we can increase our market share within these segments. We believe this will drive additional waste into our existing facilities, thereby increasing utilization and enhancing overall profitability. In addition, our management team continues to assess the competitive landscape in order to identify new business opportunities.

Acquisitions and Divestitures
Acquisitions are an element of our business strategy that involves expansion through the purchase of businesses that complement our existing company and create multiple opportunities for profitable growth.
In 2018, we acquired the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business") as well as a privately-owned company for a combined preliminary purchase price of $151.3 million. The acquisitions provide significant scale and industrial services capabilities, while increasing the size of our existing U.S. Industrial Services business. The acquisitions were financed with cash on hand. The Veolia Business is included in our Environmental Services segment while the privately-owned company has components included in both the Environmental Services and Safety-Kleen segments.
In 2017, we acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $41.8 million ($33.1 million USD), net of cash acquired. The acquisition price included the assumption of approximately CAD $21.3 million ($16.8 million USD) in outstanding debt, which we subsequently repaid. The acquisition supports our growth in the daylighting and hydro excavation services markets. In addition to increasing the size of our hydro vac fleet, Lonestar's network of locations provides us with direct access to key geographic markets in both the United States and Canada. The acquired company is included in our Environmental Services segment.
In 2016, we acquired seven businesses for a combined purchase price of $204.8 million, paid in cash and subject to customary post-closing adjustments, which complement our strategy to create a closed loop model as it relates to the sale and distribution of our oil products. These acquisitions also provided us three additional oil re-refineries while also expanding our used motor oil collection network and providing greater blending and packaging capabilities. These acquisitions also provided us with greater access to customers in the West Coast region of the United States and additional locations with Part B permits. Operations of these acquisitions are primarily being integrated across our Safety-Kleen segment, with certain operations also being integrated into our Environmental Services segment.
For additional information relating to our acquisition activities during 2018, 2017 and 2016, see Note 4, "Business Combinations," to our consolidated financial statements included in Item 8 of this report.
Other business transactions also include divestitures based on our ongoing review of portfolio assets to determine the extent to which they are contributing to our objectives and growth strategy.
In 2017 we completed the sale of our Transformer Services business, which was a non-core business previously included within the legacy Technical Services segment, for $45.5 million ($43.4 million net of $2.1 million in transactional related costs) subject to customary post-closing adjustments. In 2016 we completed the sale of our Catalyst Services business, which was a non-core business previously included within the legacy Industrial Services operating segment, for approximately $50.6 million ($49.2 million net of cash retained by the catalyst services business) subject to customary post-closing adjustments. For additional information relating to these divestitures, see Note 5, "Disposition of Businesses," to our consolidated financial statements included in Item 8 of this report.
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
In 2018 we gathered nearly 225 million gallons of used oil in North America through our Safety-Kleen business. Since their opening, our plants have re-refined more than 3.3 billion gallons of used oil, avoiding more than 27 million metric tons of greenhouse gases.
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
Since 2013, more than 7.9 million metric tons of carbon dioxide emissions were avoided by destroying CFCs at our Arkansas incinerator. That is equivalent to removing approximately 1.6 million passenger vehicles from the road for one year.

Our fleet of transportation vehicles represents one of our largest opportunities to apply sustainable business practices. Our Asset Refurbishment Program is a comprehensive effort to rebuild assets to "like new" quality. With four facilities now operational, we are able to rebuild approximately two vehicles every week. Our goal is 100% reuse or recycling of all materials.

One of our most highly visible public programs for various governmental and community entities involves the removal of thousands of tons of hazardous wastes, from households throughout the United States and Canada, that might otherwise be improperly disposed of or become dangerous to the communities where they are stored.

As we provide these wide-ranging services throughout North America, we are committed to ensuring that our own operations are environmentally responsible. Our sustainability efforts are guided by a formal policy, strategy and plan and we continue to build on our past efforts, such as implementing numerous energy efficiency improvements and various transportation initiatives within our fleet, including using our own recycled oil. We developed initiatives that focus on improving the Company's and our customers' impact on the environment. Our technologies and increased operational efficiencies have allowed us to deliver innovative customer solutions, like our Safety-Kleen Oil Plus® Program, that show our commitment to sustainable methodologies and transform the way we do business.
Competitive Strengths

•
Leading Provider of Environmental, Energy and Industrial Services—We are a leading provider of environmental, energy and industrial services. We own nine of the 13 commercial hazardous waste incinerators, making us the largest operator of such facilities in North America. We are also one of the few industrial services companies with national footprints in both the U.S. and Canada. We provide multi-faceted, high-quality services to a broad mix of customers. We attract and better serve our customers because of our vast capabilities and breadth of services as well as our overall size, scale and geographic location of our large network along with valuable and unique assets used in providing our services.

•
Integrated Network of Assets—We believe we operate, in the aggregate, the largest number of commercial hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from its origin through disposal and to efficiently direct and internalize our waste streams to reduce costs. As our processing of wastes increases, our size allows us to leverage our network and increase our profit margins as we can internalize a greater volume of waste in our incinerators, landfills and other disposal facilities. Furthermore, these assets are very difficult to duplicate because significant permitting and regulatory approvals would need to take place in order for new waste disposal sites to come on line. High barriers of entry for such assets provide increased value to our network.

•
Comprehensive Service Capabilities—Our comprehensive service offerings allow us to act as a full-service provider to our customers. Our breadth of service offerings creates incremental revenue growth as customers seek to minimize the number of outside vendors and demand "one-stop-shop" service providers.

•
Largest Collector and Recycler of Used Motor Oil— As the largest re-refiner and recycler of used oil in the world, we returned during 2018 approximately 192 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace. In 2018, our re-refining process eliminated more than two million metric tons of greenhouse gas ("GHG"), which is the equivalent of growing more than 54 million trees for 10 years in an urban environment or taking over 395,000 passenger cars off the road for one year.

•
Large and Diversified Customer Base—Our customers range from Fortune 500 companies to midsize and small public and private entities that span multiple industries and business types, including governmental entities. This diversification limits our credit exposure to any one customer and potential cyclicality to any one industry. As a percentage of our 2018 revenues, the top ten industries we service totaled approximately 76% and included general manufacturing (17%), chemical (14%), refineries (8%), base and blended oils (8%), automotive (7%), government (6%), utilities (5%), transportation (4%), oil and gas (4%) and construction (3%).

•
Stable and Recurring Revenue Base—We have long-standing relationships with our large customers, many of whom have worked with our Company for decades. Our diversified customer base provides stable and recurring revenues, as a significant portion of our revenues are derived from previously served customers with recurring needs for our services. In addition, switching costs for many of our hazardous waste customers are high. This is due to many customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their hazardous wastes are shipped in order to reduce their potential liability under United States and Canadian environmental laws and regulations. We have been selected as an approved vendor by large and small generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal, and hazardous waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis.

•
Regulatory Compliance—We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.

•
Effective Cost Management—Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, leveraging our investment in technology and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to transport and process with internal resources the substantial majority of all hazardous waste that we manage for our customers. In addition, our Safety-Kleen results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils. We charge fees related to our used oil collection services which allow us to effectively manage the profit spreads inherent in our business.

•
Proven and Experienced Management Team—Our executive management team provides depth and continuity. Our 12 executive officers collectively have over 200 years of experience and expertise in the environmental, energy and industrial services industries. Our chief executive officer founded our Company in 1980, and since its formation has served as both the Chief Executive Officer and Chairman of the Board.

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
Geographical Information.    For the year ended December 31, 2018, we generated $2,721.8 million or 82.5% of our direct revenues in the United States and $578.5 million or 17.5% of revenues in Canada. For the year ended December 31, 2017, we generated $2,392.0 million or 81.2% of our direct revenues in the United States and $553.0 million or 18.8% of revenues in Canada. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 19, "Segment Reporting," to our consolidated financial statements included in Item 8 of this report.
Environmental Services
We collect, transport, treat and dispose of hazardous and non-hazardous waste, including resource recovery, physical treatment, fuel blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management and CleanPack® services. Our CleanPack® services include the collection, identification and categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous waste. We also perform a wide range of industrial maintenance and specialty industrial services and utilize specialty equipment and resources to perform field services at any chosen location on a planned or emergency response basis. All of these services are designed to protect the environment and address environmental related challenges through the use of innovation and the latest technologies. We provide customers with sustainable solutions that seek to recycle waste materials whenever possible.
Technical Services. We provide technical services through a network of service centers from which a fleet of vehicles are dispatched to pick up customers' waste either on a predetermined schedule or on demand, and to deliver the waste to permitted facilities, which are usually Company-owned. Our service centers also can dispatch chemists to a customer location for collection of chemical and laboratory waste for disposal. InSite Service offerings is a branded on-site/in-plant service delivery program through which we offer a full range of environmental, industrial and waste management services. This signature program is built on safety, quality, efficiency and integrity, and has been offered by Clean Harbors for more than 25 years. By leveraging Clean Harbors' expertise and capabilities, our on-site staffs are dedicated to developing the safest, most cost-effective solutions to service customers’ needs.
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
As of December 31, 2018, we had nine active incinerators operating in five incinerator facilities that offer a wide range of technological capabilities to customers. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual practical capacity of 58,808 tons and three solids and liquids capable incinerator facilities with a combined estimated annual practical capacity of 377,387 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual practical capacity of 125,526 tons.
Our incinerator facilities in Kimball, Nebraska; Deer Park, Texas; El Dorado, Arkansas; and Aragonite, Utah, are designed to process liquid organic waste, sludge, solids, soil and debris. Our Deer Park facility has two kilns and a rotary reactor. Our El Dorado facility specializes in the treatment of bulk and containerized hazardous liquids, solids and sludge. In 2017, we opened a new hazardous waste incinerator at our El Dorado, Arkansas facility, which specializes in high-temperature incineration of regulated waste such as industrial and laboratory chemicals, manufacturing byproducts, fertilizers and other solid and liquid materials that would otherwise be hazardous to the environment and public health if not properly managed. Our facilities in Kimball and Deer Park also have on-site landfills for the disposal of ash produced as a result of the incineration process.
Our incinerator facility in Lambton, Ontario, is a liquid injection incinerator, designed primarily for the destruction of liquid organic waste. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid waste not amenable to conventional physical or chemical waste treatment.
Landfills.    Landfills are primarily used for disposal of inorganic waste. In the United States and Canada, we operate nine commercial landfills. Seven of our commercial landfills are designed and permitted for disposal of hazardous waste and two of our landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate, as described above, two non-commercial landfills that only accept waste from our on-site incinerators.
Of our seven commercial landfills used for disposal of hazardous waste, five are located in the United States and two are located in Canada. As of December 31, 2018, the useful economic lives of these landfills included approximately 25.6 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 31.9 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this additional capacity will be permitted. In addition to the hazardous waste landfills, we operate two non-hazardous industrial landfills with 3.8 million cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under Subtitle D of RCRA. Our non-hazardous landfill facilities are permitted to accept commercial industrial waste, including waste from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling.
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
Total Project Management. We also provide total project management services in areas such as chemical packing, on-site waste management, remediation, compliance training and emergency spill response, while leveraging the Clean Harbors network of service centers and environmental capabilities.
Industrial Services. We perform industrial maintenance services and specialty industrial services at refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing, and power generation facilities. We provide these services throughout North America.
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
Field and Emergency Response Services. Our crews and equipment are dispatched on a planned or emergency basis and perform services such as confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer, scarifying and media blasting and vacuum services. Additional services include filtration and water treatment services.
We are also a leader in providing response services for environmental emergencies of any scale from man-made disasters such as oil spills and natural disasters such as hurricanes.
Oil and Gas Field Services. We provide integrated seismic and right-of-way services for efficient resource discovery and site preparation. These services include: (i) seismic surveying that minimizes costs, environmental impact, and time in field; (ii) mulching/line clearing that expedites additional geophysical activities and minimizes environmental impact; and (iii) shot-hole drilling that provides safe and efficient operations in every terrain, including hostile and inaccessible regions. We also provide surface rentals services by supporting oil and gas companies' drilling and well completion programs. Key to our services is our ability to provide solids control to support the drilling process. Our technologies help manage liquids, solids and semi-solid material during the drilling operation, and include centrifuges, tanks, and drilling fluid recovery. We also can provide container rentals for safe collection of drill cuttings and other wastes, as well as manage disposal of drilling fluids and solids and can supply surface rental equipment to support drill sites by providing wellsite trailers, wastewater treatment systems and holding tanks, light towers, generators and handling tools.
Lodging Services. Our fixed lodges provide turnkey remote accommodations throughout Western Canada, primarily in the Fort McMurray area, and range in size up to approximately 600 beds. These are open lodges, with amenities that include catering and housekeeping services, fully equipped common areas, fitness rooms and computer rooms, wireless internet and public phones, powered parking stalls, laundry facilities, and daily towel service. We also offer mobile camp operations, which provide services for remote workforce accommodation facilities throughout Western Canada, currently in British Columbia, Saskatchewan and Alberta, with multiple accommodation types. These include client and open camps, operator camps, and drill camps. Furthermore, hospitality services are available as a standalone service to clients which have other accommodation arrangements.
Safety-Kleen
Our Safety-Kleen business offers an array of environmental services and complementary products to a diverse range of customers including automobile repair shops, car and truck dealers, metal fabricators, machine manufacturers, fleet maintenance shops and other automotive, industrial and retail customers.
As the largest provider of parts cleaning services in North America, Safety-Kleen offers a complete line of specially designed parts washers to customer locations and then delivers recurring service that includes machine cleaning and maintenance and disposal and replacement of clean solvent or aqueous fluids. We also sell automotive and industrial cleaning products which include degreasers, glass and floor cleaners, hand cleaners, absorbents, antifreeze, windshield washer fluid, mats and spill kits.
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
Utilizing used oil collected by Safety-Kleen branches, we manufacture, formulate, package, distribute and market high-quality lubricants. We offer these products and services direct to business end-users and customers that can in turn market to retailers and end-consumers. The used oil collected by Safety-Kleen's branch network is processed or re-refined to convert into a variety of products, mostly base lubricating oils, and much smaller quantities of asphalt-like material, glycols and fuels. As the largest re-refiner of used oil in North America, we can process the used oil collected through our six re-refineries located in East Chicago, Indiana; Newark, California; Wichita, Kansas; Tacoma, Washington; Fallon, Nevada; and Breslau, Ontario.
Our primary goal is to produce and sell high-quality blended oils, which are created by combining our re-refined base and other base oils with performance additives in accordance with our proprietary formulations and American Petroleum Institute licenses. Our Performance Plus® brand and “green” proprietary brand EcoPower® are sold to on- and off-road corporate fleets, government entities, automotive service shops and industrial plants, which are serviced through our internal distribution network, as well as an extensive United States and Canada-wide independent distributor network. We also sell unbranded blended oils to distributors that resell them under their private label brands. Our OilPlus® program consists of selling our renewable oil products directly to our end customers. We sell the base oil that we do not blend and sell ourselves to independent blenders/packagers that use it to blend their own branded or private label oils. With more than 200 million gallons of used oil processed annually, we were able to return in 2018 approximately 192 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace. We believe our position as the largest collector and re-refiner of used motor oil, along with our vast service and distributions network, provide a distinct competitive advantage in our ability to provide our customers with collection and oil distribution services through our OilPlus® program.
Competition
The hazardous waste management industry is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from national and regional waste services companies and hundreds of privately-owned firms. Veolia North America, Waste Management, Inc., U.S. Ecology, and Stericycle, Inc. are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the environmental services we offer.
Under federal and state environmental laws in the United States, generators of hazardous wastes remain liable for improper disposal of such wastes. Although generators may hire various companies that have the proper permits and licenses, because of the generators' potential liability, they are very interested in the reputation and financial strength of the companies they use for the management of their hazardous wastes. We believe that our technical proficiency, safety record, customer service oriented culture and overall reputation are important considerations to our customers in selecting and continuing to utilize our services. We also believe that the depth of our recycling, treatment and disposal capabilities, our ability to collect and transport waste products efficiently, and pricing are additional significant factors in the market for treatment and disposal services.
Competition within our Environmental Services segment varies by locality and type of service rendered.
•For our landfill and waste services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe the availability of skilled technical professional personnel, quality of performance, diversity of services, safety record, quality of assets and use of current and latest technologies, as well as price, are the key competitive factors in this service industry.
•For our industrial, field and emergency responses services, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer energy or industrial services. CEDA International Corporation and Newalta in Canada, and Envirosystems and Hydrochem PSC in the United States, are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the industrial and field services we offer. We believe the availability of specialized equipment and latest technologies, skilled technical professional personnel, quality of performance, diversity of services, safety record and price are the key competitive factors in this industry.

•For our energy related services, competitors vary by locality and type of services provided, with competition coming from national, regional and local service providers. Competition is based on a number of factors, including safety, quality, performance, reliability, service, price, response time and, in some cases, breadth of service offering.
For our Safety-Kleen segment, competitors vary by locality and by type of service rendered, with competition coming from Heritage-Crystal Clean and Veolia North America, along with several regional and local firms. With our Safety-Kleen Oil Plus® closed loop offering, we are competing in certain markets with other North American lubricant distributors.
The principal methods of competition for all of our services are quality, price, reliability of service rendered and technical proficiency. We believe that we offer a more comprehensive range of environmental, energy and industrial services than our competitors in major portions of the United States and Canada.
Employees
As of December 31, 2018, we employed approximately 14,200 active full-time employees, of which 898 in the United States and 547 in Canada were represented by labor unions. We believe that our relationship with our employees is positive. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and trained environmental, health and safety staff. We adhere to a risk management program designed to reduce potential liabilities to us and to our customers. We also continually strive to invest in our employees through training programs as well as competitive compensation and benefit programs
Intellectual Property
We have invested significantly in the development of proprietary technology and also to establish and maintain an extensive knowledge of leading technologies and incorporate these technologies into the services we offer and provide to our customers. As of December 31, 2018, we held a total of 32 U.S. and nine foreign issued or granted patents (which will expire between 2019 and 2031), two U.S. and five foreign pending patent applications, 96 U.S. and 63 foreign trademark registrations, and one U.S. and six foreign trademark applications. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
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
Operators of hazardous waste handling facilities are also required by federal, state and provincial regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2018, our total estimated closure and post-closure costs requiring financial assurance by regulators were $464.2 million for our U.S. facilities and $42.1 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The financial assurance related to closure and post-closure obligations of our U.S. facilities will renew in 2019. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2019, as well as letters of credit.
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
A new regulation primarily impacting the shipping business but which we are monitoring closely as it could impact our business is known as “IMO 2020”. On January 1, 2020, the International Maritime Organization (the "IMO") will implement a new regulation for a 0.50% global sulphur cap for marine fuels. Under the new global cap, ships that traverse the oceans will be required to use marine fuels with a sulphur content of no more than 0.50%, versus the current limit of 3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet, which now uses an estimated 3.5 - 4 million barrels per day of fuel oil. The shipping industry is the last major transportation sector to utilize fuel with high levels of sulfur, which is the reason the IMO is pushing the industry to more closely align with other transport sectors for pollution reduction.

There are several variables around this regulatory change that are not yet clear, including anticipated levels of compliance and enforcement. However, it is expected that the implementation of IMO 2020 will result in a significant increase in near-term demand for a broad range of low sulfur distillates including diesel, marine gas oil, marine diesel oil and vacuum gas oil ("VGO") among others. There is uncertainty about the global refinery industry’s ability to meet that spike in demand, which could have substantial consequences for the pricing of those products, particularly VGO. The price of VGO typically has a direct impact on the pricing and/or levels of production of base oil. Changes in the marine fuel market as a result of IMO 2020 is also expected to affect the availability of used motor oil, which today is frequently used in the marine market and some of which may be displaced as a result of this new rule.

United States Hazardous Waste Regulation
Federal Regulations.    The most significant federal environmental laws affecting us are the RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," also known as the "Superfund Act," the Clean Air Act, the Clean Water Act, and the Toxic Substances Control Act, or "TSCA."
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
Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements (the Part B permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 10, "Closure and Post-Closure Liabilities," and Note 11, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for a discussion of our environmental liabilities. See "Insurance and Financial Assurance" above for a discussion of our financial assurance requirements.
The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It also provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability for these responses and other related costs, and for liability for the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of hazardous substances. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report for a description of the principal such proceedings in which we are now involved.
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
As further discussed in Note 10, "Closure and Post-Closure Liabilities," and Note 11, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report, we have accrued environmental liabilities as of December 31, 2018, of $190.9 million. For the years ended December 31, 2018 and 2017, we spent $10.1 million and $13.0 million, respectively, to address environmental liabilities.
As discussed more fully above under the heading "Insurance and Financial Assurance," we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed the required financial assurance primarily through a qualified insurance company.
As described in Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine could have a material effect on our business and future prospects.
ITEM 1A.    RISK FACTORS
An investment in our securities involves certain risks, including those described below. You should consider carefully these risk factors together with all of the information included in this report before investing in our securities.

Risks Affecting All of Our Businesses
Our businesses are subject to operational and safety risks.
Provision of environmental, energy and industrial services to our customers by both of our business segments involves risks such as equipment defects, malfunctions and failures, and natural disasters, which could potentially result in releases of hazardous materials, damage to or total loss of our property or assets, injury or death of our employees, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers.
While we seek to minimize our exposure to such risks through comprehensive training programs, our Environmental Health and Safety Compliance Internal Audit Program, vehicle and equipment maintenance programs, and insurance, such programs and insurance may not be adequate to cover all of our potential liabilities and such insurance may not in the future be available at commercially reasonable rates. If we were to incur substantial liabilities in excess of policy limits or at a time when we were not able to obtain adequate liability insurance on commercially reasonable terms, our business, results of operations and financial condition could be adversely affected to a material extent. Furthermore, should our safety record deteriorate, we could be subject to a potential reduction of revenues from our major customers.
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
Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in rail or truck transportation services which we rely on to deliver waste to our facilities. These events could prevent or delay shipments and reduce both volumes and revenue. Weather conditions and other event driven special projects also cause interim variations in our results. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
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
Tax interpretations and changes in tax regulations and legislation could adversely affect our results of operations.
We are subject to income taxes in the United States, Canada and various state and local jurisdictions. Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to change and uncertainty and can impact net income, income tax expense or recovery and deferred income tax assets or liabilities. Our interpretation of tax rules and regulations, including those relating to foreign jurisdictions, requires judgment that may be challenged by taxation authorities upon audit. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In fiscal 2018, we recorded approximately 17.5% of our direct revenues in Canada. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate affect our results of operations and the value of balance sheet items denominated in foreign currencies.
Certain adverse conditions have required, and future conditions might require, us to make substantial write-downs in our assets, which have adversely affected or would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. Based on those results, during the third quarter of 2016, we determined that the then carrying amount of one of our then reporting units exceeded the estimated fair value of that unit and we therefore then recognized a goodwill impairment charge of $34.0 million with respect to that unit. During and as of the end of each of 2018, 2017 and 2016, we determined that no additional asset write-downs were required. However, if conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets are impaired and we would then be required to write-off all or a portion of our costs for such assets. Any significant write-offs would adversely affect our balance sheet and results of operations.

Additional Risks of Our Environmental Services Business
The hazardous waste management business which our Environmental Services segment conducts is subject to significant environmental liabilities.
We have accrued environmental liabilities valued as of December 31, 2018, at $190.9 million, substantially all of which we assumed in connection with certain acquisitions. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when we project that we will be required to pay such liabilities. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (such as future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than we now estimate, which could adversely affect our financial condition and results of operations.
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
We are required to provide substantial amounts of financial assurance to governmental agencies for closure and post-closure care of our licensed hazardous waste treatment facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain projects. As of December 31, 2018, our total estimated closure and post-closure costs requiring financial assurance by regulators were $464.2 million for our U.S. facilities and $42.1 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds, funded trusts, letters of credit and insurance from a qualified insurance company. The financial assurance related to closure and post-closure obligations of our U.S. facilities will renew in 2019. Our Canadian facilities utilize surety bonds, which renew at various dates throughout 2019, as well as letters of credit.
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
The future operating results of our Environmental Services segment may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, invest in new technologies for treatment of hazardous waste, generate incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of our facilities, minimize downtime and disruptions of operations, and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our Environmental Services business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as chemical and petrochemical. If those cyclical industries slow significantly, the business that we receive from them would likely decrease.
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
A significant portion of our Safety-Kleen business involves collecting used oil from certain of our customers, re-refining a portion of such used oil into base and blended lubricating oils, and then selling both such re-refined oil and the recycled oil, or ‘‘RFO,’’ collectively "oil products", to other customers. Changes in the reported spot market prices of oil affect the prices at which we can sell our re-refined oil and RFO. If applicable rates increase or decrease, we typically will charge a higher or lower corresponding price for our oil products. The prices at which we sell our oil products can also be affected by changes in certain indices measuring changes in the price of heavy fuel oil, with increases and decreases in the indices typically translating into a higher or lower price for our oil products. The cost to collect used oil, including the amounts we pay to obtain a portion of our used oil and therefore ability to collect necessary volumes and the fuel costs of our oil collection fleet, typically also increases or decreases when the relevant indices increase or decrease. However, even though the prices we can charge for our oil products and the costs to collect and re-refine used oil and process RFO typically increase and decrease together, there is no assurance that when our costs to collect and re-refine used oil and process RFO increase we will be able to increase the prices we charge for our oil products to cover such increased costs, or that our costs to collect and re-refine used oil and process RFO will decline when the prices we can charge for such oil products decline. These risks are exacerbated when there are rapid fluctuations in these oil indices.
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
Safety-Kleen has been named from time to time as a defendant in product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2018, Safety-Kleen was involved in approximately 67 such proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvents used in Safety-Kleen’s parts cleaning equipment contain contaminants or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvents during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that such solvents contain trace amounts of toxic or hazardous substances such as benzene. Although Safety-Kleen maintains insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), this insurance may not provide coverage for potential awards of punitive damages against Safety-Kleen. Although Safety-Kleen has vigorously defended and will continue to vigorously defend itself and the safety of its products against all of these claims, these lawsuits are subject to many uncertainties and outcomes cannot be predicted with assurance. Safety-Kleen may also be named in similar additional lawsuits in the future, including claims for which insurance coverage may not be available. If any one or more of these lawsuits were decided unfavorably against Safety-Kleen and the plaintiffs were awarded punitive damages, or if insurance coverage were not available for any such claim, our financial condition and results of operations could be materially and adversely affected. Additionally, if any one or more of these lawsuits were decided unfavorably against Safety-Kleen, such outcome may encourage more lawsuits against us.

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
As of December 31, 2018, we had outstanding $845.0 million of senior unsecured notes, $742.2 million of senior secured term loans, and $130.1 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:

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

•
subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including $392.2 million of our $742.2 million senior secured term loans for which we do not currently have interest rate hedges and borrowings (if any) under our revolving credit facility;

•	increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•
limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

Our ability to make scheduled payments of principal or interest with respect to our debt, including our outstanding senior unsecured notes, our secured term loans, any revolving loans and our capital leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and our future financial results. If we were unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.
Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.
Although our revolving credit agreement and the indentures and loan agreement governing our other outstanding debt contain restrictions on the incurrence of additional debt (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional debt which we might incur in the future in compliance with these restrictions could be substantial. In particular, we had available at December 31, 2018, up to approximately $235.4 million for additional borrowings and letters of credit under our revolving credit facility. Our revolving credit agreement and the indentures and loan agreement governing our other outstanding debt also allow us to borrow significant amounts of money from other sources. These restrictions also do not prevent us from incurring obligations (such as operating leases) that do not constitute “debt” or “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit or other obligations, the related risks would increase.
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
As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit facility requires, and our future credit facilities may require, us to maintain under certain circumstances certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our outstanding or future debt. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such debts, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such debt were accelerated, our assets might not be sufficient to repay in full that debt and our other debt.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal executive offices are in Norwell, Massachusetts, where we lease approximately 151,000 square feet under arrangements which may not expire until 2042. We also have regional administrative offices in Texas, South Carolina, and Alberta, Canada. Our properties are sufficient and suitable for our current needs.
We have a network of more than 480 service locations across 49 states, nine Canadian provinces, Puerto Rico, and Mexico. Those service locations include service centers, satellite locations, branches, active hazardous waste management properties, lodging facilities and oil processing facilities. The service centers and branches are the principal sales and service centers from which we provide our environmental, energy and industrial services. The active hazardous waste management properties include incinerator facilities, commercial and non-commercial landfills, wastewater treatment facilities, treatment, storage and disposal facilities ("TSDFs"), solvent recovery management and recycling facilities, oil accumulation centers, oil terminals and oil re-refineries. Some of our properties offer multiple capabilities. The following sets forth certain information as of December 31, 2018 regarding our properties.
Service Centers, Satellite Locations and Branches
We have approximately 365 service centers, satellite locations and branches throughout the United States and Canada which serve as principal sales and service centers from which we provide parts cleaning services, containerized waste services, oil collection services and other environmental services.
Active Hazardous Waste Management Properties
Incinerator Facilities.   We own five operating incinerator facilities that have a total of nine incinerators with 561,721 tons of total practical capacity and an overall average utilization rate for 2018 of 86.7%. Our practical capacity is not based on a theoretical 24-hour, seven-day operation, but rather is determined as the production level at which our incinerators can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production pounds by practical capacity at each incinerator.

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2018
Arkansas	3	145,072	94.8%
Nebraska	1	58,808	73.8%
Utah	1	66,815	88.7%
Texas	3	165,500	82.7%
Ontario, Canada	1	125,526	87.4%
	9	561,721	86.7%
Our incinerators offer a wide range of technological capabilities to customers through this network. We provide incineration in the United States through one fluidized bed thermal oxidation unit and three solids and liquids-capable incinerator facilities and we operate in Canada one active hazardous waste liquid injection incinerator.
Commercial and Non-Commercial Landfills.  In the United States and Canada, we operate nine commercial landfills with approximately 29.4 million cubic yards of remaining highly probable airspace. Seven of our commercial landfills are designed and permitted for the disposal of hazardous wastes and two landfills are operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators. See "Landfill Accounting" within Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
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
Oil Terminals. We operate a total of 54 oil terminals, of which 31 are owned and 23 are leased, which collect or process used oil prior to delivery to re-refineries or distribution as RFO.
Oil Recycling and Re-refining Facilities. We own six oil re-refineries, five in the United States and one in Canada. With more than 200 million gallons of used oil processed annually, we were able to return in 2018 192 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace.
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
ITEM 3.    LEGAL PROCEEDINGS
See Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report for a description of legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange (the "NYSE") under the symbol CLH. On February 15, 2019, there were 258 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street," name. On our last record date, approximately 22,975 additional stockholders beneficially held shares in street name.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt, and for our stock repurchase program. In addition, our current credit agreement and indentures limit the amount we could pay as cash dividends on, or for repurchase of, our common stock. For additional information surrounding our stock repurchase program, see Note 15, "Stockholder's Equity," to our consolidated financial statements included in Item 8 of this report.
Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2018 through October 31, 2018	3,000	$70.89	—	$317,571,511
November 1, 2018 through November 30, 2018	164,559	$65.07	162,000	$307,027,656
December 1, 2018 through December 31, 2018	21,520	$59.38	16,000	$306,072,512
Total	189,079	$64.52	178,000	$306,072,512
______________________

(1)	Includes 11,079 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted shares granted under our long-term equity incentive programs.

(2)	The average price paid per share of common stock repurchased under our stock repurchase program includes commissions paid to the brokers.

(3)
Our board of directors has authorized the repurchase of up to $600 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on a number of factors, including share price, cash required for business plans, trading volume and other conditions. During April 2018, we implemented a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Future repurchases will be made under the Rule 10b5-1 plan as well as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, S&P MIDCAP 400 INDEX, REFUSE SYSTEMS AND CUSTOM PEER GROUP
Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, the S&P Midcap 400 Index, and indices of comparable companies compiled by CoreData, consisting of companies whose listed line-of-business is SIC Code 4953 (refuse systems) and a custom peer group. We selected a peer group comprised of American Water Works Company, Inc., Casella Waste Systems, Inc., Civeo Corporation, Covanta Holding Corporation, Heritage-Crystal Clean, Inc., Iron Mountain Incorporated, Newpark Resources, Inc., Oil States International, Inc., Republic Services, Inc., Stericycle, Inc., Superior Energy Services, Inc., US Ecology, Inc., and Waste Management, Inc. The values illustrated assume reinvestment of dividends on the ex-dividend date and compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2013, when our common stock closed at $59.96 per share. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

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

	For the Year Ended December 31,
(in thousands except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$3,300,303	$2,944,978	$2,755,226	$3,275,137	$3,401,636
Net income (loss) (1)	$65,636	$100,739	$(39,873)	$44,102	$(28,328)
Earnings (loss) per share: (1)
Basic	$1.17	$1.77	$(0.69)	$0.76	$(0.47)
Diluted	$1.16	$1.76	$(0.69)	$0.76	$(0.47)
Other Financial Data:
Adjusted EBITDA (2)	$491,005	$425,657	$400,354	$504,167	$521,919

	At December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$3,738,321	$3,706,570	$3,681,920	$3,431,428	$3,689,423
Long-term obligations (including current portion)	1,572,556	1,629,537	1,633,272	1,382,543	1,380,681
Stockholders' equity	1,169,756	1,188,202	1,084,241	1,096,282	1,262,871
___________________________________________

(1)
The 2018 results include a $2.5 million pre-tax loss on early extinguishment of debt. The 2017 results include a net benefit of $93.0 million resulting from impacts of the tax law changes enacted in December of 2017, a $7.9 million pre-tax loss on early extinguishment of debt and a $30.7 million pre-tax gain on the sale of a non-core line of business within our Environmental Services segment. The 2016 results include a $34.0 million goodwill impairment charge and a $16.9 million pre-tax gain on the sale of a non-core line of business within our Environmental Services segment. The 2015 results include a $32.0 million goodwill impairment charge in our Environmental Services segment, and the 2014 results include a $123.4 million goodwill impairment charge in our Kleen Performance Products reporting unit. In 2016, we did not record any income tax benefit as a result of the goodwill impairment charge. In 2015 and 2014, we recorded income tax benefits of $2.0 million and $2.7 million, respectively, as a result of the goodwill impairment charges.

(2)
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands). See additional information regarding this non-GAAP measure under the heading "Adjusted EBITDA" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss)	$65,636	$100,739	$(39,873)	$44,102	$(28,328)
Accretion of environmental liabilities	9,806	9,460	10,177	10,402	10,612
Depreciation and amortization	298,625	288,422	287,002	274,194	276,083
Goodwill impairment charges	—	—	34,013	31,992	123,414
Other expense (income), net	4,510	6,119	(6,195)	1,380	(4,380)
Loss on early extinguishment of debt	2,488	7,891	—	—	—
Gain on sale of businesses	—	(30,732)	(16,884)	—	—
Interest expense, net	81,094	85,808	83,525	76,553	77,668
Provision (benefit) for income taxes	28,846	(42,050)	48,589	65,544	66,850
Adjusted EBITDA	$491,005	$425,657	$400,354	$504,167	$521,919

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
During the first quarter of fiscal year 2018, certain of our businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective, deepening customer relationships and allowing for efficiencies across our operations through the sharing of resources, namely labor and equipment, which will reduce third party spending and promote cross selling of our business offerings. In connection with this reorganization, our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of our operating segments in the first quarter of 2018 and resulted in a change in our assessment of our operating segments. We concluded that there are now two operating segments for disclosure purposes; (i) the Environmental Services segment which consists of our historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses, and (ii) the Safety-Kleen segment.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes and average price of waste handled and disposed of through our owned incinerators and landfills, as well as utilization of such incinerators, labor and billable hours and equipment among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major oil spills, natural disasters or other events where immediate and specialized services are required.

•
Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vac services, used motor oil collection and sale of base and blended oil products as well as complementary products including automotive related fluids and shop supplies. Key performance indicators tracked by management relative to these services include the number of parts washer services performed and used motor oil and waste volumes collected. Results from these services are primarily driven by the overall number of parts washers placed at customer sites and volumes of waste collected. These factors can be impacted by overall economic conditions in the marketplace, especially in the automotive related area. Safety-Kleen offers high quality base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Relative to these oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven marketplace. The segment's results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils, which historically have correlated with overall crude oil prices. Costs incurred in connection with the collection of used oils and other raw materials associated with the segment’s oil related products can also be volatile. The implementation of our OilPlus® closed loop initiative resulting in the sale of our renewable oil products directly to our end customers will also impact future operating results.

Highlights
Total revenues for 2018 increased 12.1% to $3.3 billion, compared with $2.9 billion in 2017. Our Environmental Services segment increased direct revenues $283.7 million in 2018 compared with 2017 due to incremental revenues resulting from our recent acquisitions, primarily the Veolia Business in the first quarter of 2018, as well as improved average pricing driven by a more profitable mix of waste streams handled by the business. Direct revenues recorded by Safety-Kleen increased $73.4 million in 2018 as compared to 2017 as a result of improved pricing conditions related to our renewable oil products and continued growth across Safety-Kleen’s core service offerings and our direct lubricant sales. The fluctuation of the Canadian dollar minimally impacted our consolidated revenues in 2018 as compared to 2017.
Income from operations in 2018 was $182.6 million, compared with $127.8 million in 2017. We reported net income in 2018 and 2017 of $65.6 million and $100.7 million, respectively. Net income in 2017 included a $93.0 million net benefit recorded as a component of income tax expense which resulted from impacts of tax reform law changes which were signed into law in December 2017. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 15.4% to $491.0 million in 2018 from $425.7 million in 2017. The increased level of Adjusted EBITDA in 2018 was primarily attributable to higher revenue amounts as described above, which provided improved operating margins from leveraging our existing infrastructure network and additional benefits from the reorganization undertaken in the Environmental Services segment which occurred in the first quarter of 2018. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income (loss), appears below under "Adjusted EBITDA."
Net cash from operating activities for 2018 was $373.2 million, an increase of $87.5 million from 2017. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $195.3 million in 2018, which represented a $55.1 million increase over 2017 primarily due to greater levels of operating income, lower interest payments and a reduction in environmental expenditures, offset by higher working capital levels and capital spending. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the years ended December 31, 2018, 2017 and 2016.

	Summary of Operations (in thousands)
	Year Ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Direct Revenues(1):
Environmental Services	$2,141,194	$1,857,474	$1,758,833	$283,720	15.3%	$98,641	5.6%
Safety-Kleen	1,161,282	1,087,886	996,083	73,396	6.7	91,803	9.2
Corporate Items	(2,173)	(382)	310	(1,791)	N/M	(692)	N/M
Total	3,300,303	2,944,978	2,755,226	355,325	12.1	189,752	6.9
Cost of Revenues(2):
Environmental Services	1,576,705	1,373,789	1,287,629	202,916	14.8	86,160	6.7
Safety-Kleen	725,734	690,344	645,275	35,390	5.1	45,069	7.0
Corporate Items	3,112	(1,460)	(47)	4,572	N/M	(1,413)	N/M
Total	2,305,551	2,062,673	1,932,857	242,878	11.8	129,816	6.7
Selling, General and Administrative Expenses:
Environmental Services	183,633	162,375	152,129	21,258	13.1	10,246	6.7
Safety-Kleen	153,519	147,731	131,262	5,788	3.9	16,469	12.5
Corporate Items	166,595	146,542	138,624	20,053	13.7	7,918	5.7
Total	503,747	456,648	422,015	47,099	10.3	34,633	8.2
Adjusted EBITDA
Environmental Services	380,856	321,310	319,075	59,546	18.5	2,235	0.7
Safety-Kleen	282,029	249,811	219,546	32,218	12.9	30,265	13.8
Corporate Items	(171,880)	(145,464)	(138,267)	(26,416)	(18.2)	(7,197)	(5.2)
Total	$491,005	$425,657	$400,354	$65,348	15.4%	$25,303	6.3%
___________________________________
N/M = not meaningful

(1)	Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Cost of revenue is shown exclusive of items presented separately on the statements of operations, which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues. These factors include, but are not limited to: overall industrial activity and growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, impacts of acquisitions and divestitures, the level of emergency response projects, general conditions of the energy related industries, base and blended oil pricing, market changes relative to the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimalize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the years ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Direct revenues	$2,141,194	$1,857,474	$1,758,833	$283,720	15.3%	$98,641	5.6%
Environmental Services direct revenues for the year ended December 31, 2018 increased $283.7 million from the comparable period in 2017. Included in the current year revenues was $154.0 million of direct revenues from the Veolia

Business, which we acquired on February 23, 2018. Excluding the impacts from the Veolia Business, Environmental Services direct revenue increased $129.5 million primarily due to greater levels of activity at our sales and service branches and increased levels of disposal related revenues from improved pricing conditions and mix associated with waste streams at our incinerators in 2018. For the year ended December 31, 2018, landfill volumes increased slightly as compared to 2017. The utilization rate at our incinerator facilities was 86.7% for the year ended December 31, 2018, as compared to 87.6% for the year ended December 31, 2017. The decrease in utilization rates in 2018 was impacted by a slightly higher number of down days at our facilities during 2018; however, impacts on the profitability of the business from an increase in down days was more than offset by improved pricing conditions and an increase in volumes of higher margin waste streams received in 2018. The impact of foreign currency translation on our Canadian operations within the Environmental Services segment was minimal in the year ended December 31, 2018 as compared to 2017.
Environmental Services direct revenues for the year ended December 31, 2017 increased $98.6 million from the comparable period in 2016. Excluding the impacts from divestiture and acquisition activity having occurred in 2016 and 2017, Environmental Services revenues increased $142.1 million from the comparable period in 2016 primarily due to greater levels of activity at our sales and service branches, increased revenues associated with waste projects and higher waste volumes disposed of in our incinerators and landfills from improving economic conditions and business initiatives focused on waste volumes. For the year ended December 31, 2017, landfill volumes increased 12.1% from the comparable period in 2016. The utilization rate at our incinerators was 87.6% on a practical capacity of 561,721 tons for the year ended December 31, 2017, compared with 88.8% on a practical capacity of 491,721 tons in 2016. The increase in practical capacity was the result of the start-up of our waste incinerator at our El Dorado, Arkansas facility, which came online in the first quarter of 2017 and added 70,000 tons of capacity to our network. Inclusive in the year-over-year changes within this segment was also the positive impact of foreign currency translation on our Canadian operations of approximately $8.3 million for the year ended December 31, 2017 from the comparable period in 2016.
Safety-Kleen

	For the years ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Direct revenues	$1,161,282	$1,087,886	$996,083	$73,396	6.7%	$91,803	9.2%
Safety-Kleen direct revenues for the year ended December 31, 2018 increased $73.4 million from the comparable period in 2017 primarily due to more favorable pricing on oil products and growth in the business’ core service offerings. Revenues generated through our core service offerings such as handling of containerized waste and vac services, parts washer services as well as sales of automotive and industrial cleaning products accounted for $21.3 million of incremental revenues. Increased base and blended volumes and oil pricing accounted for $34.7 million of incremental direct revenue from the comparable period in 2017. Sales of contract packaging and blending services, specialty refinery products and recycled fuel oil also increased by $38.9 million from the comparable period in 2017. These increases were partially offset by a decrease in used motor oil collection revenues of $19.5 million as market pricing for these services was negatively impacted as crude oil prices generally rose throughout the earlier parts of 2018. The impact of foreign currency translation on our Canadian operations within the Safety-Kleen segment was minimal in the year ended December 31, 2018 as compared to 2017.

Safety-Kleen direct revenues for the year ended December 31, 2017 increased $91.8 million from the comparable period in 2016. This increase was derived from more favorable pricing on oil products, incremental revenues from acquisitions and growth in the business. Increased base and blended oil pricing and volumes accounted for $87.2 million of incremental direct revenue from the comparable period in 2016. This increase was partially offset by lower revenue of $15.6 million from a decrease in prices charged for used motor oil collection in 2017. Inclusive in the year-over-year changes within the Safety-Kleen segment was also the positive impact of foreign currency translation on our Canadian operations of approximately $2.8 million in the year ended December 31, 2017 from the comparable period in 2016.

Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions as well as other cost reduction initiatives while also continuing to optimize our management and operating structure in an effort to maintain and increase operating margins.

Environmental Services

	For the years ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Cost of revenues	$1,576,705	$1,373,789	$1,287,629	$202,916	14.8%	$86,160	6.7%
As a % of Direct Revenue	73.6%	74.0%	73.2%		(0.4)%		0.8%
Environmental Services cost of revenues for the year ended December 31, 2018 increased $202.9 million from the comparable period in 2017. The acquired Veolia Business had cost of revenues of $131.2 million in the year ended December 31, 2018. Excluding these costs, Environmental Services cost of revenues for the year ended December 31, 2018 increased $71.7 million primarily due to increases in labor related costs of $45.4 million, transportation, disposal and fuel costs of $16.2 million and equipment, supply and various other expenses of $10.0 million. The incremental operating costs were commensurate with greater activity levels in 2018 and overall inflationary pressure across several cost categories including certain commodity supplies such as fuel and other supplies. Costs as a percentage of direct revenues decreased slightly over the comparable period of 2017, which can be attributed to a more favorable mix of waste streams in our incineration network which increased profitability.
Environmental Services cost of revenues for the year ended December 31, 2017 increased $86.2 million from the comparable period in 2016. Excluding the impacts from divestitures, Environmental Services cost of revenues for the year ended December 31, 2017 increased $133.0 million from the comparable period in 2016 primarily due to increases in labor and subcontractor related costs of $59.9 million, equipment and supply costs of $46.6 million, and transportation, disposal and fuel costs of $28.4 million, partially offset by $1.9 million of reductions across various expense categories. The incremental operating costs were primarily driven by the El Dorado incinerator which came online in early 2017 and its relevant start-up activities, higher down days across our network associated with the hurricanes that impacted the gulf region of the U.S. in 2017 and overall increased economic activity. The higher concentration of lower margin waste in our incineration network decreased profitability as we focused on driving network utilization in response to the increased capacity. Continued pricing pressures felt in 2017 in the industries in which we operate and integration costs also contributed to the increase in cost of revenues as a percentage of direct revenue from the comparable period in 2016.

Safety-Kleen

	For the years ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Cost of revenues	$725,734	$690,344	$645,275	$35,390	5.1%	$45,069	7.0%
As a % of Direct Revenue	62.5%	63.5%	64.8%		(1.0)%		(1.3)%
Safety-Kleen cost of revenues for the year ended December 31, 2018 increased $35.4 million from the comparable period in 2017 primarily due to increased costs of raw materials associated with oil products of $15.8 million, increased transportation, disposal and fuel costs of $12.3 million and labor related costs of $6.3 million. These increases were in line with the overall growth of the business and increased costs of commodities. Our costs as a percentage of direct revenues decreased over the comparable period of 2017 due to our effective management of the spread between used oil input costs and base oil pricing, as well as the implementation of new pricing strategies, which generated greater levels of direct revenue.
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
Selling, General and Administrative Expenses
We strive to manage our selling, general and administrative expenses commensurate with the overall performance of our segments and corresponding revenue levels. We believe that our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.

Environmental Services

	For the years ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
SG&A	$183,633	$162,375	$152,129	$21,258	13.1%	$10,246	6.7%
As a % of Direct Revenue	8.6%	8.7%	8.6%		(0.1)%		0.1%
Environmental Services selling, general and administrative expenses for the year ended December 31, 2018 increased $21.3 million from the comparable period in 2017 due to increases in salary, benefits and variable compensation related costs of $14.7 million and bad debt expense of $7.0 million, partially offset by cost reductions across various expense categories. The increases in salary, benefits and variable compensation are in line with the growth of the business in 2018 as compared to 2017. As a percentage of direct revenue, our costs remained consistent for the year ended December 31, 2018 as compared to 2017.
Environmental Services selling, general and administrative expenses for the year ended December 31, 2017 increased $10.2 million from the comparable period in 2016. Excluding costs associated with divestitures impacting the comparability of these fiscal years, Environmental Services selling, general and administrative expenses for the year ended December 31, 2017 increased $13.4 million primarily due to increased labor related costs including increased variable compensation and commissions. These increases were consistent with the growth of the business during 2017 as compared to 2016. As a percentage of direct revenue, these costs remained consistent for the year ended December 31, 2017 as compared to 2016.
Safety-Kleen

	For the years ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
SG&A	$153,519	$147,731	$131,262	$5,788	3.9%	$16,469	12.5%
As a % of Direct Revenue	13.2%	13.6%	13.2%		(0.4)%		0.4%
Safety-Kleen selling, general and administrative expenses for the year ended December 31, 2018 increased $5.8 million from the comparable period in 2017 primarily due to increased salaries, benefits and variable compensation of $5.7 million as we continue to grow the business. As a percentage of direct revenue, Safety-Kleen SG&A costs decreased for the year ended December 31, 2018 as compared to 2017 as the additional direct revenues outpaced incremental SG&A costs.
Safety-Kleen selling, general and administrative expenses for the year ended December 31, 2017 increased $16.5 million from the comparable period in 2016 primarily due to increased labor related costs of $11.6 million, and an additional $4.9 million related to costs generated from strategic initiatives in the areas of the OilPlus® closed loop initiative and centralization activities associated with this segment. As a percentage of direct revenue, our costs remained consistent for the year ended December 31, 2017 as compared to 2016.
Corporate Items

	For the years ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
SG&A	$166,595	$146,542	$138,624	$20,053	13.7%	$7,918	5.7%
Corporate Items selling, general and administrative expenses for the year ended December 31, 2018 increased $20.1 million from the comparable period in 2017 primarily due to increased salaries and benefits resulting from continued commitments to investing in our employees and variable compensation totaling $14.8 million as well as increased stock-based compensation of $4.3 million primarily attributable to the achievement of performance metrics associated with performance based awards in 2018. Incremental costs associated with the acquired Veolia Business also contributed to the increased costs.
Corporate Items selling, general and administrative expenses for the year ended December 31, 2017 increased $7.9 million from the comparable period in 2016 primarily due to an increase in variable compensation of $7.4 million and stock-based compensation of $3.4 million attributable to greater revenue and earnings results in 2017, partially offset by a reduction in severance costs of $3.5 million.

Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income (loss) or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies and, therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.
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
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$65,636	$100,739	$(39,873)
Accretion of environmental liabilities	9,806	9,460	10,177
Depreciation and amortization	298,625	288,422	287,002
Goodwill impairment charge	—	—	34,013
Other expense (income), net	4,510	6,119	(6,195)
Loss on early extinguishment of debt	2,488	7,891	—
Gain on sale of businesses	—	(30,732)	(16,884)
Interest expense, net	81,094	85,808	83,525
Provision (benefit) for income taxes	28,846	(42,050)	48,589
Adjusted EBITDA	$491,005	$425,657	$400,354
Depreciation and Amortization

	Year Ended December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Depreciation of fixed assets and landfill amortization	$264,254	$251,403	$246,960	$12,851	5.1%	$4,443	1.8%
Permits and other intangibles amortization	34,371	37,019	40,042	(2,648)	(7.2)%	(3,023)	(7.5)%
Total depreciation and amortization	$298,625	$288,422	$287,002	$10,203	3.5%	$1,420	0.5%
Depreciation and amortization for the year ended December 31, 2018 increased $10.2 million from the comparable period in 2017, primarily due to incremental depreciation from acquisitions and a slight increase in volumes at our landfills that drove higher landfill amortization. Depreciation and amortization for the year ended December 31, 2017 remained consistent with the comparable period in 2016.

Goodwill impairment charge

	Year Ended December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Goodwill impairment charge	$—	$—	$34,013	$—	—%	$(34,013)	(100.0)%
During the year ended December 31, 2016, we recorded a $34.0 million goodwill impairment charge in our Lodging Services line of business. Information regarding our 2016 goodwill impairment charge was disclosed in prior years' annual reports on Form 10-K.
Other (Expense) Income, net

	Year Ended December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Other (expense) income, net	$(4,510)	$(6,119)	$6,195	$1,609	(26.3)%	$(12,314)	(198.8)%
For the year ended December 31, 2018, other (expense) income, net decreased $1.6 million from the comparable period in 2017 primarily due to smaller losses recognized on sales or disposals of fixed assets in 2018. Other (expense) income, net decreased $12.3 million from 2016 to 2017 primarily due to losses recognized on sales or disposals of fixed assets in 2017 compared to gains recognized on sales or disposals of fixed assets in 2016.
Loss on early extinguishment of debt

	Year Ended December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Loss on early extinguishment of debt	$(2,488)	$(7,891)	$—	$5,403	(68.5)%	$(7,891)	100.0%
During the year ended December 31, 2018, we recorded a $2.5 million loss in connection with the extinguishment of the remaining $400.0 million previously outstanding senior unsecured notes which were refinanced in connection with the Incremental Facility Amendment to our Term Loan Agreement completed during the third quarter of 2018. During the year ended December 31, 2017, we recorded a $7.9 million loss on early extinguishment of debt in connection with the extinguishment of the $400.0 million previously outstanding senior unsecured notes which were refinanced in connection with the issuance of $400.0 million Term Loan Agreement which was completed in the second quarter of 2017. The losses consisted of amounts paid in excess of par in order to extinguish the debt prior to maturity and non-cash expenses related to the write-off of unamortized financing costs. For additional information regarding our financing arrangements, see Note 12, "Financing Arrangements," under Item 8, "Financial Statements and Supplementary Data," of this report.
Gain on sale of businesses

	Year Ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Gain on sale of businesses	$—	$30,732	$16,884	$(30,732)	(100)%	$13,848	82%
During the year ended December 31, 2017, we recorded a $30.7 million gain on the sale of our Transformer Services business. During the year ended December 31, 2016, we recorded a $16.9 million gain on the sale of our Catalyst Services business. For additional information regarding these gains on sale of businesses, see Note 5, "Disposition of Businesses," under Item 8, "Financial Statements and Supplementary Data," of this report.
Provision (benefit) for Income Taxes

	Year Ended December 31,			2018 over 2017		2017 over 2016
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Provision (benefit) for income taxes	$28,846	$(42,050)	$48,589	$70,896	(168.6)%	$(90,639)	(186.5)%
Provision (benefit) for income taxes for fiscal years 2018, 2017 and 2016 was $28.8 million, $(42.1) million, and $48.6 million, respectively. The effective tax rate for 2018 was 30.5% and was impacted by the overall reduced federal tax rates enacted in 2018 under the Tax Cuts and Jobs Act (the "Tax Act") signed into law in December 2017, the recognition of valuation allowances on certain Canadian operations and offset in the current year by tax benefits resulting from amended prior year tax return filings. The income tax benefit in 2017 was primarily driven by impacts from the enactment of the Tax Act in 2017. Impacts of the Tax Act resulted in a net benefit of $93.0 million being recorded in 2017. See Note 13, "Income Taxes," under Item 8, "Financial Statements and Supplementary Data," of this report for more information related to the Tax Act and its impacts. Excluding the impacts of the Tax Act, a provision of $51.0 million would have been recognized, yielding an effective tax rate of 86.8% in 2017.
The mix of U.S. and Canadian taxable income and losses in recent years, combined largely with the impacts of valuation allowances being recorded relative to taxable losses generated in certain Canadian jurisdictions has had significant impacts on the recorded income tax expense amounts and has caused such amounts and resulting effective tax rates to represent significant variations from more customary relationships between pre-tax income and the provision for income taxes. In 2018, the Company recognized a $10.7 million valuation allowance from Canadian losses. Aside from the impact of the Tax Act, the variation from a more customary effective tax rate in 2017 was primarily related to a $14.5 million valuation allowance recorded relative to net operating loss carryforwards generated by certain Canadian subsidiaries in 2017 and the impacts of recording $3.7 million of unrecognized tax benefits associated with current and prior years' tax positions taken. Variations from a more customary effective tax rate in 2016 was primarily due to the recognition of a $12.9 million valuation allowance related to net operating loss carryforwards generated by certain Canadian subsidiaries in 2016, as well as an additional $9.7 million valuation allowance recorded as a result of a change in the likelihood of realizing a benefit from foreign tax credits and other net deferred tax assets. Additionally, the $34.0 million goodwill impairment charge in our Lodging Services line of business recorded in 2016 was a non-deductible tax item, and therefore no tax benefit was recorded on that loss and further caused the 2016 effective tax rate to vary from a more typical relationship between income before taxes and the recorded provision for income taxes.
Liquidity and Capital Resources

	For the years ended December 31,
(in thousands)	2018	2017	2016
Net cash from operating activities	$373,210	$285,698	$259,624
Net cash used in investing activities	(349,659)	(203,267)	(361,777)
Net cash (used in) from financing activities	(110,997)	(72,760)	220,235
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2018 was $373.2 million, an increase of $87.5 million compared to net cash from operating activities for the year ended December 31, 2017. The increase in operating cash flows as compared to the comparable period of 2017 was most directly attributable to greater levels of operating income, lower interest payments and a reduction in environmental expenditures, which was offset by higher working capital levels due to overall growth in our business.
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
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2018 was $349.7 million, an increase of $146.4 million compared to cash used in investing activities for the year ended December 31, 2017. The change was primarily driven by the 2018 use of cash to fund acquisitions, increased capital expenditure levels net of proceeds primarily related to sales of manufacturing assets in Western Canada, a reduction in net purchases of marketable securities and the lack in 2018 of proceeds from sale of a business, which occurred in 2017 with the Transformer Services divestiture.
Net cash used in investing activities for the year ended December 31, 2017 was $203.3 million, a decrease of $158.5 million compared to cash used in investing activities for the year ended December 31, 2016. The change was primarily driven by a decrease in cash paid for acquisitions in 2017, proceeds from the sale of the Transformer Services business and a decrease in capital expenditures, which were greater during 2016 due to the construction of our hazardous waste incinerator at our El Dorado, Arkansas facility, which came online in the first quarter of 2017. The decrease in cash used in investing activities was partially offset by cash used to purchase highly liquid marketable securities during the year ended December 31, 2017.

Net cash (used in) from financing activities
Net cash used in financing activities for the year ended December 31, 2018 was $111.0 million, an increase of $38.2 million compared to cash used in financing activities for the year ended December 31, 2017. The primary reason for the increase in financing cash outflows in 2018 was the net pay down of debt obligations totaling $55.8 million which occurred during the year. Offsetting this increase was decreased outflows related to stock repurchases of $3.9 million, premiums paid on the extinguishment of debt of $4.8 million, and changes in uncashed checks of $5.8 million.
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
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, such as taxes paid in connection with divestitures, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	For the years ended December 31,
	2018	2017
Net cash from operating activities	$373,210	$285,698
Additions to property, plant and equipment	(193,344)	(167,007)
Proceeds from sale and disposal of fixed assets	15,445	7,124
Tax liability on sale of business	—	14,423
Adjusted free cash flow	$195,311	$140,238
Working Capital
At December 31, 2018, cash and cash equivalents and marketable securities totaled $279.4 million, compared to $357.6 million at December 31, 2017. At December 31, 2018, cash and cash equivalents held by foreign subsidiaries totaled $84.7 million and were readily convertible into other currencies including U.S. dollars. At December 31, 2018, the cash and cash equivalents and marketable securities balance for our U.S. operations was $194.7 million, and our U.S. operations had net operating cash flows of $309.4 million for the year ended December 31, 2018. Additionally, we have a $400.0 million revolving credit facility, of which approximately $235.4 million was available to borrow at December 31, 2018. Based on the above and our current plans, we believe that our operations have adequate financial resources to satisfy their current liquidity needs.
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
Financing Arrangements
The financing arrangements and principal terms of our $845.0 million principal amount of 5.125% senior unsecured notes due 2021 and $742.2 million senior secured notes due 2024 which were outstanding at December 31, 2018, and our

$400.0 million revolving credit facility, are discussed further in Note 12, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2018, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
As discussed in Note 12, “Financing Arrangements,” to our consolidated financial statements, we refinanced during 2018 our debt portfolio whereby the $400.0 million of previously outstanding 5.25% senior unsecured notes due 2020 was replaced by $350.0 million of incremental term loans under our variable rate Term Loan Agreement. In connection with the addition of this variable rate debt, we entered into interest rate swap agreements in order to hedge the future risk of rising interest rates and effectively fix the interest rate on $350.0 million of our variable rate debt at an annual rate of approximately 4.67%.
Environmental Liabilities

	As of December 31,		2018 over 2017
(in thousands)	2018	2017	$ Change	% Change
Closure and post-closure liabilities	$69,931	$61,037	$8,894	14.6%
Remedial liabilities	121,017	124,468	(3,451)	(2.8)%
Total environmental liabilities	$190,948	$185,505	$5,443	2.9%
Total environmental liabilities as of December 31, 2018 were $190.9 million, an increase of $5.4 million compared to the liabilities as of December 31, 2017. This increase was primarily due to accretion of $9.8 million, new asset retirement obligations and liabilities assumed in acquisitions of $3.2 million, and changes in estimates recorded to our statement of operations of $2.1 million, partially offset by expenditures of $10.1 million.
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
During 2018, we recognized a net charge for changes in estimates of recorded environmental liabilities, whereas in each of 2017 and 2016 we benefited from reductions in our environmental liabilities due to changes in estimates recorded to our statement of operations. The benefits over these years were primarily due to the successful introduction of new technology for remedial activities, favorable results from environmental studies of the on-going remediation, including favorable regulatory approvals, and lower project costs realized by utilizing internal labor and equipment. The principal changes in estimates were from the following items:
In 2018, the net increase in our environmental liabilities from changes in estimates recorded to the statement of operations was $2.1 million and primarily related to an increase in projected cleanup costs at third party Superfund sites where we are a potentially responsible party.
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

Contractual Obligations
The following table has been included to assist understanding our debt and similar obligations as of December 31, 2018 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities	$462,879	$24,549	$50,425	$35,138	$352,767
Current and long-term obligations, at par	1,587,232	7,535	860,071	15,071	704,555
Interest on current and long-term obligations (1)	273,559	76,192	126,114	63,420	7,833
Operating leases	211,051	56,480	79,031	39,762	35,778
Total contractual obligations	$2,534,721	$164,756	$1,115,641	$153,391	$1,100,933
___________________________________________
(1) Interest on our variable-rate $742.2 million senior secured term loan agreement was calculated based on the effective interest rate as of December 31, 2018 of 4.27%. Our interest rate swap agreements effectively fix the interest rate on $350.0 million of our variable rate debt at an annual rate of approximately 4.67% and therefore the assumed rate on this variable debt after considering the swap agreements is 4.45%.
The undiscounted value of closure, post-closure and remedial liabilities of $462.9 million is equivalent to the present value of $190.9 million based on discounting of $178.7 million and the undiscounted remainder of $93.2 million to be accrued for closure and post-closure liabilities over the remaining site lives.
The following table has been included to assist in understanding our other contractual obligations as of December 31, 2018 and our ability to meet such obligations (in thousands):

		Payments Due by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$130,100	$130,100	$—	$—	$—
We obtained the standby letters of credit described in the above table primarily as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. See Note 12, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report for further discussion of our standby letters of credit and other financing arrangements.
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
Capital Expenditures
In 2018, our capital expenditures, net of disposals, were $177.9 million. We anticipate that 2019 capital spending, net of disposals, will be in the range of $190.0 million to $210.0 million. However, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The following are the areas that we believe require the greatest amount of judgments or estimates in the preparation of the financial statements: accounting for landfills, non-landfill closure and post-closure liabilities, remedial liabilities, goodwill, permits and other intangible assets and legal matters. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements. See also Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report, which discusses the significant assumptions used in applying our accounting policies.
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
As of December 31, 2018, there was one unpermitted expansion at one location included in management's landfill calculation, which represented 16.2% of our remaining airspace at that date. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities. The balance of landfill final closure and post-closure liabilities at December 31, 2018 and 2017 was $37.8 million and $32.4 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed, and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities based upon a planned schedule, typically every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit, or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third-party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset, and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2018 and 2017 was $32.1 million and $28.6 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third-party experts. We use probability scenarios to estimate when future operations will cease and inflate the current cost of closing the non-landfill facility on a probability weighted basis using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent. See Note 10, "Closure and Post-Closure Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to these Landfill and Non-Landfill Closure and Post-Closure liabilities during the years ended December 31, 2018 and 2017.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2018 and 2017 was $121.0 million and $124.5 million, respectively. See Note 11, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2018 and 2017. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA. Our remediation obligations can be further characterized as Long-term Maintenance, One-Time Projects, Legal and Superfund. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third-party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third-party. As described in Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, Superfund liabilities also include certain liabilities payable to governmental entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-Time Projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. During the first quarter of fiscal year 2018, we reassigned certain components among our operating segments to be in line with management reporting changes and as a result concluded there was a change in our operating segments resulting in two such segments in 2018, namely (i) the Environmental Services segment and (ii) the Safety-Kleen segment. As a result of our identification of operating segments, we also concluded that, for purposes of reviewing for potential goodwill impairment, we now have four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Kleen Performance Products and Safety-Kleen Environmental Services. We allocated goodwill to the newly identified reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill was allocated as of December 31, 2018 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases the estimated fair value of each reporting unit significantly exceeded its carrying value. We measure fair value for all of our reporting units using an income approach (a discounted cash flow analysis) which incorporates several estimates and assumptions with varying degrees of uncertainty. The discounted cash flow analyses include estimated cash flows for a discrete period and for a terminal period thereafter. We corroborate our estimates of fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units, as well as performing a reconciliation of the total estimated fair value of all reporting units to our market capitalization.
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the asset over its fair value. The estimated fair values of the indefinite-lived intangibles exceeded their carrying values at December 31, 2018. However, we will continue to monitor the performance of our indefinite-lived intangible assets, and future events might result in an impairment of indefinite-lived intangible assets.
Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation or amortization. Long-lived assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, our management compares the projected undiscounted future cash flows associated with the related asset or group of assets to the respective carrying amounts. The impairment loss, if any, would be measured as the excess of the carrying amount over the fair value of the asset and is recorded in the period in which the determination is made. Any resulting impairment losses recorded by us would have an adverse impact on our results of operations.
In consideration of historical goodwill impairments for our Oil and Gas Field Services and Lodging Services operations and continued lower than historical results in the oil and gas related industries, specifically in Western Canada, we continue to monitor the carrying value of those business’ long-lived assets and assess the risk of asset impairment. As of December 31, 2018, our Oil and Gas Field Services and Lodging Services operations had property, plant and equipment, net of $55.2 million and $65.9 million, respectively, and intangible assets of $0.6 million and $1.4 million, respectively. We concluded that no events or circumstances have arisen during 2018 which would indicate that the carrying values of those asset groups are not recoverable.
We will continue to evaluate all of our goodwill and other long-lived assets impacted by economic downturns most predominantly in the oil and energy related markets in which we operate. If further economic difficulties resulting from depressed oil and gas related pricing and lower overall activity levels, particularly in our Canadian operations, continue for a significant foreseeable period of time and thus future operating results are significantly less than current expectations, additional impairment charges may be recognized. The market conditions which could lead to such future impairments are currently most prevalent in our Oil and Gas Field Services and Lodging Services operations.
Legal Matters.    As described in Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2018, we had reserves of $25.4 million consisting of (i) $17.9 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $7.5 million primarily related to legal claims as well as federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets. We also estimate that it is "reasonably possible," as that term is defined ("more than remote but less than likely"), that the amount of such total liabilities could be as much as $1.8 million more. Actual expenses incurred in future periods could differ materially from accruals established.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily relating to the Canadian dollar. Our philosophy in managing interest rate risk is to maintain a debt portfolio inclusive of both variable and fixed-rate debt so as to limit our interest expense and exposure to interest rate volatility. During the third quarter of 2018, we entered into interest rate swap agreements with the intention of hedging interest rate exposure on a portion of our outstanding LIBOR-based variable rate senior secured term loans. Under the terms of the swaps, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.92% on an initial notional amount of $350.0 million. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of term loans is therefore approximately 4.67%.
We have designated our interest rate swap agreements as effective cash flow hedges at inception, and therefore the change in fair value is recorded in stockholders' equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
The following table provides information regarding our fixed and variable rate borrowings at December 31, 2018 (in thousands):

Scheduled Maturity Dates	2019	2020	2021	2022	2023	Thereafter	Total
Senior secured term loans due 2024	$7,535	$7,535	$7,535	$7,535	$7,535	$704,557	$742,232
Senior unsecured notes due 2021	—	—	845,000	—	—	—	845,000
Long term obligations, at par	$7,535	$7,535	$852,535	$7,535	$7,535	$704,557	$1,587,232
The interest rate on the $845 million senior unsecured notes due June 1, 2021 is fixed at 5.125%. Interest payments are due in the amount of $21.7 million each related to the $845.0 million senior unsecured notes payable semi-annually on June 1 and December 1 of each year.
We continue to have interest rate risk relative to our term loan borrowing exceeding $350 million or $392.2 million as of December 31, 2018. The effective interest rate of the term loans as of December 31, 2018 was 4.27%. Should the average interest rate on the variable rate portion of our long-term obligations change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $4.0 million.
In addition to the fixed and variable rate borrowings described in the above table, we have a revolving credit facility with maximum borrowings of up to $400.0 million (with a $325.0 million sub-limit for letters of credit), under which no borrowings were outstanding at December 31, 2018.
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
During 2018, our Canadian subsidiaries transacted business in U.S. dollars and at any period end had cash on deposit in U.S. dollars and outstanding U.S. dollar accounts receivable related to those transactions. Those cash and receivable accounts are vulnerable to foreign currency transaction gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. dollars. Had the Canadian dollar been 10.0% stronger or weaker against the U.S. dollar, we would have reported increased or decreased net income of $4.8 million and $5.6 million for the years ended December 31, 2018 and 2017, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Clean Harbors, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 27, 2019

We have served as the Company's auditor since 2005.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$226,507	$319,399
Short-term marketable securities	52,856	38,179
Accounts receivable, net of allowances aggregating $44,315 and $27,799, respectively	606,952	528,924
Unbilled accounts receivable	54,794	35,922
Deferred costs	18,770	20,445
Inventories and supplies	199,479	176,012
Prepaid expenses and other current assets	42,800	35,175
Total current assets	1,202,158	1,154,056
Property, plant and equipment, net	1,561,978	1,587,365
Other assets:
Goodwill	514,189	478,523
Permits and other intangibles, net	441,875	469,128
Other	18,121	17,498
Total other assets	974,185	965,149
Total assets	$3,738,321	$3,706,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$4,000
Accounts payable	276,461	224,231
Deferred revenue	61,843	67,822
Accrued expenses	233,405	187,982
Current portion of closure, post-closure and remedial liabilities	23,034	19,782
Total current liabilities	602,278	503,817
Other liabilities:
Closure and post-closure liabilities, less current portion of $9,592 and $6,444, respectively	60,339	54,593
Remedial liabilities, less current portion of $13,442 and $13,338, respectively	107,575	111,130
Long-term obligations, less current portion	1,565,021	1,625,537
Deferred taxes, unrecognized tax benefits and other long-term liabilities	233,352	223,291
Total other liabilities	1,966,287	2,014,551
Commitments and contingent liabilities (See Note 18)
Stockholders' equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 55,847,261 and 56,501,190 shares, respectively	558	565
Additional paid-in capital	655,415	686,962
Accumulated other comprehensive loss	(223,371)	(172,407)
Accumulated earnings	737,154	673,082
Total stockholders' equity	1,169,756	1,188,202
Total liabilities and stockholders' equity	$3,738,321	$3,706,570
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the years ended December 31,
	2018	2017	2016
Revenues:
Service revenues	$2,709,239	$2,398,650	$2,280,809
Product revenues	591,064	546,328	474,417
Total revenues	3,300,303	2,944,978	2,755,226
Cost of revenues: (exclusive of items shown separately below)
Service revenues	1,861,975	1,641,798	1,543,210
Product revenues	443,576	420,875	389,647
Total cost of revenues	2,305,551	2,062,673	1,932,857
Selling, general and administrative expenses	503,747	456,648	422,015
Accretion of environmental liabilities	9,806	9,460	10,177
Depreciation and amortization	298,625	288,422	287,002
Goodwill impairment charge	—	—	34,013
Income from operations	182,574	127,775	69,162
Other (expense) income, net	(4,510)	(6,119)	6,195
Loss on early extinguishment of debt	(2,488)	(7,891)	—
Gain on sale of businesses	—	30,732	16,884
Interest expense, net of interest income of $2,958, $1,897, and $784, respectively	(81,094)	(85,808)	(83,525)
Income before provision (benefit) for income taxes	94,482	58,689	8,716
Provision (benefit) for income taxes	28,846	(42,050)	48,589
Net income (loss)	$65,636	$100,739	$(39,873)
Earnings (loss) per share:
Basic	$1.17	$1.77	$(0.69)
Diluted	$1.16	$1.76	$(0.69)
Shares used to compute earnings (loss) per share — Basic	56,148	57,072	57,532
Shares used to compute earnings (loss) per share — Diluted	56,340	57,200	57,532
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income (loss)	$65,636	$100,739	$(39,873)
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sale securities (net of taxes (benefits) of $105, $152, and ($214), respectively)	77	32	(321)
Unrealized loss on interest rate hedge	(9,579)	—	—
Reclassification adjustment for losses on available-for-sale securities and interest rate hedge included in net income (loss) (net of taxes of $0, $79, and $0, respectively)	806	143	—
Foreign currency translation adjustments (including tax benefits of $5.0 million and $16.8 million in 2018 and 2016, respectively)	(42,350)	41,636	40,728
Unfunded pension liability (net of taxes of $42, $38, and $57, respectively)	82	108	159
Other comprehensive (loss) income	(50,964)	41,919	40,566
Comprehensive income	$14,672	$142,658	$693

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$65,636	$100,739	$(39,873)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	298,625	288,422	287,002
Goodwill impairment charge	—	—	34,013
Allowance for doubtful accounts	15,817	7,901	6,907
Amortization of deferred financing costs and debt discount	3,846	3,482	3,537
Accretion of environmental liabilities	9,806	9,460	10,177
Changes in environmental liability estimates	2,147	(195)	(4,254)
Deferred income taxes	19,089	(83,335)	15,184
Other expense (income), net	4,510	6,119	(5,685)
Stock-based compensation	16,792	13,146	10,481
Excess tax benefit of stock-based compensation	—	—	(1,198)
Net tax benefit on stock-based awards	—	—	1,165
Gain on sale of businesses	—	(30,732)	(16,884)
Loss on early extinguishment of debt	2,488	7,891	—
Environmental expenditures	(10,115)	(12,965)	(12,170)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(79,563)	(33,764)	(15,009)
Inventories and supplies	(26,958)	(5,002)	(16,080)
Other current assets	(7,946)	16,720	(8,036)
Accounts payable	46,915	(10,684)	(3,503)
Other current and long-term liabilities	12,121	8,495	13,850
Net cash from operating activities	373,210	285,698	259,624
Cash flows used in investing activities:
Additions to property, plant and equipment	(193,344)	(167,007)	(219,384)
Proceeds from sale and disposal of fixed assets	15,445	7,124	20,817
Acquisitions, net of cash acquired	(151,023)	(49,227)	(206,915)
Additions to intangible assets including costs to obtain or renew permits	(4,688)	(1,617)	(2,831)
Purchases of available-for-sale securities	(44,772)	(38,342)	(598)
Proceeds from sale of available-for-sale securities	28,723	376	—
Proceeds from sale of businesses, net of transactional costs	—	45,426	47,134
Net cash used in investing activities	(349,659)	(203,267)	(361,777)
Cash flows (used in) from financing activities:
Change in uncashed checks	132	(5,940)	(3,177)
Proceeds from exercise of stock options	—	46	627
Tax payments related to withholdings on vested restricted stock	(3,266)	(3,149)	(2,819)
Repurchases of common stock	(45,080)	(48,971)	(22,188)
Excess tax benefit of stock-based compensation	—	—	1,198
Deferred financing costs paid	(4,027)	(5,718)	(4,031)
Premiums paid on early extinguishment of debt	(1,238)	(6,028)	—
Principal payments on debt	(405,768)	(402,000)	—
Issuance of senior secured notes, net of discount	348,250	399,000	—
Issuance of senior unsecured notes, including premium	—	—	250,625
Borrowing from revolving credit facility	50,000	—	—
Payment on revolving credit facility	(50,000)	—	—
Net cash (used in) from financing activities	(110,997)	(72,760)	220,235
Effect of exchange rate change on cash	(5,446)	2,731	4,207
(Decrease) increase in cash and cash equivalents	(92,892)	12,402	122,289
Cash and cash equivalents, beginning of year	319,399	306,997	184,708
Cash and cash equivalents, end of year	$226,507	$319,399	$306,997
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$89,171	$93,174	$88,669
Income taxes paid	20,036	18,682	29,255
Non-cash investing activities:
Property, plant and equipment accrued	15,657	16,109	9,214
Transfer of inventory to property, plant and equipment	—	12,641	—
(Payable) receivable for estimated purchase price adjustment	(4,032)	—	1,910
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Shares Held Under Employee Participation Plan	Additional Paid-in Capital	Accumulated Other Comprehensive loss		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value				Accumulated Earnings
Balance at January 1, 2016	57,593	$576	$(469)	$738,401	$(254,892)	$612,666	$1,096,282
Net loss	—	—	—	—	—	(39,873)	(39,873)
Other comprehensive income	—	—	—	—	40,566	—	40,566
Stock-based compensation	—	—	—	10,481	—	—	10,481
Issuance of restricted shares, net of shares remitted and tax withholdings	136	1	—	(2,820)	—	—	(2,819)
Exercise of stock options	22	—	—	627	—	—	627
Repurchases of common stock	(453)	(4)	—	(22,184)	—	—	(22,188)
Net tax benefit on stock-based awards	—	—	—	1,165	—	—	1,165
Balance at December 31, 2016	57,298	$573	$(469)	$725,670	$(214,326)	$572,793	$1,084,241
Net income	—	—	—	—	—	100,739	100,739
Cumulative effect of change in accounting for stock-based compensation	—	—	—	681	—	(450)	231
Other comprehensive income	—	—	—	—	41,919	—	41,919
Stock-based compensation	—	—	—	13,146	—	—	13,146
Issuance of restricted shares, net of shares remitted and tax withholdings	133	1	—	(3,150)	—	—	(3,149)
Exercise of stock options	2	—	—	46	—	—	46
Shares held under employee participation plan	(25)	—	469	(469)	—	—	—
Repurchases of common stock	(907)	(9)	—	(48,962)	—	—	(48,971)
Balance at December 31, 2017	56,501	$565	$—	$686,962	$(172,407)	$673,082	$1,188,202
Net income	—	—	—	—	—	65,636	65,636
Cumulative effect of change in accounting principle	—	—	—	—	—	(1,564)	(1,564)
Other comprehensive loss	—	—	—	—	(50,964)	—	(50,964)
Stock-based compensation	—	—	—	16,792	—	—	16,792
Issuance of restricted shares, net of shares remitted and tax withholdings	160	1	—	(3,267)	—	—	(3,266)
Repurchases of common stock	(814)	(8)	—	(45,072)	—	—	(45,080)
Balance at December 31, 2018	55,847	$558	$—	$655,415	$(223,371)	$737,154	$1,169,756
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
Cash, Cash Equivalents and Uncashed Checks
Cash consists primarily of cash on deposit and money market accounts. Marketable securities with maturities of three months or less from the date of purchase are classified as cash equivalents. The Company's cash management program with its revolving credit lender allows for the maintenance of a zero balance in the U.S. bank disbursement accounts that are used to issue vendor and payroll checks. The program can result in checks outstanding in excess of bank balances in the disbursement accounts. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made, at the Company's discretion, either from funds provided by other accounts or under the terms of the Company's revolving credit facility. Therefore, until checks are presented for payment, there is no right of offset by the bank and the Company continues to have control over cash relating to both released as well as unreleased checks. Checks that have been written to vendors or employees but have not yet been presented for payment at the Company's bank are classified as uncashed checks as part of accounts payable and changes in the balance are reported as a financing activity in the statement of cash flows.
Marketable Securities
The Company, through its wholly-owned captive insurance subsidiary, invests in marketable securities consisting of U.S. Treasury securities, corporate notes and bonds and commercial paper. Marketable securities with original maturities greater than three months from the purchase date and remaining maturities less than one year are classified as short-term marketable securities. As of December 31, 2018 and 2017 the Company has recorded total marketable securities and cash equivalents of $61.0 million and $40.2 million, respectively, as shown below (in thousands).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2018	December 31, 2017
Commercial paper	$8,126	$2,048
Total cash equivalents	8,126	2,048

U.S. Treasury securities	10,133	3,855
Corporate notes and bonds	38,036	32,729
Commercial paper	4,687	1,595
Total short-term marketable securities	52,856	38,179
Total financial assets	$60,982	$40,227

Realized gains and losses on sales of available-for-sale securities in the years ended December 31, 2018, 2017 and 2016 were immaterial. The majority of the marketable securities have a remaining maturity of less than one year and fair value approximates cost.
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
Credit Concentration
Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company maintains policies over credit extension that include credit evaluations, credit limits and collection monitoring procedures on a customer-by-customer basis. However, the Company generally does not require collateral before services are performed. No individual customer accounted for more than 10% of accounts receivable or more than 10% of total revenues in the periods presented.
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
Property, Plant and Equipment (excluding landfill assets)
Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-progress.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company depreciates and amortizes the cost of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and building improvements
Buildings	20–42 years
Leasehold and building improvements	2–45 years
Camp and lodging equipment	8–15 years
Vehicles	2–15 years
Equipment
Capitalized software and computer equipment	3–5 years
Containers and railcars	8–16 years
All other equipment	4–30 years
Furniture and fixtures	5–8 years
The Company recognizes an impairment in the carrying value of long-lived assets when the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. For the years ended December 31, 2018, 2017 and 2016, the Company did not record impairment charges related to long-lived assets.
Goodwill
Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for impairment annually as of December 31, or when events or circumstances indicate that the carrying value of the reporting unit may exceed its fair value. Upon adoption of Accounting Standards Update (“ASU”) 2017-04 in the fourth quarter of 2017, if the fair value is less than the carrying amount, a loss will be recorded for the excess of the carrying value of the goodwill over the implied value of the goodwill. Prior to adoption of ASU 2017-04, if the fair value was less than the carrying amount, a Step II goodwill impairment test was performed to determine if goodwill was impaired. The loss, if any, was measured as the excess of the carrying value of the goodwill over the implied value of the goodwill. See Note 8, "Goodwill and Other Intangible Assets," for additional information related to the Company's goodwill impairment tests.
Permits and other intangibles
Costs related to acquiring licenses, permits and intangible assets, such as legal fees, site surveys, engineering costs and other expenditures are capitalized. Other intangible assets consist primarily of customer and supplier relationships, trademarks and trade names, and non-compete agreements. Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from 5 to 30 years on a straight-line basis. Other intangible assets are amortized on a straight-line basis over their respective useful lives, which range from 5 to 20 years.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets to the carrying amount. The impairment loss, if any, is measured as the excess of the carrying amount over the fair value of the asset or group of assets.

Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. If the fair value of the asset is less than the carrying amount, the impairment loss is measured as the excess of the carrying value of the asset over its fair value.
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
Landfill Accounting
The Company amortizes landfill improvements and certain landfill-related permits over the estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. The Company also utilizes the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, the Company includes future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as described below, the Company includes probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. If it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, the Company may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time the Company makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $10.3 million, $9.5 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
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
As of December 31, 2018, there was one unpermitted expansion at one location included in the Company's landfill accounting model, which represented 16.2% of the Company's remaining airspace at that date. If actual expansion airspace is significantly different from the Company's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting the Company's profitability. If the Company determines that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
if the Company determines a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
As of December 31, 2018, the Company had 11 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

		Remaining Lives (Years)	Remaining Highly Probable Airspace (cubic yards) (in thousands)
Facility Name	Location		Permitted	Unpermitted	Total
Altair	Texas	3	311	—	311
Buttonwillow	California	21	6,234	—	6,234
Deer Park	Texas	4	141	—	141
Deer Trail	Colorado	28	1,755	—	1,755
Grassy Mountain	Utah	51	194	4,830	5,024
Kimball	Nebraska	9	190	—	190
Lambton	Ontario	64	4,821	—	4,821
Lone Mountain	Oklahoma	18	4,124	—	4,124
Ryley	Alberta	7	906	—	906
Sawyer	North Dakota	87	3,522	—	3,522
Westmorland	California	64	2,732	—	2,732
			24,930	4,830	29,760
At December 31, 2018 and 2017, the Company had no cubic yards of permitted, but not highly probable, airspace.
The following table presents the remaining highly probable airspace from January 1, 2016 through December 31, 2018 (in thousands of cubic yards):

	2018	2017	2016
Remaining capacity at January 1,	31,113	32,228	29,786
Changes in highly probable airspace, net	(223)	—	3,464
Consumed	(1,130)	(1,115)	(1,022)
Remaining capacity at December 31,	29,760	31,113	32,228
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2018 and 2017 was $37.8 million and $32.4 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post-closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during 2018 and 2017) and discounted at the Company's credit-adjusted risk-free interest rate (5.66% and 6.32% during 2018 and 2017, respectively.)
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
The Company records its non-landfill closure and post-closure liability by: (i) estimating the current cost of closing a non-landfill facility and the post-closure care of that facility, if required, based upon the closure plan that the Company is required to follow under its operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon legally enforceable closure commitments made by the Company to various governmental agencies; (ii) using probability scenarios as to when in the future operations may cease; (iii) inflating the current cost of closing the non-landfill facility on a probability weighted basis using the inflation rate to the time of closing under each probability scenario; and (iv) discounting the future value of each closing scenario back to the present using the credit-adjusted risk-free interest rate. Non-landfill closure and post-closure obligations arise when the Company commences non-landfill facility operations. The carrying value of non-landfill closure and post-closure liabilities at December 31, 2018 and 2017 was $32.1 million and $28.6 million, respectively.
The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. Management reviews non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt management to revise a liability estimate include changes in legal requirements that impact the Company's expected closure plan or scope of work, in the market price of a significant cost item, in the probability scenarios as to when future operations at a location might cease, or in the expected timing of the cost. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-consumed asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully consumed, the adjustment to the asset recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent.
Remedial Liabilities
The balance of remedial liabilities at December 31, 2018 and 2017 was $121.0 million and $124.5 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last 16 years and Superfund sites owned by third parties for which the Company, or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
obligations, have been identified as potentially responsible parties ("PRPs") or potential PRPs. The Company's estimate of remedial liabilities involved an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. The measurement of remedial liabilities is reviewed at least quarterly and changes in estimates are recognized when identified.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the CSD assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 128 Superfund sites as of December 31, 2018. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties ("PRPs") and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a provision is made, based upon management's judgment and prior experience, of such estimated liability.
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

Foreign Currency
The Company has operations in Canada. The functional currencies of those operations are their local currency and therefore assets and liabilities of those foreign operations are translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into U.S. dollars are included in stockholders' equity as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $10.5 million in 2018, $11.8 million in 2017 and $10.8 million in 2016.

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. In addition, the Company issues awards with performance targets which are recognized as expense over the requisite service period when management believes it is probable those targets will be achieved. The fair value of the Company's grants of restricted stock are based on the quoted market price for the Company's common stock on the respective dates of grant. Forfeitures are recognized as they occur.
Income Taxes
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
Earnings per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.
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
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method for all contracts. Results for reporting periods beginning on the date of adoption are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting methodology pursuant to ASC 605, Revenue Recognition. The only significant impact from the adoption of this standard relates to incremental disclosures now required. Upon adoption, a cumulative effect adjustment was not recorded.
In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted the amendment in the fourth quarter of 2018,

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SIGNIFICANT ACCOUNTING POLICIES (Continued)
which resulted in a $1.4 million charge to other (expense) income, net for the change in fair value of equity securities purchased in 2018.
In October 2016, the FASB issued ASU 2016-16, Income Tax - Intra-Entity Transfers of Assets Other than Inventory. The amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this standard on a modified retrospective basis effective January 1, 2018. As a result of adoption, the Company recorded a cumulative effect adjustment that reduced retained earnings by $1.6 million. The impact on the annual provision for income taxes was not material.
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
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is currently finalizing the accounting and internal controls relative to this new pronouncement and will adopt Topic 842 and related amendments on January 1, 2019 using the modified retrospective method of adoption. The Company expects to elect most of the available practical expedients, including the package of practical expedients, which permits entities not to reassess under the new standard their prior conclusions about lease identification, lease classification and initial direct costs. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. The Company has concluded that the adoption of this standard will have a material impact on the Company’s consolidated balance sheets related to the recognition of right-of-use assets and lease liabilities, but is not expected to have a material impact on the consolidated statements of operations or cash flows. On adoption, the Company currently expects to recognize additional right-of-use assets and lease obligations in the range of $180.0 million to $220.0 million.

(3) REVENUES
Revenue Recognition
The Company generates services and product revenues through the following operating segments: Environmental Services and Safety-Kleen. The Company recognizes revenue when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Product revenues are recognized when the products are delivered and control transfers to the customer.
Nature of Goods and Services
The majority of the Company’s contracts are for services, which are recognized based on time and materials incurred at contractually agreed-upon rates. The Company’s payment terms vary by the type and location of its customers and the products or services offered. The periods between invoicing and when payments are due are not significant. For all periods presented, any amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are included in costs of revenues. In the course of the Company's operations, it collects sales tax and other excise taxes from its customers and recognizes a current liability which is then relieved when the taxes are remitted to the appropriate governmental authorities. The Company excludes sales and other excise taxes that it collects from customers from its revenues.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) REVENUES (Continued)
Disaggregation of Revenue
The following table presents the Company’s third party revenues disaggregated by revenue source (in thousands):

	For the Year Ended December 31, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,598,402	$1,196,661	$1,082	$2,796,145
Canada	405,441	98,694	23	504,158
Total third party revenues	$2,003,843	$1,295,355	$1,105	$3,300,303

Sources of Revenue (1)
Technical Services	$1,037,388	$—	$—	$1,037,388
Field and Emergency Response Services	304,727	—	—	304,727
Industrial Services	541,895	—	—	541,895
Oil, Gas and Lodging Services and Other	119,833	—	1,105	120,938
Safety-Kleen Environmental Services	—	795,077	—	795,077
Kleen Performance Products	—	500,278	—	500,278
Total third party revenues	$2,003,843	$1,295,355	$1,105	$3,300,303
_____________________

1.
All revenue except oil and oil product sales within Kleen Performance Products and product sales within Safety-Kleen Environmental Services, which include various automotive related fluids, shop supplies and direct blended oil sales, are recognized over time. Kleen Performance Products and Safety-Kleen Environmental Services product sales are recognized at a point in time.

Technical Services. Technical Services revenues are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on their relative standalone selling price (i.e. the estimated price that a customer would pay for the services on a standalone basis). Revenues from waste that is not yet completely processed and disposed and the related costs are deferred. The revenue is recognized and the deferred costs are expensed when the related services are completed. The period between collection and transportation and the final processing and disposal ranges depending on location of the customer, but generally is measured in days.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) REVENUES (Continued)
recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Industrial Services. Industrial Services revenues are generated from industrial and specialty services provided to refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, decoking and pigging, chemical cleaning, high and ultra-high pressure water cleaning, pipeline inspection and coating services, large tank and surface impoundment cleaning, oilfield transport, daylighting, production services and directional boring services (previously included in Oil, Gas and Lodging service offerings) supporting drilling, completions and production programs. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
Oil, Gas and Lodging Services and Other. Oil, Gas and Lodging Services and Other is primarily comprised of revenues generated from providing Oil and Gas Field Services that support upstream activities such as exploration and drilling for oil and gas companies and Lodging Services to customers in Western Canada. The Company recognizes Oil and Gas Field Services revenue over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Revenue for lodging accommodation services is recognized over time based on passage of time.
Safety-Kleen Environmental Services. Safety-Kleen Environmental Services revenues are generated from providing parts washer services, containerized waste handling and disposal services, oil collection services, direct sales of blended oil products, and other complementary services and product sales. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Other products and services include vacuum services, sale of complementary supply products including automotive fluids and shop supplies and other environmental services. Revenues from parts washer services include fees charged to customers for their use of parts washer equipment, to clean and maintain parts washer equipment and to remove and replace used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control whereby control transfers when the products are delivered to the customer.
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
Contract Balances

	December 31, 2018	December 31, 2017
Receivables	$606,952	$528,924
Contract Assets (Unbilled Receivables)	54,794	35,922
Contract Liabilities (Deferred Revenue)	61,843	67,822

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets. Contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) REVENUES (Continued)
reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. As part of the acquisition of the Veolia Business (as defined in Note 4, "Business Combinations") on February 23, 2018, the Company acquired receivables and contract assets of $20.8 million and $17.4 million, respectively. Changes in the contract asset and liability balances during the years ended December 31, 2018 and December 31, 2017 were not materially impacted by any other factors. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three-month period.

Variable Consideration
The nature of the Company's contracts give rise to certain types of variable consideration, including in limited cases volume discounts. Accordingly, management establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience, anticipated performance and its best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
Prior Accounting
Prior to January 1, 2018 and the adoption of ASC 606, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price was fixed or determinable, and collection was reasonably assured. Management established a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods due to discounts, billing disputes and other adjustments. The Company recorded a provision for revenue allowances based on specific review of particular customers, historical trends and other relevant information.

(4) BUSINESS COMBINATIONS
2018 Acquisitions
On August 31, 2018, the Company acquired a privately-owned company which expands the environmental services and waste oil capabilities of the Company for a $27.3 million purchase price, net of cash. The acquired company is included in the Safety-Kleen and Environmental Services segments. In connection with this acquisition, a preliminary goodwill amount of $15.8 million was recognized. The results of operations of this acquired business were not material in 2018.
On February 23, 2018, the Company completed the acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business"). The acquisition provides significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business. The Company acquired the Veolia Business for a preliminary purchase price of $124.0 million, which remains subject to certain post-closing adjustments. The amount of revenue from the Veolia Business included in the Company's results of operations for the year ended December 31, 2018 was $154.0 million. The amount of pre-tax loss from the Veolia Business included in the Company's results of operations for the year ended December 31, 2018 was $0.9 million, which included $14.6 million in depreciation expense as well as $0.6 million of amortization expense related to intangible assets. During the year ended December 31, 2018, the Company incurred acquisition-related costs of approximately $1.4 million in connection with the transaction which

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) BUSINESS COMBINATIONS (Continued)
are included in selling, general and administrative expenses in the consolidated statements of operations. The Veolia Business is included in the Environmental Services segment.
The components and preliminary allocation of the purchase price for the Veolia Business consist of the following amounts (in thousands):

At Acquisition Date As Reported December 31, 2018
Accounts receivable, including unbilled receivable	$38,201
Inventories and supplies	1,126
Prepaid expenses and other current assets	828
Property, plant and equipment	72,243
Permits and other intangibles	5,140
Current liabilities	(18,025)
Closure and post-closure liabilities	(354)
Total identifiable net assets	99,159
Goodwill	24,873
Total purchase price	$124,032

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

2017 Acquisitions
On July 14, 2017, the Company acquired Lonestar West Inc. ("Lonestar"), a public company headquartered in Alberta, Canada, for approximately CAD $41.8 million, ($33.1 million USD), net of cash acquired, which included an equity payout of CAD $0.72 per share to Lonestar shareholders and the assumption of approximately CAD $21.3 million ($16.8 million USD) in outstanding debt, which Clean Harbors subsequently repaid. The acquisition supports the Company's growth in the daylighting and hydro excavation services markets. In addition to increasing the size of the Company's hydro vac fleet, Lonestar's network of locations provides the Company with direct access to key geographic markets in both the United States and Canada. The acquired company is included in the Environmental Services segment. In connection with this acquisition a goodwill amount of $2.8 million was recognized.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) BUSINESS COMBINATIONS (Continued)
2016 Acquisitions
During 2016, the Company acquired seven businesses that complement the strategy to create a closed loop model as it relates to the sale of the Company's oil products. These acquisitions provided the Company with three additional oil re-refineries while also expanding its used motor oil collection network and providing greater blending and packaging capabilities. These acquisitions also provide the Company with greater access to customers in the West Coast region of the United States and additional locations with Part B permits. Operations of these acquisitions were primarily integrated into the Safety-Kleen operating segment with certain operations also integrated into the Environmental Services segment.
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
The allocation of the purchase price consists of the following amounts (in thousands):

Final Allocation
Accounts receivable	$16,242
Inventories and supplies	12,688
Prepaid expenses and other current assets	752
Property, plant and equipment	143,916
Permits and other intangibles	28,856
Current liabilities	(19,905)
Closure and post-closure liabilities, less current portion	(3,004)
Remedial liabilities, less current portion	(2,545)
Deferred taxes, unrecognized tax benefits and other long-term liabilities	(20,219)
Total identifiable net assets	156,781
Goodwill	47,977
Total purchase price, net of cash acquired	$204,758
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
(5) DISPOSITION OF BUSINESSES
2017 Disposition
On June 30, 2017, the Company completed the sale of its Transformer Services business, as part of its continuous focus on improving or divesting certain non-core operations. The Transformer Services business was a non-core business previously included within the former Technical Services operating segment and was sold for $45.5 million ($43.4 million net of $2.1 million in transactional related costs). As a result of the sale, the Company recognized during the year ended December 31,

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) DISPOSITION OF BUSINESSES (Continued)
2017, a pre-tax gain of $30.7 million which was included in gain on sale of business in the Company’s consolidated statement of operations.
The following table presents the carrying amounts of the Company's Transformer Services business that was disposed of on June 30, 2017 (in thousands):

June 30, 2017
Total current assets	$7,241
Property, plant and equipment, net	8,773
Total other assets	1,681
Total assets divested	17,695
Total current liabilities	3,849
Total other liabilities	1,170
Total liabilities divested	5,019
Net carrying value divested	$12,676
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

	For the years ended December 31,
	2017	2016
Income before provision (benefit) for income taxes	$2,771	$4,187
2016 Disposition
On September 1, 2016, the Company completed the sale of its Catalyst Services business, which was a non-core business previously included within the former Industrial Services operating segment, for approximately $50.6 million ($49.2 million net of cash retained by the Catalyst Services business). As a result of the sale, the Company recognized during the year ended December 31, 2016, a pre-tax gain of $16.9 million which was included in gain on sale of business in the Company’s consolidated statement of operations. Inclusive within this gain was $1.6 million of transactional related costs. During the first quarter of 2017, the Company and the buyer of the Catalyst Services business agreed to final working capital amounts and as a result the Company received $2.0 million of final sale proceeds.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) DISPOSITION OF BUSINESSES (Continued)
The following table presents the carrying amounts of the Company's Catalyst Services business immediately preceding the disposition on September 1, 2016 (in thousands):

September 1, 2016
Total current assets	$19,019
Property, plant and equipment, net	11,154
Total other assets	6,500
Total assets divested	36,673
Total current liabilities	4,040
Total other liabilities	566
Total liabilities divested	4,606
Net carrying value divested	$32,067
The Company evaluated the disposition and determined it did not meet the “major effect” criteria for classification as a discontinued operation largely due to the nature and size of the operations of the disposed of entity. However, the Company determined that the disposition did represent an individually significant component of its business. The following table presents income attributable to the Catalyst Services business included in the Company's consolidated results of operations for the period shown and through its disposition on September 1, 2016 (in thousands):

For the year ended December 31,
2016
Income before provision (benefit) for income taxes	$290
(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Oil and oil related products	$70,823	$58,142
Supplies and drums	104,609	94,242
Solvent and solutions	10,657	9,167
Modular camp accommodations	—	1,826
Other	13,390	12,635
Total inventories and supplies	$199,479	$176,012
Supplies and drums consist primarily of drums and containers used in providing the Company's products and services as well as critical spare parts to support the Company's incinerator and re-refinery operations. Other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Land	$123,734	$121,658
Asset retirement costs (non-landfill)	15,148	14,593
Landfill assets	154,918	144,539
Buildings and improvements	440,188	414,384
Camp and lodging equipment	152,998	170,012
Vehicles	721,735	617,959
Equipment	1,697,490	1,644,102
Furniture and fixtures	5,453	5,708
Construction in progress	20,931	57,618
	3,332,595	3,190,573
Less - accumulated depreciation and amortization	1,770,617	1,603,208
Total property, plant and equipment, net	$1,561,978	$1,587,365
Interest in the amount of $0.6 million, $0.6 million and $5.5 million was capitalized to property, plant and equipment during the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation expense, inclusive of landfill amortization was $264.3 million, $251.4 million and $247.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2017	$169,084	$296,070	$465,154
Increase from current period acquisitions	3,000	5,687	8,687
Measurement period adjustments from prior period acquisitions	—	2,186	2,186
Decrease from disposition of business	(1,300)	—	(1,300)
Foreign currency translation	1,602	2,194	3,796
Balance at December 31, 2017	$172,386	$306,137	$478,523
Increase from current period acquisitions	37,007	3,697	40,704
Measurement period adjustments from prior period acquisitions	(78)	—	(78)
Foreign currency translation	(2,296)	(2,664)	(4,960)
Balance at December 31, 2018	$207,019	$307,170	$514,189
The Company assesses goodwill for impairment on an annual basis as of December 31, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value.
The Company conducted its annual impairment test of goodwill as of December 31, 2018 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases, the estimated fair values of the reporting units significantly exceeded their carrying values.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
Significant judgments and unobservable inputs categorized as Level 3 in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. The Company believes that the assumptions used in its annual and any interim date impairment tests are reasonable, but variations in any of the assumptions may result in different calculations of fair values.
The impacts of any adverse business and market conditions which impact the overall performance of the Company's reporting units will continue to be monitored. If the Company's reporting units do not achieve the financial performance that the Company expects, it is possible that goodwill impairment charges may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.
At December 31, 2018, the total of accumulated goodwill impairment charges was $189.4 million, of which $34.0 million was recorded during the year ended December 31, 2016 within the Environmental Services reporting unit, due to economic conditions in Western Canada's Oil Sands region and the impacts on the Company's lodging operations.
As of December 31, 2018 and 2017, the Company's finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$177,583	$79,358	$98,225	$174,721	$74,347	$100,374
Customer and supplier relationships	393,487	179,824	213,663	399,224	158,972	240,252
Other intangible assets	37,262	29,743	7,519	36,766	31,592	5,174
Total amortizable permits and other intangible assets	608,332	288,925	319,407	610,711	264,911	345,800
Trademarks and trade names	122,468	—	122,468	123,328	—	123,328
Total permits and other intangible assets	$730,800	$288,925	$441,875	$734,039	$264,911	$469,128
The Company regularly monitors and assesses whether events or changes in circumstances relative to the Company's business might indicate that future cash flows attributable to the Company's asset groups may not be sufficient to recover the current value of those assets. During the year ended and as of December 31, 2018, there were no events or changes in circumstances which would indicate that the carrying values of the Company's asset groups would not be recoverable and thus no impairment charge was recorded related to the Company's long-lived assets. If expectations of future cash flows were to decrease in the future as a result of worse than expected or prolonged periods of depressed activity, future impairments may become evident.
Amortization expense of permits and other intangible assets for the years ended December 31, 2018, 2017 and 2016 were $34.4 million, $37.0 million and $40.0 million, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2018 is as follows (in thousands):

Years Ending December 31,	Expected Amortization
2019	$33,091
2020	30,195
2021	27,553
2022	27,386
2023	23,468
Thereafter	177,714
$319,407

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2018	December 31, 2017
Insurance	$70,217	$57,889
Interest	3,930	12,660
Accrued compensation and benefits	77,881	55,861
Income, real estate, sales and other taxes	25,670	27,330
Other	55,707	34,242
	$233,405	$187,982
As of December 31, 2018 and 2017, accrued insurance included health insurance costs of $14.7 million and $9.0 million, respectively, and accruals for losses under our workers' compensation, comprehensive general liability and vehicle liability self-insurance programs of $53.9 million and $47.9 million, respectively. The increase in our self-insurance liabilities from the comparable period in 2017 was primarily due to the acquisition of the Veolia Business, for which the Company assumed workers' compensation, general liability and vehicle liability claims reserves.
Accrued compensation and benefits increased by $22.0 million from the comparable period in 2017 due to an increase in variable compensation, which was attributable to greater revenue and earnings achieved in 2018.
As of December 31, 2018 and 2017, other accrued expenses included accrued legal matters of $7.5 million and $1.4 million, respectively, and accrued severance charges of $2.7 million and $3.5 million, respectively. The increase in accrued legal matters was primarily due to the acquisition of the Veolia Business and certain liabilities assumed by the Company. Also included in the December 31, 2018 other accrued expenses balance was an $8.8 million derivative liability, recorded at fair value, related to the Company's cash flow hedges.
(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2017 through December 31, 2018 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2017	$30,630	$27,701	$58,331
Liabilities assumed in acquisitions	—	59	59
Measurement period adjustments from prior period acquisitions	—	596	596
New asset retirement obligations	1,881	—	1,881
Adjustment related to disposition of business	—	(1,170)	(1,170)
Accretion	2,243	2,505	4,748
Changes in estimates recorded to statement of operations	(131)	(109)	(240)
Changes in estimates recorded to balance sheet	364	(591)	(227)
Expenditures	(2,777)	(448)	(3,225)
Currency translation and other	172	112	284
Balance at December 31, 2017	32,382	28,655	61,037
Liabilities assumed in acquisitions	—	685	685
New asset retirement obligations	2,518	—	2,518
Accretion	2,537	2,567	5,104
Changes in estimates recorded to statement of operations	(37)	1,497	1,460
Changes in estimates recorded to balance sheet	1,867	64	1,931
Expenditures	(1,224)	(1,057)	(2,281)
Currency translation and other	(234)	(289)	(523)
Balance at December 31, 2018	$37,809	$32,122	$69,931

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) CLOSURE AND POST-CLOSURE LIABILITIES (Continued)
All of the landfill facilities included in the above table were active as of December 31, 2018 and 2017. The 2018 environmental change in estimate recorded to the statement of operations includes $1.2 million related to increased facility closure costs at one of our locations. There were no significant (benefits) charges in 2017 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during 2018 and 2017 were discounted at the credit-adjusted risk-free rate of 5.66% and 6.32%, respectively.
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2019	$10,574
2020	9,424
2021	10,941
2022	7,626
2023	9,264
Thereafter	271,314
Undiscounted closure and post-closure liabilities	319,143
Less: Discount at credit-adjusted risk-free rate	(155,999)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(93,213)
Present value of closure and post-closure liabilities	$69,931
(11) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2017 through December 31, 2018 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2017	$1,777	$64,151	$62,079	$128,007
Measurement period adjustments from prior period acquisitions	—	—	504	504
Accretion	86	2,648	1,978	4,712
Changes in estimates recorded to statement of operations	(21)	(289)	355	45
Expenditures	(42)	(3,906)	(5,792)	(9,740)
Currency translation and other	—	2,738	(1,798)	940
Balance at December 31, 2017	1,800	65,342	57,326	124,468
Accretion	86	2,745	1,871	4,702
Changes in estimates recorded to statement of operations	(1)	130	558	687
Expenditures	(47)	(3,759)	(4,028)	(7,834)
Currency translation and other	—	857	(1,863)	(1,006)
Balance at December 31, 2018	$1,838	$65,315	$53,864	$121,017

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) REMEDIAL LIABILITIES (Continued)
There were no significant (benefits) charges in 2018 and 2017 resulting from changes in estimates for remedial liabilities. Anticipated payments at December 31, 2018 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter were as follows (in thousands):

Year ending December 31,
2019	$13,975
2020	15,467
2021	14,593
2022	9,560
2023	8,688
Thereafter	81,453
Undiscounted remedial liabilities	143,736
Less: Discount	(22,719)
Total remedial liabilities	$121,017
Based on currently available facts and legal interpretations, existing technology, and presently enacted laws and regulations, the Company estimates that its aggregate liabilities as of December 31, 2018 for future remediation relating to all of its owned or leased facilities and the Superfund sites for which the Company has current or potential future liability is approximately $121.0 million. The Company also estimates that it is reasonably possible that the amount of such total liabilities could be as much as $22.8 million more. Future changes in either available technology or applicable laws or regulations could affect such estimates of remedial liabilities. Since the Company's satisfaction of the liabilities will occur over many years, the Company cannot now reasonably predict the nature or extent of future changes in either available technology or applicable laws or regulations and the impact that those changes, if any, might have on the current estimates of remedial liabilities.
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group and as of December 31, 2018.
Estimates Based on Type of Facility or Site (in thousands):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Facilities now used in active conduct of the Company's business (41 facilities)	$48,506	40.1%	$11,171
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (35 facilities)	64,344	53.2	10,782
Superfund sites owned by third parties (17 sites)	8,167	6.7	817
Total	$121,017	100.0%	$22,770
___________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) REMEDIAL LIABILITIES (Continued)
Estimates Based on Amount of Potential Liability (in thousands):

Location	Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities(1)
Baton Rouge, LA(2)	Closed incinerator and landfill	$23,314	19.3%	$3,963
Bridgeport, NJ	Closed incinerator	18,616	15.4	2,577
Mercier, Quebec(2)	Idled incinerator and legal proceedings	9,809	8.1	1,037
Linden, NJ	Operating solvent recycling center	7,487	6.2	790
Various(2)	All other incinerators, landfills, wastewater treatment facilities and service centers (72 facilities)	53,624	44.3	13,586
Various(2)	Superfund sites (each representing less than 5% of total liabilities) owned by third parties (17 sites)	8,167	6.7	817
Total		$121,017	100.0%	$22,770
_________________________________

(1)	Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

(2)
$17.9 million of the $121.0 million remedial liabilities and $1.8 million of the $22.8 million reasonably possible additional liabilities include estimates of remediation liabilities related to the legal and administrative proceedings discussed in Note 18, "Commitments and Contingencies," as well as other such estimated remedial liabilities.

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
(12) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

Current Obligations:	December 31, 2018	December 31, 2017
Senior secured Term Loan Agreement ("Term Loan Agreement")	$7,535	$4,000

Long-Term Obligations:
Senior secured Term Loan Agreement due June 30, 2024	$734,697	$394,000
Senior unsecured notes, at 5.25%, due August 1, 2020 ("2020 Notes")	—	400,000
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations, at par	$1,579,697	$1,639,000
Unamortized debt issuance costs and premium, net	$(14,676)	$(13,463)
Long-term obligations, at carrying value	$1,565,021	$1,625,537
Financing Activities
Senior Secured Term Loans. On April 17, 2018, the Company, and substantially all of the Company's domestic subsidiaries as guarantors, entered into the first amendment (the “First Amendment”) of the Term Loan Agreement. The First Amendment reduced the applicable interest rate margin for the Company’s initial term loans (the "Term Loans") outstanding under the Term Loan Agreement by 25 basis points for both Eurocurrency borrowings and base rate borrowings. After giving effect to the repricing, the applicable interest rate margins for the Term Loans are 1.75% for Eurocurrency borrowings and 0.75% for base rate borrowings.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) FINANCING ARRANGEMENTS (Continued)
On July 19, 2018, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into an Incremental Facility Amendment (the “Incremental Facility Amendment”) to the Company’s Term Loan Agreement. The Incremental Facility Amendment increased the principal amount of the Term Loans outstanding under the Term Loan Agreement by $350.0 million. Term Loans under the Term Loan Agreement will mature on June 30, 2024 and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans. The Company’s obligations under the Term Loan Agreement are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors. The effective interest rate of the Term Loans on December 31, 2018 was 4.27%.
Concurrently with the closing on July 19, 2018 of the Incremental Facility Amendment, the Company purchased $322.0 million aggregate principal of the 2020 Notes. The total amount paid in purchasing the 2020 Notes was $330.9 million inclusive of $7.9 million of accrued interest and $1.0 million of debt redemption fees. On August 1, 2018, the Company redeemed the remaining $78.0 million of outstanding 2020 Notes.
At December 31, 2018 and December 31, 2017, the fair value of the Term Loan Agreement debt was $707.0 million and $400.5 million, respectively, based on quoted market prices or other available market data. The fair value of the Term Loan Agreement debt is considered a Level 2 measure according to the fair value hierarchy.
Senior Unsecured Notes. In 2012, the Company issued $800.0 million aggregate principal amount of 5.25% senior unsecured notes due August 1, 2020 (the "2020 Notes") with semi-annual fixed interest payments on February 1 and August 1 of each year. The Company repurchased or redeemed $400.0 million principal amount of the 2020 Notes during 2017 and, as described above, the Company repurchased or redeemed the remaining $400.0 million principal amount of the 2020 Notes during 2018. At December 31, 2017, the fair value of the 2020 Notes was $404.6 million based on quoted market prices for the instrument. The fair value of the 2020 Notes was considered a Level 2 measure according to the fair value hierarchy.
In 2012, the Company issued $600.0 million aggregate principal amount of 5.125% senior unsecured notes due June 1, 2021 (the "2021 Notes") with semi-annual fixed interest payments on June 1 and December 1 of each year. The Company repurchased $5.0 million principal amount of 2021 Notes during 2014. On March 14, 2016, the Company issued an additional $250.0 million aggregate principal amount of 2021 Notes as additional notes under the related indenture. At December 31, 2018 and 2017, the fair value of the Company's 2021 Notes was $845.0 million and $855.7 million, respectively, based on quoted market prices or other available market data. The fair value of the 2021 Notes is considered a Level 2 measure according to the fair value hierarchy. Upon proper notice to the holders of the 2021 Notes, the Company may presently redeem some or all of the 2021 Notes at par value plus unpaid interest.
The 2021 Notes and the related indentures contain various customary non-financial covenants and are guaranteed by substantially all of the Company's current and future domestic restricted subsidiaries. The 2021 Notes are the Company's and the guarantors' senior unsecured obligations ranking equally with the Company's and the guarantors' existing and future senior unsecured obligations and senior to any future indebtedness that is expressly subordinated to the 2021 Notes and the guarantees. The 2021 Notes are effectively subordinated to all of the Company's and the Company subsidiaries' secured indebtedness under the Company's Term Loan Agreement, revolving credit facility and capital lease obligations to the extent of the value of the assets securing such secured indebtedness. The 2021 Notes are not guaranteed by the Company's existing and future Canadian or other foreign subsidiaries, and are structurally subordinated to all indebtedness and other liabilities, including trade payables, of the Company's subsidiaries that are not guarantors of the 2021 Notes.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) FINANCING ARRANGEMENTS (Continued)
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
The Company utilizes letters of credit primarily as security for financial assurance which it has been required to provide to regulatory bodies for its hazardous waste facilities and which would be called only in the event that the Company fails to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. On August 1, 2018, the Company borrowed $50.0 million under the revolving credit facility in connection with the redemption of $78.0 million of 2020 Notes. The Company repaid the $50.0 million borrowing during the fourth quarter of 2018. At December 31, 2018 and 2017, the revolving credit facility had no outstanding loan balances, availability of $235.4 million and $217.8 million, respectively, and outstanding letters of credit of $130.1 million and $134.1 million, respectively.
Cash Flow Hedges
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
Although the interest rate on all $742.2 million aggregate principal amount of Term Loans which were outstanding on December 31, 2018 is variable under the Term Loan Agreement, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the 1-month LIBOR index and pays interest at a weighted average rate of approximately 2.92%. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of Term Loans is therefore approximately 4.67%.
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
As of December 31, 2018, the Company recorded a derivative liability with a fair value of $8.8 million within accrued expenses in connection with these cash flow hedges.
The fair value of the interest rate swaps included in the Level 2 tier of the fair value hierarchy is calculated using discounted cash flow valuation methodologies based upon the one month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) INCOME TAXES
The domestic and foreign components of income before provision (benefit) for income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Domestic	$115,070	$101,714	$87,328
Foreign	(20,588)	(43,025)	(78,612)
Total	$94,482	$58,689	$8,716
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(7,677)	$25,613	$14,798
State	12,653	11,083	8,763
Foreign	4,781	4,589	9,844
	9,757	41,285	33,405
Deferred
Federal	19,899	(85,488)	21,814
State	(1,205)	1,085	1,644
Foreign	395	1,068	(8,274)
	19,089	(83,335)	15,184
Provision (benefit) for income taxes	$28,846	$(42,050)	$48,589
The Company's effective tax rate for fiscal years 2018, 2017 and 2016 was 30.5%, (71.6)% and 557.5%, respectively. The effective income tax rate varied from the amount computed using the statutory federal income tax rate as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Tax expense at US statutory rate	$19,841	$20,541	$3,051
State income taxes, net of federal benefit	8,711	4,547	6,010
Foreign rate differential	(1,124)	3,733	3,646
Valuation allowance	10,466	16,552	22,564
Uncertain tax position interest and penalties	(1,806)	3,730	107
Goodwill impairment	—	—	11,905
Tax credits	(9,799)	—	—
Other	2,845	1,856	1,306
Adjustment for Tax Cuts and Jobs Act	(288)	(93,009)	—
Provision (benefit) for income taxes	$28,846	$(42,050)	$48,589
Effects of the Tax Cuts and Jobs Act. On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law, making significant changes to the federal tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For the year ended December 31, 2017, the Company calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of the 2017 Form 10-K filing and as a result recorded a net benefit of $93.0 million as a component of the 2017 income tax expense. This provisional net income tax benefit was comprised of a $100.5 million tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they are expected to reverse, offset

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) INCOME TAXES (Continued)
by a one-time tax expense on deemed repatriation of $7.5 million. This one-time charge was after the utilization of $7.5 million of foreign tax credits which had full valuation allowances applied to them previously.
During 2018, the Company completed its analysis of impacts of the Tax Act and specific to the one-time deemed repatriation, adjusted the previous amount recorded of $7.5 million to $6.6 million resulting in a $0.9 million benefit to tax expense recorded in 2018. The Company also recorded the final remeasurement of its deferred tax assets and liabilities and adjusted the deferred tax benefit from $100.5 million to $99.9 million or approximately $0.6 million of deferred expense recorded in 2018. The total net impact of changes in tax law resulted in a net benefit of approximately $0.3 million in 2018.

During 2018, the Company also completed an analysis of certain federal manufacturing and research and development credit benefits for tax years 2014 through 2017. Upon the filing of its 2017 tax return in October 2018, the Company recognized $3.3 million of tax benefits and recognized an additional $7.1 million upon the amendments of its 2014 through 2016 tax returns for a net benefit recorded as a component of the 2018 tax provision of $9.8 million.
During the year ended December 31, 2018, the Company recorded $5.0 million of tax benefits related to tax deductible foreign currency losses to accumulated other comprehensive loss and as such these benefits are not included within the provision (benefit) for income taxes.
The components of the total net deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Provision for doubtful accounts	$10,715	$7,417
Closure, post-closure and remedial liabilities	28,380	28,189
Accrued expenses	15,686	15,382
Accrued compensation	7,774	1,903
Net operating loss carryforwards(1)	43,284	46,650
Tax credit carryforwards(2)	16,909	17,504
Uncertain tax positions accrued interest and federal benefit	519	921
Stock-based compensation	3,440	2,268
Other	7,067	3,258
Total deferred tax assets	133,774	123,492
Deferred tax liabilities:
Property, plant and equipment	(164,246)	(144,325)
Permits and other intangible assets	(103,539)	(107,407)
Prepaids	(9,187)	(8,080)
Total deferred tax liabilities	(276,972)	(259,812)
Total net deferred tax liability before valuation allowance	(143,198)	(136,320)
Less valuation allowance	(79,295)	(68,355)
Net deferred tax liabilities	$(222,493)	$(204,675)
___________________________________

(1)
As of December 31, 2018, the net operating loss carryforwards included (i) state net operating loss carryovers of $185.1 million which will begin to expire in 2019, (ii) federal net operating loss carryforwards of $49.8 million which will begin to expire in 2025, and (iii) foreign net operating loss carryforwards of $103.3 million which will begin to expire in 2019.

(2)	As of December 31, 2018, the foreign tax credit carryforwards of $16.5 million will expire between 2020 and 2024.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) INCOME TAXES (Continued)
The Company has not accrued for any remaining undistributed foreign earnings not subject to the one-time transition tax on mandatory deemed repatriation of cumulative foreign earnings. These amounts continue to be indefinitely reinvested in foreign operations.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, as of December 31, 2018 and 2017, the Company had a valuation allowance of $79.3 million and $68.4 million, respectively. The total allowance as of December 31, 2018 consisted of $16.5 million of foreign tax credits, $0.8 million of acquired federal net operating losses, $9.6 million of state net operating loss carryforwards, $22.7 million of foreign net operating loss carryforwards, $26.6 million of deferred tax assets of a Canadian subsidiary and $3.1 million for tax attributes that if realized would generate capital losses. The allowance as of December 31, 2017 consisted of $17.5 million of foreign tax credits, $3.9 million of acquired federal net operating losses, $11.9 million of state net operating loss carryforwards and $22.6 million of foreign net operating loss carryforwards and $12.5 million of deferred tax assets of a Canadian subsidiary.
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2016 through December 31, 2018, were as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits as of January 1	$5,121	$1,738	$2,064
Additions to current year tax positions	—	1,457	—
(Reductions) additions to prior year tax positions	(625)	2,031	—
Expirations	(1,115)	(231)	(533)
Foreign currency translation	(222)	126	207
Unrecognized tax benefits as of December 31	$3,159	$5,121	$1,738
At December 31, 2018, 2017 and 2016, the Company had recorded $3.2 million, $5.1 million and $1.7 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
The Company's policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. At December 31, 2018, 2017 and 2016 the Company has accrued interest of $0.8 million, $0.9 million and $0.3 million, respectively, relative to unrecognized tax benefits. Interest expense that is recorded as a tax expense against the liability for unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 included interest and penalties of $(0.1) million, $0.5 million and $0.1 million, respectively.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (the "IRS") for calendar years 2014 through 2017. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may also be subject to examinations by state and local revenue authorities for calendar years 2013 through 2017. The Company is currently not under examination by the IRS. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
Due to expiring statute of limitation periods and the resolution of tax audits, the Company believes that total unrecognized tax benefits will decrease by approximately $0.6 million within the next 12 months.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted earnings (loss) per share (in thousands except for per share amounts):

	Years Ended December 31,
	2018	2017	2016
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$65,636	$100,739	$(39,873)
Denominator:
Weighted basic shares outstanding	56,148	57,072	57,532
Dilutive effect of equity-based compensation awards	192	128	—
Weighted dilutive shares outstanding	56,340	57,200	57,532

Basic earnings (loss) per share	$1.17	$1.77	$(0.69)
Diluted earnings (loss) per share	$1.16	$1.76	$(0.69)
For the years ended December 31, 2018 and 2017, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 79,390 and 152,831, respectively, of performance stock awards for which the performance criteria were not attained at the time and 121,803 and 49,373, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect. As a result of the net loss reported for the year ended December 31, 2016, all outstanding stock options, restricted stock awards and performance awards, totaling 730,929 potentially dilutive shares, were excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.
(15) STOCKHOLDERS' EQUITY
The Company's board of directors has authorized the repurchase of up to $600 million of the Company's common stock. The Company has funded and intends to continue to fund the repurchases through available cash resources. The repurchase program authorizes the Company to purchase the Company's common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases have depended and will depend on a number of factors including share price, cash required for future business plans, trading volume and other conditions.  The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time. During the years ended December 31, 2018, 2017 and 2016, the Company repurchased and retired a total of approximately 0.8 million, 0.9 million and 0.5 million shares, respectively, of the Company's common stock for total costs of approximately $45.1 million, $49.0 million and $22.2 million, respectively. Through December 31, 2018, the Company has repurchased and retired a total of approximately 5.6 million shares of its common stock for approximately $293.9 million under this program. As of December 31, 2018, an additional $306.1 million remained available for repurchase of shares under this program.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Available-for-Sale Securities	Unrealized Loss on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2016	$(252,939)	$—	$—	$(1,953)	$(254,892)
Other comprehensive income (loss) before reclassifications	23,967	(535)	—	216	23,648
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	—	—
Tax benefit (loss)	16,761	214	—	(57)	16,918
Other comprehensive income (loss)	40,728	(321)	—	159	40,566
Balance at December 31, 2016	(212,211)	(321)	—	(1,794)	(214,326)
Other comprehensive income before reclassifications	41,636	184	—	146	41,966
Amounts reclassified out of accumulated other comprehensive loss	—	222	—	—	222
Tax loss	—	(231)	—	(38)	(269)
Other comprehensive income	41,636	175	—	108	41,919
Balance at December 31, 2017	(170,575)	(146)	—	(1,686)	(172,407)
Other comprehensive (loss) income before tax effects	(47,374)	182	(9,579)	124	(56,647)
Amounts reclassified out of accumulated other comprehensive loss	—	—	806	—	806
Tax benefit (loss)	5,024	(105)	—	(42)	4,877
Other comprehensive (loss) income	(42,350)	77	(8,773)	82	(50,964)
Balance at December 31, 2018	$(212,925)	$(69)	$(8,773)	$(1,604)	$(223,371)
During the years ended December 31, 2018 and December 31, 2016, the Company converted intercompany loans with a foreign subsidiary to equity, which resulted in losses for tax purposes. The loans had been historically treated as components of the Company’s investments in that subsidiary, and as a result, foreign currency gains and losses on the loans had been accumulated as a component of other comprehensive (loss) income. The subsidiary continues to operate as part of the
Company. The tax benefits of $5.0 million and $16.8 million, respectively, which were triggered by the conversion, were therefore allocated to other comprehensive (loss) income rather than net income (loss).
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	For the years ended December 31,
Other Comprehensive Income Components	2018	2017	Location
Unrealized (losses) gains on available-for-sale securities	$—	$(222)	Other (expense) income, net
Unrealized loss on interest rate hedge	(806)	—	Interest expense, net of interest income
There were no reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2016.
(17) STOCK-BASED COMPENSATION
Stock-Based Compensation
In 2010, the Company adopted an equity incentive plan (the "2010 Plan"), which provides for awards of up to 6,000,000 shares of common stock (subject to certain anti-dilution adjustments) in the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, and (v) certain other stock-based awards. The Company ceased issuing

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION (Continued)
stock options in 2008, and all awards issued to date under the 2010 Plan have been in the form of restricted stock awards and performance stock awards as described below.
As of December 31, 2018 and 2017, the Company had the following types of stock-based compensation awards outstanding under the 2010 Plan: restricted stock awards and performance stock awards. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance criteria and continued service conditions as described below.
Total stock-based compensation cost charged to selling, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 was $16.8 million, $13.1 million and $10.5 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $3.2 million, $3.7 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Restricted Stock Awards
The following information relates to restricted stock awards that have been granted to employees and directors under the Company's 2010 Plan. The restricted stock awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a three-to-five-year period or service as a director until the following annual meeting of shareholders. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over its vesting period.
The following table summarizes information about restricted stock awards for the year ended December 31, 2018:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	604,933	$54.23
Granted	327,466	55.02
Vested	(198,673)	54.22
Forfeited	(76,486)	54.00
Unvested at December 31, 2018	657,240	$54.65
As of December 31, 2018, there was $24.9 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted stock vested during 2018, 2017 and 2016 was $10.8 million, $7.3 million and $8.3 million, respectively.
Performance Stock Awards
The following information relates to performance stock awards that have been granted to employees. The compensation committee of the Company's board of directors established two-year performance targets which could potentially be achieved in the year granted or one year thereafter. Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors. The vesting of the performance stock awards is based on achieving such targets typically based on revenue, Adjusted EBITDA margin, free cash flow and a measure of workplace safety. In addition, performance stock awards include continued service conditions.
The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is then considered probable.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION (Continued)
The following table summarizes information about performance stock awards for the year ended December 31, 2018:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2018	190,129	$55.63
Granted	171,584	55.71
Vested	(21,416)	54.82
Forfeited	(126,807)	53.59
Unvested at December 31, 2018	213,490	$55.71
As of December 31, 2018, there was $3.2 million of total unrecognized compensation cost arising from non-vested compensation related to performance stock awards then deemed probable of vesting under the Company's 2010 Plan. The total fair value of performance awards vested during 2018, 2017 and 2016 was $1.2 million, $3.0 million and $1.0 million, respectively.
(18) COMMITMENTS AND CONTINGENCIES
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
At December 31, 2018 and December 31, 2017, the Company had recorded reserves of $25.4 million and $19.3 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At December 31, 2018 and December 31, 2017, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million more. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2018 and December 31, 2017, the $25.4 million and $19.3 million, respectively, of reserves consisted of (i) $17.9 million for each of the periods presented related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $7.5 million and $1.4 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of December 31, 2018, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2018, were as follows:
Ville Mercier. In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued to a company unrelated to the Mercier Subsidiary two permits to dump organic liquids into lagoons on the property. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (CAD $) in general damages and $10.0 million (CAD $) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are attempting to negotiate a resolution and hearings on the motions have been delayed. In

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)
September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a notice pursuant to Section 115.1 of the Environment Quality Act, superseding notices issued in 1992, which are the subject of the pending litigation. The more recent notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Company has accrued for costs expected to be incurred relative to the resolution of this matter and believes this matter will not have future material effect on its financial position or results of operations.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2018 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 67 proceedings (excluding cases which have been settled but not formally dismissed) as of December 31, 2018, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2018. From January 1, 2018 to December 31, 2018, 10 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 128 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 128 sites, five (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 123 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 123 third-party sites, 30 are now settled, 16 are currently requiring expenditures on remediation and 77 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $100,000 at 12 of the 123 third-party sites.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) COMMITMENTS AND CONTINGENCIES (Continued)
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018 the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and has also completed conducting the remedial investigation and feasibility study for Devil's Swamp under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA with issuance of a Record of Decision.
Third-Party Sites.    Of the 123 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at six additional of these third-party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management and McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste, McKesson and two other entities, the Company does not have an indemnity agreement with respect to any of the 123 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2018 and 2017, there were ten and five proceedings, respectively, for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
Leases
The Company leases facilities, service centers and personal property under certain operating leases. Some of these lease agreements contain an escalation clause for increased taxes and operating expenses and are renewable at the option of the Company. Lease terms range from 1 to 25 years. The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 (in thousands):

Year	Total Operating Leases
2019	$56,480
2020	45,467
2021	33,564
2022	24,509
2023	15,253
Thereafter	35,778
Total minimum lease payments	$211,051
During the years ended December 31, 2018, 2017 and 2016, rent expense including short-term rentals was approximately $141.1 million, $125.4 million, and $121.9 million, respectively.

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
Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The current deductible per participant per year for the health insurance policy is $0.7 million. The current deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2018 and 2017, the Company had accrued $53.9 million and $47.9 million, respectively, for its self-insurance liabilities (exclusive of health insurance) using a risk-free discount rate of 2.96% and 1.87%, respectively. A significant portion of the increase in the liabilities as of December 31, 2018 is attributable to amounts assumed in connection with the acquisition of the Veolia Business which occurred in 2018. Actual expenditures in future periods can differ materially from accruals based on estimates.
Anticipated payments for contingencies related to workers' compensation, comprehensive general liability and vehicle liability related claims at December 31, 2018 for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2019	$20,171
2020	12,799
2021	7,964
2022	4,992
2023	4,082
Thereafter	6,385
Undiscounted self-insurance liabilities	56,393
Less: Discount	2,492
Total self-insurance liabilities (included in accrued expenses)	$53,901
(19) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. During the first quarter of fiscal year 2018, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The reorganization resulted in combining the Environmental Services businesses from an operational and management perspective, deepening customer relationships and allowing for efficiencies across the Company's operations through the sharing of resources, namely labor and equipment, which will reduce third party spending and promote cross selling of such business offerings. In connection with this reorganization, the Company’s chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. These changes required a reconsideration of the Company’s operating segments in the first quarter of 2018 and resulted in a change in the Company’s assessment of its operating segments. Upon reconsideration of the identification of the Company’s operating segments, the Company concluded that there are now two operating segments for disclosure purposes; (i) the Environmental Services segment which consists of the Company’s historical Technical Services, Industrial Services, Field Services and Oil, Gas and Lodging businesses, and (ii) the Safety-Kleen segment. The amounts presented for the years ended December 31, 2017 and 2016 have been reclassified to conform to the new segment presentation. These reclassifications and adjustments had no effect on the consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING (Continued)
The following table reconciles third-party revenues to direct revenues for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31, 2018
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Third-party revenues	$2,003,843	$1,295,355	$1,105	$3,300,303
Intersegment revenues, net	134,104	(134,104)	—	—
Corporate Items, net	3,247	31	(3,278)	—
Direct revenues	$2,141,194	$1,161,282	$(2,173)	$3,300,303

	For the Year Ended December 31, 2017
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Third-party revenues	$1,728,700	$1,213,703	$2,575	$2,944,978
Intersegment revenues, net	125,822	(125,822)	—	—
Corporate Items, net	2,952	5	(2,957)	—
Direct revenues	$1,857,474	$1,087,886	$(382)	$2,944,978

	For the Year Ended December 31, 2016
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Third-party revenues	$1,641,432	$1,110,727	$3,067	$2,755,226
Intersegment revenues, net	115,013	(115,013)	—	—
Corporate Items, net	2,388	369	(2,757)	—
Direct revenues	$1,758,833	$996,083	$310	$2,755,226
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA, which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, net interest expense, loss on early extinguishment of debt, provision (benefit) for income taxes, other gains or non-cash charges (including gain on sale of businesses and goodwill impairment charge) not deemed representative of fundamental segment results and excludes other expense (income), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING (Continued)
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA:
Environmental Services	$380,856	$321,310	$319,075
Safety-Kleen	282,029	249,811	219,546
Corporate Items	(171,880)	(145,464)	(138,267)
Total	491,005	425,657	400,354
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	9,806	9,460	10,177
Depreciation and amortization	298,625	288,422	287,002
Goodwill impairment charge	—	—	34,013
Income from operations	182,574	127,775	69,162
Other expense (income), net	4,510	6,119	(6,195)
Loss on early extinguishment of debt	2,488	7,891	—
Gain on sale of businesses	—	(30,732)	(16,884)
Interest expense, net of interest income	81,094	85,808	83,525
Income from operations before provision (benefit) for income taxes	$94,482	$58,689	$8,716
Geographical Information
For the years ended December 31, 2018, 2017, and 2016, the Company generated direct revenues in the following geographic locations (in thousands):

	For the Year Ended December 31,
	2018		2017		2016
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,721,814	82.5%	$2,392,000	81.2%	$2,213,355	80.3%
Canada	578,489	17.5%	552,978	18.8%	541,871	19.7%
Total Revenues	$3,300,303	100.0%	$2,944,978	100.0%	$2,755,226	100.0%
As of December 31, 2018 and 2017, the Company had property, plant and equipment, net of depreciation and amortization and permits and other intangible assets in the following geographic locations (in thousands):

	For the Year Ended December 31,
	2018		2017
	Total	% of Total	Total	% of Total
Property, plant and equipment, net
United States	$1,233,949	79.0%	$1,175,437	74.0%
Canada	328,029	21.0%	411,928	26.0%
Total property, plant and equipment, net	$1,561,978	100.0%	$1,587,365	100.0%

Permits and other intangibles, net
United States	$393,045	88.9%	$408,654	87.1%
Canada	48,830	11.1%	60,474	12.9%
Total permits and other intangibles, net	$441,875	100.0%	$469,128	100.0%

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) SEGMENT REPORTING (Continued)
The following table presents assets by reported segment and in the aggregate (in thousands):

	December 31, 2018	December 31, 2017
Property, plant and equipment, net
Environmental Services	$951,867	$927,139
Safety-Kleen	553,220	582,162
Corporate Items	56,891	78,064
Total property, plant and equipment, net	$1,561,978	$1,587,365

Goodwill and Permits and other intangibles, net
Environmental Services
Goodwill	$207,019	$172,386
Permits and other intangibles, net	93,313	97,519
Total Environmental Services	300,332	269,905

Safety-Kleen
Goodwill	$307,170	$306,137
Permits and other intangibles, net	348,562	371,609
Total Safety-Kleen	655,732	677,746

Total	$956,064	$947,651
The following table presents the total assets by reported segment (in thousands):

	December 31, 2018	December 31, 2017
Environmental Services	$1,640,706	$1,541,241
Safety-Kleen	1,431,381	1,471,291
Corporate Items	666,234	694,038
Total	$3,738,321	$3,706,570
The following table presents the total assets by geographical area (in thousands):

	December 31, 2018	December 31, 2017
United States	$3,090,311	$2,985,394
Canada	648,010	721,176
Total	$3,738,321	$3,706,570
(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
The previously outstanding 2020 Notes and the currently outstanding 2021 Notes (collectively, the "Senior Unsecured Notes") and the Company's obligations under its Term Loan Agreement were or are guaranteed by substantially all of the Company’s subsidiaries organized in the United States. Each guarantor was or is a 100% owned subsidiary of Clean Harbors, Inc. and its guarantee was or is both full and unconditional and joint and several. The guarantees were or are, however, subject to customary release provisions under which, in particular, the guarantee of any domestic restricted subsidiary will be released if the Company sells such subsidiary to an unrelated third party in accordance with the terms of the indentures which govern the Senior Unsecured Notes and of the Term Loan Agreement. The Senior Unsecured Notes and the Company's obligations under its Term Loan Agreement are not guaranteed by the Company’s subsidiaries organized outside the United States. The following supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively, is presented in conformity with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”).

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating balance sheet at December 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$27,308	$101,302	$97,897	$—	$226,507
Short-term marketable securities	67	—	52,789	—	52,856
Intercompany receivables	262,475	721,521	60,693	(1,044,689)	—
Accounts receivable, net	—	520,785	86,167	—	606,952
Other current assets	—	289,869	49,631	(23,657)	315,843
Property, plant and equipment, net	—	1,233,578	328,400	—	1,561,978
Investments in subsidiaries	3,162,704	571,304	—	(3,734,008)	—
Intercompany debt receivable	—	14,669	21,000	(35,669)	—
Goodwill	—	456,307	57,882	—	514,189
Permits and other intangibles, net	—	393,045	48,830	—	441,875
Other long-term assets	1,551	13,545	3,025	—	18,121
Total assets	$3,454,105	$4,315,925	$806,314	$(4,838,023)	$3,738,321
Liabilities and Stockholders' Equity:
Current liabilities	$20,170	$457,164	$148,601	$(23,657)	$602,278
Intercompany payables	699,158	321,846	23,685	(1,044,689)	—
Closure, post-closure and remedial liabilities, net	—	151,480	16,434	—	167,914
Long-term obligations	1,565,021	—	—	—	1,565,021
Intercompany debt payable	—	21,000	14,669	(35,669)	—
Other long-term liabilities	—	212,924	20,428	—	233,352
Total liabilities	2,284,349	1,164,414	223,817	(1,104,015)	2,568,565
Stockholders' equity	1,169,756	3,151,511	582,497	(3,734,008)	1,169,756
Total liabilities and stockholders' equity	$3,454,105	$4,315,925	$806,314	$(4,838,023)	$3,738,321

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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the consolidating statement of operations for the year ended December 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$2,145,310	$621,435	$(57,506)	$2,709,239
Product revenues	—	537,400	66,210	(12,546)	591,064
Total revenues	—	2,682,710	687,645	(70,052)	3,300,303
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	1,421,693	497,788	(57,506)	1,861,975
Product cost of revenues	—	419,377	36,745	(12,546)	443,576
Total cost of revenues	—	1,841,070	534,533	(70,052)	2,305,551
Selling, general and administrative expenses	347	419,984	83,416	—	503,747
Accretion of environmental liabilities	—	8,797	1,009	—	9,806
Depreciation and amortization	—	219,530	79,095	—	298,625
(Loss) income from operations	(347)	193,329	(10,408)	—	182,574
Other expense, net	(1,384)	(1,284)	(1,842)	—	(4,510)
Loss on early extinguishment of debt	(2,488)	—	—	—	(2,488)
Interest (expense) income, net	(83,362)	1,252	1,016	—	(81,094)
Equity in earnings of subsidiaries, net of tax	129,082	(25,765)	—	(103,317)	—
Intercompany interest income (expense)	—	2,841	(2,841)	—	—
Income (loss) before (benefit) provision for income taxes	41,501	170,373	(14,075)	(103,317)	94,482
(Benefit) provision for income taxes	(24,135)	46,267	6,714	—	28,846
Net income (loss)	65,636	124,106	(20,789)	(103,317)	65,636
Other comprehensive loss	(50,964)	(50,964)	(44,292)	95,256	(50,964)
Comprehensive income (loss)	$14,672	$73,142	$(65,081)	$(8,061)	$14,672

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

20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$34,135	$260,101	$78,974	$—	$373,210
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(161,342)	(32,002)	—	(193,344)
Proceeds from sale and disposal of fixed assets	—	4,174	11,271	—	15,445
Proceeds from sale of available-for-sale securities	—	—	28,723	—	28,723
Acquisitions, net of cash acquired	—	(151,023)	—	—	(151,023)
Additions to intangible assets, including costs to obtain or renew permits	—	(4,326)	(362)	—	(4,688)
Purchases of available-for-sale securities	(1,450)	—	(43,322)	—	(44,772)
Intercompany	—	(54,114)	—	54,114	—
Net cash used in investing activities	(1,450)	(366,631)	(35,692)	54,114	(349,659)
Cash flows (used in) from financing activities:
Change in uncashed checks	—	55	77	—	132
Tax payments related to withholdings on vested restricted stock	(3,266)	—	—	—	(3,266)
Deferred financing costs paid	(4,027)	—	—	—	(4,027)
Repurchases of common stock	(45,080)	—	—	—	(45,080)
Principal payments on debt	(405,768)	—	—	—	(405,768)
Premium paid on early extinguishment of debt	(1,238)	—	—	—	(1,238)
Issuance of senior secured notes, net of discount	348,250	—	—	—	348,250
Borrowing from revolving credit facility	50,000	—	—	—	50,000
Payment on revolving credit facility	(50,000)	—	—	—	(50,000)
Intercompany	54,114	—	—	(54,114)	—
Net cash (used in) from financing activities	(57,015)	55	77	(54,114)	(110,997)
Effect of exchange rate change on cash	—	—	(5,446)	—	(5,446)
(Decrease) increase in cash and cash equivalents	(24,330)	(106,475)	37,913	—	(92,892)
Cash and cash equivalents, beginning of year	51,638	207,777	59,984	—	319,399
Cash and cash equivalents, end of year	$27,308	$101,302	$97,897	$—	$226,507

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2017 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$16,292	$217,001	$52,405	$—	$285,698
Cash flows from (used in) investing activities:
Additions to property, plant and equipment	—	(142,211)	(24,796)	—	(167,007)
Proceeds from sale and disposal of fixed assets	—	1,979	5,145	—	7,124
Proceeds from sale of available-for-sale securities	376	—	—	—	376
Proceeds from sale of business, net of transactional costs	—	45,245	181	—	45,426
Acquisitions, net of cash acquired	—	(11,427)	(37,800)	—	(49,227)
Additions to intangible assets, including costs to obtain or renew permits	—	(1,153)	(464)	—	(1,617)
Purchases of available-for-sale securities	—	—	(38,342)	—	(38,342)
Intercompany	—	(54,074)	—	54,074	—
Intercompany debt	—	—	3,701	(3,701)	—
Net cash from (used in) investing activities	376	(161,641)	(92,375)	50,373	(203,267)
Cash flows used in financing activities:
Change in uncashed checks	—	(3,526)	(2,414)	—	(5,940)
Proceeds from exercise of stock options	46	—	—	—	46
Tax payments related to withholdings on vested restricted stock	(3,149)	—	—	—	(3,149)
Deferred financing costs paid	(5,718)	—	—	—	(5,718)
Repurchases of common stock	(48,971)	—	—	—	(48,971)
Principal payments on debt	(402,000)	—	—	—	(402,000)
Premium paid on early extinguishment of debt	(6,028)	—	—	—	(6,028)
Issuance of senior secured notes, net of discount	399,000	—	—	—	399,000
Intercompany	54,074	—	—	(54,074)	—
Intercompany debt	(3,701)	—	—	3,701	—
Net cash used in financing activities	(16,447)	(3,526)	(2,414)	(50,373)	(72,760)
Effect of exchange rate change on cash	—	—	2,731	—	2,731
Increase (decrease) in cash and cash equivalents	221	51,834	(39,653)	—	12,402
Cash and cash equivalents, beginning of year	51,417	155,943	99,637	—	306,997
Cash and cash equivalents, end of year	$51,638	$207,777	$59,984	$—	$319,399

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (Continued)
Following is the condensed consolidating statement of cash flows for the year ended December 31, 2016 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$51,033	$125,591	$83,000	$—	$259,624
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(194,184)	(25,200)	—	(219,384)
Proceeds from sale and disposal of fixed assets	—	12,926	7,891	—	20,817
Proceeds on sale of business, net of transactional costs	—	18,885	28,249	—	47,134
Acquisitions, net of cash acquired	—	(196,915)	(10,000)	—	(206,915)
Additions to intangible assets including costs to obtain or renew permits	—	(1,749)	(1,082)	—	(2,831)
Purchases of available-for-sale securities	(102)	—	(496)	—	(598)
Intercompany	—	(23,182)	—	23,182	—
Intercompany debt	—	63,118	(21,000)	(42,118)	—
Investment in subsidiaries	(257,125)	—	—	257,125	—
Net cash used in investing activities	(257,227)	(321,101)	(21,638)	238,189	(361,777)
Cash flows from (used in) financing activities:
Change in uncashed checks	—	(3,651)	474	—	(3,177)
Proceeds from exercise of stock options	627	—	—	—	627
Tax payments related to withholdings on vested restricted stock	(2,819)	—	—	—	(2,819)
Deferred financing costs paid	(4,031)	—	—	—	(4,031)
Repurchases of common stock	(22,188)	—	—	—	(22,188)
Excess tax benefit of stock-based compensation	1,198	—	—	—	1,198
Issuance of senior unsecured notes, including premium	250,625	250,625	—	(250,625)	250,625
Intercompany	23,182	—	6,500	(29,682)	—
Intercompany debt	—	21,000	(63,118)	42,118	—
Net cash from (used in) financing activities	246,594	267,974	(56,144)	(238,189)	220,235
Effect of exchange rate change on cash	—	—	4,207	—	4,207
Increase in cash and cash equivalents	40,400	72,464	9,425	—	122,289
Cash and cash equivalents, beginning of year	11,017	83,479	90,212	—	184,708
Cash and cash equivalents, end of year	$51,417	$155,943	$99,637	$—	$306,997

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2018
Revenues	$749,778	$849,140	$843,181	$858,204
Cost of revenues (1)	546,425	583,584	580,685	594,857
Income from operations	10,991	64,353	65,745	41,485
Other (expense) income, net	(299)	846	(996)	(4,061)
Net (loss) income (2)	(12,631)	30,747	31,089	16,431
Basic (loss) earnings per share (3)	(0.22)	0.55	0.55	0.29
Diluted (loss) earnings per share (3)	(0.22)	0.54	0.55	0.29

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
2017
Revenues	$688,941	$752,788	$755,846	$747,403
Cost of revenues (1)	496,585	519,803	519,595	526,690
Income from operations	5,433	46,744	47,663	27,935
Other expense, net	(1,549)	(833)	(432)	(3,305)
Net (loss) income (2)	(21,393)	25,880	12,058	84,194
Basic (loss) earnings per share (3)	(0.37)	0.45	0.21	1.48
Diluted (loss) earnings per share (3)	(0.37)	0.45	0.21	1.48
______________________________________

(1)	Items shown separately on the statements of operations consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

(2)
The second quarter of 2017 net income includes a $31.7 million pre-tax gain on the sale of a non-core line of business within the Company's Environmental Services segment and a $6.0 million loss on early extinguishment of debt. The third quarter of 2018 and 2017 net income had a $2.5 million and $1.9 million loss on early extinguishment of debt, respectively. As a result of the Tax Act, the fourth quarter of 2017 net income includes a $93.0 million tax benefit related to a reduction of the Company's net deferred tax liability.

(3)
(Loss) earnings per share are computed independently for each of the quarters presented. Accordingly, the quarterly basic and diluted (loss) earnings per share may not equal the total computed for the year.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2018
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves(a)	Balance End of Period
2016	$15,194	$6,907	$7,055	$15,046
2017	$15,046	$7,901	$6,774	$16,173
2018	$16,173	$15,817	$5,622	$26,368
________________________________________

(a)	Amounts deemed uncollectible, net of recoveries.

Revenue Allowance(b)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2016	$16,232	$24,252	$26,281	$14,203
2017	$14,203	$24,862	$27,439	$11,626
2018	$11,626	$41,338	$35,017	$17,947
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

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions Charged to Income Tax Expense	Other Changes to Reserves	Balance End of Period
2016	$30,916	$22,564	$1,709	$55,189
2017	$55,189	$9,052	$4,114	$68,355
2018	$68,355	$10,466	$474	$79,295

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2018. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria in the Internal Control—Integrated Framework (2013).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, which is included below in this Item 9A of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Clean Harbors, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2019

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III

        Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2019 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 30, 2019.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2019 annual meeting of shareholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2019 annual meeting of shareholders, the following table includes information as of December 31, 2018 regarding shares of common stock authorized for issuance under the Company's equity compensation plan. The Company's shareholders previously approved the plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))(c)
Equity compensation plan approved by security holders(1)	—	$—	4,059,988
___________________________________________

(1)
Includes the Company's 2010 Stock Incentive Plan (the "2010 Plan") under which there were on December 31, 2018 no outstanding options but 4,059,988 shares were available for grant of future options, stock appreciation rights, restricted stock awards, restricted stock units and certain other forms of equity incentives. See Note 17, "Stock-Based Compensation," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

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
ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman, President and Chief Executive Officer	February 27, 2019
Alan S. McKim

/s/ MICHAEL L. BATTLES	Executive Vice President and Chief Financial Officer	February 27, 2019
Michael L. Battles

/s/ ERIC J. DUGAS	Senior Vice President, Finance and Chief Accounting Officer	February 27, 2019
Eric J. Dugas

*	Director	February 27, 2019
Gene Banucci

*	Director	February 27, 2019
Edward G. Galante

*	Director	February 27, 2019
Rod Marlin

*	Director	February 27, 2019
John T. Preston

*	Director	February 27, 2019
Andrea Robertson

*	Director	February 27, 2019
Thomas J. Shields

*	Director	February 27, 2019
Lauren C. States

*	Director	February 27, 2019
John R. Welch

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors	(8)
3.4D	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
4.34	Fifth Amended and Restated Credit Agreement dated as of November 1, 2016 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(10)
4.34B	Amended and Restated Security Agreement (Canadian Domiciled Loan Parties) dated as of November 1, 2016 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(10)
4.34C	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of November 1, 2016 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(10)
4.34D	Amended and Restated Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(10)
4.34E	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(10)
4.34F	First Amendment to Credit Agreement, dated as of June 30, 2017, by and among Clean Harbors, Inc., Clean Harbors Industrial Services Canada, Inc., the other Loan Parties party thereto, certain of the Lenders party thereto, which constitute the “Required Lenders”, and Bank of America, N.A., as Administrative Agent	(11)
4.34G	Second Amended and Restated Security Agreement (U.S. Domiciled Loan Parties) dated as of June 30, 2017, among Clean Harbors, Inc., as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(11)
4.34H	Second Amendment to Credit Agreement, dated as of July 19, 2018, by and among Clean Harbors, Inc., Clean Harbors Industrial Services Canada, the Other Loan Parties party thereto, certain of the Lenders party thereto which constitute the “Required Lenders,” and Bank of America, N.A., as Agent.	(12)
4.42	Indenture dated as of December 7, 2012, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(13)
4.43	Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(11)

Item No.	Description	Location
4.43A	Security Agreement dated as of June 20, 2017, among Clean Harbors, Inc. and its subsidiaries listed on Annex A thereto or that become a party thereto as the Grantors, and Goldman Sachs Lending Partners LLC, as the Agent	(11)
4.43B	First Amendment to Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto.	(14)
4.43C	Incremental Facility Amendment dated July 19, 2018, to Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(12)
4.44	Intercreditor Agreement dated as of June 30, 2017, among Clean Harbors, Inc., and the subsidiaries of Clean Harbors, Inc. listed on the signature pages thereto (together with any subsidiary that becomes a party thereto after the date thereof), Bank of America, N.A., as the Initial ABL Agent, and Goldman Sachs Lending Partners LLC, as agent under the Term Loan Agreement	(11)
10.43*	Key Employee Retention Plan	(15)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(16)
10.52C*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated effective January 1, 2017]	(17)
10.54*	Clean Harbors, Inc. 2010 Stock Incentive Plan [as amended on May 10, 2010]	(18)
10.54A*	Revised form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2010 Stock Incentive Plan]	(16)
10.54B*	Revised form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(16)
10.54C*	Revised form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2010 Stock Incentive Plan]	(16)
10.54D*	Amendment to Section 8 and 10(i) of the Company’s 2010 Stock Incentive Plan	(19)
10.55*	Clean Harbors, Inc. 2014 CEO Annual Incentive Plan	(20)
10.55A*	Amendment to Section 6(m) of Clean Harbors, Inc. 2014 Annual CEO Incentive Plan	(21)
10.55B*	Clean Harbors, Inc. Amendment to Section 6(m) of 2014 Annual CEO Incentive Plan	(22)
10.56*	Mike Battles accepted offer letter effective as of January 6, 2016	(23)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO Michael L. Battles	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(24)
_______________________________________________

*	A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(a)(3) of Form 10-K.

(1)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on February 28, 2002.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2001.

(3)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2002.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on September 25, 2002.

(5)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2003.

(6)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on October 31, 2012.

(7)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.

(8)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.

(9)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 22, 2014.

(10)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on November 2, 2016.

(11)	Incorporated by reference to the similarly numbered exhibit to the Company’s 8-K Report filed on June 30, 2017.

(12)	Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 20, 2018.

(13)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on December 10, 2012.

(14)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report filed on April 17, 2018.

(15)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

(16)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.

(17)	Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2017 annual meeting of shareholders filed on April 26, 2017.

(18)	Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report filed on May 14, 2010.

(19)	Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its annual meeting of shareholders filed on March 22, 2013.

(20)	Incorporated by reference to Appendix A to the Company's definitive proxy statement for its 2013 annual meeting of shareholders filed on March 22, 2013.

(21)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2017 annual meeting of shareholders filed on April 26, 2017.

(22)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2017 annual meeting of shareholders filed on April 26, 2017.

(23)	Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 11, 2016.

(24)
These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.