Form 10-Q
period 2019-03-31
CLEAN HARBORS INC
filed 2019-05-01
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	55,870,615
(Class)	(Outstanding as of April 26, 2019)

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$167,371	$226,507
Short-term marketable securities	57,477	52,856
Accounts receivable, net of allowances aggregating $37,409 and $44,315, respectively	613,507	606,952
Unbilled accounts receivable	42,513	54,794
Deferred costs	20,515	18,770
Inventories and supplies	200,814	199,479
Prepaid expenses and other current assets	45,925	42,800
Total current assets	1,148,122	1,202,158
Property, plant and equipment, net	1,588,613	1,561,978
Other assets:
Operating lease right-of-use assets	170,550	—
Goodwill	517,910	514,189
Permits and other intangibles, net	438,958	441,875
Other	17,901	18,121
Total other assets	1,145,319	974,185
Total assets	$3,882,054	$3,738,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$7,535
Accounts payable	242,260	276,461
Deferred revenue	67,557	61,843
Accrued expenses	208,386	233,405
Current portion of closure, post-closure and remedial liabilities	27,914	23,034
Current portion of operating lease liabilities	43,858	—
Total current liabilities	597,510	602,278
Other liabilities:
Closure and post-closure liabilities, less current portion of $12,337 and $9,592, respectively	62,084	60,339
Remedial liabilities, less current portion of $15,577 and $13,442, respectively	103,384	107,575
Long-term obligations, less current portion	1,564,005	1,565,021
Operating lease liabilities, less current portion	128,689	—
Deferred taxes, unrecognized tax benefits and other long-term liabilities	254,417	233,352
Total other liabilities	2,112,579	1,966,287
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 55,827,714 and 55,847,261 shares, respectively	558	558
Additional paid-in capital	652,624	655,415
Accumulated other comprehensive loss	(219,347)	(223,371)
Accumulated earnings	738,130	737,154
Total stockholders’ equity	1,171,965	1,169,756
Total liabilities and stockholders’ equity	$3,882,054	$3,738,321
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Service revenues	$656,658	$619,719
Product revenues	124,181	130,059
Total revenues	780,839	749,778
Cost of revenues: (exclusive of items shown separately below)
Service revenues	463,483	447,649
Product revenues	100,881	98,776
Total cost of revenues	564,364	546,425
Selling, general and administrative expenses	114,812	115,088
Accretion of environmental liabilities	2,574	2,430
Depreciation and amortization	75,355	74,844
Income from operations	23,734	10,991
Other income (expense), net	2,983	(299)
Interest expense, net of interest income of $926 and $764, respectively	(19,764)	(20,270)
Income (loss) before provision for income taxes	6,953	(9,578)
Provision for income taxes	5,977	3,053
Net income (loss)	$976	$(12,631)
Earnings (loss) per share:
Basic	$0.02	$(0.22)
Diluted	$0.02	$(0.22)
Shares used to compute earnings (loss) per share - Basic	55,848	56,457
Shares used to compute earnings (loss) per share - Diluted	56,082	56,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$976	$(12,631)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities (net of tax of $31 and $80, respectively)	143	(195)
Unrealized loss on interest rate hedge	(5,017)	—
Reclassification adjustment for losses on interest rate hedge included in net income (loss) (net of taxes of $0 and $0, respectively)	358	—
Foreign currency translation adjustments	8,540	(16,551)
Other comprehensive income (loss)	4,024	(16,746)
Comprehensive income (loss)	$5,000	$(29,377)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$976	$(12,631)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	75,355	74,844
Allowance for doubtful accounts	(3,425)	2,303
Amortization of deferred financing costs and debt discount	1,000	916
Accretion of environmental liabilities	2,574	2,430
Changes in environmental liability estimates	(774)	(562)
Deferred income taxes	—	(5)
Other (income) expense, net	(2,983)	299
Stock-based compensation	5,809	3,077
Environmental expenditures	(3,264)	(2,425)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	12,086	(14,769)
Inventories and supplies	(832)	(5,625)
Other current and non-current assets	(11,738)	(2,923)
Accounts payable	(27,956)	9,714
Other current and long-term liabilities	(17,088)	(2,740)
Net cash from operating activities	29,740	51,903
Cash flows used in investing activities:
Additions to property, plant and equipment	(58,947)	(44,242)
Proceeds from sale and disposal of fixed assets	4,321	798
Acquisitions, net of cash acquired	(14,870)	(120,000)
Additions to intangible assets including costs to obtain or renew permits	(1,132)	(1,245)
Proceeds from sale of available-for-sale securities	8,600	3,264
Purchases of available-for-sale securities	(12,941)	(3,003)
Net cash used in investing activities	(74,969)	(164,428)
Cash flows used in financing activities:
Change in uncashed checks	(4,769)	(3,843)
Tax payments related to withholdings on vested restricted stock	(2,276)	(548)
Repurchases of common stock	(6,324)	(14,264)
Payments on finance lease	(115)	—
Principal payments on debt	(1,884)	(1,000)
Net cash used in financing activities	(15,368)	(19,655)
Effect of exchange rate change on cash	1,461	(867)
Decrease in cash and cash equivalents	(59,136)	(133,047)
Cash and cash equivalents, beginning of period	226,507	319,399
Cash and cash equivalents, end of period	$167,371	$186,352
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$8,712	$14,676
Income taxes paid	967	1,999
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13,554	—
Operating cash flows from finance lease	321	—
Financing cash flows from finance lease	115	—
Non-cash investing activities:
Property, plant and equipment accrued	13,002	17,911
ROU assets obtained in exchange for new operating lease liabilities	(3,896)	—
ROU asset obtained in exchange for new finance lease liability	23,027	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Three Month Period Ended March 31, 2019
	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	55,847	$558	$655,415	$(223,371)	$737,154	$1,169,756
Net income	—	—	—	—	976	976
Other comprehensive income	—	—	—	4,024	—	4,024
Stock-based compensation	—	—	5,809	—	—	5,809
Issuance of restricted shares, net of shares remitted and tax withholdings	78	1	(2,277)	—	—	(2,276)
Repurchases of common stock	(97)	(1)	(6,323)	—	—	(6,324)
Balance at March 31, 2019	55,828	$558	$652,624	$(219,347)	$738,130	$1,171,965

	Three Month Period Ended March 31, 2018
	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2018	56,501	$565	$686,962	$(172,407)	$673,082	$1,188,202
Cumulative effect of change in accounting principle	—	—	—	—	(1,564)	(1,564)
Net loss	—	—	—	—	(12,631)	(12,631)
Other comprehensive loss	—	—	—	(16,746)	—	(16,746)
Stock-based compensation	—	—	3,077	—	—	3,077
Issuance of restricted shares, net of shares remitted and tax withholdings	24	—	(548)	—	—	(548)
Repurchases of common stock	(280)	(3)	(14,261)	—	—	(14,264)
Balance at March 31, 2018	56,245	$562	$675,230	$(189,153)	$658,887	$1,145,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes, actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," and Note 3, "Revenues," in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in these policies or their application except for the changes described below.
Recent Accounting Pronouncements
Standards implemented
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). The amendment increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective method of adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting methodology pursuant to ASC 840, Leases. As permitted under the transition guidance, the Company elected to apply the package of three practical expedients for all existing leases which, among other things, allowed us to maintain the lease classification for all existing leases at the adoption date. The adoption of Topic 842 resulted in the recognition of right-of-use (“ROU”) assets of $185.5 million and total current and noncurrent lease liabilities of $188.5 million at adoption. Additionally, Topic 842 required new and expanded disclosures to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The standard did not have a material impact on the consolidated statements of operations or cash flows.
Leases
The Company’s leases predominately relate to real estate and equipment such as vehicles and industrial equipment utilized in operations as well as rail cars utilized in connection with the Company’s transportation needs. Contracts are reviewed at inception to determine if the arrangement is a lease and, if so, whether it is an operating or finance lease. For all of its leases, the Company has elected not to separate lease and nonlease components, such as common area maintenance.
The Company generally enters into real estate leases with five to ten-year terms and non-real estate leases with two to seven-year terms. In the normal course of business, the Company also enters into short-term leases having terms of less than one-year. These leases are generally equipment leases entered into for short periods of time (e.g. daily, weekly or monthly), and done so to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed or seasonality factors. The Company has elected not to recognize ROU assets and lease liabilities for these short-term leases. Expense for all such short-term leases is disclosed as short-term lease cost as shown in Note 17, "Leases."
Operating and finance leases with terms exceeding one year are recognized as ROU assets and lease liabilities and measured based on the present value of the future lease payments over the lease term at commencement date. When applicable, the ROU asset includes any lease payments made at or before the commencement date and initial direct costs incurred and is reduced by lease incentives received under the lease agreement, if any.
Certain of the Company's real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in its determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred.  The variable lease cost will also include the Company’s portion of property tax, utilities and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. The Company uses its incremental borrowing rate on collateralized debt based on the information available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable.
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
Disaggregation of Revenue
The following table presents the Company’s third-party revenues disaggregated by revenue source (in thousands):

	For the Three Months Ended March 31, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$388,169	$286,574	$594	$675,337
Canada	85,529	19,973	—	105,502
Total third-party revenues	$473,698	$306,547	$594	$780,839

Sources of Revenue (1)
Technical Services	$251,919	$—	$—	$251,919
Field and Emergency Response Services	71,626	—	—	71,626
Industrial Services	116,098	—	—	116,098
Oil, Gas and Lodging Services and Other	34,055	—	594	34,649
Safety-Kleen Environmental Services	—	207,083	—	207,083
Safety-Kleen Oil (2)	—	99,464	—	99,464
Total third-party revenues	$473,698	$306,547	$594	$780,839

	For the Three Months Ended March 31, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$343,972	$287,642	$145	$631,759
Canada	95,716	22,276	27	118,019
Total third-party revenues	$439,688	$309,918	$172	$749,778

Sources of Revenue (1)
Technical Services	$236,306	$—	$—	$236,306
Field and Emergency Response Services	69,935	—	—	69,935
Industrial Services	103,763	—	—	103,763
Oil, Gas and Lodging Services and Other	29,684	—	172	29,856
Safety-Kleen Environmental Services	—	194,161	—	194,161
Safety-Kleen Oil (2)	—	115,757	—	115,757
Total third-party revenues	$439,688	$309,918	$172	$749,778
______________________

(1)
All revenue except oil and oil product sales within Safety-Kleen Oil and product sales within Safety-Kleen Environmental Services, which include various automotive related fluids, shop supplies and direct blended oil sales, are recognized over time. Safety-Kleen Oil and Safety-Kleen Environmental Services product sales are recognized at a point in time.

(2)	Safety-Kleen Oil was formerly known as Kleen Performance Products.
Technical Services. Technical Services revenues are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration or when the waste is shipped to a third party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on their relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues from waste that is not yet completely processed and disposed and the related costs are deferred. The revenue is recognized and the deferred costs are expensed when the related services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Field and Emergency Response Services. Field Services revenues are generated from cleanup services at customer sites, including municipalities and utilities, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental emergencies include any scale from man-made disasters such as oil spills, to natural disasters such as hurricanes. These services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, days or even months for larger scale projects.
Industrial Services. Industrial Services revenues are generated from industrial and specialty services provided to refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, decoking and pigging, chemical cleaning, high and ultra-high pressure water cleaning, pipeline inspection and coating services, large tank and surface impoundment cleaning, oilfield transport, daylighting, production services and directional boring services supporting drilling, completions and production programs. These services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
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
Safety-Kleen Environmental Services. Safety-Kleen Environmental Services revenues are generated from providing parts washer services, containerized waste handling and disposal services, oil collection services, direct sales of blended oil products and other complementary services and product sales through a network of branch locations. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Other products and services include vacuum services, sale of complementary supply products including automotive fluids and shop supplies and other environmental services. Revenues from parts washer services include fees charged to customers for their use of parts washer equipment, to clean and maintain parts washer equipment and to remove and replace used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control whereby control transfers when the products are delivered to the customer.
Safety-Kleen Oil. Safety-Kleen Oil revenues are generated from sales of high-quality base and blended lubricating oils to third-party distributors, government agencies, fleets, railroads and industrial customers. The business also sells recycled fuel oil to asphalt plants, industrial plants, blenders, pulp and paper companies, vacuum gas oil producers and marine diesel oil producers. Revenue for oil products is recognized at a point in time, upon the transfer of control. Control transfers when the products are delivered to the customer.
Contract Balances

	March 31, 2019	December 31, 2018
Receivables	$613,507	$606,952
Contract assets (unbilled receivables)	42,513	54,794
Contract liabilities (deferred revenue)	67,557	61,843

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets. Contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. As part of the acquisition of the Veolia Business (as defined in Note 4, "Business Combinations") on February 23, 2018, the Company acquired receivables and contract assets of $21.5 million and $18.1 million, respectively. Changes in the contract asset and liability balances during the three-month periods ended March 31, 2019 and December 31, 2018 were not materially impacted by any other factors. The contract liability balances at the beginning of each period presented were fully recognized in the subsequent three-month period.

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
Contract Costs
Contract costs include direct and incremental costs to obtain or fulfill a contract. The Company’s contract costs that are subject to capitalization are comprised of costs associated with parts washer services and costs associated with the treatment and disposal of waste. Parts washer costs include costs of solvent, commissions paid relating to revenue generated from parts washer services and transportation costs associated with transferring the product picked up from the services as it is returned to the Company’s facilities or a third-party site. Costs related to the treatment of waste include costs for waste receiving, drum movement and storage, waste consolidation and transportation between facilities. Deferred costs associated with parts washer services are amortized ratably over the average service interval, which ranges between seven and 14 weeks. Deferred costs related to treatment and disposal of waste are recognized when the corresponding waste is disposed of and are included in deferred costs within total current assets in the Company’s Consolidated Balance Sheets. The deferred contract cost balances at the beginning of each period presented were fully recognized in cost of revenue in the subsequent three-month period.
(4) BUSINESS COMBINATIONS
2019 Acquisition
On March 1, 2019, the Company acquired certain assets of a privately-owned company for $10.4 million. The acquired assets complement the Safety-Kleen segment's core service offerings, such as used motor oil collection, parts washers, oil filter recycling and vacuum services. In connection with this acquisition, a preliminary goodwill amount of $6.8 million was recognized.

2018 Acquisitions

On August 31, 2018, the Company acquired a privately-owned company which expands the environmental services and waste oil capabilities of the Company for a $27.3 million purchase price, net of cash. The acquired company is included in the Safety-Kleen and Environmental Services segments. In connection with this acquisition, a preliminary goodwill amount of $12.4 million was recognized. The results of operations of this acquired business were not material in 2019.
On February 23, 2018, the Company completed the acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business"). The acquisition provides significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business. The Company acquired the Veolia Business for a purchase price of $124.5 million. The amount of pre-tax income for the three months ended March 31, 2018 was immaterial. During the three months ended March 31, 2019, the Veolia Business was fully integrated into the Environmental Services segment, and therefore it is impracticable to measure earnings attributable to the Veolia Business for that period.

The Company finalized purchase accounting for the Veolia Business in the first quarter of 2019. The components and allocation of the purchase price for the Veolia Business consist of the following amounts (in thousands):

Final Allocation
Accounts receivable, including unbilled receivables	$39,558
Inventories and supplies	1,126
Prepaid expenses and other current assets	828
Property, plant and equipment	72,243
Permits and other intangibles	5,140
Current liabilities	(18,372)
Closure and post-closure liabilities	(354)
Total identifiable net assets	100,169
Goodwill	24,331
Total purchase price	$124,500

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

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Oil and oil products	$67,888	$70,823
Supplies and drums	108,976	104,609
Solvent and solutions	10,500	10,657
Other	13,450	13,390
Total inventories and supplies	$200,814	$199,479
Supplies and drums consist primarily of drums and containers used in providing the Company's products and services as well as critical spare parts to support the Company's incinerator and re-refinery operations. Other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$129,684	$123,734
Asset retirement costs (non-landfill)	15,258	15,148
Landfill assets	160,093	154,918
Buildings and improvements (1)	465,707	440,188
Camp equipment	156,031	152,998
Vehicles	753,490	721,735
Equipment	1,711,470	1,697,490
Furniture and fixtures	5,476	5,453
Construction in progress	27,028	20,931
	3,424,237	3,332,595
Less - accumulated depreciation and amortization	1,835,624	1,770,617
Total property, plant and equipment, net	$1,588,613	$1,561,978
______________________
(1) Inclusive of finance lease.
Interest in the amount of $0.1 million and $0.3 million was capitalized to property, plant and equipment during the three months ended March 31, 2019 and March 31, 2018, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $65.9 million and $65.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2019 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2019	$207,019	$307,170	$514,189
Increase from current period acquisitions	—	6,825	6,825
Measurement period adjustments from prior period acquisitions	(2,571)	(1,422)	(3,993)
Foreign currency translation	412	477	889
Balance at March 31, 2019	$204,860	$313,050	$517,910
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value.

As of March 31, 2019 and December 31, 2018, the Company's total intangible assets consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$180,463	$81,135	$99,328	$177,583	$79,358	$98,225
Customer and supplier relationships	397,949	187,195	210,754	393,487	179,824	213,663
Other intangible assets	37,616	31,363	6,253	37,262	29,743	7,519
Total amortizable permits and other intangible assets	616,028	299,693	316,335	608,332	288,925	319,407
Trademarks and trade names	122,623	—	122,623	122,468	—	122,468
Total permits and other intangible assets	$738,651	$299,693	$438,958	$730,800	$288,925	$441,875
Amortization expense of permits and other intangible assets was $9.5 million and $9.2 million in the three months ended March 31, 2019 and March 31, 2018, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2019 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2019 (nine months)	$24,947
2020	31,289
2021	28,020
2022	27,849
2023	23,862
Thereafter	180,368
$316,335

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Insurance	$64,298	$70,217
Interest	14,783	3,930
Accrued compensation and benefits	46,757	77,881
Income, real estate, sales and other taxes	30,289	25,670
Other	52,259	55,707
	$208,386	$233,405

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2019 through March 31, 2019 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2019	$37,809	$32,122	$69,931
Liabilities assumed in acquisition	—	98	98
New asset retirement obligations	719	—	719
Accretion	742	689	1,431
Changes in estimates recorded to statement of operations	—	40	40
Changes in estimates recorded to balance sheet	2,798	—	2,798
Expenditures	(163)	(629)	(792)
Currency translation and other	50	146	196
Balance at March 31, 2019	$41,955	$32,466	$74,421
All the landfill facilities included in the above were active as of March 31, 2019. There were no significant charges (benefits) in 2019 resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first three months of 2019 were discounted at the credit-adjusted risk-free rate of 6.02%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities for the three months ended March 31, 2019 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2019	$1,838	$65,315	$53,864	$121,017
Accretion	22	675	446	1,143
Changes in estimates recorded to statement of operations	23	172	(1,009)	(814)
Expenditures	(15)	(1,154)	(1,303)	(2,472)
Currency translation and other	—	10	77	87
Balance at March 31, 2019	$1,868	$65,018	$52,075	$118,961
In the three months ended March 31, 2019, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Obligations:	March 31, 2019	December 31, 2018
Senior secured Term Loan Agreement ("Term Loan Agreement")	$7,535	$7,535

Long-Term Obligations:
Senior secured Term Loan Agreement due June 30, 2024	$732,813	$734,697
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations, at par	$1,577,813	$1,579,697
Unamortized debt issuance costs and premium, net	(13,808)	(14,676)
Long-term obligations, at carrying value	$1,564,005	$1,565,021

Financing Activities
At March 31, 2019 and December 31, 2018, the fair value of the Term Loan Agreement debt was $738.5 million and $707.0 million, respectively, based on quoted market prices or other available market data. At March 31, 2019 and December 31, 2018, the fair value of the Company's 2021 Notes was $846.1 million and $845.0 million, respectively, based on quoted market prices for the instrument. The fair values of the Company's currently outstanding term loans under the Term Loan Agreement (the "Term Loans") and 2021 Notes are considered Level 2 measures according to the fair value hierarchy.
The Company also maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balance as of March 31, 2019 and December 31, 2018. At March 31, 2019, approximately $209.1 million was available to borrow and outstanding letters of credit were $153.3 million. At December 31, 2018, $235.4 million was available to borrow and outstanding letters of credit were $130.1 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements. Although the interest rate on all $740.3 million aggregate principal amount of Term Loans which were outstanding on March 31, 2019 is variable under the Term Loan Agreement, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average rate of approximately 2.92%. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of Term Loans is therefore approximately 4.67%.
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
As of March 31, 2019 and December 31, 2018, the Company has recorded a derivative liability with a fair value of $13.4 million and $8.8 million, respectively, within accrued expenses in connection with these cash flow hedges.
The fair value of the interest rate swaps included in the Level 2 tier of the fair value hierarchy is calculated using discounted cash flow valuation methodologies based upon the one-month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
(12) INCOME TAXES
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

The Company’s effective tax rate for the three months ended March 31, 2019 was 86.0% compared to (31.9)% for the same period in 2018. The variations in the effective income tax rates for the three months ended March 31, 2019 and March 31, 2018, as compared to more customary relationships between pre-tax income and the provision for income taxes, were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities during these periods.
As of March 31, 2019 and December 31, 2018, the Company had recorded $3.2 million of liabilities for unrecognized tax benefits and $0.8 million of interest.
During the first quarter of 2019 the Company was notified by the Internal Revenue Service (“IRS”) of their intent to examine tax years 2014-2016.  The Company does not believe the examination will result in material liabilities.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by $0.6 million within the next 12 months.

(13) EARNINGS (LOSS) PER SHARE
The following are computations of basic and diluted earnings (loss) per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$976	$(12,631)

Denominator:
Basic shares outstanding	55,848	56,457
Dilutive effect of stock-based compensation awards	234	—
Dilutive shares outstanding	56,082	56,457

Basic income (loss) per share:	$0.02	$(0.22)

Diluted income (loss) per share:	$0.02	$(0.22)
For the three months ended March 31, 2019, the dilutive effect of all then outstanding restricted stock and performance awards is included in the earnings per share calculation above except for 78,271 of performance stock awards for which the performance criteria were not attained at that time and 27,357 of restricted stock awards which were antidilutive.
As a result of the net loss reported for the three months ended March 31, 2018, all then outstanding restricted stock awards and performance awards totaling 896,180 were excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the three months ended March 31, 2019 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Losses (Gains) on Available-For-Sale Securities	Unrealized Losses on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2019	$(212,925)	$(69)	$(8,773)	$(1,604)	$(223,371)
Other comprehensive income (loss) before tax effects	8,540	174	(5,017)	—	3,697
Tax impact related to items in other comprehensive income (loss)	—	(31)	—	—	(31)
Amounts reclassified out of accumulated other comprehensive loss	—	—	358	—	358
Other comprehensive income (loss)	8,540	143	(4,659)	—	4,024
Balance at March 31, 2019	$(204,385)	$74	$(13,432)	$(1,604)	$(219,347)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three months ended March 31, 2019 were as follows (in thousands):

	For the Three Months Ended March 31, 2019
Other Comprehensive Income (Loss) Components		Location
Unrealized loss on interest rate hedge	$(358)	Interest expense, net of interest income
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2018.
(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2019 and March 31, 2018 was $5.8 million and $3.1 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $1.1 million and $0.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
Restricted Stock Awards
The following information relates to restricted stock awards that have been granted to employees and directors under the Company's equity incentive plan adopted in 2010 (the "2010 Plan"). The restricted stock awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a three-to-five-year period or service as a director until the following annual meeting of shareholders. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over its vesting period.

The following table summarizes information about restricted stock awards for the three months ended March 31, 2019:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2019	657,240	$54.65
Granted	42,300	61.18
Vested	(61,391)	52.83
Forfeited	(21,870)	54.39
Balance at March 31, 2019	616,279	54.51

As of March 31, 2019, there was $23.1 million of total unrecognized compensation cost arising from restricted stock awards under the Company's 2010 Plan. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted stock vested during the three months ended March 31, 2019 and March 31, 2018 was $3.2 million and $1.3 million, respectively.

Performance Stock Awards

The following information relates to performance stock awards that have been granted to employees under the Company's 2010 Plan. Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving such targets typically based on revenue, Adjusted EBITDA margin, Adjusted Free Cash Flow and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions. The fair value of each performance stock award is based on the closing price of the Company's common stock on the date of grant and is amortized to expense over the service period if achievement of performance measures is considered probable.

The following table summarizes information about performance stock awards for the three months ended March 31, 2019:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2019	213,490	$55.71
Granted	—	—
Vested	(51,996)	55.77
Forfeited	(14,120)	55.69
Balance at March 31, 2019	147,374	55.69

As of March 31, 2019, there was $4.6 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's 2010 Plan. The total fair value of performance awards vested during the three months ended March 31, 2019 and March 31, 2018 was $2.9 million and $0.5 million, respectively.
Common Stock Repurchases
The Company's board of directors has authorized the repurchase of up to $600 million of the Company's common stock. During the three months ended March 31, 2019 and March 31, 2018, the Company repurchased and retired a total of approximately 0.1 million and 0.3 million shares, respectively, of the Company's common stock for total costs of approximately $6.3 million and $14.3 million, respectively. Through March 31, 2019, the Company has repurchased and retired a total of approximately 5.7 million shares of its common stock for approximately $300.3 million under this program. As of March 31, 2019, an additional $299.7 million remained available for repurchase of shares under this program.
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
At March 31, 2019 and December 31, 2018, the Company had recorded reserves of $23.8 million and $25.4 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At March 31, 2019 and December 31, 2018, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million more. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of March 31, 2019 and December 31, 2018, the $23.8 million and $25.4 million, respectively, of reserves consisted of (i) $17.6 million and $17.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.2 million and $7.5 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2019, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2019, were as follows:
Ville Mercier.    In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued two permits to dump organic liquids into lagoons on the property to a company unrelated to the Mercier Subsidiary. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (CAD) in general damages and $10.0 million (CAD) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are attempting to negotiate a resolution and hearings on the motions have been delayed. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a notice pursuant to Section 115.1 of the Environment Quality Act, superseding notices issued in 1992, which are the subject of the pending litigation. The more recent notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Company has accrued for costs expected to be incurred relative to the resolution of this matter and believes this matter will not have future material effect on its financial position, results of operations or cash flows.
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2019 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 67 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2019, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2019. From January 1, 2019 to March 31, 2019, seven product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability, if any, of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements, if any, with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $100,000 at ten of the 123 third-party sites.
BR Facility. The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the U.S. Environmental Protection Agency ("the EPA")" issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018 the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and has also completed conducting the remedial investigation and feasibility study for Devil's Swamp under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA with issuance of a Record of Decision.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2019 and December 31, 2018, there were 11 and ten proceedings, respectively, for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

(17) LEASES
As of March 31, 2019, the Company’s leases were all operating leases except for a single finance lease related to the Company’s corporate headquarters, which was amended during the first quarter of 2019, resulting in the classification as a finance lease.
The Company’s lease expense was as follows (in thousands):

For the Three Months Ended March 31, 2019
Operating lease cost	$13,362
Finance lease cost
Amortization of ROU asset	245
Interest on lease liability	321
Total finance lease cost	566
Short-term lease cost	19,714
Variable lease cost	1,242
Total lease cost	$34,884
Other information related to leases was as follows (in thousands, except lease term and discount rate):

Supplemental Lease Balance Sheet Information:	March 31, 2019
ROU assets
Operating leases	$170,550
Finance lease (included in property, plant and equipment, net)	22,782
Current portion of lease liabilities
Operating leases	43,858
Finance lease (included in accrued expenses)	413
Long-term portion of lease liabilities
Operating leases	128,689
Finance lease (included in deferred taxes, unrecognized tax benefits and other long-term liabilities)	23,797

Weighted Average Remaining Lease Term (years)	March 31, 2019
Operating leases	5.3
Finance lease	23.3
Weighted Average Discount Rate
Operating leases	5.42%
Finance lease	5.25%

At March 31, 2019, our future lease payments under non-cancelable leases that have lease terms in excess of one year were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Lease
2019 (nine months)	$40,019	$1,307
2020	44,558	1,777
2021	33,147	1,813
2022	26,081	1,849
2023	18,498	1,886
2024	12,525	1,923
Thereafter	26,037	40,636
Total future lease payments	200,865	51,191
Amount representing interest	(28,318)	(26,981)
Total lease liabilities	$172,547	$24,210
At March 31, 2019, none of our executed leases that had not yet commenced will create significant rights or obligations in the future and our sublease transactions are not material. Additionally, the Company does not have any related party leases and there were no restrictions or covenants imposed by its leases.
Disclosures related to periods prior to adoption of Topic 842
The following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 (in thousands):

Year	Total Operating Leases
2019	$56,480
2020	45,467
2021	33,564
2022	24,509
2023	15,253
Thereafter	35,778
Total minimum lease payments	$211,051
During the years ended December 31, 2018, 2017 and 2016, rent expense including short-term rentals was approximately $141.1 million, $125.4 million, and $121.9 million, respectively.
(18) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. The Company's operations are managed in two operating segments: Environmental Services and Safety-Kleen.
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

The following table reconciles third-party revenues to direct revenues for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$473,698	$34,075	$1,249	$509,022	$439,688	$31,965	$794	$472,447
Safety-Kleen	306,547	(34,075)	5	272,477	309,918	(31,965)	11	277,964
Corporate Items	594	—	(1,254)	(660)	172	—	(805)	(633)
Total	$780,839	$—	$—	$780,839	$749,778	$—	$—	$749,778
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA," which consists of net income (loss) plus accretion of environmental liabilities, depreciation and amortization, interest expense, net of interest income, provision for income taxes and other gains or non-cash charges not deemed representative of fundamental segment results and excludes other (income) expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Adjusted EBITDA:
Environmental Services	$89,510	$61,417
Safety-Kleen	54,793	61,884
Corporate Items	(42,640)	(35,036)
Total	101,663	88,265
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,574	2,430
Depreciation and amortization	75,355	74,844
Income from operations	23,734	10,991
Other (income) expense, net	(2,983)	299
Interest expense, net of interest income	19,764	20,270
Income (loss) before provision for income taxes	$6,953	$(9,578)

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2019	December 31, 2018
Property, plant and equipment, net
Environmental Services	$953,960	$951,867
Safety-Kleen	561,041	553,220
Corporate Items	73,612	56,891
Total property, plant and equipment, net	$1,588,613	$1,561,978

Goodwill and Permits and other intangibles, net
Environmental Services
Goodwill	$204,860	$207,019
Permits and other intangibles, net	95,040	93,313
Total Environmental Services	299,900	300,332

Safety-Kleen
Goodwill	$313,050	$307,170
Permits and other intangibles, net	343,918	348,562
Total Safety-Kleen	656,968	655,732

Total	$956,868	$956,064
The following table presents the total assets by reportable segment (in thousands):

	March 31, 2019	December 31, 2018
Environmental Services	$1,724,208	$1,640,706
Safety-Kleen	1,518,723	1,431,381
Corporate Items	639,123	666,234
Total	$3,882,054	$3,738,321
The following table presents the total assets by geographical area (in thousands):

	March 31, 2019	December 31, 2018
United States	$3,212,979	$3,090,311
Canada	669,075	648,010
Total	$3,882,054	$3,738,321
(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The 2021 Notes and the Company's obligations under its Term Loan Agreement are guaranteed by substantially all of the Company’s subsidiaries organized in the United States. Each guarantor is a 100% owned subsidiary of Clean Harbors, Inc. and its guarantee is both full and unconditional and joint and several. The guarantees are, however, subject to customary release provisions under which the guarantee of any domestic restricted subsidiary will be released if the Company sells such subsidiary to an unrelated third party in accordance with the terms of the indentures which govern the 2021 Notes and of the Term Loan Agreement. The 2021 Notes and the Company's obligations under its Term Loan Agreement are not guaranteed by the Company’s subsidiaries organized outside the United States. The following supplemental condensed consolidating financial information for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries, respectively, is presented in conformity with the requirements of Rule 3-10 of SEC Regulation S-X (“Rule 3-10”).

Following is the condensed consolidating balance sheet at March 31, 2019 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$27,431	$75,099	$64,841	$—	$167,371
Short-term marketable securities	121	—	57,356	—	57,477
Intercompany receivables	268,195	701,583	58,138	(1,027,916)	—
Accounts receivable, net	—	526,047	87,460	—	613,507
Other current assets	—	281,802	44,525	(16,560)	309,767
Property, plant and equipment, net	—	1,261,206	327,407	—	1,588,613
Investments in subsidiaries	3,176,613	566,296	—	(3,742,909)	—
Intercompany debt receivable	—	14,900	21,000	(35,900)	—
Operating lease right-of-use assets	—	137,591	32,959	—	170,550
Goodwill	—	459,139	58,771	—	517,910
Permits and other intangibles, net	—	390,838	48,120	—	438,958
Other long-term assets	1,437	13,530	2,903	31	17,901
Total assets	$3,473,797	$4,428,031	$803,480	$(4,823,254)	$3,882,054
Liabilities and Stockholders’ Equity:
Current liabilities	$35,686	$431,891	$146,493	$(16,560)	$597,510
Intercompany payables	702,141	325,025	750	(1,027,916)	—
Closure, post-closure and remedial liabilities, net	—	147,944	17,524	—	165,468
Long-term obligations, net	1,564,005	—	—	—	1,564,005
Operating lease liabilities, less current portion	—	104,374	24,315	—	128,689
Intercompany debt payable	—	21,000	14,900	(35,900)	—
Other long-term liabilities	—	233,979	20,407	31	254,417
Total liabilities	2,301,832	1,264,213	224,389	(1,080,345)	2,710,089
Stockholders’ equity	1,171,965	3,163,818	579,091	(3,742,909)	1,171,965
Total liabilities and stockholders’ equity	$3,473,797	$4,428,031	$803,480	$(4,823,254)	$3,882,054

Following is the condensed consolidating balance sheet at December 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets:
Cash and cash equivalents	$27,308	$101,302	$97,897	$—	$226,507
Short-term marketable securities	67	—	52,789	—	52,856
Intercompany receivables	262,475	721,521	60,693	(1,044,689)	—
Accounts receivable, net	—	520,785	86,167	—	606,952
Other current assets	—	289,869	49,631	(23,657)	315,843
Property, plant and equipment, net	—	1,233,578	328,400	—	1,561,978
Investments in subsidiaries	3,162,704	571,304	—	(3,734,008)	—
Intercompany debt receivable	—	14,669	21,000	(35,669)	—
Goodwill	—	456,307	57,882	—	514,189
Permits and other intangibles, net	—	393,045	48,830	—	441,875
Other long-term assets	1,551	13,545	3,025	—	18,121
Total assets	$3,454,105	$4,315,925	$806,314	$(4,838,023)	$3,738,321
Liabilities and Stockholders’ Equity:
Current liabilities	$20,170	$457,164	$148,601	$(23,657)	$602,278
Intercompany payables	699,158	321,846	23,685	(1,044,689)	—
Closure, post-closure and remedial liabilities, net	—	151,480	16,434	—	167,914
Long-term obligations, net	1,565,021	—	—	—	1,565,021
Intercompany debt payable	—	21,000	14,669	(35,669)	—
Other long-term liabilities	—	212,924	20,428	—	233,352
Total liabilities	2,284,349	1,164,414	223,817	(1,104,015)	2,568,565
Stockholders’ equity	1,169,756	3,151,511	582,497	(3,734,008)	1,169,756
Total liabilities and stockholders’ equity	$3,454,105	$4,315,925	$806,314	$(4,838,023)	$3,738,321

Following is the consolidating statement of operations for the three months ended March 31, 2019 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$529,656	$144,139	$(17,137)	$656,658
Product revenues	—	115,038	12,384	(3,241)	124,181
Total revenues	—	644,694	156,523	(20,378)	780,839
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	356,590	124,030	(17,137)	463,483
Product cost of revenues	—	99,357	4,765	(3,241)	100,881
Total cost of revenues	—	455,947	128,795	(20,378)	564,364
Selling, general and administrative expenses	57	93,526	21,229	—	114,812
Accretion of environmental liabilities	—	2,267	307	—	2,574
Depreciation and amortization	—	57,335	18,020	—	75,355
(Loss) income from operations	(57)	35,619	(11,828)	—	23,734
Other income (expense), net	50	2,962	(29)	—	2,983
Interest (expense) income, net	(20,374)	9	601	—	(19,764)
Equity in earnings of subsidiaries, net of taxes	15,636	(13,336)	—	(2,300)	—
Intercompany interest income (expense)	—	197	(197)	—	—
(Loss) income before (benefit) provision for income taxes	(4,745)	25,451	(11,453)	(2,300)	6,953
(Benefit) provision for income taxes	(5,721)	11,418	280	—	5,977
Net income (loss)	976	14,033	(11,733)	(2,300)	976
Other comprehensive income	4,024	4,024	8,328	(12,352)	4,024
Comprehensive income (loss)	$5,000	$18,057	$(3,405)	$(14,652)	$5,000

Following is the consolidating statement of operations for the three months ended March 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues
Service revenues	$—	$481,483	$152,401	$(14,165)	$619,719
Product revenues	—	121,582	11,450	(2,973)	130,059
Total revenues	—	603,065	163,851	(17,138)	749,778
Cost of revenues (exclusive of items shown separately below)
Service cost of revenues	—	328,180	133,634	(14,165)	447,649
Product cost of revenues	—	95,038	6,711	(2,973)	98,776
Total cost of revenues	—	423,218	140,345	(17,138)	546,425
Selling, general and administrative expenses	35	93,843	21,210	—	115,088
Accretion of environmental liabilities	—	2,176	254	—	2,430
Depreciation and amortization	—	53,704	21,140	—	74,844
(Loss) income from operations	(35)	30,124	(19,098)	—	10,991
Other expense, net	—	(85)	(214)	—	(299)
Interest (expense) income, net	(20,999)	505	224	—	(20,270)
Equity in earnings of subsidiaries, net of taxes	2,514	(20,062)	—	17,548	—
Intercompany interest income (expense)	—	1,361	(1,361)	—	—
(Loss) income before (benefit) provision for income taxes	(18,520)	11,843	(20,449)	17,548	(9,578)
(Benefit) provision for income taxes	(5,889)	9,101	(159)	—	3,053
Net (loss) income	(12,631)	2,742	(20,290)	17,548	(12,631)
Other comprehensive loss	(16,746)	(16,746)	(14,007)	30,753	(16,746)
Comprehensive loss	$(29,377)	$(14,004)	$(34,297)	$48,301	$(29,377)

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2019 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from operating activities	$123	$50,344	$(20,727)	$—	$29,740
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(48,696)	(10,251)	—	(58,947)
Proceeds from sale and disposal of fixed assets	—	3,366	955	—	4,321
Acquisitions, net of cash acquired	—	(14,870)	—	—	(14,870)
Additions to intangible assets including costs to obtain or renew permits	—	(1,294)	162	—	(1,132)
Proceeds from sale of available-for-sale securities	—	—	8,600	—	8,600
Purchases of available-for-sale securities	—	—	(12,941)	—	(12,941)
Intercompany	—	(10,484)	—	10,484	—
Net cash used in investing activities	—	(71,978)	(13,475)	10,484	(74,969)

Cash flows used in financing activities:
Change in uncashed checks	—	(4,454)	(315)	—	(4,769)
Tax payments related to withholdings on vested restricted stock	(2,276)	—	—	—	(2,276)
Repurchases of common stock	(6,324)	—	—	—	(6,324)
Payments on finance lease	—	(115)	—	—	(115)
Principal payment on debt	(1,884)	—	—	—	(1,884)
Intercompany	10,484	—	—	(10,484)	—
Net cash used in financing activities	—	(4,569)	(315)	(10,484)	(15,368)
Effect of exchange rate change on cash	—	—	1,461	—	1,461
Increase (decrease) in cash and cash equivalents	123	(26,203)	(33,056)	—	(59,136)
Cash and cash equivalents, beginning of period	27,308	101,302	97,897	—	226,507
Cash and cash equivalents, end of period	$27,431	$75,099	$64,841	$—	$167,371

Following is the condensed consolidating statement of cash flows for the three months ended March 31, 2018 (in thousands):

	Clean Harbors, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash from (used in) operating activities	$143	$69,536	$(17,776)	$—	$51,903
Cash flows used in investing activities:
Additions to property, plant and equipment	—	(37,319)	(6,923)	—	(44,242)
Proceeds from sale and disposal of fixed assets	—	292	506	—	798
Acquisitions, net of cash acquired	—	(120,000)	—	—	(120,000)
Additions to intangible assets including costs to obtain or renew permits	—	(1,234)	(11)	—	(1,245)
Proceeds from sale of available-for-sale securities	—	—	3,264	—	3,264
Purchases of available-for-sale securities	—	—	(3,003)	—	(3,003)
Intercompany	—	(15,812)	—	15,812	—
Net cash used in investing activities	—	(174,073)	(6,167)	15,812	(164,428)

Cash flows used in financing activities:
Change in uncashed checks	—	(3,578)	(265)	—	(3,843)
Tax payments related to withholdings on vested restricted stock	(548)	—	—	—	(548)
Repurchases of common stock	(14,264)	—	—	—	(14,264)
Principal payment on debt	(1,000)	—	—	—	(1,000)
Intercompany	15,812	—	—	(15,812)	—
Net cash used in financing activities	—	(3,578)	(265)	(15,812)	(19,655)
Effect of exchange rate change on cash	—	—	(867)	—	(867)
Increase (decrease) in cash and cash equivalents	143	(108,115)	(25,075)	—	(133,047)
Cash and cash equivalents, beginning of period	51,638	207,777	59,984	—	319,399
Cash and cash equivalents, end of period	$51,781	$99,662	$34,909	$—	$186,352

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Overview
We are North America’s leading provider of environmental, energy and industrial services. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also the largest re-refiner and recycler of used oil in the world and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to volume and nature of waste streams generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes and average price of waste handled and disposed of through our owned incinerators and landfills, as well as utilization of such incinerators, labor and billable hours and equipment among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, competition and market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major oil spills, natural disasters or other events where immediate and specialized services are required.

•
Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vacuum services, used motor oil collection and sale of base and blended oil products as well as complementary products including automotive related fluids and shop supplies. Key performance indicators tracked by management relative to these services include the number of parts washer services performed and used motor oil and waste volumes collected. Results from these services are primarily driven by the overall number of parts washers placed at customer sites and volumes of waste collected. These factors can be impacted by overall economic conditions in the marketplace, especially in the automotive related area. Safety-Kleen offers high quality base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Relative to these oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven marketplace. The segment's results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils, which historically have correlated with overall crude oil prices. Costs incurred in connection with the collection of used oils and other raw materials associated with the segment’s oil related products can also be volatile. The implementation of our OilPlus® closed loop initiative resulting in the sale of our renewable oil products directly to our end customers will also impact future operating results.
Highlights

Total revenues for the three months ended March 31, 2019 were $780.8 million compared with $749.8 million for the three months ended March 31, 2018. In the three months ended March 31, 2019, our Environmental Services segment increased direct revenues 7.7% from the comparable period in 2018 primarily due to incremental revenues resulting from our acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business") in February 2018 and improved average pricing driven by a more profitable mix of waste streams primarily from chemical and manufacturing customers. We anticipate that trend will continue. In the three months ended March 31, 2019, our Safety-Kleen segment decreased direct revenues 2.0% from the comparable period in 2018 as a result of lower pricing conditions of base and blended oil and weather-related challenges which resulted in a reduction in volume. With improving weather and better base oil pricing, we expect that trend to reverse in the future quarters. The fluctuation of the Canadian dollar negatively impacted our consolidated revenues by $6.6 million in the three months ended March 31, 2019.

We reported income from operations for the three months ended March 31, 2019 of $23.7 million compared with $11.0 million in the three months ended March 31, 2018. We reported net income for the three months ended March 31, 2019 of $1.0 million compared with a net loss of $12.6 million in the three months ended March 31, 2018.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 15.2% to $101.7 million in the three months ended March 31, 2019 from $88.3 million in the three months ended March 31, 2018. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the three months ended March 31, 2019 was $29.7 million, a decrease of $22.2 million from the comparable period in 2018. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $24.9 million in the three months ended March 31, 2019, compared to an inflow of $8.5 million in the comparable period of 2018. The decrease in adjusted free cash flow as compared to the comparable period of 2018 was most directly attributable to higher incentive compensation payments in the first quarter of 2019 and increased capital spending offset by greater levels of operating income. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2019 and March 31, 2018 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change
Direct Revenues(1):
Environmental Services	$509,022	$472,447	$36,575	7.7%
Safety-Kleen	272,477	277,964	(5,487)	(2.0)
Corporate Items	(660)	(633)	(27)	N/M
Total	780,839	749,778	31,061	4.1
Cost of Revenues(2):
Environmental Services	385,107	370,560	14,547	3.9
Safety-Kleen	180,366	177,737	2,629	1.5
Corporate Items	(1,109)	(1,872)	763	N/M
Total	564,364	546,425	17,939	3.3
Selling, General & Administrative Expenses:
Environmental Services	34,405	40,470	(6,065)	(15.0)
Safety-Kleen	37,318	38,343	(1,025)	(2.7)
Corporate Items	43,089	36,275	6,814	18.8
Total	114,812	115,088	(276)	(0.2)
Adjusted EBITDA:
Environmental Services	89,510	61,417	28,093	45.7
Safety-Kleen	54,793	61,884	(7,091)	(11.5)
Corporate Items	(42,640)	(35,036)	(7,604)	(21.7)
Total	$101,663	$88,265	$13,398	15.2%
_____________________
N/M = not meaningful

(1)	Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Environmental Services

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	$ Change	% Change
Direct revenues	$509,022	$472,447	$36,575	7.7%
Environmental Services direct revenues for the three months ended March 31, 2019 increased $36.6 million from the comparable period in 2018. Incremental revenues from the comparable period in 2018 were generated by the Veolia Business, which we acquired on February 23, 2018, as well as increased levels of higher priced waste streams disposed of in our network of facilities. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 76.6% for the three months ended March 31, 2019, compared with 87.3% in the comparable period of 2018. The decrease in utilization rate in the three months ended March 31, 2019 from the comparable period in 2018 was primarily due to a higher number of unplanned down days at our Deer Park facility during the current quarter which was attributable to a fire at a neighboring facility. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $4.7 million.
Safety-Kleen

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	$ Change	% Change
Direct revenues	$272,477	$277,964	$(5,487)	(2.0)%
Safety-Kleen direct revenues for the three months ended March 31, 2019 decreased $5.5 million from the comparable period in 2018. Severe weather conditions in the Midwest, which contributed to lower volumes of our base oil sales, as well as lower pricing conditions accounted for $13.7 million of the decrease in revenue. Parts washer revenue also decreased $1.2 million due to a reduction in service volume from the comparable period in 2018. These reductions were partially offset by incremental revenues of $5.7 million generated through the Safety-Kleen branch network's core service offerings such as handling of containerized waste and vacuum services. Also, direct sales of blended oil increased by $5.3 million from the comparable period in 2018 due to higher volume. This increase was slightly offset by a $1.6 million decrease of bulk blended oil sales through third-party distributors due to lower pricing. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $1.8 million.
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

Environmental Services

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	Change	% Change
Cost of revenues	$385,107	$370,560	$14,547	3.9%
As a % of Direct Revenue	75.7%	78.4%	(2.7)%	(3.4)%
Environmental Services cost of revenues for the three months ended March 31, 2019 increased $14.5 million from the comparable period in 2018 primarily due to increased salary and benefit related costs of $8.8 million and transportation and outside disposal costs of $3.4 million. The increase in cost of revenues from the comparable period in 2018 was commensurate with the mix of waste streams disposed of in our facilities. As a percentage of direct revenues, these costs decreased 3.4% as a result of greater leverage of our fixed costs and higher revenue levels during the three months ended March 31, 2019.
Safety-Kleen

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	Change	% Change
Cost of revenues	$180,366	$177,737	$2,629	1.5%
As a % of Direct Revenue	66.2%	63.9%	2.3%	3.6%
Safety-Kleen cost of revenues for the three months ended March 31, 2019 increased $2.6 million from the comparable period in 2018 primarily due to increased raw material costs of $4.8 million partially offset by decreased transportation costs of $1.4 million due to cost saving initiatives. Cost as a percentage of direct revenue increased over the comparable period of 2018 due to these increased costs and the decrease in revenue due to weather-related reductions in volume and lower pricing.
Selling, General and Administrative Expenses
We strive to manage our selling, general and administrative expenses ("SG&A") commensurate with the overall performance of our segments and corresponding revenue levels. We believe that our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Environmental Services

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	Change	% Change
SG&A	$34,405	$40,470	$(6,065)	(15.0)%
As a % of Direct Revenue	6.8%	8.6%	(1.8)%	(20.9)%
Environmental Services selling, general and administrative expenses for the three months ended March 31, 2019 decreased $6.1 million from the comparable period in 2018 due to a $5.5 million favorable resolution of litigation and a $5.4 million reduction in bad debt expense resulting from the recovery of certain trade receivables, which were fully reserved in 2018. These decreases were partially offset by increases in salary, benefits and variable compensation related costs of $3.1 million. The increases in salary, benefits and variable compensation were in line with the growth of the business for the three months ended March 31, 2019 as compared to March 31, 2018. Excluding the impact of the legal resolution and bad debt recovery, SG&A as a percentage of direct revenues remained consistent with the comparable period in 2018.

Safety-Kleen

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	Change	% Change
SG&A	$37,318	$38,343	$(1,025)	(2.7)%
As a % of Direct Revenue	13.7%	13.8%	(0.1)%	(0.7)%
Safety-Kleen selling, general and administrative expenses for the three months ended March 31, 2019 decreased $1.0 million from the comparable period in 2018 primarily due to a decrease in variable compensation, which was consistent with the decrease in revenues of the business. As a percentage of direct revenue, selling, general and administrative expenses remained consistent with the comparable period in 2018.
Corporate Items

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	$ Change	% Change
SG&A	$43,089	$36,275	$6,814	18.8%
Corporate Items selling, general and administrative expenses for the three months ended March 31, 2019 increased $6.8 million from the comparable period in 2018 primarily due to increases in variable compensation of $3.4 million, stock-based compensation of $2.7 million and salaries and benefits costs of $2.3 million. These increases were partially offset by a $1.2 million reduction in professional fees due to cost cutting initiatives. For the full-year, we expect Corporate Items SG&A expenses to be slightly higher than 2018.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income (loss) or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$89,510	$61,417	$28,093	45.7%
Safety-Kleen	54,793	61,884	(7,091)	(11.5)
Corporate Items	(42,640)	(35,036)	(7,604)	(21.7)
Total	$101,663	$88,265	$13,398	15.2%
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors and we discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and stock bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.

We also provide information relating to our Adjusted EBITDA so that analysts, investors and other interested persons have the same data that we use to assess our core operating performance. We believe that Adjusted EBITDA should be viewed only as a supplement to the GAAP financial information. We also believe, however, that providing this information in addition to, and together with, GAAP financial information permits the users of our financial statements to obtain a better understanding of our core operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance on a standalone and a comparative basis.
The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$976	$(12,631)
Accretion of environmental liabilities	2,574	2,430
Depreciation and amortization	75,355	74,844
Other (income) expense, net	(2,983)	299
Interest expense, net of interest income	19,764	20,270
Provision for income taxes	5,977	3,053
Adjusted EBITDA	$101,663	$88,265
As a % of Direct Revenue	13.0%	11.8%

Depreciation and Amortization

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	$ Change	% Change
Depreciation of fixed assets and amortization of landfills and finance lease	$65,871	$65,600	$271	0.4%
Permits and other intangibles amortization	9,484	9,244	240	2.6
Total depreciation and amortization	$75,355	$74,844	$511	0.7%

Depreciation and amortization for the three months ended March 31, 2019 remained consistent from the comparable period in 2018.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2019 over 2018
	2019	2018	$ Change	% Change
Provision for income taxes	$5,977	$3,053	$2,924	95.8%
The provision for income taxes for the three months ended March 31, 2019 increased $2.9 million as compared to the comparable period in 2018. The increase in the three months ended March 31, 2019 was primarily due to increased taxable income in the United States. Our effective tax rate for the three months ended March 31, 2019 was 86.0% compared to (31.9)% for the same period in 2018. The variations in the effective income tax rates for the three months ended March 31, 2019 and March 31, 2018, as compared to more customary relationships between pre-tax income and the provision for income taxes, were primarily due to not recognizing income tax benefits from current operating losses related to certain Canadian entities during these periods.
During the first quarter of 2019, we did not record $4.1 million of income tax benefits generated from losses at certain of our Canadian entities. This compares to $6.1 million of income tax benefits generated in the comparable period of 2018 which also were not recorded in that period's income tax provision.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net cash from operating activities	$29,740	$51,903
Net cash used in investing activities	(74,969)	(164,428)
Net cash used in financing activities	(15,368)	(19,655)
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2019 was $29.7 million, a decrease of $22.2 million from the comparable period in 2018. The decrease in operating cash flows as compared to the comparable period of 2018 was mostly attributable to an increase in working capital amounts, inclusive of higher incentive compensation payments in the first quarter of 2019, partially offset by lower interest payments and greater levels of operating income. We believe that net cash from operating activities for 2019 will improve year-over-year through higher earnings.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2019 was $75.0 million, a decrease of $89.5 million from the comparable period in 2018. The change was primarily driven by a decrease in cash paid for acquisitions, which was greater during the three months ended March 31, 2018 due to the acquisition of the Veolia Business on February 23, 2018. This decrease was partially offset by increased capital expenditure levels and net purchases of available-for-sale securities.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2019 was $15.4 million, a decrease of $4.3 million from the comparable period in 2018. The change was primarily due to a decrease in repurchases of common stock, which was partially offset by an increase in tax payments related to vested restricted stock.
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
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash from operating activities	$29,740	$51,903
Additions to property, plant and equipment	(58,947)	(44,242)
Proceeds from sale and disposal of fixed assets	4,321	798
Adjusted free cash flow	$(24,886)	$8,459
Working Capital
At March 31, 2019, cash and cash equivalents and marketable securities totaled $224.8 million, compared to $279.4 million at December 31, 2018. At March 31, 2019, cash and cash equivalents held by our foreign subsidiaries totaled $58.8 million and were readily convertible into other currencies including U.S. dollars. At March 31, 2019, the cash and cash equivalents and marketable securities balance for our U.S. operations was $108.6 million, and our U.S. operations had net operating cash flows of $47.7 million for the three months ended March 31, 2019. Additionally, we have a $400.0 million revolving credit facility of which approximately $209.1 million was available to borrow at March 31, 2019. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their current liquidity needs.

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
Financing Arrangements
The financing arrangements and principal terms of our $845.0 million principal amount of 5.125% senior unsecured notes due 2021, $740.3 million senior secured notes due 2024 and our $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included in this report. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of March 31, 2019, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Environmental Liabilities

(in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Closure and post-closure liabilities	$74,421	$69,931	$4,490	6.4%
Remedial liabilities	118,961	121,017	(2,056)	(1.7)
Total environmental liabilities	$193,382	$190,948	$2,434	1.3%
Total environmental liabilities as of March 31, 2019 were $193.4 million, an increase of $2.4 million, compared to December 31, 2018 primarily due to accretion of $2.6 million and changes in estimate recorded to the balance sheet of $2.8 million, partially offset by expenditures of $3.3 million.
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
Critical Accounting Policies and Estimates
There were no material changes in the first three months of 2019 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018. New accounting policies adopted during the quarter are described in Note 2, "Significant Accounting Policies," to our unaudited consolidated financial statements included in this report.
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2019 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the three months ended March 31, 2019, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2019 through January 31, 2019	25,597	$49.37	22,184	$304,977,207
February 1, 2019 through February 28, 2019	11,547	$58.85	—	$304,977,207
March 1, 2019 through March 31, 2019	95,790	$69.50	75,000	$299,748,915
Total	132,934	$64.70	97,184	$299,748,915
______________________

(1)	Includes 35,750 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under the Company's equity incentive plans.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

(3)
Our board of directors has authorized the repurchase of up to $600 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. During April 2018, we implemented a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Future repurchases will be made under the Rule 10b5-1 plan as well as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	May 1, 2019

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	May 1, 2019