Form 10-Q
period 2019-06-30
CLEAN HARBORS INC
filed 2019-07-31
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number 001-34223
_______________________
CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts			04-2997780
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)
42 Longwater Drive	Norwell	MA	02061-9149
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including area code: (781) 792-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CLH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 26, 2019 was 55,862,092

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$204,455	$226,507
Short-term marketable securities	55,198	52,856
Accounts receivable, net of allowances aggregating $36,398 and $44,315, respectively	632,888	606,952
Unbilled accounts receivable	52,174	54,794
Deferred costs	22,500	18,770
Inventories and supplies	203,331	199,479
Prepaid expenses and other current assets	42,640	42,800
Total current assets	1,213,186	1,202,158
Property, plant and equipment, net	1,596,917	1,561,978
Other assets:
Operating lease right-of-use assets	173,504	—
Goodwill	525,044	514,189
Permits and other intangibles, net	433,853	441,875
Other	12,817	18,121
Total other assets	1,145,218	974,185
Total assets	$3,955,321	$3,738,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$7,535
Accounts payable	253,177	276,461
Deferred revenue	75,170	61,843
Accrued expenses	224,497	233,405
Current portion of closure, post-closure and remedial liabilities	30,747	23,034
Current portion of operating lease liabilities	42,564	—
Total current liabilities	633,690	602,278
Other liabilities:
Closure and post-closure liabilities, less current portion of $13,491 and $9,592, respectively	62,339	60,339
Remedial liabilities, less current portion of $17,256 and $13,442, respectively	101,019	107,575
Long-term obligations, less current portion	1,562,989	1,565,021
Operating lease liabilities, less current portion	130,704	—
Deferred taxes, unrecognized tax benefits and other long-term liabilities	255,113	233,352
Total other liabilities	2,112,164	1,966,287
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000; shares issued and outstanding 55,859,402 and 55,847,261 shares, respectively	559	558
Additional paid-in capital	648,805	655,415
Accumulated other comprehensive loss	(214,271)	(223,371)
Accumulated earnings	774,374	737,154
Total stockholders’ equity	1,209,467	1,169,756
Total liabilities and stockholders’ equity	$3,955,321	$3,738,321
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$715,085	$696,779	$1,371,743	$1,316,498
Product revenues	153,593	152,361	277,774	282,420
Total revenues	868,678	849,140	1,649,517	1,598,918
Cost of revenues: (exclusive of items shown separately below)
Service revenues	480,229	473,423	943,712	921,072
Product revenues	114,704	110,161	215,585	208,937
Total cost of revenues	594,933	583,584	1,159,297	1,130,009
Selling, general and administrative expenses	123,920	125,995	238,732	241,083
Accretion of environmental liabilities	2,560	2,448	5,134	4,878
Depreciation and amortization	74,217	72,760	149,572	147,604
Income from operations	73,048	64,353	96,782	75,344
Other (expense) income, net	(564)	846	2,419	547
Interest expense, net of interest income of $903, $587, $1,829 and $1,350, respectively	(20,215)	(20,769)	(39,979)	(41,039)
Income before provision for income taxes	52,269	44,430	59,222	34,852
Provision for income taxes	16,025	13,683	22,002	16,736
Net income	$36,244	$30,747	$37,220	$18,116
Earnings per share:
Basic	$0.65	$0.55	$0.67	$0.32
Diluted	$0.65	$0.54	$0.66	$0.32
Shares used to compute earnings per share - Basic	55,875	56,410	55,861	56,304
Shares used to compute earnings per share - Diluted	56,066	56,505	56,001	56,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$36,244	$30,747	$37,220	$18,116
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities (net of tax of $27, $8, $58 and $88, respectively)	(236)	(11)	(93)	(206)
Reclassification adjustment for losses on available-for-sale securities included in net income	332	—	332	—
Unrealized loss on interest rate hedge	(9,014)	—	(14,031)	—
Reclassification adjustment for losses on interest rate hedge included in net income	397	—	755	—
Foreign currency translation adjustments	13,597	(4,931)	22,137	(21,482)
Other comprehensive income (loss)	5,076	(4,942)	9,100	(21,688)
Comprehensive income (loss)	$41,320	$25,805	$46,320	$(3,572)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$37,220	$18,116
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	149,572	147,604
Allowance for doubtful accounts	(2,233)	7,389
Amortization of deferred financing costs and debt discount	2,000	1,881
Accretion of environmental liabilities	5,134	4,878
Changes in environmental liability estimates	(748)	(673)
Deferred income taxes	(1,636)	(10)
Other income, net	(2,419)	(547)
Stock-based compensation	9,643	6,639
Environmental expenditures	(6,134)	(4,585)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(13,284)	(62,764)
Inventories and supplies	(4,129)	(18,625)
Other current and non-current assets	(10,706)	180
Accounts payable	(20,915)	23,605
Other current and long-term liabilities	(2,895)	6,582
Net cash from operating activities	138,470	129,670
Cash flows used in investing activities:
Additions to property, plant and equipment	(118,372)	(94,139)
Proceeds from sale and disposal of fixed assets	7,389	2,641
Acquisitions, net of cash acquired	(29,479)	(123,750)
Additions to intangible assets including costs to obtain or renew permits	(1,923)	(2,106)
Proceeds from sale of available-for-sale securities	26,518	11,214
Purchases of available-for-sale securities	(24,001)	(10,001)
Net cash used in investing activities	(139,868)	(216,141)
Cash flows used in financing activities:
Change in uncashed checks	(3,514)	(2,803)
Tax payments related to withholdings on vested restricted stock	(4,980)	(2,175)
Repurchases of common stock	(11,272)	(26,482)
Deferred financing costs paid	—	(468)
Payments on finance lease	(259)	—
Principal payments on debt	(3,768)	(2,000)
Net cash used in financing activities	(23,793)	(33,928)
Effect of exchange rate change on cash	3,139	(1,932)
Decrease in cash and cash equivalents	(22,052)	(122,331)
Cash and cash equivalents, beginning of period	226,507	319,399
Cash and cash equivalents, end of period	$204,455	$197,068
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$39,369	$40,745
Income taxes paid	12,697	14,118
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	27,773	—
Operating cash flows from finance lease	612	—
Financing cash flows from finance lease	259	—
Non-cash investing activities:
Property, plant and equipment accrued	14,103	13,041
ROU assets obtained in exchange for new operating lease liabilities	5,575	—
ROU asset obtained in exchange for new finance lease liability	23,027	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	55,847	$558	$655,415	$(223,371)	$737,154	$1,169,756
Net income	—	—	—	—	976	976
Other comprehensive income	—	—	—	4,024	—	4,024
Stock-based compensation	—	—	5,809	—	—	5,809
Issuance of restricted shares, net of shares remitted and tax withholdings	78	1	(2,277)	—	—	(2,276)
Repurchases of common stock	(97)	(1)	(6,323)	—	—	(6,324)
Balance at March 31, 2019	55,828	558	652,624	(219,347)	738,130	1,171,965
Net income	—	—	—	—	36,244	36,244
Other comprehensive income	—	—	—	5,076	—	5,076
Stock-based compensation	—	—	3,834	—	—	3,834
Issuance of restricted shares, net of shares remitted and tax withholdings	105	1	(2,705)	—	—	(2,704)
Repurchases of common stock	(74)	—	(4,948)	—	—	(4,948)
Balance at June 30, 2019	55,859	$559	$648,805	$(214,271)	$774,374	$1,209,467

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2018	56,501	$565	$686,962	$(172,407)	$673,082	$1,188,202
Cumulative effect of change in accounting principle	—	—	—	—	(1,564)	(1,564)
Net loss	—	—	—	—	(12,631)	(12,631)
Other comprehensive loss	—	—	—	(16,746)	—	(16,746)
Stock-based compensation	—	—	3,077	—	—	3,077
Issuance of restricted shares, net of shares remitted and tax withholdings	24	—	(548)	—	—	(548)
Repurchases of common stock	(280)	(3)	(14,261)	—	—	(14,264)
Balance at March 31, 2018	56,245	562	675,230	(189,153)	658,887	1,145,526
Net income	—	—	—	—	30,747	30,747
Other comprehensive loss	—	—	—	(4,942)	—	(4,942)
Stock-based compensation	—	—	3,562	—	—	3,562
Issuance of restricted shares, net of shares remitted and tax withholdings	94	1	(1,628)	—	—	(1,627)
Repurchases of common stock	(252)	(2)	(12,216)	—	—	(12,218)
Balance at June 30, 2018	56,087	$561	$664,948	$(194,095)	$689,634	$1,161,048

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
Disaggregation of Revenue
The following table presents the Company’s third-party revenues disaggregated by revenue source (in thousands):

	For the Three Months Ended June 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$431,749	$316,688	$202	$748,639
Canada	94,545	25,494	—	120,039
Total third-party revenues	$526,294	$342,182	$202	$868,678

Sources of Revenue (1)
Technical Services	$275,908	$—	$—	$275,908
Field and Emergency Response Services	86,722	—	—	86,722
Industrial Services	136,011	—	—	136,011
Oil, Gas and Lodging Services and Other	27,653	—	202	27,855
Safety-Kleen Environmental Services	—	216,434	—	216,434
Safety-Kleen Oil (2)	—	125,748	—	125,748
Total third-party revenues	$526,294	$342,182	$202	$868,678

	For the Three Months Ended June 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$408,127	$306,059	$363	$714,549
Canada	111,789	22,656	146	134,591
Total third-party revenues	$519,916	$328,715	$509	$849,140

Sources of Revenue (1)
Technical Services	$257,006	$—	$—	$257,006
Field and Emergency Response Services	76,092	—	—	76,092
Industrial Services	161,046	—	—	161,046
Oil, Gas and Lodging Services and Other	25,772	—	509	26,281
Safety-Kleen Environmental Services	—	200,034	—	200,034
Safety-Kleen Oil (2)	—	128,681	—	128,681
Total third-party revenues	$519,916	$328,715	$509	$849,140

	For the Six Months Ended June 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$819,918	$603,262	$796	$1,423,976
Canada	180,074	45,467	—	225,541
Total third-party revenues	$999,992	$648,729	$796	$1,649,517

Sources of Revenue (1)
Technical Services	$527,827	$—	$—	$527,827
Field and Emergency Response Services	158,348	—	—	158,348
Industrial Services	252,109	—	—	252,109
Oil, Gas and Lodging Services and Other	61,708	—	796	62,504
Safety-Kleen Environmental Services	—	423,517	—	423,517
Safety-Kleen Oil (2)	—	225,212	—	225,212
Total third-party revenues	$999,992	$648,729	$796	$1,649,517

	For the Six Months Ended June 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$752,099	$593,701	$508	$1,346,308
Canada	207,505	44,932	173	252,610
Total third-party revenues	$959,604	$638,633	$681	$1,598,918

Sources of Revenue (1)
Technical Services	$493,312	$—	$—	$493,312
Field and Emergency Response Services	146,027	—	—	146,027
Industrial Services	264,809	—	—	264,809
Oil, Gas and Lodging Services and Other	55,456	—	681	56,137
Safety-Kleen Environmental Services	—	394,195	—	394,195
Safety-Kleen Oil (2)	—	244,438	—	244,438
Total third-party revenues	$959,604	$638,633	$681	$1,598,918

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
Safety-Kleen Oil. Safety-Kleen Oil revenues are generated from sales of high-quality base and blended lubricating oils to third-party distributors, government agencies, fleets, railroads and industrial customers. The business also sells recycled fuel oil to asphalt plants, industrial plants, blenders, pulp and paper companies, vacuum gas oil producers and marine diesel oil producers. Revenue for oil products is recognized at a point in time, upon the transfer of control. Control generally transfers when the products are delivered to the customer.
Contract Balances

	June 30, 2019	December 31, 2018
Receivables	$632,888	$606,952
Contract assets (unbilled receivables)	52,174	54,794
Contract liabilities (deferred revenue)	75,170	61,843

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

(4) BUSINESS COMBINATIONS
2019 Acquisitions
On May 31, 2019, the Company acquired a privately-owned business which expands the environmental services and hazardous materials management services of the Company for $14.9 million. The acquired company is included in the Environmental Services segment. In connection with this acquisition, a preliminary goodwill amount of $7.3 million was recognized.
On March 1, 2019, the Company acquired certain assets of a privately-owned business for $10.4 million. The acquired business complements the Safety-Kleen segment's core service offerings, such as used motor oil collection, parts washers, oil filter recycling and vacuum services. In connection with this acquisition, a preliminary goodwill amount of $5.2 million was recognized.

2018 Acquisitions
On August 31, 2018, the Company acquired a privately-owned business which expands the environmental services and waste oil capabilities of the Company for a $26.7 million purchase price, net of cash. The acquired company is included in the Safety-Kleen and Environmental Services segments. In connection with this acquisition, a preliminary goodwill amount of $12.3 million was recognized. The results of operations of this acquired business were not material in 2019.

On February 23, 2018, the Company completed the acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business"). The acquisition provides significant scale and industrial services capabilities while increasing the size of the Company's existing U.S. Industrial Services business. The Company acquired the Veolia Business for a purchase price of $124.5 million. The amount of pre-tax income for the three and six months ended June 30, 2018 was $2.1 million and $3.3 million, respectively. The Veolia Business was integrated into the Environmental Services segment.

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
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Oil and oil products	$70,596	$70,823
Supplies and drums	108,713	104,609
Solvent and solutions	10,173	10,657
Other	13,849	13,390
Total inventories and supplies	$203,331	$199,479

Supplies and drums consist primarily of drums and containers used in providing the Company's products and services as well as critical spare parts to support the Company's incinerator and re-refinery operations. Other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$134,306	$123,734
Asset retirement costs (non-landfill)	15,358	15,148
Landfill assets	164,816	154,918
Buildings and improvements (1)	472,383	440,188
Camp equipment	158,992	152,998
Vehicles	777,968	721,735
Equipment	1,732,020	1,697,490
Furniture and fixtures	5,511	5,453
Construction in progress	34,949	20,931
	3,496,303	3,332,595
Less - accumulated depreciation and amortization	1,899,386	1,770,617
Total property, plant and equipment, net	$1,596,917	$1,561,978
______________________
(1) Inclusive of finance lease.
Interest in the amount of $0.1 million and $0.2 million was capitalized to property, plant and equipment during the three and six months ended June 30, 2019, respectively. Interest in the amount of $0.1 million and $0.4 million was capitalized to property, plant and equipment during the three and six months ended June 30, 2018, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $65.5 million and $131.4 million for the three and six months ended June 30, 2019, respectively. Depreciation expense, inclusive of landfill amortization, was $64.2 million and $129.8 million for the three and six months ended June 30, 2018, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2019 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2019	$207,019	$307,170	$514,189
Increase from current period acquisitions	7,311	5,225	12,536
Measurement period adjustments from prior period acquisitions	(2,611)	(1,421)	(4,032)
Foreign currency translation	1,089	1,262	2,351
Balance at June 30, 2019	$212,808	$312,236	$525,044

The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value.

As of June 30, 2019 and December 31, 2018, the Company's total intangible assets consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$182,063	$83,278	$98,785	$177,583	$79,358	$98,225
Customer and supplier relationships	401,296	195,036	206,260	393,487	179,824	213,663
Other intangible assets	38,198	32,266	5,932	37,262	29,743	7,519
Total amortizable permits and other intangible assets	621,557	310,580	310,977	608,332	288,925	319,407
Trademarks and trade names	122,876	—	122,876	122,468	—	122,468
Total permits and other intangible assets	$744,433	$310,580	$433,853	$730,800	$288,925	$441,875

Amortization expense of permits and other intangible assets was $8.7 million and $18.2 million in the three and six months ended June 30, 2019, respectively. Amortization expense of permits and other intangible assets was $8.6 million and $17.8 million in the three and six months ended June 30, 2018, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2019 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2019 (six months)	$16,748
2020	31,943
2021	28,661
2022	28,231
2023	24,090
Thereafter	181,304
$310,977

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Insurance	$67,427	$70,217
Interest	3,952	3,930
Accrued compensation and benefits	54,353	77,881
Income, real estate, sales and other taxes	40,236	25,670
Other	58,529	55,707
	$224,497	$233,405

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2019 through June 30, 2019 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2019	$37,809	$32,122	$69,931
Liabilities assumed in acquisitions	—	220	220
New asset retirement obligations	1,058	—	1,058
Accretion	1,455	1,387	2,842
Changes in estimates recorded to statement of operations	—	107	107
Changes in estimates recorded to balance sheet	2,798	—	2,798
Expenditures	(319)	(1,219)	(1,538)
Currency translation and other	222	190	412
Balance at June 30, 2019	$43,023	$32,807	$75,830

All the landfill facilities included in the above were active as of June 30, 2019. In the six months ended June 30, 2019, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first six months of 2019 were discounted at the credit-adjusted risk-free rate of 6.02%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2019 through June 30, 2019 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2019	$1,838	$65,315	$53,864	$121,017
Accretion	44	1,359	889	2,292
Changes in estimates recorded to statement of operations	23	171	(1,049)	(855)
Expenditures	(29)	(2,445)	(2,122)	(4,596)
Currency translation and other	—	24	393	417
Balance at June 30, 2019	$1,876	$64,424	$51,975	$118,275

In the six months ended June 30, 2019, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Obligations:	June 30, 2019	December 31, 2018
Senior secured Term Loan Agreement ("Term Loan Agreement")	$7,535	$7,535

Long-Term Obligations:
Senior secured Term Loan Agreement due June 30, 2024	$730,929	$734,697
Senior unsecured notes, at 5.125%, due June 1, 2021 ("2021 Notes")	845,000	845,000
Long-term obligations, at par	$1,575,929	$1,579,697
Unamortized debt issuance costs and premium, net	(12,940)	(14,676)
Long-term obligations, at carrying value	$1,562,989	$1,565,021

Financing Activities
At June 30, 2019 and December 31, 2018, the fair value of the Term Loan Agreement debt was $739.4 million and $707.0 million, respectively, based on quoted market prices or other available market data. At June 30, 2019 and December 31, 2018, the fair value of the Company's 2021 Notes was $847.1 million and $845.0 million, respectively, based on quoted market prices for the instrument. The fair values of the Company's currently outstanding term loans under the Term Loan Agreement (the "Term Loans") and 2021 Notes are considered Level 2 measures according to the fair value hierarchy.
The Company also maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balance as of June 30, 2019 and December 31, 2018. At June 30, 2019, approximately $217.0 million was available to borrow and outstanding letters of credit were $153.5 million. At December 31, 2018, $235.4 million was available to borrow and outstanding letters of credit were $130.1 million.
Senior Unsecured Notes. On July 2, 2019, the Company completed a private placement of $545.0 million aggregate principal amount of 4.875% senior unsecured notes due 2027 (the “2027 Notes”) and $300.0 million aggregate principal amount of 5.125% senior unsecured notes due 2029 (the “2029 Notes,” and together with the 2027 Notes, the “New Notes”).
The 2027 Notes will mature on July 15, 2027, and the 2029 Notes will mature on July 15, 2029. Interest payments on each series of the New Notes will be paid semiannually on January 15 and July 15, commencing on January 15, 2020.
The Company may redeem all or any portion of the 2027 Notes prior to July 15, 2022 or the 2029 Notes prior to July 15, 2024 at a redemption price equal to 100% of the principal amount redeemed plus a make whole premium as of the date of redemption including accrued and unpaid interest, if any, to the date of redemption. Additionally, prior to July 15, 2022 for the 2027 Notes and July 15, 2024 for the 2029 Notes, the Company may use cash proceeds of one or more equity offerings to redeem up to 35% in aggregate principal of the 2027 Notes or the 2029 Notes at a redemption price equal to 104.875% or 105.125%, respectively, plus accrued and unpaid interest thereon, if any, up to the date of redemption.
After the dates in the preceding paragraph, the Company may redeem all or any portion of the New Notes which remain outstanding at any time upon proper notice at the following redemption prices if redeemed during the twelve-month period commencing on July 15 of the years set forth below plus accrued and unpaid interest, if any, to the date of redemption:
2027 Notes

Year	Percentage
2022	102.438%
2023	101.210%
2024 and thereafter	100.000%
2029 Notes

Year	Percentage
2024	102.563%
2025	101.281%
2026 and thereafter	100.000%

The New Notes and the related indenture contains various customary non-financial covenants and are guaranteed by substantially all of the Company’s current and future domestic subsidiaries.
Concurrently with the closing of the New Notes on July 2, 2019, the Company purchased, using a portion of the net proceeds from the sale of the New Notes, an aggregate principal amount of $701.0 million of the 2021 Notes. The total amount paid in purchasing the 2021 Notes was $706.2 million including $3.1 million of accrued interest. On July 17, 2019, the Company redeemed the remaining $144.0 million outstanding 2021 Notes, including $0.9 million of accrued interest, using the remaining net proceeds from the sale of the New Notes and available cash. In connection with this early redemption of the 2021 Notes, the Company expects to record a loss on early extinguishment of debt of approximately $6.0 million in the third quarter of 2019. With the repurchase of the 2021 Notes, none of the Company’s outstanding debt is registered under the Securities Act of 1933, as amended.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements. Although the interest rate on all $738.5 million aggregate principal amount of Term Loans which were outstanding on June 30, 2019 is variable under the Term Loan Agreement, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average annual interest rate of approximately 2.92%. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of Term Loans is therefore approximately 4.67%.
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
As of June 30, 2019 and December 31, 2018, the Company has recorded a derivative liability with a fair value of $22.0 million and $8.8 million, respectively, within accrued expenses in connection with these cash flow hedges.
The fair value of the interest rate swaps included in the Level 2 tier of the fair value hierarchy is calculated using discounted cash flow valuation methodologies based upon the one-month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the interest rate swaps. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
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
The Company’s effective tax rate for the three and six months ended June 30, 2019 was 30.7% and 37.2%, respectively, compared to 30.8% and 48.0% for the comparable periods in 2018.
As of June 30, 2019 and December 31, 2018, the Company had recorded $4.8 million and $3.2 million, respectively, of liabilities for unrecognized tax benefits and $1.2 million and $0.8 million of interest, respectively.
The Company's tax years 2014-2016 are currently under audit by the Internal Revenue Service (“IRS”). While the examination has recently commenced and ultimate outcomes are unknown, the Company does not believe the examination will result in material adjustments to previously filed returns.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by
$0.6 million within the next 12 months.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$36,244	$30,747	$37,220	$18,116

Denominator:
Basic shares outstanding	55,875	56,410	55,861	56,304
Dilutive effect of stock-based compensation awards	191	95	140	95
Dilutive shares outstanding	56,066	56,505	56,001	56,399

Basic income per share:	$0.65	$0.55	$0.67	$0.32

Diluted income per share:	$0.65	$0.54	$0.66	$0.32

For the three months ended June 30, 2019 and June 30, 2018, the dilutive effect of all then outstanding restricted stock and performance awards is included in the earnings per share calculation above except for 75,759 and 146,159 of performance stock awards for which the performance criteria were not attained at that time and 4,623 and 136,155, respectively, of restricted stock awards which were antidilutive.
For the six months ended June 30, 2019 and June 30, 2018, the dilutive effect of all then outstanding restricted stock and performance awards is included in the earnings per share calculation above except for 75,759 and 146,159 of performance stock awards for which the performance criteria were not attained at that time and 78,892 and 130,932, respectively, of restricted stock awards which were antidilutive.
(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the six months ended June 30, 2019 were as follows (in thousands):

	Foreign Currency Translation	Unrealized (Losses) Gains on Available-For-Sale Securities	Unrealized Losses on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2019	$(212,925)	$(69)	$(8,773)	$(1,604)	$(223,371)
Other comprehensive income (loss) before tax effects	22,137	(35)	(14,031)	—	8,071
Tax impact related to items in other comprehensive income (loss)	—	(58)	—	—	(58)
Amounts reclassified out of accumulated other comprehensive loss	—	332	755	—	1,087
Other comprehensive income (loss)	22,137	239	(13,276)	—	9,100
Balance at June 30, 2019	$(190,788)	$170	$(22,049)	$(1,604)	$(214,271)

The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three and six months ended June 30, 2019 were as follows (in thousands):

Other Comprehensive Income (Loss) Components	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	Location

Unrealized loss on interest rate hedge	$(397)	$(755)	Interest expense, net of interest income
Unrealized loss on available-for-sale securities	(332)	(332)	Other (expense) income, net

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2018.

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2019 was $3.8 million and $9.6 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2018 was $3.5 million and $6.6 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.7 million and $1.8 million for the three and six months ended June 30, 2019, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.7 million and $1.3 million for the three and six months ended June 30, 2018, respectively.
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

The following table summarizes information about restricted stock awards for the six months ended June 30, 2019:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2019	657,240	$54.65
Granted	79,060	65.12
Vested	(207,032)	53.75
Forfeited	(48,166)	54.92
Balance at June 30, 2019	481,102	56.73

As of June 30, 2019, there was $21.3 million of total unrecognized compensation cost arising from restricted stock awards under the Company's 2010 Plan. This cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2019 was $7.9 million and $11.1 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2018 was $7.0 million and $8.3 million, respectively.

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

The following table summarizes information about performance stock awards for the six months ended June 30, 2019:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2019	213,490	$55.71
Granted	—	—
Vested	(51,996)	55.77
Forfeited	(23,554)	55.64
Balance at June 30, 2019	137,940	55.69

As of June 30, 2019, there was $3.4 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's 2010 Plan. No performance awards vested during the three months ended June 30, 2019 and June 30, 2018. The total fair value of performance awards vested during the six months ended June 30, 2019 and June 30, 2018 was $2.9 million and $0.5 million, respectively.
Common Stock Repurchases
The Company's board of directors has authorized the repurchase of up to $600.0 million of the Company's common stock. During the three and six months ended June 30, 2019, the Company repurchased and retired a total of approximately 0.1 million and 0.2 million shares, respectively, of the Company's common stock for total costs of approximately $4.9 million and $11.3 million, respectively. During the three and six months ended June 30, 2018, the Company repurchased and retired a total of approximately 0.2 million and 0.5 million shares, respectively, of the Company's common stock for total costs of approximately $12.2 million and $26.5 million, respectively. Through June 30, 2019, the Company has repurchased and retired a total of approximately 5.7 million shares of its common stock for approximately $305.2 million under this program. As of June 30, 2019, an additional $294.8 million remained available for repurchase of shares under this program.
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
At June 30, 2019 and December 31, 2018, the Company had recorded reserves of $24.1 million and $25.4 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At June 30, 2019 and December 31, 2018, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million more. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of June 30, 2019 and December 31, 2018, the $24.1 million and $25.4 million, respectively, of reserves consisted of (i) $18.0 million and $17.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.1 million and $7.5 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of June 30, 2019, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2019, were as follows:
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

Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2019 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 57 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2019, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2019. From January 1, 2019 to June 30, 2019, 19 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 129 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 129 sites, five (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 124 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 124 third-party sites, 31 are now settled, 16 are currently requiring expenditures on remediation and 77 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability, if any, of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements, if any, with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $100,000 at ten of the 124 third-party sites.
BR Facility. The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the U.S. Environmental Protection Agency ("EPA")" issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018 the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality and has also completed conducting the remedial investigation and feasibility study for Devil's Swamp under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA with issuance of a Record of Decision.

Third-Party Sites.    Of the 124 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, Clean Harbors has an indemnification agreement at 11 of these sites with ChemWaste, a former subsidiary of Waste Management, Inc., and at six additional of these third-party sites, Safety-Kleen has a similar indemnification agreement with McKesson Corporation. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management and McKesson which had shipped wastes to those sites. Accordingly, Waste Management or McKesson are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste, McKesson and two other entities, the Company does not have an indemnity agreement with respect to any of the 124 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2019 and December 31, 2018, there were 11 and ten proceedings, respectively, for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(17) LEASES
As of June 30, 2019, the Company’s leases were all operating leases except for a single finance lease related to the Company’s corporate headquarters, which was amended during the first quarter of 2019, resulting in the classification as a finance lease.
The Company’s lease expense was as follows (in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$13,988	$27,350
Finance lease cost:
Amortization of ROU asset	245	490
Interest on lease liability	291	612
Total finance lease cost	536	1,102
Short-term lease cost	18,323	38,037
Variable lease cost	2,991	4,233
Total lease cost	$35,838	$70,722

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Supplemental Lease Balance Sheet Information:	June 30, 2019
ROU assets:
Operating leases	$173,504
Finance lease (included in property, plant and equipment, net)	22,537
Current portion of lease liabilities:
Operating leases	42,564
Finance lease (included in accrued expenses)	399
Long-term portion of lease liabilities:
Operating leases	130,704
Finance lease (included in deferred taxes, unrecognized tax benefits and other long-term liabilities)	23,701

Weighted Average Remaining Lease Term (years)	June 30, 2019
Operating leases	5.2
Finance lease	23.0
Weighted Average Discount Rate
Operating leases	5.34%
Finance lease	5.25%

At June 30, 2019, the Company's future lease payments under non-cancelable leases that have lease terms in excess of one year were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Lease
2019 (six months)	$27,763	$871
2020	47,602	1,777
2021	35,959	1,813
2022	28,374	1,849
2023	20,388	1,886
2024	13,930	1,923
Thereafter	27,429	40,636
Total future lease payments	201,445	50,755
Amount representing interest	(28,177)	(26,655)
Total lease liabilities	$173,268	$24,100

At June 30, 2019, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and its sublease transactions are not material. Additionally, the Company does not have any related party leases and there were no restrictions or covenants imposed by its leases.
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

During the years ended December 31, 2018, 2017 and 2016, rent expense including short-term rentals was approximately $141.1 million, $125.4 million and $121.9 million, respectively.
(18) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. The Company's operations are managed in two operating segments: Environmental Services and Safety-Kleen.
Third-party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment providing the product or service. Intersegment revenues represent the sharing of third-party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third-

party. The intersegment revenues are shown net. The operations not managed through the Company’s operating segments described above are recorded as “Corporate Items.”
The following table reconciles third-party revenues to direct revenues for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$526,294	$36,206	$576	$563,076	$519,916	$34,291	$607	$554,814
Safety-Kleen	342,182	(36,206)	8	305,984	328,715	(34,291)	11	294,435
Corporate Items	202	—	(584)	(382)	509	—	(618)	(109)
Total	$868,678	$—	$—	$868,678	$849,140	$—	$—	$849,140

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$999,992	$70,281	$1,825	$1,072,098	$959,604	$66,256	$1,401	$1,027,261
Safety-Kleen	648,729	(70,281)	13	578,461	638,633	(66,256)	22	572,399
Corporate Items	796	—	(1,838)	(1,042)	681	—	(1,423)	(742)
Total	$1,649,517	$—	$—	$1,649,517	$1,598,918	$—	$—	$1,598,918

The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, depreciation and amortization, interest expense, net of interest income, provision for income taxes and other gains or non-cash charges not deemed representative of fundamental segment results and excludes other expense (income), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Environmental Services	$117,868	$109,199	$207,378	$170,616
Safety-Kleen	79,459	73,069	134,252	134,953
Corporate Items	(47,502)	(42,707)	(90,142)	(77,743)
Total	149,825	139,561	251,488	227,826
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,560	2,448	5,134	4,878
Depreciation and amortization	74,217	72,760	149,572	147,604
Income from operations	73,048	64,353	96,782	75,344
Other expense (income), net	564	(846)	(2,419)	(547)
Interest expense, net of interest income	20,215	20,769	39,979	41,039
Income before provision for income taxes	$52,269	$44,430	$59,222	$34,852

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2019	December 31, 2018
Property, plant and equipment, net
Environmental Services	$956,381	$951,867
Safety-Kleen	559,510	553,220
Corporate Items	81,026	56,891
Total property, plant and equipment, net	$1,596,917	$1,561,978

Goodwill and Permits and other intangibles, net
Environmental Services
Goodwill	$212,808	$207,019
Permits and other intangibles, net	93,303	93,313
Total Environmental Services	306,111	300,332

Safety-Kleen
Goodwill	$312,236	$307,170
Permits and other intangibles, net	340,550	348,562
Total Safety-Kleen	652,786	655,732

Total	$958,897	$956,064

The following table presents the total assets by reportable segment (in thousands):

	June 30, 2019	December 31, 2018
Environmental Services	$1,756,818	$1,640,706
Safety-Kleen	1,513,920	1,431,381
Corporate Items	684,583	666,234
Total	$3,955,321	$3,738,321

The following table presents the total assets by geographical area (in thousands):

	June 30, 2019	December 31, 2018
United States	$3,270,464	$3,090,311
Canada	684,857	648,010
Total	$3,955,321	$3,738,321

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” “may,” “likely” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019, under Item 1A, “Risk Factors,” included in Part II—Other Information in this report, and in other documents we file from time to time with the SEC.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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

Highlights

Total revenues for the three and six months ended June 30, 2019 were $868.7 million and $1,649.5 million compared with $849.1 million and $1,598.9 million for the three and six months ended June 30, 2018. In the three and six months ended June 30, 2019, our Environmental Services segment increased direct revenues 1.5% and 4.4% from the comparable periods in 2018 primarily due to continued improvements in average pricing driven by a more profitable mix of waste streams primarily from chemical and manufacturing customers. Incremental revenues resulting from our acquisition of the U.S. Industrial Cleaning Business of Veolia Environmental Services North America LLC (the "Veolia Business") in February 2018 also contributed to the increase in revenue for the six months ended June 30, 2019. In the three and six months ended June 30, 2019, our Safety-Kleen segment increased direct revenues 3.9% and 1.1% from the comparable periods in 2018 as a result of continued growth across Safety-Kleen's core service offerings and our blended oil sales. The fluctuation of the Canadian dollar negatively impacted our consolidated revenues by $5.0 million and $11.6 million in the three and six months ended June 30, 2019.

We reported income from operations for the three and six months ended June 30, 2019 of $73.0 million and $96.8 million compared with $64.4 million and $75.3 million in the three and six months ended June 30, 2018. We reported net income for the three and six months ended June 30, 2019 of $36.2 million and $37.2 million compared with net income of $30.7 million and $18.1 million in the three and six months ended June 30, 2018.

Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 7.4% to $149.8 million in the three months ended June 30, 2019 from $139.6 million in the three months ended June 30, 2018 and increased 10.4% to $251.5 million in the six months ended June 30, 2019 from $227.8 million in the six months ended June 30, 2018. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the six months ended June 30, 2019 was $138.5 million, an increase of $8.8 million from the comparable period in 2018. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $27.5 million in the six months ended June 30, 2019, compared to $38.2 million in the comparable period of 2018. The decrease in adjusted free cash flow as compared to the comparable period of 2018 was most directly attributable to increased capital spending through the first half of 2019 offset by greater levels of operating income. During the most recent three-month period ended June 30, 2019 adjusted free cash flow was $52.4 million as compared to $29.7 million in the same period of 2018. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."
Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands).

	Summary of Operations (in thousands)
	For the Three Months Ended				For the Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change
Direct Revenues(1):
Environmental Services	$563,076	$554,814	$8,262	1.5%	$1,072,098	$1,027,261	$44,837	4.4%
Safety-Kleen	305,984	294,435	11,549	3.9	578,461	572,399	6,062	1.1
Corporate Items	(382)	(109)	(273)	N/M	(1,042)	(742)	(300)	N/M
Total	868,678	849,140	19,538	2.3	1,649,517	1,598,918	50,599	3.2
Cost of Revenues(2):
Environmental Services	400,306	401,840	(1,534)	(0.4)	785,413	772,400	13,013	1.7
Safety-Kleen	189,053	181,494	7,559	4.2	369,419	359,231	10,188	2.8
Corporate Items	5,574	250	5,324	N/M	4,465	(1,622)	6,087	N/M
Total	594,933	583,584	11,349	1.9	1,159,297	1,130,009	29,288	2.6
Selling, General & Administrative Expenses:
Environmental Services	44,902	43,775	1,127	2.6	79,307	84,245	(4,938)	(5.9)
Safety-Kleen	37,472	39,872	(2,400)	(6.0)	74,790	78,215	(3,425)	(4.4)
Corporate Items	41,546	42,348	(802)	(1.9)	84,635	78,623	6,012	7.6
Total	123,920	125,995	(2,075)	(1.6)	238,732	241,083	(2,351)	(1.0)
Adjusted EBITDA:
Environmental Services	117,868	109,199	8,669	7.9	207,378	170,616	36,762	21.5
Safety-Kleen	79,459	73,069	6,390	8.7	134,252	134,953	(701)	(0.5)
Corporate Items	(47,502)	(42,707)	(4,795)	(11.2)	(90,142)	(77,743)	(12,399)	15.9
Total	$149,825	$139,561	$10,264	7.4%	$251,488	$227,826	$23,662	10.4%
_____________________
N/M = not meaningful

(1)	Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Direct revenues	$563,076	$554,814	$8,262	1.5%	$1,072,098	$1,027,261	$44,837	4.4%
Environmental Services direct revenues for the three months ended June 30, 2019 increased $8.3 million from the comparable period in 2018 primarily due to increased levels of higher priced waste streams disposed of in our network of facilities. These pricing strategies and positive mix factors more than offset reductions in our incinerator utilization and landfill volume. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 81.7% for the three months ended June 30, 2019, compared with 89.8% in the comparable period of 2018. The decrease in utilization rate in the three months ended June 30, 2019 from the comparable period in 2018 was primarily due to a high number of down days during the current quarter for maintenance-related turnarounds at our incinerator facilities. The high number of down days also resulted in an increased level of deferred revenue at the end of the current quarter. We expect fewer down days during the second half of 2019 as compared to the second half of 2018. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $3.7 million.
Environmental Services direct revenues for the six months ended June 30, 2019 increased $44.8 million from the comparable period in 2018. Incremental revenues from the comparable period in 2018 were generated by the Veolia Business, which we acquired on February 23, 2018, as well as increased levels of higher priced waste streams disposed of in our network of facilities. The utilization rate at our incinerators on a practical capacity of 561,721 tons was 79.2% for the six months ended June 30, 2019, compared with 88.5% in the comparable period of 2018. The decrease in utilization rate in the six months ended June 30, 2019 from the comparable period in 2018 was primarily due to a high number of down days at our Deer Park facility during the first quarter which was attributable to a fire at a neighboring facility, as well as additional down days during the second quarter. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $8.4 million.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Direct revenues	$305,984	$294,435	$11,549	3.9%	$578,461	$572,399	$6,062	1.1%
Safety-Kleen direct revenues for the three months ended June 30, 2019 increased $11.5 million from the comparable period in 2018 primarily due to growth in the Safety Kleen branch network’s core service offerings, including handling of containerized waste and vacuum services which accounted for $7.1 million of incremental revenues from the comparable period in 2018. Also contributing to the increase in direct revenue as compared to prior year was an incremental $3.6 million of blended oil sales and $1.4 million of revenue related to the collection of used motor oil. Inclusive in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $1.3 million.

Safety-Kleen direct revenues for the six months ended June 30, 2019 increased $6.1 million from the comparable period in 2018 due to growth in the business' core service offerings as well as higher blended oil sales. Revenue generated through the Safety-Kleen branch network's core service offerings accounted for $12.9 million of incremental revenues. Also contributing to the incremental revenue from the comparable period in 2018 was an increase in blended oil sales of $8.0 million due to higher volume and a $2.5 million increase in revenue from used motor oil collections. These increases were partially offset by a $12.7 million decrease due to lower volumes of our base oil sales and a reduction in base oil pricing. Inclusive in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $3.0 million.

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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	Change	% Change	2019	2018	Change	% Change
Cost of revenues	$400,306	$401,840	$(1,534)	(0.4)%	$785,413	$772,400	$13,013	1.7%
As a % of Direct Revenue	71.1%	72.4%	(1.3)%	(1.8)%	73.3%	75.2%	(1.9)%	(2.5)%
Environmental Services cost of revenues for the three months ended June 30, 2019 decreased $1.5 million from the comparable period in 2018 primarily due to reduced labor and benefit related costs of $3.2 million and transportation and outside disposal costs of $0.9 million resulting from cost saving initiatives. These reductions were partially offset by increased equipment and supply costs of $3.2 million. As a percentage of direct revenues, these costs decreased as a result of greater leverage of our fixed costs and higher revenue levels during the three months ended June 30, 2019.
Environmental Services cost of revenues for the six months ended June 30, 2019 increased $13.0 million from the comparable period in 2018 primarily due to increased labor and benefit related costs of $5.6 million, transportation and outside disposal costs of $2.5 million and equipment and supply cost of $1.8 million. As a percentage of direct revenues, these costs decreased 2.5% as a result of incremental revenues which outpaced the increase in costs during the six months ended June 30, 2019.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	Change	% Change	2019	2018	Change	% Change
Cost of revenues	$189,053	$181,494	$7,559	4.2%	$369,419	$359,231	$10,188	2.8%
As a % of Direct Revenue	61.8%	61.6%	0.2%	0.3%	63.9%	62.8%	1.1%	1.8%
Safety-Kleen cost of revenues for the three months ended June 30, 2019 increased $7.6 million from the comparable period in 2018 primarily due to increased raw material costs of $3.5 million, labor related costs of $2.9 million and transportation costs of $1.7 million. These increases were partially offset by decreased equipment and supply costs of $1.0 million. The increase in cost of revenues from the comparable period in prior year was consistent with the growth of our core service offerings and blended oil sales. Cost as a percentage of direct revenue remained consistent with the comparable period of 2018.
Safety-Kleen cost of revenues for the six months ended June 30, 2019 increased $10.2 million from the comparable period in 2018 primarily due to increased raw material costs of $6.1 million and labor related cost of $3.3 million. These increases in cost of revenues were consistent with the growth of our core service offerings and blended oil sales. Cost as a percentage of direct revenue increased over the comparable period of 2018 due to these increased costs, which outpaced the increase in revenue.
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

Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	Change	% Change	2019	2018	Change	% Change
SG&A	$44,902	$43,775	$1,127	2.6%	$79,307	$84,245	$(4,938)	(5.9)%
As a % of Direct Revenue	8.0%	7.9%	0.1%	1.3%	7.4%	8.2%	(0.8)%	(9.8)%
Environmental Services selling, general and administrative expenses for the three months ended June 30, 2019 increased $1.1 million from the comparable period in 2018 due to increases in salary, benefits and variable compensation related costs, which are consistent with the growth of the business for the three months ended June 30, 2019 as compared to June 30, 2018. As a percentage of direct revenue, SG&A costs remained consistent with the comparable period in 2018. We expect this trend to continue through the remainder of the year as revenues continue to exceed prior year levels.
Environmental Services selling, general and administrative expenses for the six months ended June 30, 2019 decreased $4.9 million from the comparable period in 2018 due to a $5.5 million favorable resolution of litigation and a $5.4 million reduction in bad debt expense resulting from the recovery of certain trade receivables, which were fully reserved in 2018. These decreases were partially offset by increases in salary, benefits and variable compensation related costs of $4.8 million, which are consistent with the growth of the business, for the six months ended June 30, 2019 as compared to June 30, 2018.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	Change	% Change	2019	2018	Change	% Change
SG&A	$37,472	$39,872	$(2,400)	(6.0)%	$74,790	$78,215	$(3,425)	(4.4)%
As a % of Direct Revenue	12.2%	13.5%	(1.3)%	(9.6)%	12.9%	13.7%	(0.8)%	(5.8)%
Safety-Kleen selling, general and administrative expenses for the three and six months ended June 30, 2019 decreased $2.4 million and $3.4 million, respectively, from the comparable periods in 2018 primarily due to lower headcount and related costs resulting from cost saving initiatives. As a percentage of direct revenue, selling, general and administrative expenses decreased with the comparable periods in 2018 as a result of lower costs and increased revenues generated by the business.
Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
SG&A	$41,546	$42,348	$(802)	(1.9)%	$84,635	$78,623	$6,012	7.6%
Corporate Items selling, general and administrative expenses for the three months ended June 30, 2019 decreased $0.8 million from the comparable period in 2018 primarily due to a reduction in professional fees.
Corporate Items selling, general and administrative expenses for the six months ended June 30, 2019 increased $6.0 million from the comparable period in 2018 primarily due to our increased investment in our employees. During the six months ended June 30, 2019, salary and benefit-related costs increased by $4.8 million and stock-based compensation increased by $3.0 million from the comparable period in 2018. These increases were partially offset by a $2.3 million reduction in professional fees. For the full year, we expect Corporate Items SG&A expenses to be slightly higher than 2018.
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

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$117,868	$109,199	$8,669	7.9%	$207,378	$170,616	$36,762	21.5%
Safety-Kleen	79,459	73,069	6,390	8.7	134,252	134,953	(701)	(0.5)
Corporate Items	(47,502)	(42,707)	(4,795)	(11.2)	(90,142)	(77,743)	(12,399)	(15.9)
Total	$149,825	$139,561	$10,264	7.4%	$251,488	$227,826	$23,662	10.4%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$36,244	$30,747	$37,220	$18,116
Accretion of environmental liabilities	2,560	2,448	5,134	4,878
Depreciation and amortization	74,217	72,760	149,572	147,604
Other expense (income), net	564	(846)	(2,419)	(547)
Interest expense, net of interest income	20,215	20,769	39,979	41,039
Provision for income taxes	16,025	13,683	22,002	16,736
Adjusted EBITDA	$149,825	$139,561	$251,488	$227,826
As a % of Direct Revenue	17.2%	16.4%	15.2%	14.2%

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Depreciation of fixed assets and amortization of landfills and finance lease	$65,523	$64,191	$1,332	2.1%	$131,394	$129,791	$1,603	1.2%
Permits and other intangibles amortization	8,694	8,569	125	1.5	18,178	17,813	365	2.0
Total depreciation and amortization	$74,217	$72,760	$1,457	2.0%	$149,572	$147,604	$1,968	1.3%

Depreciation and amortization for the three months ended June 30, 2019 increased by $1.5 million from the comparable period in 2018 primarily due to an increase in capital spending.
Depreciation and amortization for the six months ended June 30, 2019 increased by $2.0 million from the comparable period in 2018 due to incremental depreciation from acquisitions and increased capital spending, partially offset by lower volumes at our landfills in 2019, which reduced landfill amortization.
Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2019 over 2018		June 30,		2019 over 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision for income taxes	$16,025	$13,683	$2,342	17.1%	$22,002	$16,736	$5,266	31.5%
The provision for income taxes for the three and six months ended June 30, 2019 increased $2.3 million and $5.3 million, respectively, from the comparable periods in 2018. The increase in the three and six months ended June 30, 2019 was primarily due to increased taxable income in the United States. Our effective tax rate for the three and six months ended June 30, 2019 was 30.7% and 37.2%, respectively, compared to 30.8% and 48.0%, respectively, for the same periods in 2018.
For the six months ended June 30, 2019, we did not record $4.8 million of income tax benefits generated from losses at certain of our Canadian entities. This compares to $6.1 million of income tax benefits generated in the comparable period of 2018 which also were not recorded in that period's income tax provision.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net cash from operating activities	$138,470	$129,670
Net cash used in investing activities	(139,868)	(216,141)
Net cash used in financing activities	(23,793)	(33,928)
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2019 was $138.5 million, an increase of $8.8 million from the comparable period in 2018. The increase in operating cash flows as compared to the comparable period of 2018 was mostly attributable to greater levels of operating income. We believe that net cash from operating activities for 2019 will continue to improve year-over-year as we continue to generate higher earnings.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2019 was $139.9 million, a decrease of $76.3 million from the comparable period in 2018. The change was primarily driven by a decrease in cash paid for acquisitions, which was greater during the six months ended June 30, 2018 due to the acquisition of the Veolia Business on February 23, 2018. This decrease was partially offset by increased capital expenditure levels, net of disposals, which we expect to be approximately $200.0 million by the end of 2019.
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2019 was $23.8 million, a decrease of $10.1 million from the comparable period in 2018. The change was primarily due to a decrease in repurchases of common stock, which was partially offset by an increase in tax payments related to withholdings on vested restricted stock and quarterly principal payments on debt as a result of the expansion of our Term Loan Agreement in the third quarter of 2018.
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
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash from operating activities	$138,470	$129,670
Additions to property, plant and equipment	(118,372)	(94,139)
Proceeds from sale and disposal of fixed assets	7,389	2,641
Adjusted free cash flow	$27,487	$38,172
Working Capital
At June 30, 2019, cash and cash equivalents and marketable securities totaled $259.7 million, compared to $279.4 million at December 31, 2018. At June 30, 2019, cash and cash equivalents held by our foreign subsidiaries totaled $72.8 million and were readily convertible into other currencies including U.S. dollars. At June 30, 2019, the cash and cash equivalents and marketable securities balance for our U.S. operations was $186.9 million, and our U.S. operations had net operating cash flows of $131.0 million for the six months ended June 30, 2019. Additionally, we have a $400.0 million revolving credit facility of which approximately $217.0 million was available to borrow at June 30, 2019. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their current liquidity needs.
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
Financing Arrangements
Financing arrangements are discussed in Note 11, “Financing Arrangements,” to our consolidated financial statements included in this report. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of June 30, 2019, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
As discussed in Note 11, “Financing Arrangements,” to our consolidated financial statements, we refinanced a portion of our debt portfolio in July 2019 whereby the $845.0 million of previously outstanding 5.125% senior unsecured notes due 2021 were replaced by $545.0 million of 4.875% unsecured senior notes due 2027 and $300.0 million 5.125% unsecured senior notes due 2029.

Environmental Liabilities

(in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Closure and post-closure liabilities	$75,830	$69,931	$5,899	8.4%
Remedial liabilities	118,275	121,017	(2,742)	(2.3)
Total environmental liabilities	$194,105	$190,948	$3,157	1.7%
Total environmental liabilities as of June 30, 2019 were $194.1 million, an increase of $3.2 million compared to December 31, 2018 primarily due to accretion of $5.1 million, changes in environmental liability estimates recorded to the balance sheet of $2.8 million and new asset retirement obligations and liabilities assumed in acquisitions of $1.3 million, partially offset by expenditures of $6.1 million.
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
Critical Accounting Policies and Estimates
There were no material changes in the first six months of 2019 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018. New accounting policies adopted during the quarter are described in Note 2, "Significant Accounting Policies," to our unaudited consolidated financial statements included in this report.
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2019 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the six months ended June 30, 2019, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2019 through April 30, 2019	17,702	$72.01	—	$299,748,915
May 1, 2019 through May 31, 2019	18,059	$65.30	17,500	$298,609,241
June 1, 2019 through June 30, 2019	78,192	$66.50	56,500	$294,800,437
Total	113,953	$67.17	74,000	$294,800,437
______________________

(1)	Includes 39,953 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under the Company's equity incentive plans.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

(3)
Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. During April 2018, we implemented a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Future repurchases will be made under the Rule 10b5-1 plan as well as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	July 31, 2019

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	July 31, 2019