Form 10-Q
period 2019-09-30
CLEAN HARBORS INC
filed 2019-10-30
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 25, 2019 was 55,809,048

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$282,233	$226,507
Short-term marketable securities	46,877	52,856
Accounts receivable, net of allowances aggregating $37,998 and $44,315, respectively	641,667	606,952
Unbilled accounts receivable	58,842	54,794
Deferred costs	21,939	18,770
Inventories and supplies	210,827	199,479
Prepaid expenses and other current assets	38,199	42,800
Total current assets	1,300,584	1,202,158
Property, plant and equipment, net	1,593,993	1,561,978
Other assets:
Operating lease right-of-use assets	164,302	—
Goodwill	524,581	514,189
Permits and other intangibles, net	425,863	441,875
Other	12,539	18,121
Total other assets	1,127,285	974,185
Total assets	$4,021,862	$3,738,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$7,535
Accounts payable	277,545	276,461
Deferred revenue	73,157	61,843
Accrued expenses	253,455	233,405
Current portion of closure, post-closure and remedial liabilities	26,986	23,034
Current portion of operating lease liabilities	41,364	—
Total current liabilities	680,042	602,278
Other liabilities:
Closure and post-closure liabilities, less current portion of $9,896 and $9,592, respectively	64,263	60,339
Remedial liabilities, less current portion of $17,090 and $13,442, respectively	100,179	107,575
Long-term obligations, less current portion	1,555,257	1,565,021
Operating lease liabilities, less current portion	122,668	—
Deferred taxes, unrecognized tax benefits and other long-term liabilities	263,658	233,352
Total other liabilities	2,106,025	1,966,287
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $.01 par value:
Authorized 80,000,000 shares; issued and outstanding 55,807,524 and 55,847,261 shares, respectively	558	558
Additional paid-in capital	648,184	655,415
Accumulated other comprehensive loss	(223,690)	(223,371)
Accumulated earnings	810,743	737,154
Total stockholders’ equity	1,235,795	1,169,756
Total liabilities and stockholders’ equity	$4,021,862	$3,738,321
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$739,919	$685,183	$2,111,662	$2,001,681
Product revenues	151,749	157,998	429,523	440,418
Total revenues	891,668	843,181	2,541,185	2,442,099
Cost of revenues: (exclusive of items shown separately below)
Service revenues	496,005	464,612	1,439,717	1,385,684
Product revenues	116,749	116,073	332,334	325,010
Total cost of revenues	612,754	580,685	1,772,051	1,710,694
Selling, general and administrative expenses	122,301	121,219	361,033	362,302
Accretion of environmental liabilities	2,490	2,450	7,624	7,328
Depreciation and amortization	73,756	73,082	223,328	220,686
Income from operations	80,367	65,745	177,149	141,089
Other (expense) income, net	(427)	(996)	1,992	(449)
Loss on early extinguishment of debt	(6,119)	(2,469)	(6,119)	(2,469)
Interest expense, net of interest income of $1,152, $736, $2,981 and $2,086, respectively	(19,702)	(19,916)	(59,681)	(60,955)
Income before provision for income taxes	54,119	42,364	113,341	77,216
Provision for income taxes	17,750	11,275	39,752	28,011
Net income	$36,369	$31,089	$73,589	$49,205
Earnings per share:
Basic	$0.65	$0.55	$1.32	$0.88
Diluted	$0.65	$0.55	$1.31	$0.87
Shares used to compute earnings per share - Basic	55,850	56,059	55,858	56,222
Shares used to compute earnings per share - Diluted	56,165	56,291	56,109	56,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$36,369	$31,089	$73,589	$49,205
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sale securities (net of tax of $2, $7, $60 and $95, respectively)	9	(932)	(84)	(1,138)
Reclassification adjustment for losses on available-for-sale securities included in net income	—	—	332	—
Unrealized loss on interest rate hedge	(3,865)	(310)	(17,896)	(310)
Reclassification adjustment for losses on interest rate hedge included in net income	614	—	1,369	—
Foreign currency translation adjustments (including a tax benefit of $5.6 million in the nine months ended September 30, 2018)	(6,177)	9,832	15,960	(11,650)
Other comprehensive (loss) income	(9,419)	8,590	(319)	(13,098)
Comprehensive income	$26,950	$39,679	$73,270	$36,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$73,589	$49,205
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	223,328	220,686
Allowance for doubtful accounts	(745)	6,869
Amortization of deferred financing costs and debt discount	2,908	2,841
Accretion of environmental liabilities	7,624	7,328
Changes in environmental liability estimates	(585)	(301)
Deferred income taxes	(973)	61
Other (income) expense, net	(1,992)	449
Stock-based compensation	14,664	10,726
Loss on early extinguishment of debt	6,119	2,469
Environmental expenditures	(12,804)	(7,238)
Changes in assets and liabilities, net of acquisitions
Accounts receivable and unbilled accounts receivable	(31,408)	(76,249)
Inventories and supplies	(11,982)	(20,534)
Other current and non-current assets	(5,425)	(523)
Accounts payable	3,035	22,041
Other current and long-term liabilities	19,322	29,385
Net cash from operating activities	284,675	247,215
Cash flows used in investing activities:
Additions to property, plant and equipment	(174,533)	(150,722)
Proceeds from sale and disposal of fixed assets	8,948	6,111
Acquisitions, net of cash acquired	(29,479)	(151,023)
Additions to intangible assets including costs to obtain or renew permits	(2,896)	(3,500)
Proceeds from sale of available-for-sale securities	41,612	20,123
Purchases of available-for-sale securities	(30,761)	(20,471)
Net cash used in investing activities	(187,109)	(299,482)
Cash flows used in financing activities:
Change in uncashed checks	(3,516)	(3,476)
Tax payments related to withholdings on vested restricted stock	(5,505)	(2,566)
Repurchases of common stock	(16,390)	(33,581)
Deferred financing costs paid	(10,053)	(3,938)
Premiums paid on early extinguishment of debt	(2,689)	(1,219)
Payments on finance lease	(327)	—
Principal payments on debt	(850,652)	(403,884)
Issuance of unsecured senior notes	845,000	—
Issuance of secured senior notes, net of discount	—	348,250
Borrowing from revolving credit facility	—	50,000
Net cash used in financing activities	(44,132)	(50,414)
Effect of exchange rate change on cash	2,292	(1,221)
Increase (decrease) in cash and cash equivalents	55,726	(103,902)
Cash and cash equivalents, beginning of period	226,507	319,399
Cash and cash equivalents, end of period	$282,233	$215,497
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$52,440	$58,312
Income taxes paid	23,797	16,071
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	42,105	—
Operating cash flows from finance lease	979	—
Financing cash flows from finance lease	327	—
Non-cash investing activities:
Property, plant and equipment accrued	14,875	13,834
ROU assets obtained in exchange for new operating lease liabilities	8,008	—
ROU assets obtained in exchange for new finance lease liabilities	31,011	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	55,847	$558	$655,415	$(223,371)	$737,154	$1,169,756
Net income	—	—	—	—	976	976
Other comprehensive income	—	—	—	4,024	—	4,024
Stock-based compensation	—	—	5,809	—	—	5,809
Issuance of restricted shares, net of shares remitted and tax withholdings	78	1	(2,277)	—	—	(2,276)
Repurchases of common stock	(97)	(1)	(6,323)	—	—	(6,324)
Balance at March 31, 2019	55,828	558	652,624	(219,347)	738,130	1,171,965
Net income	—	—	—	—	36,244	36,244
Other comprehensive income	—	—	—	5,076	—	5,076
Stock-based compensation	—	—	3,834	—	—	3,834
Issuance of restricted shares, net of shares remitted and tax withholdings	105	1	(2,705)	—	—	(2,704)
Repurchases of common stock	(74)	—	(4,948)	—	—	(4,948)
Balance at June 30, 2019	55,859	559	648,805	(214,271)	774,374	1,209,467
Net income	—	—	—	—	36,369	36,369
Other comprehensive loss	—	—	—	(9,419)	—	(9,419)
Stock-based compensation	—	—	5,021	—	—	5,021
Issuance of restricted shares, net of shares remitted and tax withholdings	17	—	(525)	—	—	(525)
Repurchases of common stock	(68)	(1)	(5,117)	—	—	(5,118)
Balance at September 30, 2019	55,808	$558	$648,184	$(223,690)	$810,743	$1,235,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2018	56,501	$565	$686,962	$(172,407)	$673,082	$1,188,202
Cumulative effect of change in accounting principle	—	—	—	—	(1,564)	(1,564)
Net loss	—	—	—	—	(12,631)	(12,631)
Other comprehensive loss	—	—	—	(16,746)	—	(16,746)
Stock-based compensation	—	—	3,077	—	—	3,077
Issuance of restricted shares, net of shares remitted and tax withholdings	24	—	(548)	—	—	(548)
Repurchases of common stock	(280)	(3)	(14,261)	—	—	(14,264)
Balance at March 31, 2018	56,245	562	675,230	(189,153)	658,887	1,145,526
Net income	—	—	—	—	30,747	30,747
Other comprehensive loss	—	—	—	(4,942)	—	(4,942)
Stock-based compensation	—	—	3,562	—	—	3,562
Issuance of restricted shares, net of shares remitted and tax withholdings	94	1	(1,628)	—	—	(1,627)
Repurchases of common stock	(252)	(2)	(12,216)	—	—	(12,218)
Balance at June 30, 2018	56,087	561	664,948	(194,095)	689,634	1,161,048
Net income	—	—	—	—	31,089	31,089
Other comprehensive income	—	—	—	8,590	—	8,590
Stock-based compensation	—	—	4,087	—	—	4,087
Issuance of restricted shares, net of shares remitted and tax withholdings	15	—	(391)	—	—	(391)
Repurchases of common stock	(104)	(1)	(7,098)	—	—	(7,099)
Balance at September 30, 2018	55,998	$560	$661,546	$(185,505)	$720,723	$1,197,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Disaggregation of Revenue
The following table presents the Company’s third-party revenues disaggregated by revenue source (in thousands):

	For the Three Months Ended September 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$450,638	$313,979	$(265)	$764,352
Canada	99,484	27,438	394	127,316
Total third-party revenues	$550,122	$341,417	$129	$891,668

Sources of Revenue (1)
Technical Services	$292,506	$—	$—	$292,506
Field and Emergency Response Services	95,546	—	—	95,546
Industrial Services	131,855	—	—	131,855
Oil, Gas and Lodging Services and Other	30,215	—	129	30,344
Safety-Kleen Environmental Services	—	217,439	—	217,439
Safety-Kleen Oil (2)	—	123,978	—	123,978
Total third-party revenues	$550,122	$341,417	$129	$891,668

	For the Three Months Ended September 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$410,792	$307,497	$(66)	$718,223
Canada	98,021	26,404	533	124,958
Total third-party revenues	$508,813	$333,901	$467	$843,181

Sources of Revenue (1)
Technical Services	$264,769	$—	$—	$264,769
Field and Emergency Response Services	77,025	—	—	77,025
Industrial Services	134,323	—	—	134,323
Oil, Gas and Lodging Services and Other	32,696	—	467	33,163
Safety-Kleen Environmental Services	—	200,681	—	200,681
Safety-Kleen Oil (2)	—	133,220	—	133,220
Total third-party revenues	$508,813	$333,901	$467	$843,181

	For the Nine Months Ended September 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,270,556	$917,240	$531	$2,188,327
Canada	279,558	72,906	394	352,858
Total third-party revenues	$1,550,114	$990,146	$925	$2,541,185

Sources of Revenue (1)
Technical Services	$820,333	$—	$—	$820,333
Field and Emergency Response Services	253,894	—	—	253,894
Industrial Services	383,964	—	—	383,964
Oil, Gas and Lodging Services and Other	91,923	—	925	92,848
Safety-Kleen Environmental Services	—	640,956	—	640,956
Safety-Kleen Oil (2)	—	349,190	—	349,190
Total third-party revenues	$1,550,114	$990,146	$925	$2,541,185

	For the Nine Months Ended September 30, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,162,891	$901,198	$442	$2,064,531
Canada	305,526	71,336	706	377,568
Total third-party revenues	$1,468,417	$972,534	$1,148	$2,442,099

Sources of Revenue (1)
Technical Services	$758,081	$—	$—	$758,081
Field and Emergency Response Services	223,052	—	—	223,052
Industrial Services	399,132	—	—	399,132
Oil, Gas and Lodging Services and Other	88,152	—	1,148	89,300
Safety-Kleen Environmental Services	—	594,876	—	594,876
Safety-Kleen Oil (2)	—	377,658	—	377,658
Total third-party revenues	$1,468,417	$972,534	$1,148	$2,442,099

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
Contract Balances

(in thousands)	September 30, 2019	December 31, 2018
Receivables	$641,667	$606,952
Contract assets (unbilled receivables)	58,842	54,794
Contract liabilities (deferred revenue)	73,157	61,843

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets. Contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. The contract liability balances at the beginning of each period presented were fully recognized in the subsequent three-month period.
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
(4) BUSINESS COMBINATIONS
2019 Acquisitions
On May 31, 2019, the Company acquired a privately-owned business which expands the environmental services and hazardous materials management services of the Company for $14.9 million. The acquired company is included in the Environmental Services segment. In connection with this acquisition, a preliminary goodwill amount of $7.5 million was recognized.

On March 1, 2019, the Company acquired certain assets of a privately-owned business for $10.4 million. The acquired business complements the Safety-Kleen segment's core service offerings, such as used motor oil collection, parts washers, oil filter recycling and vacuum services. In connection with this acquisition, a preliminary goodwill amount of $5.2 million was recognized.
2018 Acquisitions
On August 31, 2018, the Company acquired a privately-owned business which expands the environmental services and waste oil capabilities of the Company for a $26.7 million purchase price, net of cash. The acquired company is included in the Safety-Kleen and Environmental Services segments. In connection with this acquisition, a goodwill amount of $12.3 million was recognized. The results of operations of this acquired business were not material in 2019.
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
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Oil and oil products	$75,171	$70,823
Supplies and drums	112,220	104,609
Solvent and solutions	9,905	10,657
Other	13,531	13,390
Total inventories and supplies	$210,827	$199,479

Supplies and drums consisted primarily of drums and containers used in providing the Company's products and services as well as critical spare parts to support the Company's incinerator and re-refinery operations. Other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$134,809	$123,734
Asset retirement costs (non-landfill)	15,349	15,148
Landfill assets	172,453	154,918
Buildings and improvements (1)	485,686	440,188
Camp equipment	156,786	152,998
Vehicles	786,575	721,735
Equipment	1,745,483	1,697,490
Furniture and fixtures	5,373	5,453
Construction in progress	37,290	20,931
	3,539,804	3,332,595
Less - accumulated depreciation and amortization	1,945,811	1,770,617
Total property, plant and equipment, net	$1,593,993	$1,561,978
________________
(1) September 30, 2019 balance inclusive of ROU assets classified as finance leases.
Interest in the amount of $0.1 million and $0.3 million was capitalized to property, plant and equipment during the three and nine months ended September 30, 2019, respectively. Interest in the amount of $0.1 million and $0.5 million was capitalized to property, plant and equipment during the three and nine months ended September 30, 2018, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $65.3 million and $196.7 million for the three and nine months ended September 30, 2019, respectively. Depreciation expense, inclusive of landfill amortization, was $64.9 million and $194.7 million for the three and nine months ended September 30, 2018, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2019 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2019	$207,019	$307,170	$514,189
Increase from current period acquisitions	7,514	5,225	12,739
Measurement period adjustments from prior period acquisitions	(2,675)	(1,355)	(4,030)
Foreign currency translation	780	903	1,683
Balance at September 30, 2019	$212,638	$311,943	$524,581

The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value.
As of September 30, 2019 and December 31, 2018, the Company's total intangible assets consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$182,667	$84,899	$97,768	$177,583	$79,358	$98,225
Customer and supplier relationships	400,498	200,766	199,732	393,487	179,824	213,663
Other intangible assets	37,932	32,329	5,603	37,262	29,743	7,519
Total amortizable permits and other intangible assets	621,097	317,994	303,103	608,332	288,925	319,407
Trademarks and trade names	122,760	—	122,760	122,468	—	122,468
Total permits and other intangible assets	$743,857	$317,994	$425,863	$730,800	$288,925	$441,875

Amortization expense of permits and other intangible assets was $8.4 million and $26.6 million in the three and nine months ended September 30, 2019, respectively. Amortization expense of permits and other intangible assets was $8.1 million and $26.0 million in the three and nine months ended September 30, 2018, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2019 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2019 (three months)	$8,305
2020	31,942
2021	28,667
2022	28,406
2023	24,193
Thereafter	181,590
$303,103

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Insurance	$69,641	$70,217
Interest	10,605	3,930
Compensation and benefits	69,369	77,881
Income, real estate, sales and other taxes	40,306	25,670
Other	63,534	55,707
	$253,455	$233,405

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2019 through September 30, 2019 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2019	$37,809	$32,122	$69,931
Liabilities assumed in acquisitions	—	220	220
New asset retirement obligations	1,644	—	1,644
Accretion	2,113	2,100	4,213
Changes in estimates recorded to statement of operations	—	142	142
Changes in estimates recorded to balance sheet	3,803	—	3,803
Expenditures	(4,310)	(1,795)	(6,105)
Currency translation and other	142	169	311
Balance at September 30, 2019	$41,201	$32,958	$74,159

All the landfill facilities included in the above were active as of September 30, 2019. In the nine months ended September 30, 2019, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first nine months of 2019 were discounted at the credit-adjusted risk-free rate of 6.02%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2019 through September 30, 2019 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2019	$1,838	$65,315	$53,864	$121,017
Accretion	66	2,002	1,343	3,411
Changes in estimates recorded to statement of operations	23	(100)	(650)	(727)
Expenditures	(44)	(3,658)	(2,997)	(6,699)
Currency translation and other	—	18	249	267
Balance at September 30, 2019	$1,883	$63,577	$51,809	$117,269

In the nine months ended September 30, 2019, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Obligations:	September 30, 2019	December 31, 2018
Secured senior term loans ("Term Loans")	$7,535	$7,535

Long-Term Obligations:
Secured senior Term Loans due June 30, 2024	$729,045	$734,697
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	—
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	—
Unsecured senior notes, at 5.125%, due June 1, 2021 ("2021 Notes")	—	845,000
Long-term obligations, at par	$1,574,045	$1,579,697
Unamortized debt issuance costs and premium, net	(18,788)	(14,676)
Long-term obligations, at carrying value	$1,555,257	$1,565,021

Financing Activities
On July 2, 2019, the Company completed a private placement of $545.0 million aggregate principal amount of 2027 Notes and $300.0 million aggregate principal amount of 2029 Notes (collectively, the "New Notes").
The 2027 Notes will mature on July 15, 2027, and the 2029 Notes will mature on July 15, 2029. Interest payments on each series of the New Notes will be paid semiannually on January 15 and July 15, commencing on January 15, 2020.
The Company also maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balance as of September 30, 2019 and December 31, 2018. At September 30, 2019, approximately $231.1 million was available to borrow and outstanding letters of credit were $147.2 million. At December 31, 2018, $235.4 million was available to borrow and outstanding letters of credit were $130.1 million.
The Company may redeem all or any portion of the 2027 Notes prior to July 15, 2022 or the 2029 Notes prior to July 15, 2024 at a redemption price equal to 100% of the principal amount redeemed plus a make whole premium as of the date of redemption including accrued and unpaid interest, if any, up to the date of redemption. Additionally, prior to July 15, 2022 for the 2027 Notes and July 15, 2024 for the 2029 Notes, the Company may use cash proceeds of one or more equity offerings to redeem up to 35% in aggregate principal of the 2027 Notes or the 2029 Notes at a redemption price equal to 104.875% or 105.125%, respectively, plus accrued and unpaid interest thereon, if any, up to the date of redemption.
After the dates in the preceding paragraph, the Company may redeem all or any portion of the New Notes which remain outstanding at any time upon proper notice at the following redemption prices if redeemed during the twelve-month period commencing on July 15 of the years set forth below plus accrued and unpaid interest, if any, up to the date of redemption:

2027 Notes

Year	Percentage
2022	102.438%
2023	101.219%
2024 and thereafter	100.000%
2029 Notes

Year	Percentage
2024	102.563%
2025	101.281%
2026 and thereafter	100.000%

The New Notes and the related indenture contain various customary non-financial covenants and are guaranteed by substantially all of the Company’s current and future domestic subsidiaries.
Concurrently with the closing of the New Notes on July 2, 2019, the Company purchased, using a portion of the net proceeds from the sale of the New Notes, an aggregate principal amount of $701.0 million of the 2021 Notes. The total amount paid in purchasing the 2021 Notes was $706.2 million including $3.1 million of accrued interest. On July 17, 2019, the Company redeemed the remaining $144.0 million outstanding 2021 Notes, including $0.9 million of accrued interest, using the remaining net proceeds from the sale of the New Notes and available cash. In connection with this early repurchase and redemption of the 2021 Notes, the Company recorded a loss on early extinguishment of debt of $6.1 million during the three months ended September 30, 2019. With the repurchase and redemption of the 2021 Notes, none of the Company’s outstanding debt is registered under the Securities Act of 1933, as amended.
As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s outstanding long-term obligations, including the current portion, was $1.6 billion. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements. Although the interest rate on all $736.6 million aggregate principal amount of Term Loans which were outstanding on September 30, 2019 is variable under the related Term Loan Agreement, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average annual interest rate of approximately 2.92%. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of Term Loans is therefore approximately 4.67%.
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
As of September 30, 2019 and December 31, 2018, the Company has recorded a derivative liability with a fair value of $25.3 million and $8.8 million, respectively, within accrued expenses in connection with these cash flow hedges.
The fair value of the interest rate swaps is calculated using discounted cash flow valuation methodologies based upon the one-month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the interest rate swaps and as such is considered a Level 2 measure according to the fair value hierarchy
(12) INCOME TAXES
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
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 32.8% and 35.1%, respectively, compared to 26.6% and 36.3% for the comparable periods in 2018.
As of September 30, 2019 and December 31, 2018, the Company had recorded $4.6 million and $3.2 million, respectively, of liabilities for unrecognized tax benefits and $1.2 million and $0.8 million of interest, respectively.
The Company's tax years 2014-2016 are currently under audit by the Internal Revenue Service (“IRS”). While the examination has recently commenced and ultimate outcomes are unknown, the Company believes the examination will not result in material adjustments to previously filed returns.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by
$1.0 million within the next 12 months.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$36,369	$31,089	$73,589	$49,205

Denominator:
Basic shares outstanding	55,850	56,059	55,858	56,222
Dilutive effect of outstanding stock awards	315	232	251	138
Dilutive shares outstanding	56,165	56,291	56,109	56,360

Basic income per share:	$0.65	$0.55	$1.32	$0.88

Diluted income per share:	$0.65	$0.55	$1.31	$0.87

For the three months ended September 30, 2019 and September 30, 2018, the dilutive effect of outstanding stock awards excludes 147,075 and 304,644, respectively, of performance stock awards for which the performance criteria were not achieved and 3,567 and 6,565, respectively, of restricted stock awards which were antidilutive.
For the nine months ended September 30, 2019 and September 30, 2018, the dilutive effect of outstanding stock awards excludes 147,075 and 304,644, respectively, of performance stock awards for which the performance criteria were not achieved and 14,223 and 91,743, respectively, of restricted stock awards which were antidilutive.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the nine months ended September 30, 2019 were as follows (in thousands):

	Foreign Currency Translation	Unrealized (Losses) Gains on Available-For-Sale Securities	Unrealized Losses on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2019	$(212,925)	$(69)	$(8,773)	$(1,604)	$(223,371)
Other comprehensive income (loss) before tax effects	15,960	(24)	(17,896)	—	(1,960)
Tax impact related to items in other comprehensive income (loss)	—	(60)	—	—	(60)
Amounts reclassified out of accumulated other comprehensive loss	—	332	1,369	—	1,701
Other comprehensive income (loss)	15,960	248	(16,527)	—	(319)
Balance at September 30, 2019	$(196,965)	$179	$(25,300)	$(1,604)	$(223,690)

The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three and nine months ended September 30, 2019 were as follows (in thousands):

Other Comprehensive Income (Loss) Components	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019	Location

Unrealized loss on interest rate hedge	$(614)	$(1,369)	Interest expense, net of interest income
Unrealized loss on available-for-sale securities	—	(332)	Other (expense) income, net

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2018.
(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2019 was $5.0 million and $14.7 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2018 was $4.1 million and $10.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2019, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation was $0.8 million and $2.0 million for the three and nine months ended September 30, 2018, respectively.
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

The following table summarizes information about restricted stock awards for the nine months ended September 30, 2019:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2019	657,240	$54.65
Granted	168,261	68.39
Vested	(230,214)	53.97
Forfeited	(53,458)	55.27
Balance at September 30, 2019	541,829	59.14

As of September 30, 2019, there was $24.0 million of total unrecognized compensation cost arising from restricted stock awards under the Company's 2010 Plan. This cost is expected to be recognized over a weighted average period of 2.75 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2019 was $4.2 million and $15.3 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2018 was $1.1 million and $9.4 million, respectively.

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

The following table summarizes information about performance stock awards for the nine months ended September 30, 2019:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2019	213,490	$55.71
Granted	121,075	70.53
Vested	(51,996)	55.77
Forfeited	(27,308)	56.53
Balance at September 30, 2019	255,261	62.64

As of September 30, 2019, there was $4.5 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting under the Company's 2010 Plan. No performance awards vested during the three months ended September 30, 2019 and September 30, 2018. The total fair value of performance awards vested during the nine months ended September 30, 2019 and September 30, 2018 was $2.9 million and $0.5 million, respectively.
Common Stock Repurchases
The Company's board of directors has authorized the repurchase of up to $600.0 million of the Company's common stock. During the three and nine months ended September 30, 2019, the Company repurchased and retired a total of approximately 0.1 million and 0.2 million shares, respectively, of the Company's common stock for total costs of approximately $5.1 million and $16.4 million, respectively. During the three and nine months ended September 30, 2018, the Company repurchased and retired a total of approximately 0.1 million and 0.6 million shares, respectively, of the Company's common stock for total costs of approximately $7.1 million and $33.6 million, respectively. Through September 30, 2019, the Company has repurchased and retired a total of approximately 5.8 million shares of its common stock for approximately $310.3 million under this program. As of September 30, 2019, an additional $289.7 million remained available for repurchase of shares under this program.
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

At September 30, 2019 and December 31, 2018, the Company had recorded reserves of $24.0 million and $25.4 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. At September 30, 2019 and December 31, 2018, the Company also believed that it was reasonably possible that the amount of these potential liabilities could be as much as $1.8 million more. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of September 30, 2019 and December 31, 2018, the $24.0 million and $25.4 million, respectively, of reserves consisted of (i) $18.1 million and $17.9 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $5.9 million and $7.5 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of September 30, 2019, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2019, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2019 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 59 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2019, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
Safety-Kleen maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. Safety-Kleen also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Safety-Kleen is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2019. From January 1, 2019 to September 30, 2019, 21 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as Safety-Kleen's insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.

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
BR Facility. The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the U.S. Environmental Protection Agency ("EPA")" issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018, the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality and has also completed conducting the remedial investigation and feasibility study for Devil's Swamp under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA with issuance of a Record of Decision.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2019 and December 31, 2018, there were ten proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(17) LEASES
As of September 30, 2019, the Company’s leases were all operating leases except for two leases associated with the Company’s corporate headquarters, which were amended during 2019, resulting in the classification as finance leases.

The Company’s lease expense was as follows (in thousands):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$14,056	$41,406
Finance lease cost:
Amortization of ROU asset	245	735
Interest on lease liability	367	979
Total finance lease cost	612	1,714
Short-term lease cost	22,258	60,295
Variable lease cost	2,139	6,372
Total lease cost	$39,065	$109,787

Other information related to leases was as follows (in thousands, except lease term and discount rate):

Supplemental Lease Balance Sheet Information:	September 30, 2019
ROU assets:
Operating leases	$164,302
Finance leases (included in property, plant and equipment, net)	30,276
Current portion of lease liabilities:
Operating leases	41,364
Finance leases (included in accrued expenses)	440
Long-term portion of lease liabilities:
Operating leases	122,668
Finance leases (included in deferred taxes, unrecognized tax benefits and other long-term liabilities)	32,228

Weighted Average Remaining Lease Term (years)	September 30, 2019
Operating leases	5.1
Finance leases	22.8
Weighted Average Discount Rate
Operating leases	5.33%
Finance leases	4.99%

At September 30, 2019, the Company's future lease payments under non-cancelable leases that have lease terms in excess of one year were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019 (three months)	$13,856	$535
2020	48,577	2,194
2021	36,506	2,244
2022	28,814	2,297
2023	20,793	2,356
2024	13,930	2,411
Thereafter	27,697	51,151
Total future lease payments	190,173	63,188
Amount representing interest	(26,141)	(30,520)
Total lease liabilities	$164,032	$32,668

At September 30, 2019, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and its sublease transactions are not material. Additionally, the Company does not have any related party leases and there were no restrictions or covenants imposed by its leases.

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
The following table reconciles third-party revenues to direct revenues for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$550,122	$35,274	$1,476	$586,872	$508,813	$33,022	$1,145	$542,980
Safety-Kleen	341,417	(35,274)	2	306,145	333,901	(33,022)	6	300,885
Corporate Items	129	—	(1,478)	(1,349)	467	—	(1,151)	(684)
Total	$891,668	$—	$—	$891,668	$843,181	$—	$—	$843,181

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$1,550,114	$105,555	$3,301	$1,658,970	$1,468,417	$99,278	$2,546	$1,570,241
Safety-Kleen	990,146	(105,555)	15	884,606	972,534	(99,278)	28	873,284
Corporate Items	925	—	(3,316)	(2,391)	1,148	—	(2,574)	(1,426)
Total	$2,541,185	$—	$—	$2,541,185	$2,442,099	$—	$—	$2,442,099

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

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Environmental Services	$121,658	$102,419	$329,036	$273,035
Safety-Kleen	81,326	79,502	215,578	214,455
Corporate Items	(46,371)	(40,644)	(136,513)	(118,387)
Total	156,613	141,277	408,101	369,103
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,490	2,450	7,624	7,328
Depreciation and amortization	73,756	73,082	223,328	220,686
Income from operations	80,367	65,745	177,149	141,089
Other expense (income), net	427	996	(1,992)	449
Loss on early extinguishment of debt	6,119	2,469	6,119	2,469
Interest expense, net of interest income	19,702	19,916	59,681	60,955
Income before provision for income taxes	$54,119	$42,364	$113,341	$77,216

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2019	December 31, 2018
Property, plant and equipment, net:
Environmental Services	$946,367	$951,867
Safety-Kleen	556,247	553,220
Corporate Items	91,379	56,891
Total property, plant and equipment, net	$1,593,993	$1,561,978

Goodwill and Permits and other intangibles, net:
Environmental Services
Goodwill	$212,638	$207,019
Permits and other intangibles, net	91,292	93,313
Total Environmental Services	303,930	300,332

Safety-Kleen
Goodwill	$311,943	$307,170
Permits and other intangibles, net	334,571	348,562
Total Safety-Kleen	646,514	655,732

Total	$950,444	$956,064

The following table presents the total assets by reportable segment (in thousands):

	September 30, 2019	December 31, 2018
Environmental Services	$1,750,343	$1,640,706
Safety-Kleen	1,501,838	1,431,381
Corporate Items	769,681	666,234
Total	$4,021,862	$3,738,321

The following table presents the total assets by geographical area (in thousands):

	September 30, 2019	December 31, 2018
United States	$3,339,899	$3,090,311
Canada	681,963	648,010
Total	$4,021,862	$3,738,321

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

Highlights
Total revenues for the three and nine months ended September 30, 2019 were $891.7 million and $2,541.2 million compared with $843.2 million and $2,442.1 million for the three and nine months ended September 30, 2018. In the three and nine months ended September 30, 2019, our Environmental Services segment increased direct revenues 8.1% and 5.7% from the comparable periods in 2018 primarily due to continued improvements in average pricing driven by a more profitable mix of waste streams primarily from chemical and manufacturing customers. In the three and nine months ended September 30, 2019, our Safety-Kleen segment increased direct revenues 1.7% and 1.3% from the comparable periods in 2018 as a result of continued growth across Safety-Kleen's core service offerings and our blended oil sales. The fluctuation of the Canadian dollar negatively impacted our consolidated revenues by $1.5 million and $13.1 million in the three and nine months ended September 30, 2019.
We reported income from operations for the three and nine months ended September 30, 2019 of $80.4 million and $177.1 million compared with $65.7 million and $141.1 million in the three and nine months ended September 30, 2018. We reported net income for the three and nine months ended September 30, 2019 of $36.4 million and $73.6 million compared with net income of $31.1 million and $49.2 million in the three and nine months ended September 30, 2018.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 10.9% to $156.6 million in the three months ended September 30, 2019 from $141.3 million in the three months ended September 30, 2018 and increased 10.6% to $408.1 million in the nine months ended September 30, 2019 from $369.1 million in the nine months ended September 30, 2018. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the nine months ended September 30, 2019 was $284.7 million, an increase of $37.5 million from the comparable period in 2018. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $119.1 million in the nine months ended September 30, 2019, compared to $102.6 million in the comparable period of 2018. The increase in adjusted free cash flow in the first nine months of 2019 as compared to the first nine months of 2018 was most directly attributable to greater levels of operating income and improvements in working capital, offset by increased capital spending. During the most recent three-month period ended September 30, 2019 adjusted free cash flow was $91.6 million as compared to $64.4 million in the same period of 2018. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands, except percentages).

	Summary of Operations
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change	September 30, 2019	September 30, 2018	$ Change	% Change
Direct Revenues(1):
Environmental Services	$586,872	$542,980	$43,892	8.1%	$1,658,970	$1,570,241	$88,729	5.7%
Safety-Kleen	306,145	300,885	5,260	1.7	884,606	873,284	11,322	1.3
Corporate Items	(1,349)	(684)	(665)	N/M	(2,391)	(1,426)	(965)	N/M
Total	891,668	843,181	48,487	5.8	2,541,185	2,442,099	99,086	4.1
Cost of Revenues(2):
Environmental Services	417,954	395,949	22,005	5.6	1,203,367	1,168,349	35,018	3.0
Safety-Kleen	189,190	183,112	6,078	3.3	558,609	542,343	16,266	3.0
Corporate Items	5,610	1,624	3,986	N/M	10,075	2	10,073	N/M
Total	612,754	580,685	32,069	5.5	1,772,051	1,710,694	61,357	3.6
Selling, General & Administrative Expenses:
Environmental Services	47,260	44,612	2,648	5.9	126,567	128,857	(2,290)	(1.8)
Safety-Kleen	35,629	38,271	(2,642)	(6.9)	110,419	116,486	(6,067)	(5.2)
Corporate Items	39,412	38,336	1,076	2.8	124,047	116,959	7,088	6.1
Total	122,301	121,219	1,082	0.9	361,033	362,302	(1,269)	(0.4)
Adjusted EBITDA:
Environmental Services	121,658	102,419	19,239	18.8	329,036	273,035	56,001	20.5
Safety-Kleen	81,326	79,502	1,824	2.3	215,578	214,455	1,123	0.5
Corporate Items	(46,371)	(40,644)	(5,727)	(14.1)	(136,513)	(118,387)	(18,126)	15.3
Total	$156,613	$141,277	$15,336	10.9%	$408,101	$369,103	$38,998	10.6%
_____________________
N/M = not meaningful

(1)	Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Direct revenues	$586,872	$542,980	$43,892	8.1%	$1,658,970	$1,570,241	$88,729	5.7%
Environmental Services direct revenues for the three months ended September 30, 2019 increased $43.9 million from the comparable period in 2018 primarily due to higher service related revenues and increased volumes of higher priced waste streams disposed of in our network of facilities. Higher value waste streams at our incinerator facilities drove an average price per ton increase of approximately 12%. The utilization rate at our incinerators on an annual practical capacity of 561,721 tons was 91.5% for the three months ended September 30, 2019, compared with 83.5% in the comparable period of 2018. The increase in utilization rate in the three months ended September 30, 2019 from the comparable period in 2018 was primarily due to fewer down days during the third quarter of 2019. The increase in service related revenues in the quarter resulted, in part, from a higher frequency of emergency response work associated with Field and Emergency Response Services offset by lower Industrial Services revenues. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $1.1 million.
Environmental Services direct revenues for the nine months ended September 30, 2019 increased $88.7 million from the comparable period in 2018. Higher service related revenues and higher priced waste streams disposed of in our network of facilities contributed to the increase in direct revenues in the nine months ended September 30, 2019. Higher value waste streams at our incinerator facilities drove an average price per ton increase of approximately 14%. The utilization rate at our incinerators on an annual practical capacity of 561,721 tons was 83.1% for the nine months ended September 30, 2019, compared with 86.9% in the comparable period of 2018. The decrease in utilization rate in the nine months ended September 30, 2019 from the comparable period in 2018 was primarily due to a high number of down days at our Deer Park facility during the first quarter which was attributable to a fire at a neighboring facility. The increase in Field and Emergency Response Services revenues in the nine months ended September 30, 2019 resulted from increased emergency response related work as well as overall growth in Field Services. Industrial Services revenues partially offset this increase as turnaround related services in 2019 were lower than the comparable period in the prior year. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $9.5 million.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Direct revenues	$306,145	$300,885	$5,260	1.7%	$884,606	$873,284	$11,322	1.3%
Safety-Kleen direct revenues for the three months ended September 30, 2019 increased $5.3 million from the comparable period in 2018. This increase was primarily due to growth in the Safety Kleen branch network’s core service offerings, including handling of containerized waste and vacuum services, which accounted for $5.0 million of incremental revenues from the comparable period in 2018. This growth in direct revenues was driven by both higher service volumes and pricing. Higher volumes of blended oil sales, primarily from our direct lube oil program, also drove an incremental $2.4 million of direct revenues. These increases were partially offset by a decrease in base oil sales of $2.9 million, primarily driven by a reduction in base oil pricing in response to lower demand across the base oil market. The impact of foreign currency translation on our Canadian operations was minimal.
Safety-Kleen direct revenues for the nine months ended September 30, 2019 increased $11.3 million from the comparable period in 2018. The Safety-Kleen branch network's core service offerings accounted for $17.9 million of incremental revenues in 2019 due to higher service volumes and pricing. Higher volumes of blended oil sales, primarily from our direct lube oil program, and increased pricing of used motor oil collections contributed $10.4 million and $3.6 million, respectively, to the growth in direct revenues from the comparable period in 2018. These increases were partially offset by a $15.6 million decrease in base oil sales due to reductions in pricing experienced in 2019 in response to lower demand across the base oil market and lower base oil volumes, most significantly seen in the first quarter of 2019. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $3.5 million.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	Change	% Change	2019	2018	Change	% Change
Cost of revenues	$417,954	$395,949	$22,005	5.6%	$1,203,367	$1,168,349	$35,018	3.0%
As a % of Direct Revenues	71.2%	72.9%	(1.7)%		72.5%	74.4%	(1.9)%
Environmental Services cost of revenues for the three months ended September 30, 2019 increased $22.0 million from the comparable period in 2018 primarily due to increased equipment and supply costs of $9.7 million, labor and benefits related costs of $6.9 million and transportation and outside disposal costs of $2.5 million. These increases are expected with the increase in direct revenues. As a percentage of direct revenues, these costs have decreased due to higher utilization at our incinerators and greater leverage of our fixed costs during the three months ended September 30, 2019.
Environmental Services cost of revenues for the nine months ended September 30, 2019 increased $35.0 million from the comparable period in 2018 primarily due to increased labor and benefits related costs of $12.4 million, equipment and supply costs of $11.5 million and transportation and outside disposal costs of $5.0 million. These costs decreased as a percentage of direct revenues due to greater leverage of our fixed costs during the nine months ended September 30, 2019.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	Change	% Change	2019	2018	Change	% Change
Cost of revenues	$189,190	$183,112	$6,078	3.3%	$558,609	$542,343	$16,266	3.0%
As a % of Direct Revenues	61.8%	60.9%	0.9%		63.1%	62.1%	1.0%
Safety-Kleen cost of revenues for the three months ended September 30, 2019 increased $6.1 million from the comparable period in 2018 primarily due to increased labor related costs of $3.8 million and transportation and disposal costs of $1.1 million, offset by a reduction in raw material costs of $2.3 million. The remaining cost increase was spread across various expense categories. The overall increase in cost of revenues was consistent with the growth of our core service offerings. Cost as a percentage of direct revenues remained relatively consistent with the comparable period of 2018.
Safety-Kleen cost of revenues for the nine months ended September 30, 2019 increased $16.3 million from the comparable period in 2018 primarily due to increased labor related costs of $7.1 million, raw material costs of $3.8 million and transportation and disposal costs of $2.0 million. These increases in cost of revenues were consistent with the growth of our core service offerings and blended oil sales. The remaining cost increase was spread across various expense categories. Costs as a percentage of direct revenues increased over the comparable period of 2018 due to these costs which outpaced the growth in direct revenues.
Selling, General and Administrative Expenses
We strive to manage our selling, general and administrative ("SG&A") expenses commensurate with the overall performance of our segments and corresponding revenue levels. We believe that our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	Change	% Change	2019	2018	Change	% Change
SG&A expenses	$47,260	$44,612	$2,648	5.9%	$126,567	$128,857	$(2,290)	(1.8)%
As a % of Direct Revenues	8.1%	8.2%	(0.1)%		7.6%	8.2%	(0.6)%
Environmental Services SG&A expenses for the three months ended September 30, 2019 increased $2.6 million from the comparable period in 2018 primarily due to increases in salary, benefits and variable compensation related costs, which were consistent with the growth of the business for the three months ended September 30, 2019 as compared to September 30, 2018. As a percentage of direct revenue, SG&A costs remained consistent with the comparable period in 2018. We expect this trend to continue for the remainder of the year as revenues continue to exceed prior year levels.
Environmental Services SG&A expenses for the nine months ended September 30, 2019 decreased $2.3 million from the comparable period in 2018 due to a $5.5 million favorable resolution of litigation and a $5.4 million reduction in bad debt expense resulting from the recovery of certain trade receivables, which were fully reserved in 2018. These decreases were partially offset by increases in salary, benefits and variable compensation related costs of $7.2 million, which were consistent with the growth of the business for the nine months ended September 30, 2019 as compared to September 30, 2018.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	Change	% Change	2019	2018	Change	% Change
SG&A expenses	$35,629	$38,271	$(2,642)	(6.9)%	$110,419	$116,486	$(6,067)	(5.2)%
As a % of Direct Revenues	11.6%	12.7%	(1.1)%		12.5%	13.3%	(0.8)%
Safety-Kleen SG&A expenses for the three and nine months ended September 30, 2019 decreased $2.6 million and $6.1 million, respectively, from the comparable periods in 2018 primarily due to decreases in payroll and variable compensation costs resulting from lower headcount and cost saving initiatives implemented by the business in recent periods. As a percentage of direct revenue, SG&A expenses decreased from the comparable periods in 2018 as a result of lower costs and increased revenues generated by the business.
Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
SG&A expenses	$39,412	$38,336	$1,076	2.8%	$124,047	$116,959	$7,088	6.1%
Corporate Items SG&A expenses for the three months ended September 30, 2019 increased $1.1 million from the comparable period in 2018 primarily due to increased stock-based compensation expense of $0.9 million. Included in this change of Corporate Items SG&A expense was an increase in benefits related costs offset by a decrease in variable compensation.
Corporate Items SG&A expenses for the nine months ended September 30, 2019 increased $7.1 million from the comparable period in 2018 primarily due to our increased investment in our employees. During the nine months ended September 30, 2019, salary, benefits and variable compensation related costs increased by $8.9 million and stock-based compensation increased by $3.9 million from the comparable period in 2018. These increases were partially offset by a $3.4 million reduction in professional fees.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$121,658	$102,419	$19,239	18.8%	$329,036	$273,035	$56,001	20.5%
Safety-Kleen	81,326	79,502	1,824	2.3	215,578	214,455	1,123	0.5
Corporate Items	(46,371)	(40,644)	(5,727)	(14.1)	(136,513)	(118,387)	(18,126)	(15.3)
Total	$156,613	$141,277	$15,336	10.9%	$408,101	$369,103	$38,998	10.6%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$36,369	$31,089	$73,589	$49,205
Accretion of environmental liabilities	2,490	2,450	7,624	7,328
Depreciation and amortization	73,756	73,082	223,328	220,686
Other expense (income), net	427	996	(1,992)	449
Loss on early extinguishment of debt	6,119	2,469	6,119	2,469
Interest expense, net of interest income	19,702	19,916	59,681	60,955
Provision for income taxes	17,750	11,275	39,752	28,011
Adjusted EBITDA	$156,613	$141,277	$408,101	$369,103
As a % of Direct Revenues	17.6%	16.8%	16.1%	15.1%

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Depreciation of fixed assets and amortization of landfills and finance lease	$65,335	$64,938	$397	0.6%	$196,729	$194,729	$2,000	1.0%
Permits and other intangibles amortization	8,421	8,144	277	3.4	26,599	25,957	642	2.5
Total depreciation and amortization	$73,756	$73,082	$674	0.9%	$223,328	$220,686	$2,642	1.2%

Depreciation and amortization for the three months ended September 30, 2019 increased by $0.7 million from the comparable period in 2018 primarily due to an increase in capital spending.
Depreciation and amortization for the nine months ended September 30, 2019 increased by $2.6 million from the comparable period in 2018 due to incremental depreciation from increased capital spending and acquisitions, partially offset by lower volumes at our landfills in 2019, which reduced landfill amortization.
Loss on Early Extinguishment of Debt

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Loss on early extinguishment of debt	$6,119	$2,469	$3,650	147.8%	$6,119	$2,469	$3,650	147.8%
During the three and nine months ended September 30, 2019, we recorded a $6.1 million loss on early extinguishment of debt in connection with the extinguishment of the $845.0 million of unsecured senior notes due 2021 which were repaid during the current quarter using the funds from the issuance of $545.0 million of unsecured senior notes due 2027 and $300.0 million of unsecured senior notes due 2029 and some available cash. During the three and nine months ended September 30, 2018, we recorded a $2.5 million loss on early extinguishment of debt in connection with the extinguishment of $400.0 million of senior unsecured notes which were refinanced in connection with an Incremental Facility Amendment to our Term Loan Agreement during the third quarter of 2018. The losses on early extinguishment of debt consisted of amounts paid in excess of par in order to extinguish the debt prior to maturity of $2.7 million and $1.2 million for the 2019 and 2018 transactions, respectively, and non-cash expenses related to the write-off of unamortized financing costs of $3.4 million and $1.3 million for the 2019 and 2018 transactions, respectively. For additional information regarding our financing arrangements, see Note 11, "Financing Arrangements" to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2019 over 2018		September 30,		2019 over 2018
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision for income taxes	$17,750	$11,275	$6,475	57.4%	$39,752	$28,011	$11,741	41.9%
The provision for income taxes for the three and nine months ended September 30, 2019 increased $6.5 million and $11.7 million, respectively, from the comparable periods in 2018. The increase in the three and nine months ended September 30, 2019 was primarily due to increased taxable income in the United States. The increase in the three months ended September 30, 2019 as compared to the same period in 2018 was also driven by tax benefits recorded in the third quarter of 2018 resulting from filing amended returns for prior periods. Our effective tax rate for the three and nine months ended September 30, 2019 was 32.8% and 35.1%, respectively, compared to 26.6% and 36.3%, respectively, for the same periods in 2018.

For the nine months ended September 30, 2019, we did not record $4.8 million of income tax benefits generated from losses at certain of our Canadian entities. This compares to $6.6 million of income tax benefits generated in the comparable period of 2018 which also were not recorded in that period's income tax provision.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net cash from operating activities	$284,675	$247,215
Net cash used in investing activities	(187,109)	(299,482)
Net cash used in financing activities	(44,132)	(50,414)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2019 was $284.7 million, an increase of $37.5 million from the comparable period in 2018. The increase in operating cash flows from the comparable period of 2018 was attributable to greater levels of operating income and improvements in working capital, partially offset by increased environmental expenditures. We believe that net cash from operating activities for 2019 will continue to improve year-over-year as we continue to generate higher earnings.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $187.1 million, a decrease of $112.4 million from the comparable period in 2018. The change was primarily driven by a decrease in cash paid for acquisitions, which was greater during the nine months ended September 30, 2018 due to the acquisition of the Veolia Business on February 23, 2018. This decrease was partially offset by increased capital expenditure levels, net of disposals, which we expect to be approximately $200.0 million by the end of 2019.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2019 was $44.1 million, a decrease of $6.3 million from the comparable period in 2018. The change in net cash used in financing activities was primarily due to a decrease in repurchases of common stock, partially offset by an increase in deferred financing costs paid to issue the unsecured senior notes in 2019 as compared to the deferred financing costs paid as a result of the expansion of our Term Loan in 2018. For additional information regarding our financing activities, see Note 11, "Financing Arrangements" to the accompanying unaudited consolidated financial statements.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, excluding cash impacts of items derived from non-operating activities such as taxes paid in connection with divestitures, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash from operating activities	$284,675	$247,215
Additions to property, plant and equipment	(174,533)	(150,722)
Proceeds from sale and disposal of fixed assets	8,948	6,111
Adjusted free cash flow	$119,090	$102,604

Working Capital
At September 30, 2019, cash and cash equivalents and marketable securities totaled $329.1 million, compared to $279.4 million at December 31, 2018. At September 30, 2019, cash and cash equivalents held by our foreign subsidiaries totaled $68.1 million and were readily convertible into other currencies including U.S. dollars. At September 30, 2019, the cash and cash equivalents and marketable securities balance for our U.S. operations was $261.0 million, and our U.S. operations had net operating cash flows of $276.0 million for the nine months ended September 30, 2019. Additionally, we have a $400.0 million revolving credit facility of which approximately $231.1 million was available to borrow at September 30, 2019. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their current liquidity needs.
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
Financing Arrangements
Financing arrangements are discussed in Note 11, “Financing Arrangements,” to our unaudited consolidated financial statements included in this report. As discussed therein, we refinanced a portion of our debt portfolio in July 2019 whereby the $845.0 million of previously outstanding 5.125% unsecured senior notes due 2021 were replaced by $545.0 million of 4.875% unsecured senior notes due 2027 and $300.0 million of 5.125% unsecured senior notes due 2029. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of September 30, 2019, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Environmental Liabilities

(in thousands, except percentages)	September 30, 2019	December 31, 2018	$ Change	% Change
Closure and post-closure liabilities	$74,159	$69,931	$4,228	6.0%
Remedial liabilities	117,269	121,017	(3,748)	(3.1)
Total environmental liabilities	$191,428	$190,948	$480	0.3%
Total environmental liabilities as of September 30, 2019 were $191.4 million, an increase of $0.5 million compared to December 31, 2018 primarily due to accretion of $7.6 million, changes in environmental liability estimates recorded to the balance sheet of $3.8 million and new asset retirement obligations and liabilities assumed in acquisitions of $1.9 million, partially offset by expenditures of $12.8 million.
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
Critical Accounting Policies and Estimates
There were no material changes in the first nine months of 2019 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018. New accounting policies adopted during the quarter are described in Note 2, "Significant Accounting Policies," to our unaudited consolidated financial statements included in this report.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2019 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4.                             CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
During the nine months ended September 30, 2019, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2019 through July 31, 2019	1,071	$70.53	—	$294,800,437
August 1, 2019 through August 31, 2019	33,857	74.79	30,000	292,561,400
September 1, 2019 through September 30, 2019	40,132	75.62	38,000	289,683,588
Total	75,060	$75.17	68,000
________________

(1)	Includes 7,060 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under the Company's equity incentive plans.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	October 30, 2019

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	October 30, 2019