Form 10-Q
period 2020-03-31
CLEAN HARBORS INC
filed 2020-04-29
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 24, 2020 was 55,579,207.

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$432,205	$371,991
Short-term marketable securities	62,143	42,421
Accounts receivable, net of allowances aggregating $42,781 and $38,711, respectively	658,482	644,738
Unbilled accounts receivable	51,215	56,326
Deferred costs	21,270	21,746
Inventories and supplies	216,532	214,744
Prepaid expenses and other current assets	44,629	48,942
Total current assets	1,486,476	1,400,908
Property, plant and equipment, net	1,547,119	1,588,151
Other assets:
Operating lease right-of-use assets	160,526	162,206
Goodwill	519,627	525,013
Permits and other intangibles, net	406,881	419,066
Other	11,392	13,560
Total other assets	1,098,426	1,119,845
Total assets	$4,132,021	$4,108,904

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$7,535
Accounts payable	267,892	298,375
Deferred revenue	71,243	73,370
Accrued expenses	255,513	276,540
Current portion of closure, post-closure and remedial liabilities	16,231	23,301
Current portion of operating lease liabilities	39,998	40,979
Total current liabilities	658,412	720,100
Other liabilities:
Closure and post-closure liabilities, less current portion of $4,333 and $7,283, respectively	76,106	68,368
Remedial liabilities, less current portion of $11,898 and $16,018, respectively	98,966	98,155
Long-term obligations, less current portion	1,702,992	1,554,116
Operating lease liabilities, less current portion	120,649	121,020
Deferred taxes, unrecognized tax benefits and other long-term liabilities	269,091	277,332
Total other liabilities	2,267,804	2,118,991
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 55,554,925 and 55,797,734 shares, respectively	556	558
Additional paid-in capital	628,140	644,412
Accumulated other comprehensive loss	(269,357)	(210,051)
Accumulated earnings	846,466	834,894
Total stockholders’ equity	1,205,805	1,269,813
Total liabilities and stockholders’ equity	$4,132,021	$4,108,904
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Service revenues	$719,867	$656,658
Product revenues	138,696	124,181
Total revenues	858,563	780,839
Cost of revenues: (exclusive of items shown separately below)
Service revenues	492,716	463,483
Product revenues	113,950	100,881
Total cost of revenues	606,666	564,364
Selling, general and administrative expenses	129,307	114,812
Accretion of environmental liabilities	2,561	2,574
Depreciation and amortization	74,533	75,355
Income from operations	45,496	23,734
Other (expense) income, net	(2,365)	2,983
Loss on sale of businesses	(3,074)	—
Interest expense, net of interest income of $998 and $926, respectively	(18,787)	(19,764)
Income before provision for income taxes	21,270	6,953
Provision for income taxes	9,698	5,977
Net income	$11,572	$976
Earnings per share:
Basic	$0.21	$0.02
Diluted	$0.21	$0.02
Shares used to compute earnings per share - Basic	55,757	55,848
Shares used to compute earnings per share - Diluted	56,055	56,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$11,572	$976
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(64)	143
Unrealized loss on interest rate hedge	(18,382)	(5,017)
Reclassification adjustment for losses on interest rate hedge included in net income	1,098	358
Foreign currency translation adjustments	(41,958)	8,540
Other comprehensive (loss) income, net of tax	(59,306)	4,024
Comprehensive (loss) income	$(47,734)	$5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$11,572	$976
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	74,533	75,355
Allowance for doubtful accounts	4,700	(3,425)
Amortization of deferred financing costs and debt discount	891	1,000
Accretion of environmental liabilities	2,561	2,574
Changes in environmental liability estimates	3,470	(774)
Other expense (income), net	2,365	(2,983)
Stock-based compensation	3,291	5,809
Loss on sale of businesses	3,074	—
Environmental expenditures	(3,435)	(3,264)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(24,960)	12,086
Inventories and supplies	(7,024)	(832)
Other current and non-current assets	8,714	(11,738)
Accounts payable	(5,169)	(27,956)
Other current and long-term liabilities	(40,902)	(17,088)
Net cash from operating activities	33,681	29,740
Cash flows used in investing activities:
Additions to property, plant and equipment	(82,767)	(58,947)
Proceeds from sale and disposal of fixed assets	2,150	4,321
Acquisitions, net of cash acquired	—	(14,870)
Proceeds from sale of businesses, net of transactional costs	7,856	—
Additions to intangible assets including costs to obtain or renew permits	(448)	(1,132)
Proceeds from sale of available-for-sale securities	12,180	8,600
Purchases of available-for-sale securities	(32,058)	(12,941)
Net cash used in investing activities	(93,087)	(74,969)
Cash flows from (used in) financing activities:
Change in uncashed checks	(1,775)	(4,769)
Tax payments related to withholdings on vested restricted stock	(2,224)	(2,276)
Repurchases of common stock	(17,341)	(6,324)
Payments on finance leases	(329)	(115)
Principal payments on debt	(1,884)	(1,884)
Borrowing from revolving credit facility	150,000	—
Net cash from (used in) financing activities	126,447	(15,368)
Effect of exchange rate change on cash	(6,827)	1,461
Increase (decrease) in cash and cash equivalents	60,214	(59,136)
Cash and cash equivalents, beginning of period	371,991	226,507
Cash and cash equivalents, end of period	$432,205	$167,371
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$30,648	$8,712
Income taxes paid	971	967
Non-cash investing activities:
Property, plant and equipment accrued	12,173	13,002
ROU assets obtained in exchange for operating lease liabilities	12,410	(3,896)
ROU assets obtained in exchange for finance lease liabilities	(856)	23,027
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2020	55,798	$558	$644,412	$(210,051)	$834,894	$1,269,813
Net income	—	—	—	—	11,572	11,572
Other comprehensive loss	—	—	—	(59,306)	—	(59,306)
Stock-based compensation	—	—	3,291	—	—	3,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(2,225)	—	—	(2,224)
Repurchases of common stock	(302)	(3)	(17,338)	—	—	(17,341)
Balance at March 31, 2020	55,555	$556	$628,140	$(269,357)	$846,466	$1,205,805

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$ 0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	55,847	$558	$655,415	$(223,371)	$737,154	$1,169,756
Net income	—	—	—	—	976	976
Other comprehensive income	—	—	—	4,024	—	4,024
Stock-based compensation	—	—	5,809	—	—	5,809
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(2,277)	—	—	(2,276)
Repurchases of common stock	(97)	(1)	(6,323)	—	—	(6,324)
Balance at March 31, 2019	55,828	$558	$652,624	$(219,347)	$738,130	$1,171,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
A novel strain of coronavirus ("COVID-19") was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served, including a significant reduction in the demand for petroleum-based products. The Company's businesses and operations began being adversely impacted by effects of COVID-19 in March of 2020 when circumstances surrounding and responses to the pandemic, including stay-at-home orders, began to materialize in North America. These disruptions are expected to have a significant adverse impact on the Company's operating results during the second quarter of 2020 and the remainder of the year. The full extent of the COVID-19 outbreak and changes in demand for oil and the impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on financial results and business operations of the Company.
In addition and in response to the COVID-19 outbreak, the Company has seen increased demand in emergency response services. Specifically the Company is addressing the safety of its customers and communities by providing contagion decontamination services. In conducting these services, employee safety is paramount and the Company has been able to provide appropriate personal protective equipment and support to those performing these services.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in these policies or their application except for the changes described below.
Landfill Accounting
Landfill capacity - As of March 31, 2020, the Company initiated a plan to close one of the Company's commercial landfill sites. The planned closure will nominally reduce the Company's remaining highly probable airspace. See Note 9, "Closure and Post-Closure Liabilities," for additional information.
(3) REVENUES
The Company generates revenues through its Environmental Services and Safety-Kleen operating segments. The Company's Environmental Services operating segment generally has the following three sources of revenue:
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
Field and Emergency Response Services—Field Services revenues are generated from cleanup services at customer sites, including municipalities and utilities, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental, contamination or pandemic related emergencies include any scale from man-made disasters such as oil spills, to natural disasters such as hurricanes. More recently demand has increased for projects involving contagion decontamination services in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Industrial Services and Other—Industrial Services revenues are primarily generated from industrial and specialty services provided to refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, decoking and pigging, chemical cleaning, high and ultra-high pressure water cleaning, pipeline inspection and coating services, large tank and surface impoundment cleaning, oilfield transport, daylighting, production services and upstream energy services, such as exploration and drilling for industrial oil and gas customers. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
The Company's Safety-Kleen operating segment generally has the following two sources of revenue:
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues are generated from providing parts washer services, containerized waste handling and disposal services, oil collection services, vacuum services, direct sales of blended oil products and other complementary services and product sales. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Other products and services include sale of complementary supply products including automotive fluids and shop supplies and other environmental services. Parts washer services include customer use of our parts washer equipment, cleaning and maintenance of the parts washer equipment and removal and replacement of used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control whereby control transfers when the products are delivered to the customer.
Safety-Kleen Oil—Revenues from Safety-Kleen Oil are generated from sales of high-quality base and blended lubricating oils to third-party distributors, government agencies, fleets, railroads and industrial customers. The business also sells recycled fuel oil to asphalt plants, industrial plants and pulp and paper companies. The used oil is also processed into vacuum gas oil which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market. Revenue for oil products is recognized at a point in time, upon the transfer of control. Control transfers when the products are delivered to the customer.

Disaggregation of Revenue
We disaggregate the Company's third party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors (in thousands):

	For the Three Months Ended March 31, 2020
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$440,014	$306,533	$(302)	$746,245
Canada	88,090	23,836	392	112,318
Total third-party revenues	$528,104	$330,369	$90	$858,563

Sources of Revenue (1)
Technical Services	$275,273	$—	$—	$275,273
Field and Emergency Response Services	105,912	—	—	105,912
Industrial Services and Other	146,919	—	90	147,009
Safety-Kleen Environmental Services	—	214,481	—	214,481
Safety-Kleen Oil	—	115,888	—	115,888
Total third-party revenues	$528,104	$330,369	$90	$858,563

	For the Three Months Ended March 31, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$388,169	$286,574	$594	$675,337
Canada	85,529	19,973	—	105,502
Total third-party revenues	$473,698	$306,547	$594	$780,839

Sources of Revenue (1)
Technical Services	$251,919	$—	$—	$251,919
Field and Emergency Response Services	71,626	—	—	71,626
Industrial Services and Other (2)	150,153	—	594	150,747
Safety-Kleen Environmental Services	—	207,083	—	207,083
Safety-Kleen Oil	—	99,464	—	99,464
Total third-party revenues	$473,698	$306,547	$594	$780,839
________________
(1) All revenue except oil and oil product sales within Safety-Kleen Oil and product sales within Safety-Kleen Environmental Services, which include various automotive related fluids, shop supplies and direct blended oil sales, are recognized over time. Safety-Kleen Oil and Safety-Kleen Environmental Services product sales are recognized at a point in time.
(2) Third-party revenues of $34,055 and $594, respectively, previously reported as Oil, Gas and Lodging Services and Other for the three months ended March 31, 2019 are now disclosed within Industrial Services and Other based on relative materiality to the business.
Contract Balances

(in thousands)	March 31, 2020	December 31, 2019
Receivables	$658,482	$644,738
Contract assets (unbilled receivables)	51,215	56,326
Contract liabilities (deferred revenue)	71,243	73,370

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
(4) BUSINESS COMBINATIONS
2019 Acquisitions
On May 31, 2019, the Company acquired a privately-owned business for $14.8 million cash consideration. The acquired company expands the environmental services and hazardous materials management services of the Company and is included in the Environmental Services segment. In connection with this acquisition, a preliminary goodwill amount of $7.4 million was recognized.
On March 1, 2019, the Company acquired certain assets of a privately-owned business for $10.4 million cash consideration. The acquired business complements the Safety-Kleen segment's core service offerings, such as used motor oil collection, parts washers, oil filter recycling and vacuum services. In connection with this acquisition, a goodwill amount of $5.2 million was recognized.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Oil and oil related products	$76,563	$75,408
Supplies and drums	116,526	115,128
Solvent and solutions	9,763	9,973
Other	13,680	14,235
Total inventories and supplies	$216,532	$214,744

Supplies and drums consist primarily of drums and containers used in providing the Company's products and services as well as critical spare parts to support the Company's incinerator and re-refinery operations. Other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$134,483	$131,023
Asset retirement costs (non-landfill)	15,863	15,924
Landfill assets	179,217	182,276
Buildings and improvements (1)	491,415	499,159
Camp equipment	150,279	158,277
Vehicles (2)	782,669	785,056
Equipment	1,743,261	1,779,366
Furniture and fixtures	6,804	6,054
Construction in progress	23,289	36,679
	3,527,280	3,593,814
Less - accumulated depreciation and amortization	1,980,161	2,005,663
Total property, plant and equipment, net	$1,547,119	$1,588,151
________________
(1) Balances inclusive of gross ROU assets classified as finance leases of $8.0 million and $31.0 million, respectively.
(2) Balances inclusive of gross ROU assets classified as finance leases of $23.5 million and $2.4 million, respectively.
Depreciation expense, inclusive of landfill and finance lease amortization, was $65.4 million and $65.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2020 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2020	$212,531	$312,482	$525,013
Measurement period adjustments from prior period acquisitions	54	—	54
Decrease from disposition of businesses	(649)	—	(649)
Foreign currency translation	(2,223)	(2,568)	(4,791)
Balance at March 31, 2020	$209,713	$309,914	$519,627

The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when events or changes in the business environment (triggering events) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended March 31, 2020, the Company considered the effects of COVID-19 and evolving changes in demand and pricing for oil, but concluded that there were no triggering events requiring an impairment assessment. This conclusion was based on a qualitative analysis incorporating (i) the significant excess fair value that previously existed in each reporting unit and (ii) assessing the current and long-term performance of the Company given the expectation that these negative effects on the operations and cash flows of each reporting unit arising from COVID-19 related disruptions will be short lived.
The Company will continue to evaluate the impact of macroeconomic conditions including, but not limited to, the impact of the COVID-19 pandemic on the Company, customers and the greater economy as well as the impact on trends of oil demand. If these macroeconomic conditions are protracted or result in significant changes in demand for our products and services, a goodwill impairment might be identified and the amount might be material.
As of March 31, 2020 and December 31, 2019, the Company's intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$181,095	$87,790	$93,305	$184,235	$87,228	$97,007
Customer and supplier relationships	386,197	199,915	186,282	401,696	207,884	193,812
Other intangible assets	36,632	31,435	5,197	38,331	33,018	5,313
Total amortizable permits and other intangible assets	603,924	319,140	284,784	624,262	328,130	296,132
Trademarks and trade names	122,097	—	122,097	122,934	—	122,934
Total permits and other intangible assets	$726,021	$319,140	$406,881	$747,196	$328,130	$419,066

Amortization expense of permits and other intangible assets was $9.2 million and $9.5 million in the three months ended March 31, 2020 and March 31, 2019, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2020 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2020 (nine months)	$24,393
2021	29,683
2022	29,429
2023	25,245
2024	23,783
Thereafter	152,251
$284,784

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued insurance	$71,565	$74,376
Accrued interest	9,224	21,222
Accrued compensation and benefits	43,771	72,473
Accrued income, real estate, sales and other taxes	41,751	35,749
Accrued other	89,202	72,720
	$255,513	$276,540

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2020 through March 31, 2020 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2020	$39,401	$36,250	$75,651
New asset retirement obligations	590	—	590
Accretion	705	820	1,525
Changes in estimates recorded to statement of operations	4,180	(67)	4,113
Expenditures	(521)	(320)	(841)
Currency translation and other	(453)	(146)	(599)
Balance at March 31, 2020	$43,902	$36,537	$80,439

As of March 31, 2020, the Company initiated a plan to close one of its the commercial landfill sites resulting in a $4.2 million increase to the related closure and post closure liability. The remaining ten landfill facilities remain active as of March 31, 2020. In the three months ended March 31, 2020, other than this charge, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first three months of 2020 were discounted at the credit-adjusted risk-free rate of 5.60%.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2020 through March 31, 2020 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2020	$1,851	$61,991	$50,331	$114,173
Accretion	22	599	415	1,036
Changes in estimates recorded to statement of operations	1	(362)	(282)	(643)
Expenditures	(15)	(1,256)	(1,323)	(2,594)
Currency translation and other	—	(43)	(1,065)	(1,108)
Balance at March 31, 2020	$1,859	$60,929	$48,076	$110,864

In the three months ended March 31, 2020, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Obligations:	March 31, 2020	December 31, 2019
Secured senior term loans ("Term Loans")	$7,535	$7,535

Long-Term Obligations:
Secured senior Term Loans due June 30, 2024	$725,278	$727,162
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Revolving credit facility	150,000	—
Long-term obligations, at par	$1,720,278	$1,572,162
Unamortized debt issuance costs and premium, net	(17,286)	(18,046)
Long-term obligations, at carrying value	$1,702,992	$1,554,116

Financing Activities
As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s outstanding long-term obligations, including the current portion, was $1.7 billion and $1.6 billion, respectively. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility expiring November 1, 2021. On March 31, 2020, the Company drew down $150.0 million on the revolving credit facility out of an abundance of caution given the macroeconomic uncertainties surrounding the COVID-19 global pandemic. As of March 31, 2020, the Company had $80.7 million available to borrow under the revolving credit facility and outstanding letters of credit were $141.2 million. At December 31, 2019, $229.2 million was available to borrow and outstanding letters of credit were $146.9 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements. Although the interest rate on the Term Loans is variable, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average annual interest rate of approximately 2.92%, resulting in an effective annual interest rate of approximately 4.67%.
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
As of March 31, 2020 and December 31, 2019, the Company has recorded a derivative liability with a fair value of $38.1 million and $20.8 million, respectively, within accrued expenses in connection with these cash flow hedges.
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

The Company’s effective tax rate for the three months ended March 31, 2020 was 45.6%, compared to 86.0% for the comparable period in 2019.
As of March 31, 2020 and December 31, 2019, the Company had recorded $5.9 million and $6.4 million, respectively, of liabilities for unrecognized tax benefits and $1.7 million of interest.
The Company’s tax years 2014-2016 are currently under review by the Internal Revenue Service (the “IRS”). The Company does not believe the examination will result in material adjustments to previously filed returns.
The Company believes that within the next 12 months uncertain tax positions may be resolved and statutes of limitations will expire which could result in a decrease in the gross amount of unrecognized tax benefits of $1.0 million.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$11,572	$976

Denominator:
Basic shares outstanding	55,757	55,848
Dilutive effect of outstanding stock awards	298	234
Dilutive shares outstanding	56,055	56,082

Basic earnings per share:	$0.21	$0.02

Diluted earnings per share:	$0.21	$0.02

For the three months ended March 31, 2020 and March 31, 2019, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 121,726 and 78,271, respectively, of performance stock awards for which the performance criteria were not attained at the time and 9,925 and 27,357, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the three months ended March 31, 2020 were as follows (in thousands):

	Foreign Currency Translation	Unrealized (Losses) Gains on Available-For-Sale Securities	Unrealized Loss on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2020	$(187,795)	$143	$(20,839)	$(1,560)	$(210,051)
Other comprehensive loss before reclassifications	(43,307)	(81)	(18,382)	—	(61,770)
Amounts reclassified out of accumulated other comprehensive loss	—	—	1,098	—	1,098
Tax gain	1,349	17	—	—	1,366
Other comprehensive loss	(41,958)	(64)	(17,284)	—	(59,306)
Balance at March 31, 2020	$(229,753)	$79	$(38,123)	$(1,560)	$(269,357)

The amount reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three months ended March 31, 2020 was as follows (in thousands):

Other Comprehensive (Loss) Income Components	For the Three Months Ended March 31, 2020	Location

Unrealized loss on interest rate hedge	$(1,098)	Interest expense, net of interest income

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2020 and March 31, 2019 was $3.3 million and $5.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three months ended March 31, 2020 and March 31, 2019 was $0.8 million and $1.1 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the three months ended March 31, 2020:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	522,597	$59.57
Granted	9,316	80.07
Vested	(66,779)	55.09
Forfeited	(3,009)	61.85
Balance at March 31, 2020	462,125	60.62

As of March 31, 2020, there was $17.9 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock vested during the three months ended March 31, 2020 and March 31, 2019 was $5.3 million and $3.2 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the compensation committee of the Company's board of directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving targets typically based on revenue, Adjusted EBITDA margin, Adjusted Free Cash Flow and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions.

The following table summarizes information about performance stock awards for the three months ended March 31, 2020:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	204,553	$64.78
Granted	—	—
Vested	(23,222)	55.75
Forfeited	(1,854)	64.13
Balance at March 31, 2020	179,477	65.95

As of March 31, 2020, there was $1.2 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. The total fair value of performance awards vested during the three months ended March 31, 2020 and March 31, 2019 was $1.3 million and $2.9 million, respectively.
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
At March 31, 2020 and December 31, 2019, the Company had recorded reserves of $23.6 million and $26.0 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of March 31, 2020 and December 31, 2019, the $23.6 million and $26.0 million, respectively, of reserves consisted of (i) $17.2 million and $18.4 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.4 million and $7.6 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2020, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2020, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2020 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 60 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2020, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2020. From January 1, 2020 to March 31, 2020, three product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 130 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 130 sites, five (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 125 third-party sites, 31 are now settled, 78 are currently requiring expenditures on remediation and 16 are not currently requiring expenditures on remediation.
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
BR Facility. The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the U.S. Environmental Protection Agency ("EPA") issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018, the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality and has also completed conducting the remedial investigation and feasibility study for Devil's Swamp under an order issued by the EPA. The Company cannot presently estimate the potential additional liability for the Devil's Swamp cleanup until a final remedy is selected by the EPA with issuance of a Record of Decision.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2020 and December 31, 2019, there were 12 proceedings for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
The following table reconciles third-party revenues to direct revenues for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$528,104	$37,163	$1,095	$566,362	$473,698	$34,075	$1,249	$509,022
Safety-Kleen	330,369	(37,163)	6	293,212	306,547	(34,075)	5	272,477
Corporate Items	90	—	(1,101)	(1,011)	594	—	(1,254)	(660)
Total	$858,563	$—	$—	$858,563	$780,839	$—	$—	$780,839

The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, loss on early extinguishment of debt, provision for income taxes and other gains, losses or non-cash charges not deemed representative of fundamental segment results and other expense (income), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Adjusted EBITDA:
Environmental Services	$108,914	$89,510
Safety-Kleen	61,148	54,793
Corporate Items	(47,472)	(42,640)
Total	122,590	101,663
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,561	2,574
Depreciation and amortization	74,533	75,355
Income from operations	45,496	23,734
Other expense (income), net	2,365	(2,983)
Loss on sale of businesses	3,074	—
Interest expense, net of interest income	18,787	19,764
Income before provision for income taxes	$21,270	$6,953

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2020	December 31, 2019
Property, plant and equipment, net:
Environmental Services	$909,207	$939,352
Safety-Kleen	552,879	555,310
Corporate Items	85,033	93,489
Total property, plant and equipment, net	$1,547,119	$1,588,151

Goodwill and Permits and other intangibles, net:
Environmental Services
Goodwill	$209,713	$212,531
Permits and other intangibles, net	85,165	89,722
Total Environmental Services	294,878	302,253

Safety-Kleen
Goodwill	$309,914	$312,482
Permits and other intangibles, net	321,716	329,344
Total Safety-Kleen	631,630	641,826

Total	$926,508	$944,079

The following table presents the total assets by geographical area (in thousands):

	March 31, 2020	December 31, 2019
United States	$3,521,439	$3,413,254
Canada and other foreign	610,582	695,650
Total	$4,132,021	$4,108,904

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, the risks and uncertainties surrounding Coronavirus ("COVID-19") and the related impact on our business, and those items identified as "Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Clean Harbors undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements other than through its filings with the SEC, which may be viewed in the "Investors" section of the Clean Harbors website.
Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today's world. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also the largest re-refiner and recycler of used oil in North America and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:

•
Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of through our owned incinerators and landfills, as well as utilization of such incinerators, labor and billable hours and equipment among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required. As a result of the recent outbreak of COVID-19, the business has also seen increased demand for response services relative to contagion decontamination.

•
Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service and product offerings that serve to attract small quantity waste producers customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vacuum services, used motor oil collection and contract blending and packaging services. Key performance indicators tracked by the Company relative to these services include the number of parts washer services performed and pricing and volume of used motor oil and waste collected. Results from these services are primarily driven by the overall number of parts washers placed at customer sites and volumes of waste collected, as well as the demand for and frequency of other offered services. These factors can be impacted by overall economic conditions in the marketplace, especially in the automotive related area. In addition to its core service offerings, Safety-Kleen offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Other product offerings include automotive related fluids and shop supplies. Relative to its oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven marketplace. The segment’s results are significantly impacted by overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. Our OilPlus® closed loop initiative, which results in the sale of our renewable oil products directly to our end customers, may also be impacted by changes in customer demand for high-quality, environmentally responsible recycled oil.
Impact of COVID-19
In response to the COVID-19 pandemic, the Company has created a dedicated crisis response team to proactively monitor and respond to Company and customer operations, implement plans to execute on opportunities of COVID-19 related decontamination services and enhance health and safety measures for all our employees.
Health and safety is our #1 priority. As part of our commitment to ensuring the health and safety of our employees, particularly those performing COVID-19 decontamination services for our customers, thus far we have been able to successfully supply our employees with appropriate personal protective equipment ("PPE") for use in servicing our customers and implemented protocols to actively monitor and report employee illness. To support the safety of all of our employees and operations, precautionary measures have been implemented including suspending non-essential travel, limiting the number of employees attending meetings, reducing the number of people at our locations at any one time, monitoring the health of all employees, arranging administrative employees to work from home and encouraging any employee to work from home where possible.
The Company's financial results for the quarter ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic. In the latter half of March 2020, we began to experience a slowdown or closure at some customer sites, particularly in the Safety-Kleen business while also seeing an increase in demand from several customers for decontamination related services in response to COVID-19. However, the outbreak of COVID-19 has resulted in, and is likely to continue to result in, significant economic disruption. In an effort to contain COVID-19, governments have enacted various measures, including orders to close non-essential businesses and personal and commercial travel restrictions. The essential nature of the Company’s operations has not directly required the closure of any of our facilities. However, in order to respond to the impact on the Safety-Kleen business and in particular the reduced availability of used motor oils which are utilized as feedstock in our re-refining processes, in April 2020, the Company temporarily shuttered nearly half of the production capacity of our oil re-refineries.
The Company expects to continue to experience the impacts of COVID-19 throughout the remainder of 2020. In our Environmental Services segment, continued shutdowns of customers' operations could decrease the level of our services that are required and the quantities of commercial and industrial waste disposed of throughout our network of facilities. Lower demand for oil and overall price declines in the global oil market, resulting from COVID-19 impacts, could impact the level of environmental services we provide to our customers in that market. We have seen an increase in emergency response work for COVID-19 related decontamination services which we expect to continue, however these additional services are not expected to fully offset the negative impact of COVID-19 on our Environmental Services segment.
We expect that the services provided by our Safety-Kleen segment, especially in the near term, could be more significantly impacted by continued customer shutdowns and therefore less demand for Safety-Kleen services and products. We have observed declining demand in the primary sectors impacting this business including the overall automotive sector, as consumer activity decelerates across the United States and Canada. Lower oil related demand and price declines in the global oil market, exacerbated by COVID-19 impacts, are also expected to reduce revenues and cash flows generated by the business in 2020. Further, the Company has experienced, and likely will continue to face, a shortage of used motor oil supply primarily due to travel restrictions and the presumed temporary closure of certain customer sites.
The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions and the effectiveness of actions taken to contain the outbreak and treat its impact. For this reason, the Company expects 2020 profitability to be less than prior expectations, however the Company cannot now reasonably estimate with any degree of certainty the future impact that COVID-19 may have on the Company's results of operations, financial position or liquidity.
The Company considered the impact of COVID-19 on the assumptions and estimates used in the preparation of the financial statements and did not identify any significant changes in estimates. Specifically, management concluded that there had not been any triggering events requiring further assessment of asset impairments. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in oil demand impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Company's results as of March 31, 2020.
In regards to liquidity and capital resources, as of March 31, 2020, the Company had $494.3 million in cash and marketable securities and $80.7 million of remaining borrowing availability under the revolving credit facility. Other than $7.5 million of annual payments on the Company's Term Loans, there are no debt maturities until November 2021, when the Company's revolving credit facility expires. To maintain a strong liquidity position through 2020 and beyond, the Company is actively considering, planning and executing cost reduction initiatives, and reducing 2020 capital expenditures by more than $50.0 million from previously forecasted amounts and considering all aspects of eligible government programs.
Highlights
Total revenues for the three months ended March 31, 2020 were $858.6 million, compared with $780.8 million for the three months ended March 31, 2019. In the three months ended March 31, 2020, our Environmental Services segment increased direct revenues 11.3% from the comparable period in 2019 primarily due to higher volumes and more profitable waste streams in our network of facilities, most predominately at our incinerators, and our increased emergency response services in the wake of the COVID-19 pandemic. In the three months ended March 31, 2020, our Safety-Kleen segment increased direct revenues 7.6% from the comparable period in 2019 predominantly due to higher volumes and prices for our base oil and blended oil sales. The fluctuation of the Canadian dollar negatively impacted our consolidated revenues by $1.2 million in the three months ended March 31, 2020.
We reported income from operations for the three months ended March 31, 2020 of $45.5 million compared with $23.7 million in the three months ended March 31, 2019. We reported net income for the three months ended March 31, 2020 of $11.6 million compared with net income of $1.0 million in the three months ended March 31, 2019.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 20.6% to $122.6 million in the three months ended March 31, 2020 from $101.7 million in the three months ended March 31, 2019. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the three months ended March 31, 2020 was $33.7 million, an increase of $3.9 million from the comparable period in 2019. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $26.2 million in the three months ended March 31, 2020, compared to an outflow of $24.9 million in the comparable period of 2019. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2020 and March 31, 2019 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change
Direct Revenues(1):
Environmental Services	$566,362	$509,022	$57,340	11.3%
Safety-Kleen	293,212	272,477	20,735	7.6
Corporate Items	(1,011)	(660)	(351)	N/M
Total	858,563	780,839	77,724	10.0
Cost of Revenues(2):
Environmental Services	411,472	385,107	26,365	6.8
Safety-Kleen	194,578	180,366	14,212	7.9
Corporate Items	616	(1,109)	1,725	N/M
Total	606,666	564,364	42,302	7.5
Selling, General & Administrative Expenses:
Environmental Services	45,976	34,405	11,571	33.6
Safety-Kleen	37,486	37,318	168	0.5
Corporate Items	45,845	43,089	2,756	6.4
Total	129,307	114,812	14,495	12.6
Adjusted EBITDA:
Environmental Services	108,914	89,510	19,404	21.7
Safety-Kleen	61,148	54,793	6,355	11.6
Corporate Items	(47,472)	(42,640)	(4,832)	11.3
Total	$122,590	$101,663	$20,927	20.6%
_____________________
N/M = not meaningful

(1)	Direct revenue is revenue allocated to the segment performing the provided service.

(2)	Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Environmental Services

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
Direct revenues	$566,362	$509,022	$57,340	11.3%
Environmental Services direct revenues for the three months ended March 31, 2020 increased $57.3 million from the comparable period in 2019 driven primarily by a greater volume of higher value waste streams at our incinerators and higher service-related revenues. Increased utilization and average pricing at our incinerator facilities contributed $23.7 million to the direct revenue growth in the Environmental Services segment. Utilization at our incinerator facilities was 86% in the first quarter of 2020, a significant increase from the first quarter of 2019, directly resulting from fewer down days in the period. In the first quarter of 2019, utilization was unfavorably impacted by additional down days due to a fire at a neighboring facility. Average price per ton at our incinerators during the first quarter of 2020 increased approximately 11% from the first quarter of 2019.
Emergency response services contributed an incremental $21.2 million to the direct revenue growth of the Environmental Services segment from the comparable period, half of which was related to emergency response services associated with the COVID-19 pandemic, with the remaining increase from other project-based services. Also impacting the year over year change in direct revenues within this segment was the negative impact of foreign currency translation on our Canadian operations of $0.9 million.
Safety-Kleen

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
Direct revenues	$293,212	$272,477	$20,735	7.6%
Safety-Kleen direct revenues for the three months ended March 31, 2020 increased $20.7 million from the comparable period in 2019. Increased volumes and pricing in the base oil market accounted for $15.1 million of incremental base oil revenues from the comparable period in 2019. Direct revenue from sales of blended oil products increased $4.2 million, driven both by higher volume and better pricing. The increase in volumes of base and blended oil was largely the result of favorable weather conditions in 2020 as compared to the first quarter of 2019 when adverse weather conditions delayed the delivery of our products. Revenues generated through our core service offerings such as handling of containerized waste and vacuum services increased $3.6 million from the same period in 2019, and revenues from contract blending and packaging also increased $2.5 million. These increases were partially offset by a $4.7 million reduction in direct revenue driven by lower volume of recycled fuel oil and refinery byproducts sales. In the first three months of 2020, parts washer services were relatively consistent with the same quarter in the prior year. The impact of foreign currency translation on our Canadian operations was minimal.
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

Environmental Services

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
Cost of revenues	$411,472	$385,107	$26,365	6.8%
As a % of Direct revenues	72.7%	75.7%		(3.0)%
Environmental Services cost of revenues for the three months ended March 31, 2020 increased $26.4 million from the comparable period in 2019; however, these costs improved as a percentage of direct revenues primarily due to increased utilization and higher priced waste streams at our incinerators and a more favorable mix of higher margin services. The overall cost increase was due to increased equipment and supply costs of $12.2 million and increased labor and benefits related costs of $12.1 million. The incremental operating costs were commensurate with greater activity levels in the first quarter of 2020.
Safety-Kleen

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
Cost of revenues	$194,578	$180,366	$14,212	7.9%
As a % of Direct revenues	66.4%	66.2%		0.2%
Safety-Kleen cost of revenues for the three months ended March 31, 2020 increased $14.2 million from the comparable period in 2019; however, these costs remained relatively consistent as a percentage of direct revenues. The primary drivers of the cost increase were a $4.2 million increase in labor related costs, a $3.2 million increase in the costs of oil additives and raw materials and a $2.1 million increase in transportation, disposal and fuel costs, with the remaining increase spread across various cost components. These costs were in line with the overall growth in the business in the first quarter of 2020 as compared to the first quarter of 2019.
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
Environmental Services

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
SG&A expenses	$45,976	$34,405	$11,571	33.6%
As a % of Direct revenues	8.1%	6.8%		1.3%
Environmental Services SG&A expenses for the three months ended March 31, 2020 increased $11.6 million from the comparable period in 2019 and SG&A as a percentage of direct revenues increased as well. Contributing to this increase was the favorable resolution of a litigation matter of $5.5 million and recovery of certain trade receivables of $5.4 million, both of which were recorded in the first quarter of 2019. Absent these nonrecurring transactions, Environmental Services SG&A as a percentage of direct revenues improved due to better leverage of our fixed cost base.

Safety-Kleen

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
SG&A expenses	$37,486	$37,318	$168	0.5%
As a % of Direct revenues	12.8%	13.7%		(0.9)%
Safety-Kleen SG&A expenses for the three months ended March 31, 2020 and March 31, 2019 were relatively consistent; however, Safety-Kleen SG&A improved as a percentage of direct revenues for the three months ended March 31, 2020 generally due to better leverage of fixed costs.
Corporate Items

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
SG&A expenses	$45,845	$43,089	$2,756	6.4%
Corporate Items SG&A expenses for the three months ended March 31, 2020 increased $2.8 million from the comparable period in 2019 primarily due to increased marketing expenses of $4.0 million to expand brand awareness, partially offset by a $2.5 million decrease in stock-based compensation.
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

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$108,914	$89,510	$19,404	21.7%
Safety-Kleen	61,148	54,793	6,355	11.6
Corporate Items	(47,472)	(42,640)	(4,832)	(11.3)
Total	$122,590	$101,663	$20,927	20.6%
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

The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$11,572	$976
Accretion of environmental liabilities	2,561	2,574
Depreciation and amortization	74,533	75,355
Other expense (income), net	2,365	(2,983)
Loss on sale of businesses	3,074	—
Interest expense, net of interest income	18,787	19,764
Provision for income taxes	9,698	5,977
Adjusted EBITDA	$122,590	$101,663
As a % of Direct revenues	14.3%	13.0%

Depreciation and Amortization

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$65,366	$65,871	$(505)	(0.8)%
Permits and other intangibles amortization	9,167	9,484	(317)	(3.3)
Total depreciation and amortization	$74,533	$75,355	$(822)	(1.1)%

Depreciation and amortization for the three months ended March 31, 2020 was relatively consistent to the comparable period in 2019.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change
Provision for income taxes	$9,698	$5,977	$3,721	62.3%
The provision for income taxes for the three months ended March 31, 2020 increased $3.7 million from the comparable period in 2019. The increase was primarily due to increased taxable income in the United States. Our effective tax rate for the three months ended March 31, 2020 was 45.6%, compared to 86.0% for the same period in 2019.
For the three months ended March 31, 2020, we did not record an income tax benefit of $1.1 million associated with the loss on sale of businesses and $0.9 million of income tax benefits generated from losses at certain of our Canadian entities. This compares to $4.1 million of income tax benefits generated in the comparable period of 2019 which also were not recorded in that period's income tax provision.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net cash from operating activities	$33,681	$29,740
Net cash used in investing activities	(93,087)	(74,969)
Net cash from (used in) financing activities	126,447	(15,368)
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2020 was $33.7 million, an increase of $3.9 million from the comparable period in 2019. The increase in operating cash flows from the comparable period of 2019 was attributable to greater levels of operating income partially offset by an increase in working capital amounts. The increase in working capital was attributable to comparatively higher interest payments in the first quarter of 2020.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2020 was $93.1 million, an increase of $18.1 million from the comparable period in 2019. Net cash used in investing activities increased most notably due to a $23.8 million increase in capital expenditure levels, including the purchase of our Norwell, Massachusetts corporate headquarters in January 2020, as well as the timing of proceeds received from the purchase and sale of marketable securities in the comparative periods. Additionally, levels of investing cash outflows in 2020 were impacted by a $14.9 million decrease in cash paid for acquisitions, net of cash acquired and a $7.9 million cash inflow in the current quarter related to the sale of two small non-core businesses previously included in the Environmental Services segment.
Net cash from (used in) financing activities
Net cash from financing activities for the three months ended March 31, 2020 was $126.4 million, compared to net cash used in financing activities of $15.4 million from the comparable period in 2019. On March 31, 2020, we borrowed $150.0 million under our revolving credit facility out of an abundance of caution given the macroeconomic uncertainties surrounding the COVID-19 global pandemic. This financing cash inflow was partially offset by an increase in repurchases of common stock. For additional information regarding our financing activities, see Note 11, "Financing Arrangements," to the accompanying unaudited consolidated financial statements.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. We exclude cash impacts of items derived from non-operating activities such as taxes paid in connection with divestitures and in the current period have also excluded cash paid in connection with the purchase of our corporate headquarters and certain capital improvements to the site as these expenditures are considered one-time in nature. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash from operating activities	$33,681	$29,740
Additions to property, plant and equipment	(82,767)	(58,947)
Purchase and capital improvements of corporate headquarters	20,735	—
Proceeds from sale and disposal of fixed assets	2,150	4,321
Adjusted free cash flow	$(26,201)	$(24,886)
Working Capital
At March 31, 2020, cash and cash equivalents and marketable securities totaled $494.3 million, compared to $414.4 million at December 31, 2019. At March 31, 2020, cash and cash equivalents held by our foreign subsidiaries totaled $81.7 million and were readily convertible into other currencies including U.S. dollars. At March 31, 2020, the cash and cash equivalents and marketable securities balance for our U.S. operations was $412.6 million, and our U.S. operations had net operating cash flows of $4.3 million for the three months ended March 31, 2020. Additionally, we have a $400.0 million revolving credit facility of which approximately $80.7 million was available to borrow at March 31, 2020. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their current liquidity needs.
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
Financing Arrangements
Financing arrangements are discussed in Note 11, “Financing Arrangements,” to our unaudited consolidated financial statements included in this report. As discussed therein, the Company maintains a $400.0 million revolving credit facility expiring on November 1, 2021. On March 31, 2020, the Company drew down $150.0 million on the revolving credit facility out of an abundance of caution given the macroeconomic uncertainties surrounding the COVID-19 global pandemic. The $150.0 million is included in the Company's cash and cash equivalents balance as of March 31, 2020. The Company had $80.7 million available to borrow and outstanding letters of credit were $141.2 million at March 31, 2020. At December 31, 2019, $229.2 million was available to borrow and outstanding letters of credit were $146.9 million. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of March 31, 2020, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Common Stock Repurchases
During the three months ended March 31, 2020 and March 31, 2019, the Company repurchased and retired a total of approximately 0.3 million and 0.1 million shares, respectively, of the Company's common stock for total costs of approximately $17.3 million and $6.3 million, respectively. These purchases were pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. Through March 31, 2020, the Company has repurchased and retired a total of approximately 6.2 million shares of its common stock for approximately $332.7 million under this program. As of March 31, 2020, an additional $267.3 million remained available for repurchase of shares under this program.
Environmental Liabilities

(in thousands, except percentages)	March 31, 2020	December 31, 2019	$ Change	% Change
Closure and post-closure liabilities	$80,439	$75,651	$4,788	6.3%
Remedial liabilities	110,864	114,173	(3,309)	(2.9)
Total environmental liabilities	$191,303	$189,824	$1,479	0.8%

Total environmental liabilities as of March 31, 2020 were $191.3 million, an increase of $1.5 million compared to December 31, 2019 primarily due to a $4.2 million increase in the closure and post-closure liabilities associated with one commercial landfill for which the Company has initiated closure plans. The remaining change is resulting from accretion of $2.6 million, partially offset by expenditures of $3.4 million and changes in the balance due to currency translation of approximately $1.7 million.
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
Capital Expenditures
Capital expenditures in the first quarter of 2020 were $82.8 million as compared to $58.9 million in the first quarter of 2019. The increase was primarily due to the purchase of our corporate headquarters in January 2020. We anticipate that in 2020, capital expenditures net of disposals will be less than the prior year. However, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first three months of 2020 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Goodwill and Other Long-Lived Assets.    Goodwill is reviewed for impairment annually as of December 31 or when events or changes in the business environment (triggering events) indicate the carrying value of a reporting unit may exceed its fair value. This review is performed by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a loss is recorded for the excess of the carrying value over the fair value up to the carrying amount of goodwill.
We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. As of March 31, 2020 and December 31, 2019, we continue to have four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Safety-Kleen Oil and Safety-Kleen Environmental Services.
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill was allocated as of December 31, 2019 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases the estimated fair value of each reporting unit significantly exceeded its carrying value.
Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation or amortization. Long-lived assets with finite lives are reviewed for impairment whenever events or changes in circumstances (triggering events) indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets to the respective carrying amounts. The impairment loss, if any, would be measured as the excess of the carrying amount over the fair value of the asset and is recorded in the period in which the determination is made.
During the period ended March 31, 2020, we considered the expected adverse impact of COVID-19 and the overall sharp decline in oil pricing, partially driven by the global response to COVID-19 and partially driven by increased production from certain oil producing countries, and concluded that a triggering event had not occurred. This conclusion was based on a qualitative analysis incorporating (i) the significant excess fair value that previously existed in each reporting unit and (ii) assessing the current and long-term performance of the Company given expectations that the effects on the operations and cash flows of each reporting unit arising from these disruptions will be short lived.
We will continue to evaluate all of our goodwill and other long-lived assets impacted by economic downturns. The market conditions which could lead to such future impairments are currently most prevalent for assets supporting our oil and gas field services and lodging services operations within the Environmental Sales & Services reporting unit and goodwill associated with our Safety-Kleen Oil reporting unit.
Our assumptions with respect to future cash flows and conclusions with respect to asset impairments could be impacted by changes arising from (i) a further significant deterioration in market conditions arising from COVID-19, (ii) a sustained period of economic and industrial slow downs resulting from social distancing guidelines, (iii) inability to price our oil related products and services to maintain profitability, (iv) inability to scale our operations and implement cost reduction efforts in light of reduced demand or (v) a further decline in our share price for a sustained period of time. These factors, among others, could significantly impact the impairment analysis and may result in future goodwill or asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the draw down on March 31, 2020, of $150.0 million from our available borrowings under our revolving credit facility, there were no material changes in the first three months of 2020 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The revolving credit facility will expire on November 1, 2021, at which point, the amount of then outstanding borrowings will be due. However, the Company can repay the borrowings without penalty (other than customary LIBOR breakage fees) at any point. Interest on the credit facility is based on the one-month LIBOR, and as of March 31, 2020, the effective interest rate on the $150.0 million borrowed was 2.25%. Commencing on April 30, 2020, interest payments are due monthly until the borrowing is repaid.
ITEM 4.                             CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the coronavirus ("COVID-19") pandemic, certain employees of the Company began working remotely in March 2020 but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.                         LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.                        RISK FACTORS
Except as set forth below, during the three months ended March 31, 2020, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than the update described below.
Natural disasters or other catastrophic events, including pandemics, could negatively affect our business, financial condition and results of operations.

Natural disasters such as hurricanes, tornados or earthquakes or other catastrophic events including public health threats or outbreaks of communicable diseases including the recent novel coronavirus pandemic could negatively affect our operations and financial performance. The impact of such events could include physical damage to one or more of our facilities or equipment, the temporary lack of an adequate workforce in a market and the temporary disruption in rail or truck transportation services upon which we rely. These events could prevent or delay shipments from suppliers or to customers and reduce both volumes and revenue. Weather conditions and other event driven special projects also cause interim variations in our results. These events could adversely impact the ability of the Company's suppliers and customers to conduct business activities and could ultimately do so for an indefinite period of time. As a result, we may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1, 2020 through January 31, 2020	3,327	$85.75	—	$284,684
February 1, 2020 through February 29, 2020	39,298	76.95	26,841	282,684
March 1, 2020 through March 31, 2020	290,185	56.03	275,136	267,346
Total	332,810	$—	301,977
________________

(1)	Includes 30,833 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under the Company's equity incentive plans.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	April 29, 2020

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	April 29, 2020