Form 10-Q
period 2020-06-30
CLEAN HARBORS INC
filed 2020-08-05
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 31, 2020 was 55,638,158.

CLEAN HARBORS, INC.

QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$447,366	$371,991
Short-term marketable securities	59,326	42,421
Accounts receivable, net of allowances aggregating $44,632 and $38,711, respectively	572,373	644,738
Unbilled accounts receivable	44,761	56,326
Deferred costs	18,715	21,746
Inventories and supplies	219,808	214,744
Prepaid expenses and other current assets	69,455	48,942
Total current assets	1,431,804	1,400,908
Property, plant and equipment, net	1,553,808	1,588,151
Other assets:
Operating lease right-of-use assets	153,522	162,206
Goodwill	523,154	525,013
Permits and other intangibles, net	400,448	419,066
Other	14,893	13,560
Total other assets	1,092,017	1,119,845
Total assets	$4,077,629	$4,108,904

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$7,535
Accounts payable	188,340	298,375
Deferred revenue	61,902	73,370
Accrued expenses	289,414	276,540
Current portion of closure, post-closure and remedial liabilities	19,129	23,301
Current portion of operating lease liabilities	38,620	40,979
Total current liabilities	604,940	720,100
Other liabilities:
Closure and post-closure liabilities, less current portion of $5,708 and $7,283, respectively	76,933	68,368
Remedial liabilities, less current portion of $13,421 and $16,018, respectively	99,062	98,155
Long-term obligations, less current portion	1,626,871	1,554,116
Operating lease liabilities, less current portion	115,089	121,020
Deferred taxes, unrecognized tax benefits and other long-term liabilities	300,763	277,332
Total other liabilities	2,218,718	2,118,991
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value: authorized 80,000,000 shares; issued and outstanding 55,612,860 and 55,797,734 shares, respectively	556	558
Additional paid-in capital	629,755	644,412
Accumulated other comprehensive loss	(251,829)	(210,051)
Accumulated earnings	875,489	834,894
Total stockholders’ equity	1,253,971	1,269,813
Total liabilities and stockholders’ equity	$4,077,629	$4,108,904
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$637,839	$715,085	$1,357,706	$1,371,743
Product revenues	72,161	153,593	210,857	277,774
Total revenues	710,000	868,678	1,568,563	1,649,517
Cost of revenues: (exclusive of items shown separately below)
Service revenues	411,065	480,229	903,781	943,712
Product revenues	59,616	114,704	173,566	215,585
Total cost of revenues	470,681	594,933	1,077,347	1,159,297
Selling, general and administrative expenses	103,839	123,920	233,146	238,732
Accretion of environmental liabilities	2,766	2,560	5,327	5,134
Depreciation and amortization	72,494	74,217	147,027	149,572
Income from operations	60,220	73,048	105,716	96,782
Other (expense) income, net	(500)	(564)	(2,865)	2,419
Loss on sale of businesses	(184)	—	(3,258)	—
Interest expense, net of interest income of $668, $903, $1,666 and $1,829, respectively	(18,654)	(20,215)	(37,441)	(39,979)
Income before provision for income taxes	40,882	52,269	62,152	59,222
Provision for income taxes	11,859	16,025	21,557	22,002
Net income	$29,023	$36,244	$40,595	$37,220
Earnings per share:
Basic	$0.52	$0.65	$0.73	$0.67
Diluted	$0.52	$0.65	$0.73	$0.66
Shares used to compute earnings per share - Basic	55,590	55,875	55,673	55,861
Shares used to compute earnings per share - Diluted	55,748	56,066	55,882	56,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$29,023	$36,244	$40,595	$37,220
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	296	(236)	232	(93)
Reclassification adjustment for losses on available-for-sale securities included in net income	—	332	—	332
Unrealized loss on interest rate hedge	(3,000)	(9,014)	(21,382)	(14,031)
Reclassification adjustment for losses on interest rate hedge included in net income	2,130	397	3,228	755
Foreign currency translation adjustments	18,102	13,597	(23,856)	22,137
Other comprehensive income (loss), net of tax	17,528	5,076	(41,778)	9,100
Comprehensive income (loss)	$46,551	$41,320	$(1,183)	$46,320

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$40,595	$37,220
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	147,027	149,572
Allowance for doubtful accounts	9,006	(2,233)
Amortization of deferred financing costs and debt discount	1,787	2,000
Accretion of environmental liabilities	5,327	5,134
Changes in environmental liability estimates	5,607	(748)
Deferred income taxes	—	(1,636)
Other expense (income), net	2,865	(2,419)
Stock-based compensation	6,077	9,643
Loss on sale of businesses	3,258	—
Environmental expenditures	(6,104)	(6,134)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	67,540	(13,284)
Inventories and supplies	(9,024)	(4,129)
Other current and non-current assets	(25,840)	(10,706)
Accounts payable	(82,134)	(20,915)
Other current and long-term liabilities	7,499	(2,895)
Net cash from operating activities	173,486	138,470
Cash flows used in investing activities:
Additions to property, plant and equipment	(125,721)	(118,372)
Proceeds from sale and disposal of fixed assets	3,101	7,389
Acquisitions, net of cash acquired	(8,877)	(29,479)
Proceeds from sale of businesses, net of transactional costs	7,753	—
Additions to intangible assets including costs to obtain or renew permits	(1,242)	(1,923)
Proceeds from sale of available-for-sale securities	28,851	26,518
Purchases of available-for-sale securities	(45,550)	(24,001)
Net cash used in investing activities	(141,685)	(139,868)
Cash flows from (used in) financing activities:
Change in uncashed checks	(1,689)	(3,514)
Tax payments related to withholdings on vested restricted stock	(3,395)	(4,980)
Repurchases of common stock	(17,341)	(11,272)
Payments on finance leases	(1,790)	(259)
Principal payments on debt	(3,768)	(3,768)
Borrowing from revolving credit facility	150,000	—
Payment on revolving credit facility	(75,000)	—
Net cash from (used in) financing activities	47,017	(23,793)
Effect of exchange rate change on cash	(3,443)	3,139
Increase (decrease) in cash and cash equivalents	75,375	(22,052)
Cash and cash equivalents, beginning of period	371,991	226,507
Cash and cash equivalents, end of period	$447,366	$204,455
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$38,327	$39,369
Income taxes paid	1,478	12,697
Non-cash investing activities:
Property, plant and equipment accrued	7,421	14,103
ROU assets obtained in exchange for operating lease liabilities	16,216	5,575
ROU assets obtained in exchange for finance lease liabilities	16,452	23,027
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2020	55,798	$558	$644,412	$(210,051)	$834,894	$1,269,813
Net income	—	—	—	—	11,572	11,572
Other comprehensive loss	—	—	—	(59,306)	—	(59,306)
Stock-based compensation	—	—	3,291	—	—	3,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(2,225)	—	—	(2,224)
Repurchases of common stock	(302)	(3)	(17,338)	—	—	(17,341)
Balance at March 31, 2020	55,555	556	628,140	(269,357)	846,466	1,205,805
Net income	—	—	—	—	29,023	29,023
Other comprehensive income	—	—	—	17,528	—	17,528
Stock-based compensation	—	—	2,786	—	—	2,786
Issuance of common stock for restricted share vesting, net of employee tax withholdings	58	—	(1,171)	—	—	(1,171)
Balance at June 30, 2020	55,613	$556	$629,755	$(251,829)	$875,489	$1,253,971

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	55,847	$558	$655,415	$(223,371)	$737,154	$1,169,756
Net income	—	—	—	—	976	976
Other comprehensive income	—	—	—	4,024	—	4,024
Stock-based compensation	—	—	5,809	—	—	5,809
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(2,277)	—	—	(2,276)
Repurchases of common stock	(97)	(1)	(6,323)	—	—	(6,324)
Balance at March 31, 2019	55,828	558	652,624	(219,347)	738,130	1,171,965
Net income	—	—	—	—	36,244	36,244
Other comprehensive income	—	—	—	5,076	—	5,076
Stock-based compensation	—	—	3,834	—	—	3,834
Issuance of common stock for restricted share vesting, net of employee tax withholdings	105	1	(2,705)	—	—	(2,704)
Repurchases of common stock	(74)	—	(4,948)	—	—	(4,948)
Balance at June 30, 2019	55,859	$559	$648,805	$(214,271)	$774,374	$1,209,467
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
A novel strain of coronavirus ("COVID-19") was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served, including a significant reduction in the demand for petroleum-based products. The Company's businesses and operations began being adversely impacted by effects of COVID-19 in March of 2020 when circumstances surrounding and responses to the pandemic, including stay-at-home orders, began to materialize in North America. These disruptions had a significant impact on the Company's operating results during the three months ended June 30, 2020 and the Company expects that operations will continue to see an impact. The full extent of the ongoing COVID-19 outbreak and changes in demand for oil and the impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on financial results and business operations of the Company.
In response to the COVID-19 outbreak, the Company has seen increased demand in emergency response services. In particular, the Company is addressing the safety of its customers and communities by providing contagion decontamination services. In conducting these services, employee safety is paramount and the Company has been able to provide appropriate personal protective equipment and support to those performing these services.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in these policies or their application except for the changes described below.
Landfill Accounting
Landfill capacity - During the first six months of 2020, the Company has taken actions to begin the closure of one of the Company's commercial landfill sites. The planned closure will nominally reduce the Company's remaining highly probable airspace. See Note 9, "Closure and Post-Closure Liabilities," for additional information.
Government Grants
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in response to the widespread economic impact of the COVID-19 pandemic. On April 11, 2020, the Canadian federal government enacted the COVID-19 Emergency Response Act, No.2, which implemented the Canada Emergency Wage Subsidy ("CEWS"). During the quarter ended June 30, 2020, the Company recorded a benefit of $23.4 million as an offset to the related operating expenses in either cost of revenues or selling, general and administrative expenses for the eligible employee retention credit under the CARES Act and the subsidy under CEWS.

(3) REVENUES
The Company generates revenues through its Environmental Services and Safety-Kleen operating segments. The Company's Environmental Services operating segment generally has the following three sources of revenue:
Technical Services—Technical Services revenues are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues from waste that is not yet completely processed and disposed and the related costs are deferred. The deferred revenues and costs are recognized when the related services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Field and Emergency Response Services—Field Services revenues are generated from cleanup services at customer sites, including municipalities and utilities, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental, contamination or pandemic related emergencies include any scale from man-made disasters such as oil spills, to natural disasters such as hurricanes. More recently demand has increased for projects involving contagion disinfection, decontamination and disposal services in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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
Disaggregation of Revenue
We disaggregate the Company's third party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors (in thousands):

	For the Three Months Ended June 30, 2020
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$403,451	$228,338	$(160)	$631,629
Canada	60,903	17,252	216	78,371
Total third-party revenues	$464,354	$245,590	$56	$710,000

Sources of Revenue (1)
Technical Services	$241,929	$—	$—	$241,929
Field and Emergency Response Services	127,353	—	—	127,353
Industrial Services and Other	95,072	—	56	95,128
Safety-Kleen Environmental Services	—	194,872	—	194,872
Safety-Kleen Oil	—	50,718	—	50,718
Total third-party revenues	$464,354	$245,590	$56	$710,000

	For the Three Months Ended June 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$431,749	$316,688	$202	$748,639
Canada	94,545	25,494	—	120,039
Total third-party revenues	$526,294	$342,182	$202	$868,678

Sources of Revenue (1)
Technical Services	$275,908	$—	$—	$275,908
Field and Emergency Response Services	86,722	—	—	86,722
Industrial Services and Other (2)	163,664	—	202	163,866
Safety-Kleen Environmental Services	—	216,434	—	216,434
Safety-Kleen Oil	—	125,748	—	125,748
Total third-party revenues	$526,294	$342,182	$202	$868,678

	For the Six Months Ended June 30, 2020
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$843,465	$534,871	$(462)	$1,377,874
Canada	148,993	41,088	608	190,689
Total third-party revenues	$992,458	$575,959	$146	$1,568,563

Sources of Revenue (1)
Technical Services	$517,202	$—	$—	$517,202
Field and Emergency Response Services	233,265	—	—	233,265
Industrial Services and Other	241,991	—	146	242,137
Safety-Kleen Environmental Services	—	409,353	—	409,353
Safety-Kleen Oil	—	166,606	—	166,606
Total third-party revenues	$992,458	$575,959	$146	$1,568,563

	For the Six Months Ended June 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$819,918	$603,262	$796	$1,423,976
Canada	180,074	45,467	—	225,541
Total third-party revenues	$999,992	$648,729	$796	$1,649,517

Sources of Revenue (1)
Technical Services	$527,827	$—	$—	$527,827
Field and Emergency Response Services	158,348	—	—	158,348
Industrial Services and Other (2)	313,817	—	796	314,613
Safety-Kleen Environmental Services	—	423,517	—	423,517
Safety-Kleen Oil	—	225,212	—	225,212
Total third-party revenues	$999,992	$648,729	$796	$1,649,517
________________
(1) All revenue except oil and oil product sales within Safety-Kleen Oil and product sales within Safety-Kleen Environmental Services, which include various automotive related fluids, shop supplies and direct blended oil sales, are recognized over time. Safety-Kleen Oil and Safety-Kleen Environmental Services product sales are recognized at a point in time.
(2) Third-party revenues of $27,653 and $202 for the three months ended June 30, 2019, respectively, and third-party revenues of $61,708 and $796 for the six months ended June 30, 2019, respectively, previously reported as Oil, Gas and Lodging Services and Other, are now disclosed within Industrial Services and Other based on relative materiality to the business.
Contract Balances

(in thousands)	June 30, 2020	December 31, 2019
Receivables	$572,373	$644,738
Contract assets (unbilled receivables)	44,761	56,326
Contract liabilities (deferred revenue)	61,902	73,370
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

(4) BUSINESS COMBINATIONS
2020 Acquisition
On April 17, 2020, the Company acquired a privately-owned business for $8.9 million cash consideration. The acquired company expands the Safety-Kleen segment's oil re-refining operations to the northeast United States. In connection with this acquisition, a preliminary goodwill amount of $1.5 million was recognized.
2019 Acquisitions
On May 31, 2019, the Company acquired a privately-owned business for $14.8 million cash consideration. The acquired company expands the environmental services and hazardous materials management services of the Company and is included in the Environmental Services segment. In connection with this acquisition, a goodwill amount of $7.4 million was recognized.
On March 1, 2019, the Company acquired certain assets of a privately-owned business for $10.4 million cash consideration. The acquired business complements the Safety-Kleen segment's core service offerings, such as used motor oil collection, parts washers, oil filter recycling and vacuum services. In connection with this acquisition, a goodwill amount of $5.2 million was recognized.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Oil and oil related products	$77,117	$75,408
Supplies and drums	118,086	115,128
Solvent and solutions	10,553	9,973
Other	14,052	14,235
Total inventories and supplies	$219,808	$214,744
Supplies and drums consist primarily of drums and containers used in providing the Company's products and services, critical spare parts to support the Company's incinerator and re-refinery operations and personal protective equipment. Other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$139,859	$131,023
Asset retirement costs (non-landfill)	16,102	15,924
Landfill assets	182,287	182,276
Buildings and improvements (1)	499,701	499,159
Camp equipment	153,980	158,277
Vehicles (2)	809,790	785,056
Equipment (3)	1,776,574	1,779,366
Furniture and fixtures	6,860	6,054
Construction in progress	21,040	36,679
	3,606,193	3,593,814
Less - accumulated depreciation and amortization	2,052,385	2,005,663
Total property, plant and equipment, net	$1,553,808	$1,588,151
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million and $31.0 million, respectively.
(2) Balances inclusive of gross ROU assets classified as finance leases of $37.6 million and $2.4 million, respectively.
(3) June 30, 2020 balance inclusive of gross ROU assets classified as finance leases of $3.3 million.
Depreciation expense, inclusive of landfill and finance lease amortization, was $63.7 million and $129.0 million for the three and six months ended June 30, 2020, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $65.5 million and $131.4 million for the three and six months ended June 30, 2019, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2020 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2020	$212,531	$312,482	$525,013
Increase from current period acquisition	—	1,487	1,487
Measurement period adjustments from prior period acquisitions	23	—	23
Decrease from disposition of businesses	(674)	—	(674)
Foreign currency translation	(1,263)	(1,432)	(2,695)
Balance at June 30, 2020	$210,617	$312,537	$523,154
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when events or changes in the business environment ("triggering events") would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended June 30, 2020, the Company considered the effects of COVID-19 and evolving changes in demand and pricing for oil, but concluded that there were no triggering events requiring an impairment assessment. This conclusion was based on a qualitative analysis incorporating (i) the significant excess fair value that previously existed in each reporting unit and (ii) assessing the current and long-term performance of the Company given the expectation that these negative effects on the operations and cash flows of each reporting unit arising from COVID-19 related disruptions will be short-lived.
The Company continues to evaluate the impact of macroeconomic conditions including, but not limited to, the impact of the COVID-19 pandemic on the Company, customers and the greater economy as well as the impact on trends of oil demand. If these macroeconomic conditions are protracted or result in significant changes in demand for our products and services, a goodwill impairment might be identified and the amount might be material.
As of June 30, 2020 and December 31, 2019, the Company's intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$182,689	$90,360	$92,329	$184,235	$87,228	$97,007
Customer and supplier relationships	388,341	207,604	180,737	401,696	207,884	193,812
Other intangible assets	37,480	32,561	4,919	38,331	33,018	5,313
Total amortizable permits and other intangible assets	608,510	330,525	277,985	624,262	328,130	296,132
Trademarks and trade names	122,463	—	122,463	122,934	—	122,934
Total permits and other intangible assets	$730,973	$330,525	$400,448	$747,196	$328,130	$419,066
Amortization expense of permits and other intangible assets was $8.8 million and $18.0 million in the three and six months ended June 30, 2020, respectively. Amortization expense of permits and other intangible assets was $8.7 million and $18.2 million in the three and six months ended June 30, 2019, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2020 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2020 (six months)	$16,038
2021	29,858
2022	29,594
2023	25,391
2024	23,919
Thereafter	153,185
$277,985

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued insurance	$72,081	$74,376
Accrued interest	19,589	21,222
Accrued compensation and benefits	48,427	72,473
Accrued income, real estate, sales and other taxes	54,667	35,749
Interest rate swap liability	38,993	20,840
Accrued other	55,657	51,880
	$289,414	$276,540

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2020 through June 30, 2020 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2020	$39,401	$36,250	$75,651
Liabilities assumed in acquisitions	—	265	265
New asset retirement obligations	1,080	—	1,080
Accretion	1,521	1,655	3,176
Changes in estimates recorded to statement of operations	4,503	(36)	4,467
Changes in estimates recorded to balance sheet	129	(53)	76
Expenditures	(1,254)	(491)	(1,745)
Currency translation and other	(249)	(80)	(329)
Balance at June 30, 2020	$45,131	$37,510	$82,641
During the first six months of 2020, the Company has taken actions to begin the closure of one of its commercial landfill sites resulting in a $4.5 million increase to the related closure and post-closure liability. The remaining ten landfill facilities remain active as of June 30, 2020. In the six months ended June 30, 2020, other than this charge, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first six months of 2020 were discounted at the credit-adjusted risk-free rate of 5.60%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2020 through June 30, 2020 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2020	$1,851	$61,991	$50,331	$114,173
Accretion	44	1,265	842	2,151
Changes in estimates recorded to statement of operations	(14)	(330)	1,484	1,140
Expenditures	(30)	(2,171)	(2,158)	(4,359)
Currency translation and other	—	(923)	301	(622)
Balance at June 30, 2020	$1,851	$59,832	$50,800	$112,483
In the six months ended June 30, 2020, the Company increased its remedial liabilities for a Superfund site by $1.8 million due to a change in the estimate of the related liabilities. This change in estimate was triggered by the receipt of updated regulatory approval requirements for remediation. Other than this charge, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Obligations:	June 30, 2020	December 31, 2019
Secured senior term loans ("Term Loans")	$7,535	$7,535

Long-Term Obligations:
Secured senior Term Loans due June 30, 2024	$723,394	$727,162
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Revolving credit facility	75,000	—
Long-term obligations, at par	$1,643,394	$1,572,162
Unamortized debt issuance costs and premium, net	(16,523)	(18,046)
Long-term obligations, at carrying value	$1,626,871	$1,554,116
Financing Activities
As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s outstanding long-term obligations, including the current portion, was $1.7 billion and $1.6 billion, respectively. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility expiring November 1, 2021. On March 31, 2020, the Company drew down $150.0 million on the revolving credit facility in response to the uncertainty surrounding the COVID-19 global pandemic. The Company repaid $75.0 million of that borrowing on June 29, 2020, and the remaining $75.0 million was repaid on July 28, 2020. As of June 30, 2020, the Company had $135.3 million available to borrow under the revolving credit facility and outstanding letters of credit were $142.5 million. At December 31, 2019, $229.2 million was available to borrow and outstanding letters of credit were $146.9 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements. Although the interest rate on the Term Loans is variable, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average annual interest rate of 2.92%, resulting in an effective annual interest rate of 4.67%.
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
As of June 30, 2020 and December 31, 2019, the Company has recorded an interest rate swap liability with a fair value of $39.0 million and $20.8 million, respectively, within accrued expenses in connection with these cash flow hedges.
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

The Company’s effective tax rate for the three and six months ended June 30, 2020 was 29.0% and 34.7%, compared to 30.7% and 37.2%, respectively, for the comparable periods in 2019.
As of June 30, 2020 and December 31, 2019, the Company had recorded $6.1 million and $6.4 million, respectively, of liabilities for unrecognized tax benefits and $1.9 million and $1.7 million, respectively, of interest.
The Internal Revenue Service ("IRS") completed its examination of the Company’s tax years 2014-2016 and submitted its audit report to the Joint Committee on Taxation ("Joint Committee"). In July 2020, we received notification from the IRS that the Joint Committee has completed its review and taken no exception. No material adjustments were made to the previously filed returns as a result of this process.
The Company believes that within the next 12 months uncertain tax positions may be resolved and statutes of limitations will expire which could result in a decrease in the gross amount of unrecognized tax benefits of $1.0 million.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$29,023	$36,244	$40,595	$37,220

Denominator:
Basic shares outstanding	55,590	55,875	55,673	55,861
Dilutive effect of outstanding stock awards	158	191	209	140
Dilutive shares outstanding	55,748	56,066	55,882	56,001

Basic earnings per share:	$0.52	$0.65	$0.73	$0.67

Diluted earnings per share:	$0.52	$0.65	$0.73	$0.66
For the three months ended June 30, 2020 and June 30, 2019, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 96,018 and 75,759, respectively, of performance stock awards for which the performance criteria were not attained at the time and 149,460 and 4,623, respectively, of restricted stock awards and performance awards which were excluded as their inclusion would have an antidilutive effect.
For the six months ended June 30, 2020 and June 30, 2019, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 96,018 and 75,759, respectively, of performance stock awards for which the performance criteria were not attained at the time and 14,716 and 78,892, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax effects for the six months ended June 30, 2020 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Loss on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2020	$(187,795)	$143	$(20,839)	$(1,560)	$(210,051)
Other comprehensive (loss) income before reclassifications and tax impacts	(25,205)	294	(21,382)	—	(46,293)
Amounts reclassified out of accumulated other comprehensive loss	—	—	3,228	—	3,228
Tax gain (loss)	1,349	(62)	—	—	1,287
Other comprehensive (loss) income	(23,856)	232	(18,154)	—	(41,778)
Balance at June 30, 2020	$(211,651)	$375	$(38,993)	$(1,560)	$(251,829)
The amount reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three and six months ended June 30, 2020 was as follows (in thousands):

Other Comprehensive Income (Loss) Components	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	Location
Unrealized loss on interest rate hedge	$(2,130)	$(3,228)	Interest expense, net of interest income

(15) STOCK-BASED COMPENSATION
On June 3, 2020, our shareholders approved the Clean Harbor's Inc. 2020 Stock Incentive Plan (the "2020 Plan"), which became effective on that date. The 2020 Plan provides for future awards of up to 2.5 million shares of the Company’s common stock (subject to certain anti-dilution adjustments) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2020 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company's previous stock incentive plan (the "2010 Plan") expired on May 10, 2020. In connection with the adoption of the 2020 Plan, no further awards will be made under the 2010 Plan.
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2020 was $2.8 million and $6.1 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2019 was $3.8 million and $9.6 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2020 was $0.4 million and $1.2 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2019 was $0.7 million and $1.8 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the six months ended June 30, 2020:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	522,597	$59.57
Granted	52,078	59.07
Vested	(147,197)	57.33
Forfeited	(31,640)	58.64
Balance at June 30, 2020	395,838	60.42
As of June 30, 2020, there was $16.5 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2020 was $4.4 million and $9.7 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2019 was $7.9 million and $11.1 million, respectively.

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
The following table summarizes information about performance stock awards for the six months ended June 30, 2020:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	204,553	$64.78
Granted	—	—
Vested	(23,222)	55.75
Forfeited	(11,976)	65.71
Balance at June 30, 2020	169,355	65.95

As of June 30, 2020, there was $1.6 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. No performance awards vested during the three months ended June 30, 2020 and June 30, 2019. The total fair value of performance awards vested during the six months ended June 30, 2020 and June 30, 2019 was $1.3 million and $2.9 million, respectively.

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
At June 30, 2020 and December 31, 2019, the Company had recorded reserves of $23.5 million and $26.0 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of June 30, 2020 and December 31, 2019, the $23.5 million and $26.0 million, respectively, of reserves consisted of (i) $17.7 million and $18.4 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $5.8 million and $7.6 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

As of June 30, 2020, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2020, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2020 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 67 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2020, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2020. From January 1, 2020 to June 30, 2020, three product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2020 and December 31, 2019, there were 11 and 12 proceedings, respectively, for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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

The following table reconciles third-party revenues to direct revenues for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$464,354	$31,171	$1,389	$496,914	$526,294	$36,206	$576	$563,076
Safety-Kleen	245,590	(31,171)	137	214,556	342,182	(36,206)	8	305,984
Corporate Items	56	—	(1,526)	(1,470)	202	—	(584)	(382)
Total	$710,000	$—	$—	$710,000	$868,678	$—	$—	$868,678

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$992,458	$68,334	$2,484	$1,063,276	$999,992	$70,281	$1,825	$1,072,098
Safety-Kleen	575,959	(68,334)	143	507,768	648,729	(70,281)	13	578,461
Corporate Items	146	—	(2,627)	(2,481)	796	—	(1,838)	(1,042)
Total	$1,568,563	$—	$—	$1,568,563	$1,649,517	$—	$—	$1,649,517
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
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Environmental Services	$138,083	$117,868	$246,997	$207,378
Safety-Kleen	46,589	79,459	107,737	134,252
Corporate Items	(49,192)	(47,502)	(96,664)	(90,142)
Total	135,480	149,825	258,070	251,488
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,766	2,560	5,327	5,134
Depreciation and amortization	72,494	74,217	147,027	149,572
Income from operations	60,220	73,048	105,716	96,782
Other expense (income), net	500	564	2,865	(2,419)
Loss on sale of businesses	184	—	3,258	—
Interest expense, net of interest income	18,654	20,215	37,441	39,979
Income before provision for income taxes	$40,882	$52,269	$62,152	$59,222

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2020	December 31, 2019
Property, plant and equipment, net:
Environmental Services	$904,626	$939,352
Safety-Kleen	558,597	555,310
Corporate Items	90,585	93,489
Total property, plant and equipment, net	$1,553,808	$1,588,151

Goodwill and Permits and other intangibles, net:
Environmental Services
Goodwill	$210,617	$212,531
Permits and other intangibles, net	83,465	89,722
Total Environmental Services	294,082	302,253

Safety-Kleen
Goodwill	$312,537	$312,482
Permits and other intangibles, net	316,983	329,344
Total Safety-Kleen	629,520	641,826

Total	$923,602	$944,079
The following table presents the total assets by geographical area (in thousands):

	June 30, 2020	December 31, 2019
United States	$3,461,132	$3,413,254
Canada and other foreign	616,497	695,650
Total	$4,077,629	$4,108,904

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
Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today's world. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also the largest re-refiner and recycler of used oil in North America and the largest provider of parts washer and related environmental services to commercial, industrial and automotive customers in North America.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA as described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of through our owned incinerators and landfills, as well as utilization of such incinerators, labor and billable hours and equipment among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required. As a result of the recent COVID-19 pandemic, the business has also seen increased demand for response services relative to contagion disinfection, decontamination and disposal.
•Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service and product offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vacuum services, used motor oil collection and contract blending and packaging services. Key performance indicators tracked by the Company relative to these services include the number of parts washer services performed and pricing and volume of used motor oil and waste collected. Results from these services are primarily driven by the overall number of parts washers placed at customer sites and volumes of waste collected, as well as the demand for and frequency of other offered services. These factors can be impacted by overall economic conditions in the marketplace, especially in the automotive related area. In addition to its core service offerings, Safety-Kleen offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Other product offerings include automotive related fluids and shop supplies. Relative to its oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven marketplace. The segment’s results are significantly impacted by overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. Our OilPlus® closed loop initiative, which results in the sale of our renewable oil products directly to our end customers, may also be impacted by changes in customer demand for high-quality, environmentally responsible recycled oil.
Impact of COVID-19
Corporate Response
In response to the COVID-19 pandemic, the Company has created a dedicated crisis response team to proactively monitor and respond to Company and customer operations, implement plans to execute on opportunities of COVID-19 related decontamination services and enhance health and safety measures for all our employees.
Health and safety is our #1 priority. Our commitment to ensuring the health and safety of our employees, particularly those performing COVID-19 decontamination services for our customers is a pillar of our overall corporate culture. During the pandemic, we have been able to successfully supply our employees with appropriate personal protective equipment ("PPE") for use in servicing our customers in the field and working at our operational and administrative facilities. To support the safety of all of our employees and operations, early precautionary measures were implemented including actively monitoring and reporting employee illness, acquiring and maintaining adequate levels of PPE inventory, suspending non-essential travel, limiting the number of employees attending meetings and reducing the number of people at our locations at any one time. In an effort to contain COVID-19, governments have enacted various measures, including orders to close non-essential businesses and personal and commercial travel restrictions. Operations at our facilities complied with government ordered shutdowns and reopening plans. The COVID-19 pandemic remains a rapidly evolving situation. We are monitoring changes in the various locations in which we operate and adapting our protocols accordingly.
Impact on Our Financial Statements and Business Operations
The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption. The Company's financial results for the three and six months ended June 30, 2020 were significantly impacted by the COVID-19 pandemic. In the latter half of March 2020 and throughout the second quarter, we were measurably impacted by an overall slowdown in economic activity which included closures at some of our customer sites and rising general uncertainty about economic activity into the future. During this time, we have also seen an increase in demand from several customers for disinfecting, decontamination and disposal related emergency response services specifically in response to COVID-19. During the quarter, the Company completed more than 5,500 projects responding specifically to the risk of COVID-19 and amounting to approximately $50.0 million of revenue. These increased levels of emergency response work, however, did not overcome the overall levels of service work lost due to the impacts of the COVID-19 pandemic.
The Company expects to continue to experience the impacts of COVID-19 throughout the remainder of 2020. In our Environmental Services segment, continued lower activity levels and shutdowns of customers' operations could decrease the level of our services that are required and the quantities of commercial and industrial waste disposed of throughout our network of facilities. Lower demand for oil and overall price declines in the global oil market, resulting from COVID-19 impacts, could impact the level of environmental services we provide to our customers in that market. We expect the increase in emergency response work for COVID-19 related decontamination services to continue, however these additional services are not expected to fully offset the negative impact of COVID-19 on our Environmental Services segment.
We expect that the services provided by our Safety-Kleen segment will continue to be significantly impacted by less automotive related travel and any ongoing customer shutdowns reducing demand for Safety-Kleen core services and products. We have observed declining demand in the primary sectors impacting this business including the overall automotive sector, as consumer activity decelerated across the United States and Canada. Lower oil related demand and price declines in the global oil market, exacerbated by COVID-19 impacts, are also expected to reduce revenues generated by the business in 2020. In order to respond to the impact on the Safety-Kleen business and in particular the reduced availability of used motor oils which are utilized as feedstock in our re-refining processes and reduced demand for base and blended oil products, in April 2020, we temporarily shuttered nearly half of the total production capacity of our oil re-refineries. However, in July 2020, in response to more positive trends in oil demand, certain facilities were brought back online, increasing the current production to approximately 70% of total production capacity.
The Company considered the impact of COVID-19 on the assumptions and estimates used in the preparation of the financial statements and did not identify any significant changes in estimates. Specifically, management concluded that there had not been any triggering events requiring further assessment of asset impairments. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in oil demand may have impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Company's results as of June 30, 2020.
In regards to liquidity and capital resources, as of June 30, 2020, the Company had $506.7 million in cash and marketable securities and $135.3 million of remaining borrowing availability under the revolving credit facility. On July 28, 2020, the Company repaid the remaining $75.0 million outstanding balance on the revolving credit facility. Other than $7.5 million of annual payments on the Company's secured senior term loans, there are no debt maturities until June 2024, when those term loans are due. To maintain a strong liquidity position through 2020 and beyond, the Company is actively considering, planning and executing cost reduction initiatives, significantly reducing 2020 capital expenditures from previously forecasted amounts and considering all aspects of eligible government programs.
Impact of Government Programs
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in response to the widespread economic impact of the COVID-19 pandemic. On April 11, 2020, the Canadian federal government enacted the COVID-19 Emergency Response Act, No.2, which implemented the Canada Emergency Wage Subsidy ("CEWS"). During the quarter ended June 30, 2020, management considered and analyzed the Company's eligibility under such government programs. Most significantly, the Company applied for certain employee retention credits under the CARES Act and the wage subsidy under the CEWS. The table below summarizes the benefit of these government programs recorded in the statement of operations for the periods ending June 30, 2020 (in thousands):

	Environmental Services	Safety-Kleen	Corporate Items	Total
Cost of revenues	$8,997	$4,864	$415	$14,276
Selling, general and administrative expenses	4,267	3,407	1,449	9,123
Total	$13,264	$8,271	$1,864	$23,399
The Company received $3.3 million of the total subsidy under the CEWS prior to June 30, 2020 and the remaining portion was received in early July 2020. The Company expects to receive the CARES Act funds in the third quarter of 2020. Although the Company did implement certain cost reduction plans associated with labor in the second quarter, these government programs have allowed our workforce to remain stable during the temporary slowdown in activity.
The CARES Act and earlier issued guidance by the Internal Revenue Service allowed us to defer the payment of certain payroll and income tax payments. In total, we deferred operating cash payments of $25.0 million during the six months ended June 30, 2020, comprised of $11.9 million of payroll taxes which will be repaid in 2021 and 2022 and $13.1 million of income taxes which were paid in July 2020.
Highlights
Total revenues for the three and six months ended June 30, 2020 were $710.0 million and $1,568.6 million, compared with $868.7 million and $1,649.5 million for the three and six months ended June 30, 2019. In the three and six months ended June 30, 2020, our Environmental Services segment direct revenues decreased 11.8% and 0.8% from the comparable periods in 2019, primarily due to significantly lower demand for our industrial and technical related services resulting from lower overall economic activity which also caused some of our customers to delay the timing of industrial turnarounds, environmental related projects and other waste disposal services in response to the COVID-19 pandemic. This decrease was partially offset by increased emergency response services in the wake of the COVID-19 pandemic. In the three and six months ended June 30, 2020, our Safety-Kleen segment direct revenues decreased 29.9% and 12.2% from the comparable periods in 2019, predominantly due to lower demand and prices across the Safety-Kleen portfolio of products and core services also resulting from overall lower economic activity, customer shutdowns and lower oil demand stemming from the COVID-19 pandemic. Increased revenues from used motor oil collections partially offset these decreases for the Safety-Kleen segment. The fluctuation of the Canadian dollar negatively impacted our consolidated revenues by $3.1 million and $4.3 million in the three and six months ended June 30, 2020.
We reported income from operations for the three and six months ended June 30, 2020 of $60.2 million and $105.7 million compared with $73.0 million and $96.8 million in the three and six months ended June 30, 2019. We reported net income for the three and six months ended June 30, 2020 of $29.0 million and $40.6 million compared with net income of $36.2 million and $37.2 million in the three and six months ended June 30, 2019.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, decreased 9.6% to $135.5 million in the three months ended June 30, 2020 from $149.8 million in the three months ended June 30, 2019 and increased 2.6% to $258.1 million in the six months ended June 30, 2020 from $251.5 million in the six months ended June 30, 2019. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the six months ended June 30, 2020 was $173.5 million, an increase of $35.0 million from the comparable period in 2019. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an inflow of $71.9 million in the six months ended June 30, 2020, compared to an inflow of $27.5 million in the comparable period of 2019. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
Direct Revenues(1):
Environmental Services	$496,914	$563,076	$(66,162)	(11.8)%	$1,063,276	$1,072,098	$(8,822)	(0.8)%
Safety-Kleen	214,556	305,984	(91,428)	(29.9)	507,768	578,461	(70,693)	(12.2)
Corporate Items	(1,470)	(382)	(1,088)	N/M	(2,481)	(1,042)	(1,439)	N/M
Total	710,000	868,678	(158,678)	(18.3)	1,568,563	1,649,517	(80,954)	(4.9)
Cost of Revenues(2):
Environmental Services	322,906	400,306	(77,400)	(19.3)	734,378	785,413	(51,035)	(6.5)
Safety-Kleen	140,051	189,053	(49,002)	(25.9)	334,629	369,419	(34,790)	(9.4)
Corporate Items	7,724	5,574	2,150	N/M	8,340	4,465	3,875	N/M
Total	470,681	594,933	(124,252)	(20.9)	1,077,347	1,159,297	(81,950)	(7.1)
Selling, General & Administrative Expenses:
Environmental Services	35,925	44,902	(8,977)	(20.0)	81,901	79,307	2,594	3.3
Safety-Kleen	27,916	37,472	(9,556)	(25.5)	65,402	74,790	(9,388)	(12.6)
Corporate Items	39,998	41,546	(1,548)	(3.7)	85,843	84,635	1,208	1.4
Total	103,839	123,920	(20,081)	(16.2)	233,146	238,732	(5,586)	(2.3)
Adjusted EBITDA:
Environmental Services	138,083	117,868	20,215	17.2	246,997	207,378	39,619	19.1
Safety-Kleen	46,589	79,459	(32,870)	(41.4)	107,737	134,252	(26,515)	(19.8)
Corporate Items	(49,192)	(47,502)	(1,690)	(3.6)	(96,664)	(90,142)	(6,522)	(7.2)
Total	$135,480	$149,825	$(14,345)	(9.6)%	$258,070	$251,488	$6,582	2.6%
_____________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues, including a significant impact to our revenue resulting from COVID-19 as discussed in Impact of COVID-19 above. Other factors impacting our revenues include, but are not limited to: overall levels of industrial activity and growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response projects, base and blended oil pricing, market changes relative to the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimalize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Direct revenues	$496,914	$563,076	$(66,162)	(11.8)%	$1,063,276	$1,072,098	$(8,822)	(0.8)%
Environmental Services direct revenues for the three months ended June 30, 2020 decreased $66.2 million from the comparable period in 2019, driven primarily by significantly lower demand for our industrial and technical related services due to slowing economic activity in light of the COVID-19 pandemic, which also caused our customers to delay the timing of industrial turnarounds, environmental remediation projects and other waste disposal services. The Company generated $50.0 million of direct revenues from COVID-19 related emergency response services in the second quarter of 2020. Operations at our network of facilities were relatively consistent with the comparable period in the prior year. Direct revenues at our incinerator facilities increased $6.9 million from prior year, which was driven by an increased volume of higher value waste streams. Incinerator utilization was at 87%, a 5% increase over the prior year. In the second quarter of 2019, utilization at our incinerators had been unfavorably impacted by down days for maintenance related turnarounds which did not recur in 2020. Lower volumes at our landfill facilities resulted in a $3.0 million decrease in direct revenues in the second quarter of 2020 when compared with the same quarter in the prior year. Also impacting this change in direct revenues within the Environmental Services segment was the negative impact of foreign currency translation on our Canadian operations of $2.5 million.
Environmental Services direct revenues for the six months ended June 30, 2020 decreased $8.8 million from the comparable period in 2019 primarily due to the impacts of the COVID-19 pandemic experienced in the second quarter. The Company generated $60.0 million of direct revenues from COVID-19 related emergency response services and increased utilization and average pricing at our incinerator facilities which contributed $30.9 million of incremental direct revenues in the first six months of 2020. Utilization at our incinerator facilities was 86% for the six months ended June 30, 2020, a 7% increase over the same period in the prior year. In the first half of 2019, incinerator utilization was unfavorably impacted by a fire at a neighboring facility and additional down days for maintenance-related turnarounds, neither of which recurred in 2020. Also impacting the year over year change in direct revenues within this segment was the negative impact of foreign currency translation on our Canadian operations of $3.4 million. We expect to see a slowdown in the volume of waste disposed of in our network of facilities in the third quarter due to the economic slowdowns thus far in 2020 as waste disposal tends to lag behind overall economic changes.
Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Direct revenues	$214,556	$305,984	$(91,428)	(29.9)%	$507,768	$578,461	$(70,693)	(12.2)%
Safety-Kleen direct revenues for the three months ended June 30, 2020 decreased $91.4 million from the comparable period in 2019. Significantly reduced demand for core services resulting from lower automotive travel, customer shutdowns, in many cases forced by government directives and lower demand for oil related products, all stemming from the COVID-19 pandemic, drove these lower revenue levels. Base oil sales decreased $43.1 million from the comparable period in 2019 due to lower sales volume and lower pricing, while blended oil sales decreased approximately $22.2 million from the comparable period in 2019, more predominately due to lower sales volumes. Recycled fuel oil and refinery byproducts sales decreased $13.3 million, driven by both lower sales volume and lower pricing. Decreased demand for Safety-Kleen's branch network's core service offerings also contributed to the decline in direct revenues as containerized waste and vacuum services revenues and parts washer services revenues decreased by $21.2 million and $7.8 million, respectively, from the comparable period in 2019. Offsetting these decreases was a $15.1 million increase in direct revenues from used motor oil collections due to pricing increases on these services. The impact of foreign currency translation on our Safety-Kleen Canadian operations was minimal.
Safety-Kleen direct revenues for the six months ended June 30, 2020 decreased $70.7 million from the comparable period in 2019 due to the impacts of the COVID-19 pandemic experienced in the second quarter. Base oil sales decreased $28.0 million from the comparable period in 2019 due to lower volume and lower pricing, and blended oil sales decreased $18.0 million due to lower volumes. Recycled fuel oil and refinery byproducts decreased $18.0 million, driven by lower volumes and, to a lesser extent, lower pricing. Decreased demand for Safety-Kleen's branch network's core service offerings also contributed to the decline in direct revenues as containerized waste and vacuum services revenues and parts washer services revenues decreased by $17.6 million and $8.8 million, respectively, from the comparable period in 2019. Offsetting these decreases was a $15.3 million increase in direct revenue from used motor oil collections due to pricing increases on these services. The impact of foreign currency translation on our Safety-Kleen Canadian operations was minimal. Slow incremental improvements in the demand for the segment's core service offerings in the latter half of the second quarter are expected to continue in the second half of the year if national and state reopening plans continue to prove successful.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications at our facilities, invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions as well as other cost reduction initiatives, while also continuing to optimize our management and operating structure in an effort to maintain and increase operating margins.
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues	$322,906	$400,306	$(77,400)	(19.3)%	$734,378	$785,413	$(51,035)	(6.5)%
As a % of Direct revenues	65.0%	71.1%		(6.1)%	69.1%	73.3%		(4.2)%
Environmental Services cost of revenues for the three months ended June 30, 2020 decreased $77.4 million from the comparable period in 2019, including a $33.5 million decrease to labor and benefits related costs, including travel costs, a $24.1 million decrease to equipment and supply costs and a $17.0 million decrease in transportation, disposal and fuel costs. These decreases were mainly attributable to lower direct revenues, as well as a $9.0 million reduction to labor and benefits related costs directly attributable to the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS. Absent these benefits, cost of revenues as a percentage of direct revenues improved 4.3% primarily due to better leverage of our employee base in connection with our emergency response work resulting in lower subcontractor spending, cost reduction initiatives and higher utilization at our incinerators.
Environmental Services cost of revenues for the six months ended June 30, 2020 decreased $51.0 million from the comparable period in 2019, including a $21.4 million decrease to labor and benefits related costs, including travel costs, an $18.1 million decrease to transportation, disposal and fuel costs and an $11.8 million decrease to equipment and supply costs. These decreases were mainly attributable to lower direct revenues, as well as a $9.0 million reduction to labor and benefits related costs for the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS. Absent these benefits, costs of revenues as a percentage of direct revenues improved 3.3% also primarily due to better leverage of employee base in connection with our emergency response work resulting in lower subcontractor spending, cost reduction initiatives and higher utilization at our incinerators.

Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues	$140,051	$189,053	$(49,002)	(25.9)%	$334,629	$369,419	$(34,790)	(9.4)%
As a % of Direct revenues	65.3%	61.8%		3.5%	65.9%	63.9%		2.0%
Safety-Kleen cost of revenues for the three months ended June 30, 2020 decreased $49.0 million from the comparable period in 2019, including a $19.4 million decrease in costs of oil additives and other raw materials, a $12.3 million decrease in labor and benefits related costs, including travel costs and an $11.2 million decrease in transportation, disposal and fuel costs. These decreases were mainly attributable to lower direct revenues, as well as a $4.9 million reduction to labor and benefits related costs directly related to the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS. Absent these benefits, costs of revenues as a percentage of direct revenues increased 5.8% as certain fixed costs could not be reduced proportionate to the overall lower business activity.
Safety-Kleen cost of revenues for the six months ended June 30, 2020 decreased $34.8 million from the comparable period in 2019, including a $16.2 million decrease in costs of oil additives and other raw materials, a $9.1 million decrease in transportation, disposal and fuel costs and an $8.1 million decrease in labor and benefits related costs, including travel costs. These decreases were mainly attributable to lower direct revenues, as well as a $4.9 million reduction to labor and benefits related costs for the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS. Absent these benefits, costs of revenues as a percentage of direct revenues increased 3.0% as certain fixed costs could not be reduced proportionate to the overall lower business activity.
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
SG&A expenses	$35,925	$44,902	$(8,977)	(20.0)%	$81,901	$79,307	$2,594	3.3%
As a % of Direct revenues	7.2%	8.0%		(0.8)%	7.7%	7.4%		0.3%
Environmental Services SG&A expenses for the three months ended June 30, 2020 decreased $9.0 million from the comparable period in 2019. This decrease in SG&A expenses was primarily attributable to lower direct revenues and therefore lower sales related costs, as well as a $4.3 million reduction in labor and benefits related costs for the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS. Absent these benefits, Environmental Services SG&A expenses as a percentage of direct revenues remained relatively consistent with the comparable period in 2019.
Environmental Services SG&A expenses for the six months ended June 30, 2020 increased $2.6 million from the comparable period in 2019. Contributing to this increase was the favorable resolution of a litigation matter of $5.5 million and recovery of certain trade receivables of $5.4 million, both of which were recorded in the first quarter of 2019, offset by the $4.3 million reduction in labor and benefits related costs for the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS. Absent these nonrecurring transactions, Environmental Services SG&A expenses as a percentage of direct revenues remained relatively consistent with the comparable period in 2019.

Safety-Kleen

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
SG&A expenses	$27,916	$37,472	$(9,556)	(25.5)%	$65,402	$74,790	$(9,388)	(12.6)%
As a % of Direct revenues	13.0%	12.2%		0.8%	12.9%	12.9%		—%
Safety-Kleen SG&A expenses for the three and six months ended June 30, 2020 decreased $9.6 million and $9.4 million, respectively, from the comparable periods in 2019. These decreases were primarily attributable to lower direct revenues and therefore lower sales related costs, as well as a $3.4 million reduction in labor and benefits related costs for the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS. Absent these benefits, Safety-Kleen SG&A expenses as a percentage of direct revenues were higher than the comparable periods in 2019 due to a $1.8 million change in an environmental liability estimate for a Superfund site recorded in the second quarter of 2020.
Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
SG&A expenses	$39,998	$41,546	$(1,548)	(3.7)%	$85,843	$84,635	$1,208	1.4%
Corporate Items SG&A expenses for the three months ended June 30, 2020 decreased $1.5 million from the comparable period in 2019 due a $1.9 million reduction in labor and benefits related costs, predominately driven by the employee retention credit and subsidies of $1.4 million recorded in the second quarter of 2020 under the CARES Act and CEWS. Corporate Items SG&A expenses for the three months ended June 30, 2020, also decreased by $1.0 million each for stock-based compensation and professional fees, partially offset by a $3.1 million increase in severance related costs.
Corporate Items SG&A expenses for the six months ended June 30, 2020 increased $1.2 million from the comparable period in 2019 primarily due to increased marketing expenses of $4.0 million to expand brand awareness and a $3.1 million increase in severance related costs, partially offset by a $3.6 million decrease in stock-based compensation and the $1.4 million reduction in labor costs for the employee retention credit and subsidies recorded in the second quarter of 2020 under the CARES Act and CEWS.
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

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$138,083	$117,868	$20,215	17.2%	$246,997	$207,378	$39,619	19.1%
Safety-Kleen	46,589	79,459	(32,870)	(41.4)	107,737	134,252	(26,515)	(19.8)
Corporate Items	(49,192)	(47,502)	(1,690)	(3.6)	(96,664)	(90,142)	(6,522)	(7.2)
Total	$135,480	$149,825	$(14,345)	(9.6)%	$258,070	$251,488	$6,582	2.6%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$29,023	$36,244	$40,595	$37,220
Accretion of environmental liabilities	2,766	2,560	5,327	5,134
Depreciation and amortization	72,494	74,217	147,027	149,572
Other expense (income), net	500	564	2,865	(2,419)
Loss on sale of businesses	184	—	3,258	—
Interest expense, net of interest income	18,654	20,215	37,441	39,979
Provision for income taxes	11,859	16,025	21,557	22,002
Adjusted EBITDA	$135,480	$149,825	$258,070	$251,488
As a % of Direct revenues	19.1%	17.2%	16.5%	15.2%
Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$63,656	$65,523	$(1,867)	(2.8)%	$129,021	$131,394	$(2,373)	(1.8)%
Permits and other intangibles amortization	8,838	8,694	144	1.7	18,006	18,178	(172)	(0.9)
Total depreciation and amortization	$72,494	$74,217	$(1,723)	(2.3)%	$147,027	$149,572	$(2,545)	(1.7)%
Depreciation and amortization for the three and six months ended June 30, 2020 decreased from the comparable periods in 2019 primarily due to certain assets becoming fully depreciated.
Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2020 over 2019		June 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Provision for income taxes	$11,859	$16,025	$(4,166)	(26.0)%	$21,557	$22,002	$(445)	(2.0)%
The provision for income taxes for the three and six months ended June 30, 2020 decreased $4.2 million and $0.4 million, respectively, from the comparable periods in 2019. The decrease in the three and six months ended June 30, 2020 was primarily due to decreased taxable income in the United States. Our effective tax rate for the three and six months ended June 30, 2020 was 29.0% and 34.7%, respectively, compared to 30.7% and 37.2%, respectively, for the same periods in 2019.

For the six months ended June 30, 2020, we did not record an income tax benefit of $1.1 million associated with the loss on sale of businesses and $0.6 million of income tax benefits generated from losses at certain of our Canadian entities. This compares to $4.8 million of income tax benefits generated in the comparable period of 2019 which also were not recorded in that period's income tax provision.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net cash from operating activities	$173,486	$138,470
Net cash used in investing activities	(141,685)	(139,868)
Net cash from (used in) financing activities	47,017	(23,793)
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2020 was $173.5 million, an increase of $35.0 million from the comparable period in 2019. The increase in operating cash flows from the comparable period of 2019 was attributable to deferring the payment of certain payroll and income taxes amounting to approximately $25.0 million as allowed for under the CARES Act and earlier issued guidance by the Internal Revenue Service.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2020 was $141.7 million, an increase of $1.8 million from the comparable period in 2019. Net cash used in investing activities increased most notably due to the timing of proceeds received from the purchase and sale of marketable securities in the comparative periods, offset by a decrease in cash paid for acquisitions. As noted earlier, in response to the uncertainty surrounding COVID-19, we reduced our planned capital expenditure spending. As such, additions to property, plant and equipment between the two periods were relatively consistent despite the purchase of our Norwell, Massachusetts corporate headquarters in January 2020.
Net cash from (used in) financing activities
Net cash from financing activities for the six months ended June 30, 2020 was $47.0 million, compared to net cash used in financing activities of $23.8 million for the comparable period in 2019. On March 31, 2020, we borrowed $150.0 million under our revolving credit facility in response to the uncertainty surrounding the COVID-19 global pandemic. We subsequently repaid $75.0 million of this borrowing on June 29, 2020. This net financing cash inflow was partially offset by an increase in repurchases of common stock of $6.1 million from the comparable period in 2019. For additional information regarding our financing activities, see Note 11, "Financing Arrangements," to the accompanying unaudited consolidated financial statements.
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

The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash from operating activities	$173,486	$138,470
Additions to property, plant and equipment	(125,721)	(118,372)
Purchase and capital improvements of corporate headquarters	21,080	—
Proceeds from sale and disposal of fixed assets	3,101	7,389
Adjusted free cash flow	$71,946	$27,487
Working Capital
At June 30, 2020, cash and cash equivalents and marketable securities totaled $506.7 million, compared to $414.4 million at December 31, 2019. At June 30, 2020, cash and cash equivalents held by our foreign subsidiaries totaled $99.6 million and were readily convertible into other currencies including U.S. dollars. At June 30, 2020, the cash and cash equivalents and marketable securities balance for our U.S. operations was $407.1 million, and our U.S. operations had net operating cash flows of $125.1 million for the six months ended June 30, 2020. Additionally, we have a $400.0 million revolving credit facility of which approximately $135.3 million was available to borrow at June 30, 2020. Based on the above and on our current plans, we believe that our U.S. operations have and will continue to have adequate financial resources to satisfy their current liquidity needs.
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
Financing Arrangements
Financing arrangements are discussed in Note 11, “Financing Arrangements,” to our unaudited consolidated financial statements included in this report. As discussed therein, the Company maintains a $400.0 million revolving credit facility expiring on November 1, 2021. On March 31, 2020, the Company drew down $150.0 million on the revolving credit facility in response to the uncertainty surrounding the COVID-19 global pandemic. The Company repaid $75.0 million of that borrowing on June 29, 2020, and the remaining $75.0 million was repaid on July 28, 2020. The Company had $135.3 million available to borrow and outstanding letters of credit were $142.5 million at June 30, 2020. At December 31, 2019, $229.2 million was available to borrow and outstanding letters of credit were $146.9 million. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of June 30, 2020, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three months ended June 30, 2020, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2020, the Company repurchased and retired a total of approximately 0.3 million shares of the Company's common stock for total costs of approximately $17.3 million. During the three and six months ended June 30, 2019, the Company repurchased and retired a total of approximately 0.1 million and 0.2 million shares, respectively, of the Company's common stock for total costs of approximately $4.9 million and $11.3 million, respectively.
Through June 30, 2020, the Company has repurchased and retired a total of approximately 6.2 million shares of its common stock for approximately $332.7 million under this program. As of June 30, 2020, an additional $267.3 million remained available for repurchase of shares under this program.

Environmental Liabilities

(in thousands, except percentages)	June 30, 2020	December 31, 2019	$ Change	% Change
Closure and post-closure liabilities	$82,641	$75,651	$6,990	9.2%
Remedial liabilities	112,483	114,173	(1,690)	(1.5)
Total environmental liabilities	$195,124	$189,824	$5,300	2.8%
Total environmental liabilities as of June 30, 2020 were $195.1 million, an increase of $5.3 million compared to December 31, 2019 primarily due to a $4.5 million increase in the closure and post-closure liabilities associated with one commercial landfill for which the Company has initiated closure plans and a $1.8 million increase to the estimated remedial liabilities for a Superfund site due to the receipt of updated regulatory approval requirements for remediation. The remaining change is resulting from accretion of $5.3 million, partially offset by expenditures of $6.1 million.
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
Capital Expenditures
Capital expenditures in the first six months of 2020 were $125.7 million as compared to $118.4 million in the same period of 2019. The increase was primarily due to the purchase of our corporate headquarters in January 2020 offset by planned reductions in spending in response to the uncertainty surrounding COVID-19. We anticipate that 2020 capital spending, net of disposals, will be in the range of $176.0 million to $196.0 million, inclusive of the $21.1 million already spent on the purchase and capital improvements of our corporate headquarters. However, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first six months of 2020 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. As of June 30, 2020 and December 31, 2019, we continue to have four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Safety-Kleen Oil and Safety-Kleen Environmental Services.
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill was allocated as of December 31, 2019 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases the estimated fair value of each reporting unit significantly exceeded its carrying value.
Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation or amortization. Long-lived assets with finite lives are reviewed for impairment whenever events or changes in circumstances ("triggering events") indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the related asset or group of assets to the respective carrying amounts. The impairment loss, if any, would be measured as the excess of the carrying amount over the fair value of the asset and is recorded in the period in which the determination is made.
During the three month periods ended March 31, 2020 and June 30, 2020, we considered the actual and expected future impacts of COVID-19 and the overall decline in oil demand and pricing, partially driven by the global response to COVID-19, and concluded that no triggering event had occurred. This conclusion was based on a qualitative analysis incorporating (i) the significant excess fair value that previously existed in each reporting unit (ii) assessing the actual operations of the Company during the six months ended June 30, 2020 and (iii) assessing the current and long-term performance of the Company given expectations that the effects on the operations and cash flows of each reporting unit arising from these disruptions will be short lived.
We will continue to evaluate our goodwill and other long-lived assets impacted by economic downturns. The market conditions which could lead to such future impairments are currently most prevalent for assets supporting our oil and gas field services and lodging services operations within the Environmental Sales & Services reporting unit and goodwill associated with our Safety-Kleen Oil reporting unit.
Our assumptions with respect to future cash flows and conclusions with respect to asset impairments could be impacted by changes arising from (i) a further significant deterioration in market conditions arising from COVID-19, (ii) a sustained period of economic and industrial slowdowns resulting from social distancing guidelines, (iii) continued reduced demand for base and blended oil products and an inability to price our oil related products and services to maintain profitability, (iv) inability to scale our operations and implement cost reduction efforts in light of reduced demand or (v) a further decline in our share price for a sustained period of time. These factors, among others, could significantly impact the impairment analysis and may result in future goodwill or asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the draw down on March 31, 2020, of $150.0 million from our available borrowings under our revolving credit facility, of which $75.0 million was subsequently repaid on June 29, 2020 and the remaining $75.0 million was repaid on July 28, 2020, there were no material changes in the first six months of 2020 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The revolving credit facility will expire on November 1, 2021, at which point, the amount of then outstanding borrowings will be due. However, the Company can repay the borrowings without penalty (other than customary LIBOR breakage fees) at any point. Interest on the credit facility is based on one-month LIBOR, and as of June 30, 2020, the effective interest rate on the remaining $75.0 million outstanding under our revolving credit facility was 1.44%. Interest payments are due monthly until the borrowing is repaid.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, and some continued to work remotely through June 30, 2020. These changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
Except as set forth below, during the six months ended June 30, 2020, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than the update described below.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2020 through April 30, 2020	14,337	$45.91	—	$267,346
May 1, 2020 through May 31, 2020	217	51.62	—	267,346
June 1, 2020 through June 30, 2020	7,929	60.78	—	267,346
Total	22,483	$51.21	—
________________
(1) Includes 22,483 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
        None
ITEM 4. MINE SAFETY DISCLOSURE
        Not applicable
ITEM 5.  OTHER INFORMATION
        None
ITEM 6. EXHIBITS

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the CFO Michael L. Battles	Filed herewith

32	Section 1350 Certifications	Filed herewith

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.	*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	August 5, 2020

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	August 5, 2020