Form 10-Q
period 2020-09-30
CLEAN HARBORS INC
filed 2020-11-04
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 30, 2020 was 55,246,298.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$475,706	$371,991
Short-term marketable securities	56,639	42,421
Accounts receivable, net of allowances aggregating $41,714 and $38,711, respectively	602,069	644,738
Unbilled accounts receivable	59,438	56,326
Deferred costs	20,212	21,746
Inventories and supplies	220,884	214,744
Prepaid expenses and other current assets	58,711	48,942
Total current assets	1,493,659	1,400,908
Property, plant and equipment, net	1,539,333	1,588,151
Other assets:
Operating lease right-of-use assets	146,454	162,206
Goodwill	524,261	525,013
Permits and other intangibles, net	392,401	419,066
Other	10,079	13,560
Total other assets	1,073,195	1,119,845
Total assets	$4,106,187	$4,108,904

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$7,535	$7,535
Accounts payable	213,776	298,375
Deferred revenue	67,412	73,370
Accrued expenses	293,200	276,540
Current portion of closure, post-closure and remedial liabilities	22,324	23,301
Current portion of operating lease liabilities	36,814	40,979
Total current liabilities	641,061	720,100
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,146 and $7,283, respectively	77,070	68,368
Remedial liabilities, less current portion of $15,178 and $16,018, respectively	100,389	98,155
Long-term obligations, less current portion	1,550,756	1,554,116
Operating lease liabilities, less current portion	110,097	121,020
Deferred taxes, unrecognized tax benefits and other long-term liabilities	322,099	277,332
Total other liabilities	2,160,411	2,118,991
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value: authorized 80,000,000 shares; issued and outstanding 55,245,611 and 55,797,734 shares, respectively	552	558
Additional paid-in capital	613,208	644,412
Accumulated other comprehensive loss	(239,444)	(210,051)
Accumulated earnings	930,399	834,894
Total stockholders’ equity	1,304,715	1,269,813
Total liabilities and stockholders’ equity	$4,106,187	$4,108,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$681,306	$739,919	$2,039,012	$2,111,662
Product revenues	98,038	151,749	308,895	429,523
Total revenues	779,344	891,668	2,347,907	2,541,185
Cost of revenues: (exclusive of items shown separately below)
Service revenues	428,735	496,005	1,332,516	1,439,717
Product revenues	82,894	116,749	256,460	332,334
Total cost of revenues	511,629	612,754	1,588,976	1,772,051
Selling, general and administrative expenses	106,544	122,301	339,690	361,033
Accretion of environmental liabilities	2,822	2,490	8,149	7,624
Depreciation and amortization	74,470	73,756	221,497	223,328
Income from operations	83,879	80,367	189,595	177,149
Other income (expense), net	2,268	(427)	(597)	1,992
Loss on sale of businesses	(118)	—	(3,376)	—
Loss on early extinguishment of debt	—	(6,119)	—	(6,119)
Interest expense, net of interest income of $1,236, $1,152, $2,902 and $2,981, respectively	(17,407)	(19,702)	(54,848)	(59,681)
Income before provision for income taxes	68,622	54,119	130,774	113,341
Provision for income taxes	13,712	17,750	35,269	39,752
Net income	$54,910	$36,369	$95,505	$73,589
Earnings per share:
Basic	$0.99	$0.65	$1.72	$1.32
Diluted	$0.99	$0.65	$1.71	$1.31
Shares used to compute earnings per share - Basic	55,592	55,850	55,646	55,858
Shares used to compute earnings per share - Diluted	55,738	56,165	55,832	56,109

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$54,910	$36,369	$95,505	$73,589
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities	(121)	9	111	(84)
Reclassification adjustment for losses on available-for-sale securities included in net income	—	—	—	332
Unrealized loss on interest rate hedge	(123)	(3,865)	(21,505)	(17,896)
Reclassification adjustment for losses on interest rate hedge included in net income	2,468	614	5,696	1,369
Foreign currency translation adjustments	10,161	(6,177)	(13,695)	15,960
Other comprehensive income (loss), net of tax	12,385	(9,419)	(29,393)	(319)
Comprehensive income	$67,295	$26,950	$66,112	$73,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$95,505	$73,589
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	221,497	223,328
Allowance for doubtful accounts	10,441	(745)
Amortization of deferred financing costs and debt discount	2,688	2,908
Accretion of environmental liabilities	8,149	7,624
Changes in environmental liability estimates	9,050	(585)
Deferred income taxes	—	(973)
Other expense (income), net	597	(1,992)
Stock-based compensation	12,739	14,664
Loss on sale of businesses	3,376	—
Loss on early extinguishment of debt	—	6,119
Environmental expenditures	(8,816)	(12,804)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	23,969	(31,408)
Inventories and supplies	(9,554)	(11,982)
Other current and non-current assets	(19,320)	(5,425)
Accounts payable	(63,898)	3,035
Other current and long-term liabilities	31,009	19,322
Net cash from operating activities	317,432	284,675
Cash flows used in investing activities:
Additions to property, plant and equipment	(150,357)	(174,533)
Proceeds from sale and disposal of fixed assets	7,307	8,948
Acquisitions, net of cash acquired	(8,839)	(29,479)
Proceeds from sale of businesses, net of transactional costs	7,712	—
Additions to intangible assets including costs to obtain or renew permits	(1,863)	(2,896)
Proceeds from sale of available-for-sale securities	39,141	41,612
Purchases of available-for-sale securities	(53,397)	(30,761)
Net cash used in investing activities	(160,296)	(187,109)
Cash flows used in financing activities:
Change in uncashed checks	381	(3,516)
Tax payments related to withholdings on vested restricted stock	(4,407)	(5,505)
Repurchases of common stock	(39,542)	(16,390)
Deferred financing costs paid	—	(10,053)
Premiums paid on early extinguishment of debt	—	(2,689)
Payments on finance leases	(2,755)	(327)
Principal payments on debt	(5,652)	(850,652)
Issuance of unsecured senior notes	—	845,000
Borrowing from revolving credit facility	150,000	—
Payment on revolving credit facility	(150,000)	—
Net cash used in financing activities	(51,975)	(44,132)
Effect of exchange rate change on cash	(1,446)	2,292
Increase in cash and cash equivalents	103,715	55,726
Cash and cash equivalents, beginning of period	371,991	226,507
Cash and cash equivalents, end of period	$475,706	$282,233
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$66,000	$52,440
Income taxes paid, net of refunds	14,195	23,797
Non-cash investing activities:
Property, plant and equipment accrued	11,732	14,875
ROU assets obtained in exchange for operating lease liabilities	19,993	8,008
ROU assets obtained in exchange for finance lease liabilities	28,333	31,011
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2020	55,798	$558	$644,412	$(210,051)	$834,894	$1,269,813
Net income	—	—	—	—	11,572	11,572
Other comprehensive loss	—	—	—	(59,306)	—	(59,306)
Stock-based compensation	—	—	3,291	—	—	3,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(2,225)	—	—	(2,224)
Repurchases of common stock	(302)	(3)	(17,338)	—	—	(17,341)
Balance at March 31, 2020	55,555	556	628,140	(269,357)	846,466	1,205,805
Net income	—	—	—	—	29,023	29,023
Other comprehensive income	—	—	—	17,528	—	17,528
Stock-based compensation	—	—	2,786	—	—	2,786
Issuance of common stock for restricted share vesting, net of employee tax withholdings	58	—	(1,171)	—	—	(1,171)
Balance at June 30, 2020	55,613	556	629,755	(251,829)	875,489	1,253,971
Net income	—	—	—	—	54,910	54,910
Other comprehensive income	—	—	—	12,385	—	12,385
Stock-based compensation	—	—	6,662	—	—	6,662
Issuance of common stock for restricted share vesting, net of employee tax withholdings	35	—	(1,012)	—	—	(1,012)
Repurchases of common stock	(402)	(4)	(22,197)	—	—	(22,201)
Balance at September 30, 2020	55,246	$552	$613,208	$(239,444)	$930,399	$1,304,715

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	55,847	$558	$655,415	$(223,371)	$737,154	$1,169,756
Net income	—	—	—	—	976	976
Other comprehensive income	—	—	—	4,024	—	4,024
Stock-based compensation	—	—	5,809	—	—	5,809
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(2,277)	—	—	(2,276)
Repurchases of common stock	(97)	(1)	(6,323)	—	—	(6,324)
Balance at March 31, 2019	55,828	558	652,624	(219,347)	738,130	1,171,965
Net income	—	—	—	—	36,244	36,244
Other comprehensive income	—	—	—	5,076	—	5,076
Stock-based compensation	—	—	3,834	—	—	3,834
Issuance of common stock for restricted share vesting, net of employee tax withholdings	105	1	(2,705)	—	—	(2,704)
Repurchases of common stock	(74)	—	(4,948)	—	—	(4,948)
Balance at June 30, 2019	55,859	559	648,805	(214,271)	774,374	1,209,467
Net income	—	—	—	—	36,369	36,369
Other comprehensive loss	—	—	—	(9,419)	—	(9,419)
Stock-based compensation	—	—	5,021	—	—	5,021
Issuance of common stock for restricted share vesting, net of employee tax withholdings	17	—	(525)	—	—	(525)
Repurchases of common stock	(68)	(1)	(5,117)	—	—	(5,118)
Balance at September 30, 2019	55,808	$558	$648,184	$(223,690)	$810,743	$1,235,795

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
A novel strain of coronavirus ("COVID-19") was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served, including a significant reduction in the demand for petroleum-based products. The Company's businesses and operations began being adversely impacted by effects of COVID-19 in March of 2020 when circumstances surrounding and responses to the pandemic, including stay-at-home orders, began to materialize in North America. These disruptions have had a significant impact on the Company's operating results since then, and the Company expects that operations will continue to be impacted. The full extent of the ongoing COVID-19 outbreak and changes in demand for oil and the impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on financial results and business operations of the Company.
In response to the COVID-19 outbreak, the Company has seen increased demand in emergency response decontamination services related to the coronavirus. In particular, the Company is addressing the safety of its customers and communities by providing contagion decontamination services. In conducting these services, employee safety is paramount and the Company has been able to provide appropriate personal protective equipment and support to those performing these services.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in these policies or their application except for the changes described below.
Landfill Accounting
Landfill capacity - During the first nine months of 2020, the Company has taken actions to begin the closure of one of the Company's commercial landfill sites. The planned closure will nominally reduce the Company's remaining highly probable airspace. See Note 9, "Closure and Post-Closure Liabilities," for additional information.
Government Grants
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in response to the widespread economic impact of the COVID-19 pandemic. On April 11, 2020, the Canadian federal government enacted the COVID-19 Emergency Response Act, No.2, which implemented the Canada Emergency Wage Subsidy ("CEWS").
During the three and nine months ended September 30, 2020, the Company recorded benefits of $13.3 million and $36.7 million, respectively, as an offset to the related operating expenses in either cost of revenues or selling, general and administrative expenses for the eligible employee retention credit under the CARES Act and the subsidy under CEWS. The benefits received under these government sponsored programs do not require repayment.

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
Disaggregation of Revenue
We disaggregate the Company's third party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors (in thousands):

	For the Three Months Ended September 30, 2020
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$409,787	$257,048	$(186)	$666,649
Canada	88,396	24,041	258	112,695
Total third-party revenues	$498,183	$281,089	$72	$779,344

Sources of Revenue (1)
Technical Services	$257,612	$—	$—	$257,612
Field and Emergency Response Services	115,989	—	—	115,989
Industrial Services and Other	124,582	—	72	124,654
Safety-Kleen Environmental Services	—	203,455	—	203,455
Safety-Kleen Oil	—	77,634	—	77,634
Total third-party revenues	$498,183	$281,089	$72	$779,344

	For the Three Months Ended September 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$450,638	$313,979	$(265)	$764,352
Canada	99,484	27,438	394	127,316
Total third-party revenues	$550,122	$341,417	$129	$891,668

Sources of Revenue (1)
Technical Services	$292,506	$—	$—	$292,506
Field and Emergency Response Services	95,546	—	—	95,546
Industrial Services and Other (2)	162,070	—	129	162,199
Safety-Kleen Environmental Services	—	217,439	—	217,439
Safety-Kleen Oil	—	123,978	—	123,978
Total third-party revenues	$550,122	$341,417	$129	$891,668

	For the Nine Months Ended September 30, 2020
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,253,252	$791,919	$(648)	$2,044,523
Canada	237,389	65,129	866	303,384
Total third-party revenues	$1,490,641	$857,048	$218	$2,347,907

Sources of Revenue (1)
Technical Services	$774,814	$—	$—	$774,814
Field and Emergency Response Services	349,254	—	—	349,254
Industrial Services and Other	366,573	—	218	366,791
Safety-Kleen Environmental Services	—	612,808	—	612,808
Safety-Kleen Oil	—	244,240	—	244,240
Total third-party revenues	$1,490,641	$857,048	$218	$2,347,907

	For the Nine Months Ended September 30, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,270,556	$917,240	$531	$2,188,327
Canada	279,558	72,906	394	352,858
Total third-party revenues	$1,550,114	$990,146	$925	$2,541,185

Sources of Revenue (1)
Technical Services	$820,333	$—	$—	$820,333
Field and Emergency Response Services	253,894	—	—	253,894
Industrial Services and Other (2)	475,887	—	925	476,812
Safety-Kleen Environmental Services	—	640,956	—	640,956
Safety-Kleen Oil	—	349,190	—	349,190
Total third-party revenues	$1,550,114	$990,146	$925	$2,541,185
________________
(1) All revenue except oil and oil product sales within Safety-Kleen Oil and product sales within Safety-Kleen Environmental Services, which include various automotive related fluids, shop supplies and direct blended oil sales, are recognized over time. Safety-Kleen Oil and Safety-Kleen Environmental Services product sales are recognized at a point in time.
(2) Third-party revenues previously reported as Oil, Gas and Lodging Services of $30.2 million and Other of $0.1 million for the three months ended September 30, 2019, respectively, and $91.9 million and $0.9 million, respectively for the nine months ended September 30, 2019, are now disclosed within Industrial Services and Other based on relative materiality to the business.
Contract Balances

(in thousands)	September 30, 2020	December 31, 2019
Receivables	$602,069	$644,738
Contract assets (unbilled receivables)	59,438	56,326
Contract liabilities (deferred revenue)	67,412	73,370
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

(4) BUSINESS COMBINATIONS
2020 Acquisition
On April 17, 2020, the Company acquired a privately-owned business for $8.8 million cash consideration. The acquired company expands the Safety-Kleen segment's oil re-refining operations to the northeast United States. In connection with this acquisition, a preliminary goodwill amount of $1.4 million was recognized.
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

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Oil and oil related products	$77,808	$75,408
Supplies and drums	119,157	115,128
Solvent and solutions	10,290	9,973
Other	13,629	14,235
Total inventories and supplies	$220,884	$214,744
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

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$139,184	$131,023
Asset retirement costs (non-landfill)	16,185	15,924
Landfill assets	185,678	182,276
Buildings and improvements (1)	502,507	499,159
Camp equipment	154,427	158,277
Vehicles (2)	819,583	785,056
Equipment (3)	1,798,792	1,779,366
Furniture and fixtures	6,920	6,054
Construction in progress	20,928	36,679
	3,644,204	3,593,814
Less - accumulated depreciation and amortization	2,104,871	2,005,663
Total property, plant and equipment, net	$1,539,333	$1,588,151
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million and $31.0 million, respectively.
(2) Balances inclusive of gross ROU assets classified as finance leases of $43.8 million and $2.4 million, respectively.
(3) September 30, 2020 balance inclusive of gross ROU assets classified as finance leases of $9.1 million.
Depreciation expense, inclusive of landfill and finance lease amortization, was $64.9 million and $193.9 million for the three and nine months ended September 30, 2020, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $65.3 million and $196.7 million for the three and nine months ended September 30, 2019, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2020 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2020	$212,531	$312,482	$525,013
Increase from current period acquisition	—	1,440	1,440
Measurement period adjustments from prior period acquisitions	23	—	23
Decrease from disposition of businesses	(674)	—	(674)
Foreign currency translation	(741)	(800)	(1,541)
Balance at September 30, 2020	$211,139	$313,122	$524,261
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when events or changes in the business environment ("triggering events") would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended September 30, 2020, the Company considered the effects of COVID-19 and evolving changes in demand and pricing for oil, but concluded that there were no triggering events requiring an impairment assessment. This conclusion was based on a qualitative analysis incorporating (i) the significant excess fair value that previously existed in each reporting unit and (ii) assessing the current and long-term performance of the Company given the expectation that these negative effects on the operations and cash flows of each reporting unit arising from COVID-19 related disruptions will be short-lived.
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
As of September 30, 2020 and December 31, 2019, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$182,478	$92,725	$89,753	$184,235	$87,228	$97,007
Customer and supplier relationships	388,862	213,700	175,162	401,696	207,884	193,812
Other intangible assets	38,153	33,334	4,819	38,331	33,018	5,313
Total amortizable permits and other intangible assets	609,493	339,759	269,734	624,262	328,130	296,132
Trademarks and trade names	122,667	—	122,667	122,934	—	122,934
Total permits and other intangible assets	$732,160	$339,759	$392,401	$747,196	$328,130	$419,066
Amortization expense of permits and other intangible assets was $9.6 million and $27.6 million in the three and nine months ended September 30, 2020, respectively. Amortization expense of permits and other intangible assets was $8.4 million and $26.6 million in the three and nine months ended September 30, 2019, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2020 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2020 (three months)	$7,841
2021	29,997
2022	29,742
2023	25,482
2024	23,997
Thereafter	152,675
$269,734

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued insurance	$77,985	$74,376
Accrued interest	9,179	21,222
Accrued compensation and benefits	60,784	72,473
Accrued income, real estate, sales and other taxes	54,677	35,749
Interest rate swap liability	36,649	20,840
Accrued other	53,926	51,880
	$293,200	$276,540

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2020 through September 30, 2020 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2020	$39,401	$36,250	$75,651
Liabilities assumed in acquisitions	—	265	265
New asset retirement obligations	1,643	—	1,643
Accretion	2,373	2,516	4,889
Changes in estimates recorded to statement of operations	4,503	(14)	4,489
Changes in estimates recorded to balance sheet	179	15	194
Expenditures	(2,116)	(622)	(2,738)
Currency translation and other	(133)	(44)	(177)
Balance at September 30, 2020	$45,850	$38,366	$84,216
During the first nine months of 2020, the Company has taken actions to begin the closure of one of its commercial landfill sites resulting in a $4.5 million increase to the related closure and post-closure liability. The remaining ten landfill facilities remain active as of September 30, 2020. In the nine months ended September 30, 2020, other than this charge, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first nine months of 2020 were discounted at the credit-adjusted risk-free rate of 5.60%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2020 through September 30, 2020 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2020	$1,851	$61,991	$50,331	$114,173
Accretion	67	1,914	1,279	3,260
Changes in estimates recorded to statement of operations	(14)	3,023	1,552	4,561
Expenditures	(46)	(3,278)	(2,754)	(6,078)
Currency translation and other	—	(912)	563	(349)
Balance at September 30, 2020	$1,858	$62,738	$50,971	$115,567
In the nine months ended September 30, 2020, the Company increased its remedial liabilities for an inactive site by $3.3 million and increased its remedial liabilities for a Superfund site by $1.8 million due to changes in the estimates of the related liabilities. These changes in estimates were triggered by the receipts of updated regulatory approval requirements for remediation. Other than these charges, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Obligations:	September 30, 2020	December 31, 2019
Secured senior term loans ("Term Loans")	$7,535	$7,535

Long-Term Obligations:
Secured senior Term Loans due June 30, 2024	$721,510	$727,162
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term obligations, at par	$1,566,510	$1,572,162
Unamortized debt issuance costs and premium, net	(15,754)	(18,046)
Long-term obligations, at carrying value	$1,550,756	$1,554,116
Financing Activities
As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s outstanding long-term obligations, including the current portion, was $1.6 billion. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility. On March 31, 2020, the Company drew down $150.0 million on the revolving credit facility in response to the uncertainty surrounding the COVID-19 global pandemic. The Company repaid $75.0 million of that borrowing on June 29, 2020, and the remaining $75.0 million on July 28, 2020. As of September 30, 2020, the Company had $249.1 million available to borrow under the revolving credit facility and outstanding letters of credit were $123.5 million. At December 31, 2019, $229.2 million was available to borrow and outstanding letters of credit were $146.9 million.
On October 28, 2020, the Company entered into an amended and restated credit agreement for its revolving credit facility. Under the amended and restated agreement, the terms are substantially the same as under the prior agreement, but the facility termination date has been extended to October 28, 2025, subject to certain conditions.
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
As of September 30, 2020 and December 31, 2019, the Company has recorded an interest rate swap liability with a fair value of $36.6 million and $20.8 million, respectively, within accrued expenses in connection with these cash flow hedges.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 20.0% and 27.0%, compared to 32.8% and 35.1%, respectively, for the comparable periods in 2019.
As of September 30, 2020 and December 31, 2019, the Company had recorded $5.2 million and $6.4 million, respectively, of liabilities for unrecognized tax benefits and $1.9 million and $1.7 million, respectively, of interest. The Company released $1.1 million of uncertain tax positions in the three months ended September 30, 2020.
The Internal Revenue Service ("IRS") completed its examination of the Company’s tax years 2014-2016 and the Joint Committee on Taxation completed its review and took no exception. No material adjustments were made to the previously filed returns as a result of this process. In the third quarter of 2020, the Company received a refund of $7.7 million associated with the amended returns for these tax years.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$54,910	$36,369	$95,505	$73,589

Denominator:
Basic shares outstanding	55,592	55,850	55,646	55,858
Dilutive effect of outstanding stock awards	146	315	186	251
Dilutive shares outstanding	55,738	56,165	55,832	56,109

Basic earnings per share:	$0.99	$0.65	$1.72	$1.32

Diluted earnings per share:	$0.99	$0.65	$1.71	$1.31
For the three months ended September 30, 2020 and September 30, 2019, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 235,806 and 147,075, respectively, of performance stock awards for which the performance criteria were not attained at the time and 16,183 and 3,567, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.
For the nine months ended September 30, 2020 and September 30, 2019, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 235,806 and 147,075, respectively, of performance stock awards for which the performance criteria were not attained at the time and 14,516 and 14,223, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the nine months ended September 30, 2020 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized Loss on Interest Rate Hedge	Unfunded Pension Liability	Total
Balance at January 1, 2020	$(187,795)	$143	$(20,839)	$(1,560)	$(210,051)
Other comprehensive (loss) income before reclassifications and tax impacts	(15,044)	141	(21,505)	—	(36,408)
Amounts reclassified out of accumulated other comprehensive loss	—	—	5,696	—	5,696
Tax gain (loss)	1,349	(30)	—	—	1,319
Other comprehensive (loss) income, net of tax	(13,695)	111	(15,809)	—	(29,393)
Balance at September 30, 2020	$(201,490)	$254	$(36,648)	$(1,560)	$(239,444)
The amount reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three and nine months ended September 30, 2020 was as follows (in thousands):

Other Comprehensive Income (Loss) Components	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	Location
Unrealized loss on interest rate hedge	$(2,468)	$(5,696)	Interest expense, net of interest income

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
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2020 was $6.7 million and $12.7 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2019 was $5.0 million and $14.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2020 was $1.7 million and $2.9 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2019 was $1.0 million and $2.8 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the nine months ended September 30, 2020:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	522,597	$59.57
Granted	205,548	58.54
Vested	(199,476)	57.59
Forfeited	(38,515)	58.81
Balance at September 30, 2020	490,154	60.01
As of September 30, 2020, there was $22.0 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2020 was $3.1 million and $12.8 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2019 was $4.2 million and $15.3 million, respectively.
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
The following table summarizes information about performance stock awards for the nine months ended September 30, 2020:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	204,553	$64.78
Granted	161,610	58.30
Vested	(23,222)	55.75
Forfeited	(16,330)	64.59
Balance at September 30, 2020	326,611	62.22

As of September 30, 2020, there was $5.7 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. No performance awards vested during the three months ended September 30, 2020 and September 30, 2019. The total fair value of performance awards vested during the nine months ended September 30, 2020 and September 30, 2019 was $1.3 million and $2.9 million, respectively.

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
At September 30, 2020 and December 31, 2019, the Company had recorded reserves of $29.9 million and $26.0 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of September 30, 2020 and December 31, 2019, the $29.9 million and $26.0 million, respectively, of reserves consisted of (i) $24.1 million and $18.4 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $5.8 million and $7.6 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.

Legal and Administrative Proceedings
As of September 30, 2020, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2020, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2020 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 69 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2020, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2020. From January 1, 2020 to September 30, 2020, ten product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, includes Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 130 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 130 sites, five (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 125 third-party sites, 31 are now settled, 15 are currently requiring expenditures on remediation and 79 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability, if any, of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements, if any, with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $100,000 at nine of the 125 third-party sites.
BR Facility. The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the U.S. Environmental Protection Agency ("EPA") issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018, the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality and has also completed conducting the remedial investigation feasibility study for Devil's Swamp under the order issued by the EPA at which point the feasibility study, with several remedial alternatives, was submitted to the EPA for review. During the quarter ended September 30, 2020, the EPA signed a Record of Decision which defines the remediation alternative selected and approved by the EPA. Based upon this Record of Decision, the Company increased the estimated remedial liability for this inactive site by $3.3 million. As of September 30, 2020, the Company has recorded the best estimate of the costs to execute upon this remediation alternative. Changes in the natural landscape and/or new information identified during the remediation could impact this estimate, however are not expected to have a future material effect on the Company's financial position, liquidity or results of operation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2020 and December 31, 2019, there were 11 and 12 proceedings, respectively, for which the Company reasonably believes that the sanctions could equal or exceed $100,000. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
Self-Insurance Liabilities
Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company's policy is to retain a significant portion of certain expected losses related to employee medical, workers' compensation, comprehensive general liability and vehicle liability. A portion of these self-insured liabilities are managed through its wholly-owned captive insurance subsidiary. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. We maintain umbrella insurance to limit our exposure to certain catastrophic claim costs, including general liability and vehicle claim costs. For the policy year starting in the fourth quarter of 2020, the Company changed the umbrella policy terms to include a $5.0 million annual aggregate self-insured corridor retention.

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
The following table reconciles third-party revenues to direct revenues for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$498,183	$29,448	$339	$527,970	$550,122	$35,274	$1,476	$586,872
Safety-Kleen	281,089	(29,448)	(1)	251,640	341,417	(35,274)	2	306,145
Corporate Items	72	—	(338)	(266)	129	—	(1,478)	(1,349)
Total	$779,344	$—	$—	$779,344	$891,668	$—	$—	$891,668

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Corporate Items, net	Direct revenues
Environmental Services	$1,490,641	$97,782	$2,823	$1,591,246	$1,550,114	$105,555	$3,301	$1,658,970
Safety-Kleen	857,048	(97,782)	142	759,408	990,146	(105,555)	15	884,606
Corporate Items	218	—	(2,965)	(2,747)	925	—	(3,316)	(2,391)
Total	$2,347,907	$—	$—	$2,347,907	$2,541,185	$—	$—	$2,541,185
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
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Environmental Services	$140,854	$121,658	$387,851	$329,036
Safety-Kleen	68,761	81,326	176,498	215,578
Corporate Items	(48,444)	(46,371)	(145,108)	(136,513)
Total	161,171	156,613	419,241	408,101
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,822	2,490	8,149	7,624
Depreciation and amortization	74,470	73,756	221,497	223,328
Income from operations	83,879	80,367	189,595	177,149
Other (income) expense, net	(2,268)	427	597	(1,992)
Loss on early extinguishment of debt	—	6,119	—	6,119
Loss on sale of businesses	118	—	3,376	—
Interest expense, net of interest income	17,407	19,702	54,848	59,681
Income before provision for income taxes	$68,622	$54,119	$130,774	$113,341

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2020	December 31, 2019
Property, plant and equipment, net:
Environmental Services	$890,262	$939,352
Safety-Kleen	559,178	555,310
Corporate Items	89,893	93,489
Total property, plant and equipment, net	$1,539,333	$1,588,151

Goodwill and Permits and other intangibles, net:
Environmental Services
Goodwill	$211,139	$212,531
Permits and other intangibles, net	80,535	89,722
Total Environmental Services	291,674	302,253

Safety-Kleen
Goodwill	$313,122	$312,482
Permits and other intangibles, net	311,866	329,344
Total Safety-Kleen	624,988	641,826

Total	$916,662	$944,079
The following table presents the total assets by geographical area (in thousands):

	September 30, 2020	December 31, 2019
United States	$3,452,839	$3,413,254
Canada and other foreign	653,348	695,650
Total	$4,106,187	$4,108,904

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
•Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service and product offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vacuum services, used motor oil collection and contract blending and packaging services. Key performance indicators tracked by the Company relative to these services include the number of parts washer services performed and pricing and volume of used motor oil and waste collected. Results from these services are primarily driven by the overall number of parts washers placed at customer sites and volumes of waste and used motor oil collected, as well as the demand for and frequency of other offered services. These factors can be impacted by overall economic conditions in the marketplace, especially in the automotive and manufacturing related areas. The overall market price of oil and regulations that change the possible usage of used motor oil, including the International Maritime Organization's 2020 regulation, both impact the premium the segment can charge for used motor oil collections. In addition to its core service offerings, Safety-Kleen offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Other product offerings include automotive related fluids and shop supplies. Relative to its oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven marketplace. The segment’s results are significantly impacted by overall market pricing and product mix associated with base and blended oil products and, more specifically, the market prices of Group II base oils. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. Our OilPlus® closed loop initiative, which results in the sale of our renewable oil products directly to our end customers, may also be impacted by changes in customer demand for high-quality, environmentally responsible recycled oil.
Impact of COVID-19
Corporate Response
In response to the COVID-19 pandemic, the Company has created a dedicated crisis response team to proactively monitor and respond to Company and customer operations, implement plans to execute on opportunities of COVID-19 related decontamination services and enhance health and safety measures for all our employees as well as customers to which we have provided these services.
Health and safety is our #1 priority. Our commitment to ensuring the health and safety of our employees, particularly those performing COVID-19 decontamination services for our customers is a pillar of our overall corporate culture. During the pandemic, we have been able to successfully supply our employees with appropriate personal protective equipment ("PPE") for use in servicing our customers in the field and working at our operational and administrative facilities. To support the safety of all of our employees and operations, early precautionary measures were implemented including actively monitoring and reporting employee illness, acquiring and maintaining adequate levels of PPE inventory, suspending non-essential travel, limiting the number of employees attending meetings and reducing the number of people at our locations at any one time. In an effort to contain COVID-19, governments have enacted various measures, including orders to close non-essential businesses and personal and commercial travel restrictions. Operations at our facilities complied with government ordered shutdowns and reopening plans. The COVID-19 pandemic continues to be an evolving situation. We continue to monitor changes in the various locations in which we operate and adapting our protocols accordingly as well as on a proactive basis wherever possible.
Impact on Our Financial Statements and Business Operations
The COVID-19 pandemic has resulted in, and is likely to continue to result in economic disruption. The Company's financial results for the three and nine months ended September 30, 2020 were significantly impacted by the COVID-19 pandemic. In the latter half of March 2020 and throughout the second and third quarters, we were measurably impacted by an overall slowdown in economic activity which included closures at some of our customer sites and rising general uncertainty about future economic activity. In the third quarter, financial results, including direct revenues and EBITDA, improved for both segments when compared to the second quarter of 2020 as we began to see the increased return to operations at our customers.
In our Environmental Services segment, continued lower activity levels and shutdowns of customers' operations decrease the level of our services that are required and the quantities of commercial and industrial waste disposed of throughout our network of facilities. Lower demand for oil and overall price declines in the global oil market, resulting from COVID-19 impacts, impacts the level of environmental services we provide to our customers in that market.
We continue to see demand for disinfecting, decontamination and disposal related emergency response services specifically in response to COVID-19. The Company completed more than 9,000 projects responding specifically to the risk of COVID-19, amounting to nearly $90 million of direct revenues during the nine months ended September 30, 2020. Although uncertain as to the prevalence of such services for the remainder of the year, we do expect demand for these COVID-19 response services to continue. The increased level of emergency response work, however, did not overcome the overall levels of service work lost due to the impacts of the COVID-19 pandemic.
We expect that the services provided by our Safety-Kleen segment will continue to be impacted by less automotive related travel and any ongoing customer shutdowns reducing demand for Safety-Kleen core services and products. We have observed declining demand in the primary sectors impacting this business including the overall automotive sector, as consumer activity lags historical levels across the United States and Canada. Lower oil related demand and price declines in the global oil market, exacerbated by COVID-19 impacts, are also expected to reduce revenues generated by the business in 2020. In order to respond to the impact on the Safety-Kleen business and in particular the reduced availability of used motor oils which are utilized as feedstock in our re-refining processes and reduced demand for base and blended oil products, in April 2020, we temporarily shuttered nearly half of the total production capacity of our oil re-refineries. In response to more positive trends in oil demand, certain facilities were brought back online, increasing available production to approximately 90% of the total production capacity by the end of the third quarter of 2020.
The Company considered the impact of COVID-19 on the assumptions and estimates used in the preparation of the financial statements and did not identify any significant changes in estimates. Specifically, management concluded that there had not been any triggering events requiring further assessment of asset impairments. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in oil demand may have impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Company's results as of September 30, 2020.
In regards to liquidity and capital resources, as of September 30, 2020, the Company had $532.3 million in cash and marketable securities and $249.1 million of borrowing availability under the revolving credit facility. Other than $7.5 million of annual payments on the Company's secured senior term loans, there are no debt maturities until June 2024, when those term loans are due. To maintain a strong liquidity position through 2020 and beyond, the Company remains active in executing cost reduction initiatives, significantly reduced 2020 capital expenditures from originally forecasted amounts and continues to consider all aspects of eligible government programs.
Impact of Government Programs
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in response to the widespread economic impact of the COVID-19 pandemic. On April 11, 2020, the Canadian federal government enacted the COVID-19 Emergency Response Act, No.2, which implemented the Canada Emergency Wage Subsidy ("CEWS"). Since the establishment of these programs, management has considered and analyzed the Company's eligibility under such government programs. Most significantly, the Company applied for certain employee retention credits under the CARES Act and the wage subsidy under the CEWS. Although the Company did implement certain cost reduction plans associated with labor in the second quarter, these government programs have allowed our workforce to remain stable during the temporary slowdown in activity. The table below summarizes the benefit of these government programs recorded in the statement of operations for the periods ended September 30, 2020 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2020
	Environmental Services	Safety-Kleen	Corporate Items	Total	Environmental Services	Safety-Kleen	Corporate Items	Total
Cost of revenues	$8,481	$1,802	$145	$10,428	$17,478	$6,666	$560	$24,704
Selling, general and administrative expenses	1,488	685	668	2,841	5,755	4,092	2,117	11,964
Total	$9,969	$2,487	$813	$13,269	$23,233	$10,758	$2,677	$36,668
In addition to the credits and subsidies outlined above, which do not require any repayment to be made by the Company, the CARES Act also allows for the deferral of payment related to certain payroll taxes. In total, we deferred payroll tax payments of $23.2 million during the nine months ended September 30, 2020 which are required to be paid in equal installments, in the fourth quarters of 2021 and 2022.
Highlights
Total revenues for the three and nine months ended September 30, 2020 were $779.3 million and $2,347.9 million, compared with $891.7 million and $2,541.2 million for the three and nine months ended September 30, 2019. In the three and nine months ended September 30, 2020, our Environmental Services segment direct revenues decreased 10.0% and 4.1% from the comparable periods in 2019, primarily due to lower demand for our industrial and technical related services. Lower overall economic activity due to the COVID-19 pandemic has most notably reduced the demand for industrial turnaround, environmental remediation and waste disposal projects. This decrease was partially offset by increased emergency response decontamination services in the wake of the COVID-19 pandemic. In the three and nine months ended September 30, 2020, our Safety-Kleen segment direct revenues decreased 17.8% and 14.2% from the comparable periods in 2019, predominantly due to lower demand across the Safety-Kleen portfolio of products and core services also resulting from overall lower economic activity, customer shutdowns as well as lower oil demand and pricing driven by the COVID-19 pandemic. Increased revenues from used motor oil collections partially offset these decreases in the Safety-Kleen segment. The fluctuation of the Canadian dollar negatively impacted our consolidated revenues by $1.0 million and $5.2 million in the three and nine months ended September 30, 2020.
We reported income from operations for the three and nine months ended September 30, 2020 of $83.9 million and $189.6 million compared with $80.4 million and $177.1 million in the three and nine months ended September 30, 2019. We reported net income for the three and nine months ended September 30, 2020 of $54.9 million and $95.5 million compared with net income of $36.4 million and $73.6 million in the three and nine months ended September 30, 2019.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 2.9% to $161.2 million in the three months ended September 30, 2020 from $156.6 million in the three months ended September 30, 2019 and increased 2.7% to $419.2 million in the nine months ended September 30, 2020 from $408.1 million in the nine months ended September 30, 2019. Our relatively consistent levels of EBITDA in these periods, despite the notable decline in revenues can be attributed to incremental cost controls put in place by the Company, the improved mix of revenue generating services as well as benefits received from the government programs discussed above. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the nine months ended September 30, 2020 was $317.4 million, an increase of $32.8 million from the comparable period in 2019. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an inflow of $195.5 million in the nine months ended September 30, 2020, compared to an inflow of $119.1 million in the comparable period of 2019. These increased levels of adjusted cash flows are the result of lower capital expenditures, as well as the benefits received from the government programs discussed above. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change
Direct Revenues(1):
Environmental Services	$527,970	$586,872	$(58,902)	(10.0)%	$1,591,246	$1,658,970	$(67,724)	(4.1)%
Safety-Kleen	251,640	306,145	(54,505)	(17.8)	759,408	884,606	(125,198)	(14.2)
Corporate Items	(266)	(1,349)	1,083	N/M	(2,747)	(2,391)	(356)	N/M
Total	779,344	891,668	(112,324)	(12.6)	2,347,907	2,541,185	(193,278)	(7.6)
Cost of Revenues(2):
Environmental Services	350,072	417,954	(67,882)	(16.2)	1,084,450	1,203,367	(118,917)	(9.9)
Safety-Kleen	154,729	189,190	(34,461)	(18.2)	489,358	558,609	(69,251)	(12.4)
Corporate Items	6,828	5,610	1,218	N/M	15,168	10,075	5,093	N/M
Total	511,629	612,754	(101,125)	(16.5)	1,588,976	1,772,051	(183,075)	(10.3)
Selling, General & Administrative Expenses:
Environmental Services	37,044	47,260	(10,216)	(21.6)	118,945	126,567	(7,622)	(6.0)
Safety-Kleen	28,150	35,629	(7,479)	(21.0)	93,552	110,419	(16,867)	(15.3)
Corporate Items	41,350	39,412	1,938	4.9	127,193	124,047	3,146	2.5
Total	106,544	122,301	(15,757)	(12.9)	339,690	361,033	(21,343)	(5.9)
Adjusted EBITDA:
Environmental Services	140,854	121,658	19,196	15.8	387,851	329,036	58,815	17.9
Safety-Kleen	68,761	81,326	(12,565)	(15.5)	176,498	215,578	(39,080)	(18.1)
Corporate Items	(48,444)	(46,371)	(2,073)	(4.5)	(145,108)	(136,513)	(8,595)	(6.3)
Total	$161,171	$156,613	$4,558	2.9%	$419,241	$408,101	$11,140	2.7%
_____________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenue is shown exclusive of items presented separately on the statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues, including a significant impact to our revenue resulting from COVID-19 as discussed in Impact of COVID-19 above. Other factors impacting our revenues include, but are not limited to: overall levels of industrial activity and growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response services, weather related events, base and blended oil pricing, market changes relative to the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
Direct revenues	$527,970	$586,872	$(58,902)	(10.0)%	$1,591,246	$1,658,970	$(67,724)	(4.1)%
Environmental Services direct revenues for the three months ended September 30, 2020 decreased $58.9 million from the comparable period in 2019, driven primarily by significantly lower demand for our industrial and technical related services, partially offset by direct revenues earned in connection with COVID-19 emergency response decontamination services. Lower economic activity throughout the COVID-19 pandemic reduced the demand for industrial and technical related services as customers postponed and/or reduced the levels of industrial turnarounds, environmental remediation projects and other waste disposal services. Direct revenues associated with disposal services at our incinerator and landfill facilities decreased $9.9 million and $1.7 million, respectively, when compared with the same quarter in the prior year, due to lower volumes of waste disposed of in our network of facilities. Incinerator utilization was 80%. A maintenance related turnaround at a key incinerator facility was pulled forward into the third quarter of 2020 increasing the number of down days and contributing to a 12% decrease in incinerator utilization when compared to the same period in the prior year. Decreased direct revenues from these lower volumes were partially offset by the processing of higher value waste streams through our network of facilities during the period. Direct revenues of $28.9 million from COVID-19 related emergency response decontamination services in the third quarter of 2020 partially offset these overall decreases in direct revenues. The impact of foreign currency translation on our Environmental Services Canadian operations was minimal.
Environmental Services direct revenues for the nine months ended September 30, 2020 decreased $67.7 million from the comparable period in 2019 driven primarily by significantly lower demand for our industrial and technical related services, partially offset by COVID-19 emergency response decontamination services. Lower economic activity throughout the COVID-19 pandemic reduced the demand for industrial and technical related services as customers postponed and/or reduced the levels of industrial turnarounds, environmental remediation projects and other waste disposal services. Direct revenues at our landfill facilities decreased $2.0 million when compared with the same period in the prior year due to lower volumes of waste streams. In the nine months ended September 30, 2020, the Company generated $88.9 million of direct revenues from COVID-19 related emergency response decontamination services, which partially offset these direct revenue decreases. Additionally, direct revenues at our incinerator facilities increased by $20.7 million when compared to the same period in 2019 due to higher value waste streams. Utilization at our incinerator facilities remained consistent with the prior year at 84%. Also impacting the year over year change in direct revenues within this segment was the negative impact of foreign currency translation on our Canadian operations of $4.2 million.
Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
Direct revenues	$251,640	$306,145	$(54,505)	(17.8)%	$759,408	$884,606	$(125,198)	(14.2)%
Safety-Kleen direct revenues for the three months ended September 30, 2020 decreased $54.5 million from the comparable period in 2019. Reduced demand for oil related products and our core services continued to drive lower levels of direct revenues within this segment. Base oil sales decreased $24.9 million from the comparable period in 2019 due to lower sales volume and lower pricing, while blended oil sales decreased approximately $15.4 million from the comparable period in 2019, principally due to lower sales volumes. Decreased demand for Safety-Kleen's core service offerings contributed to the decline in direct revenues as containerized waste and vacuum services decreased $15.4 million from the comparable period in 2019. Recycled fuel oil and refinery byproducts sales also decreased $11.4 million, driven by both lower sales volume and lower pricing, and parts washer service revenues decreased $6.3 million due to lower demand. Given the impact of COVID-19 on our customers, these decreases were expected. Partially offsetting these decreases was a $15.9 million increase in direct revenues from used motor oil collections due to pricing increases on these services despite lower volumes of oil collected in the current period. The impact of foreign currency translation on our Safety-Kleen Canadian operations was minimal.
Safety-Kleen direct revenues for the nine months ended September 30, 2020 decreased $125.2 million from the comparable period in 2019. Reduced demand for oil related products and core services resulting from lower automotive travel and customer shutdowns, arising from the COVID-19 pandemic, drove these lower direct revenue levels. Base oil sales decreased $52.8 million from the comparable period in 2019 due to lower volume and lower pricing, and blended oil sales decreased $33.5 million due to lower volumes. Decreased demand for Safety-Kleen's core service offerings contributed to the decline in direct revenues as containerized waste and vacuum services decreased $33.0 million from the comparable period in 2019. Recycled fuel oil and refinery byproducts decreased $29.5 million, driven by lower volumes and, to a lesser extent, lower pricing, and parts washer service revenues decreased by $15.0 million, from the comparable period in 2019, due to lower demand particularly in the last two fiscal quarters. Partially offsetting these decreases was a $31.2 million increase in direct revenue from used motor oil collections due to pricing increases on these services. The impact of foreign currency translation on our Safety-Kleen Canadian operations was minimal. Slow incremental improvements in the demand for the segment's core service offerings are expected to continue into the fourth quarter if national and state reopening plans continue to prove successful.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
Cost of revenues	$350,072	$417,954	$(67,882)	(16.2)%	$1,084,450	$1,203,367	$(118,917)	(9.9)%
As a % of Direct revenues	66.3%	71.2%	(4.9)%		68.2%	72.5%	(4.3)%
Environmental Services cost of revenues for the three months ended September 30, 2020 decreased $67.9 million from the comparable period in 2019, including a $24.4 million decrease to labor and benefits related costs, including travel costs, a $23.1 million decrease to equipment and supply costs and an $18.8 million decrease in external transportation, disposal and fuel costs. These decreases were attributable to lower direct revenues and successful cost control initiatives, as well as an $8.5 million benefit from the employee retention credit and subsidies recorded in the third quarter of 2020 under the CARES Act and CEWS which helped defray certain labor and benefits costs and is reflected in the decrease to labor and benefits related costs identified above. Absent this benefit, cost of revenues as a percentage of direct revenues still improved 3.3% primarily due an operational focus on better leverage of our employee and asset bases resulting in lower third party transportation, subcontractor and equipment rental spending.
Environmental Services cost of revenues for the nine months ended September 30, 2020 decreased $118.9 million from the comparable period in 2019, including a $45.7 million decrease to labor and benefits related costs, including travel costs, a $36.9 million decrease to external transportation, disposal and fuel costs and a $34.9 million decrease to equipment and supply costs. These decreases were mainly attributable to lower direct revenues and successful cost control initiatives, as well as a $17.5 million benefit from the employee retention credits and subsidies recorded in 2020 under the CARES Act and CEWS which is reflected in the reduction to labor and benefits related costs above. Absent this benefit, cost of revenues as a percentage of direct revenues still improved 3.3% primarily due to an operational focus on better leverage of our employee and asset bases resulting in lower third party transportation, subcontractor and equipment rental spending. In the future, we expect continued benefits from our operational focus on better leverage of our employee and asset bases.

Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
Cost of revenues	$154,729	$189,190	$(34,461)	(18.2)%	$489,358	$558,609	$(69,251)	(12.4)%
As a % of Direct revenues	61.5%	61.8%	(0.3)%		64.4%	63.1%	1.3%
Safety-Kleen cost of revenues for the three months ended September 30, 2020 decreased $34.5 million from the comparable period in 2019, including a $13.9 million decrease in costs of oil additives and other raw materials, a $10.0 million decrease in labor and benefits related costs, including travel costs and a $6.6 million decrease in transportation, disposal and fuel costs. These decreases were mainly attributable to lower direct revenues, as well as a $1.8 million benefit related to the employee retention credits and subsidies recorded in the third quarter of 2020 under the CARES Act and CEWS which is reflected in the decrease in labor and benefits related costs above. Absent this benefit, costs of revenues as a percentage of direct revenues were relatively consistent with the prior year.
Safety-Kleen cost of revenues for the nine months ended September 30, 2020 decreased $69.3 million from the comparable period in 2019, including a $30.1 million decrease in costs of oil additives and other raw materials, an $18.1 million decrease in labor and benefits related costs, including travel costs and a $15.6 million decrease in transportation, disposal and fuel costs. These decreases were mainly attributable to lower direct revenues, as well as a $6.7 million benefit related to employee retention credits and subsidies recorded in 2020 under the CARES Act and CEWS which is reflected in the decrease in labor and benefits related costs above. Absent this benefit, costs of revenues as a percentage of direct revenues increased 2.2%. This increase resulted from certain fixed costs which could not be reduced proportionate to the overall lower business activity, partially offset by an operational focus on cost reductions, specifically in transportation and subcontractor costs.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
SG&A expenses	$37,044	$47,260	$(10,216)	(21.6)%	$118,945	$126,567	$(7,622)	(6.0)%
As a % of Direct revenues	7.0%	8.1%	(1.1)%		7.5%	7.6%	(0.1)%
Environmental Services SG&A expenses for the three months ended September 30, 2020 decreased $10.2 million from the comparable period in 2019. This decrease in SG&A expenses was primarily attributable to lower direct revenues and therefore lower sales related costs, such as travel and other selling related costs, as well as a $1.5 million benefit related to the employee retention credits and subsidies recorded in the third quarter of 2020 under the CARES Act and CEWS which helped to defray labor and benefits related costs. Absent these benefits, Environmental Services SG&A expenses as a percentage of direct revenues remained relatively consistent with the comparable period in 2019.
Environmental Services SG&A expenses for the nine months ended September 30, 2020 decreased $7.6 million from the comparable period in 2019 primarily due to lower direct revenues and therefore lower sales related costs, such as travel and other selling related costs, as well as a $5.8 million benefit in labor and benefits related costs related to the employee retention credits and subsidies recorded in 2020 under the CARES Act and CEWS. Also contributing to the period comparison are a $5.5 million favorable resolution of a litigation matter and recovery of certain trade receivables of $5.4 million, both of which were recorded in the first quarter of 2019, and favorably impacted the SG&A expenses for the nine months ended September 30, 2019. Absent these nonrecurring transactions, Environmental Services SG&A expenses as a percentage of direct revenues remained relatively consistent with the comparable period in 2019.

Safety-Kleen

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
SG&A expenses	$28,150	$35,629	$(7,479)	(21.0)%	$93,552	$110,419	$(16,867)	(15.3)%
As a % of Direct revenues	11.2%	11.6%	(0.4)%		12.3%	12.5%	(0.2)%
Safety-Kleen SG&A expenses for the three and nine months ended September 30, 2020 decreased $7.5 million and $16.9 million, respectively, from the comparable periods in 2019. These decreases were primarily attributable to lower direct revenues and therefore lower sales related costs, as well as a reduction in labor and benefit related costs of $0.7 million and $4.1 million for the three and nine months ended September 30, 2020, respectively, attributable to employee retention credits and subsidies under the CARES Act and CEWS. Absent these benefits, Safety-Kleen SG&A expenses as a percentage of direct revenues for the three and nine months ended September 30, 2020 were relatively consistent with the comparable periods in the prior year.
Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
SG&A expenses	$41,350	$39,412	$1,938	4.9%	$127,193	$124,047	$3,146	2.5%
Corporate Items SG&A expenses for the three months ended September 30, 2020 increased $1.9 million from the comparable period in 2019 due to a $3.3 million change in an environmental remedial liability estimate for an inactive site recorded in the third quarter of 2020 and a $1.6 million increase in stock-based compensation. These increases were partially offset by an overall decrease of $0.8 million in labor and benefits related costs, predominately driven by employee retention credits and subsidies under the CARES Act and CEWS, and a decrease in travel and real estate related expenses of $0.8 million and $0.4 million respectively, due to cost reduction initiatives. The remaining expense reductions offsetting the noted increases were spread across various cost components.
Corporate Items SG&A expenses for the nine months ended September 30, 2020 increased $3.1 million from the comparable period in 2019 primarily due to increased marketing expenses of $3.9 million to expand brand awareness, increased severance costs of $3.4 million and a $3.3 million change in an environmental remedial liability estimate for an inactive site. These increases were partially offset by a $2.1 million reduction in labor costs from employee retention credits and subsidies recorded in 2020 under the CARES Act and CEWS, a $1.9 million decrease in stock-based compensation and decreases in travel and real estate related expenses of $1.4 million and $1.0 million, respectively. The remaining expense reductions offsetting the noted increases were spread across various cost components.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles ("GAAP"). Adjusted EBITDA is not calculated identically by all companies and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our historical credit agreement, may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
Adjusted EBITDA:
Environmental Services	$140,854	$121,658	$19,196	15.8%	$387,851	$329,036	$58,815	17.9%
Safety-Kleen	68,761	81,326	(12,565)	(15.5)	176,498	215,578	(39,080)	(18.1)
Corporate Items	(48,444)	(46,371)	(2,073)	(4.5)	(145,108)	(136,513)	(8,595)	(6.3)
Total	$161,171	$156,613	$4,558	2.9%	$419,241	$408,101	$11,140	2.7%

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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$54,910	$36,369	$95,505	$73,589
Accretion of environmental liabilities	2,822	2,490	8,149	7,624
Depreciation and amortization	74,470	73,756	221,497	223,328
Other (income) expense, net	(2,268)	427	597	(1,992)
Loss on early extinguishment of debt	—	6,119	—	6,119
Loss on sale of businesses	118	—	3,376	—
Interest expense, net of interest income	17,407	19,702	54,848	59,681
Provision for income taxes	13,712	17,750	35,269	39,752
Adjusted EBITDA	$161,171	$156,613	$419,241	$408,101
As a % of Direct revenues	20.7%	17.6%	17.9%	16.1%
Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$64,913	$65,335	$(422)	(0.6)%	$193,935	$196,729	$(2,794)	(1.4)%
Permits and other intangibles amortization	9,557	8,421	1,136	13.5%	27,562	26,599	963	3.6%
Total depreciation and amortization	$74,470	$73,756	$714	1.0%	$221,497	$223,328	$(1,831)	(0.8)%
Depreciation and amortization for the three months ended September 30, 2020 increased due to the acceleration of amortization associated with a landfill permit. Depreciation and amortization for the nine months ended September 30, 2020 decreased from the comparable periods in 2019 primarily due to certain assets becoming fully depreciated.

Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2020 over 2019		September 30,		2020 over 2019
(in thousands, except percentages)	2020	2019	Change	% Change	2020	2019	Change	% Change
Provision for income taxes	$13,712	$17,750	$(4,038)	(22.7)%	$35,269	$39,752	$(4,483)	(11.3)%
The provision for income taxes for the three and nine months ended September 30, 2020 decreased $4.0 million and $4.5 million, respectively, from the comparable periods in 2019, despite an increase in income before provision for income taxes. Our effective tax rate also decreased from 32.8% and 35.1%, respectively for the three and nine months ended September 30, 2019 to 20.0% and 27.0%, respectively for same periods in 2020.
In recent years, we have incurred losses in certain Canadian operations and have not recognized any tax benefits on those losses. In the three and nine months ended September 30, 2020, these Canadian operations were profitable, and we were able to recognize a portion of those unrecorded tax benefits. As a comparison, for the nine months ended September 30, 2019, our tax losses in Canada generated $4.8 million of income tax benefits which we did not recognize in the income tax provision, as compared to taxable income in Canada for the nine months ended September 30, 2020, which resulted in the recognition of $2.9 million in tax benefits. Decreased taxable income in the remainder of our Canadian entities further reduced our provision for income taxes which was partially offset by an increase in taxable income in the United States. The provision for income taxes and the effective tax rate were also impacted by the release of $1.1 million of uncertain tax liabilities in the third quarter of 2020.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash from operating activities	$317,432	$284,675
Net cash used in investing activities	(160,296)	(187,109)
Net cash used in financing activities	(51,975)	(44,132)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2020 was $317.4 million, an increase of $32.8 million from the comparable period in 2019. The increase in operating cash flows from the comparable period of 2019 was most predominantly attributable to deferring the payment of certain payroll taxes amounting to approximately $23.2 million as allowed for under the CARES Act, the refund of $7.7 million associated with prior year amended tax returns previously under audit and the receipt of $10.5 million associated with the CEWS subsidy, partially offset by a $13.6 million increase in interest payments.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $160.3 million, a decrease of $26.8 million from the comparable period in 2019. Net cash used in investing activities decreased most notably due to decreases in cash paid for additions to property, plant and equipment and acquisitions, offset by an increase in cash paid for available-for-sale securities. As noted earlier, in response to the uncertainty surrounding COVID-19, we reduced our 2020 planned capital expenditure spending.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2020 was $52.0 million, compared to $44.1 million for the comparable period in 2019. This increase of $7.8 million was mostly due to an increase in repurchases of common stock of $23.2 million, partially offset by a decrease in deferred financing costs and premium paid related to the 2019 refinancing of long term debt. For additional information regarding our financing activities, see Note 11, "Financing Arrangements," to the accompanying unaudited consolidated financial statements.
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
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash from operating activities	$317,432	$284,675
Additions to property, plant and equipment	(150,357)	(174,533)
Purchase and capital improvements of corporate headquarters	21,080	—
Proceeds from sale and disposal of fixed assets	7,307	8,948
Adjusted free cash flow	$195,462	$119,090
Working Capital
At September 30, 2020, cash and cash equivalents and marketable securities totaled $532.3 million, compared to $414.4 million at December 31, 2019. At September 30, 2020, cash and cash equivalents held by our foreign subsidiaries totaled $113.8 million and were readily convertible into other currencies including U.S. dollars. At September 30, 2020, the cash and cash equivalents and marketable securities balance for our U.S. operations was $418.6 million, and our U.S. operations had net operating cash flows of $256.1 million for the nine months ended September 30, 2020. Additionally, we have a $400.0 million revolving credit facility of which approximately $249.1 million was available to borrow at September 30, 2020. Based on the above and on our current plans, we believe that our operations have and will continue to have adequate financial resources to satisfy current liquidity needs.
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and internal investing cash needs as well as any cash needs relating to our stock repurchase program. Furthermore, our existing cash balance and the availability of borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Financing Arrangements
Financing arrangements are discussed in Note 11, “Financing Arrangements,” to our unaudited consolidated financial statements included in this report. As discussed therein, the Company maintains a $400.0 million revolving credit facility, the expiration of which has been extended from November 1, 2021 to October 28, 2025 through an amended and restated credit facility executed on October 28, 2020. The Company had approximately $249.1 million available to borrow and outstanding letters of credit were $123.5 million at September 30, 2020. At December 31, 2019, approximately $229.2 million was available to borrow and outstanding letters of credit were $146.9 million. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of September 30, 2020, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three and nine months ended September 30, 2020, the Company repurchased and retired a total of approximately 0.4 million and 0.7 million shares, respectively, of the Company's common stock for total costs of approximately $22.2 million and $39.5 million, respectively. During the three and nine months ended September 30, 2019, the Company repurchased and retired a total of approximately 0.1 million and 0.2 million shares, respectively, of the Company's common stock for total costs of approximately $5.1 million and $16.4 million, respectively.

Through September 30, 2020, the Company has repurchased and retired a total of approximately 6.6 million shares of its common stock for approximately $354.9 million under this program. As of September 30, 2020, an additional $245.1 million remained available for repurchase of shares under this program.
Environmental Liabilities

(in thousands, except percentages)	September 30, 2020	December 31, 2019	Change	% Change
Closure and post-closure liabilities	$84,216	$75,651	$8,565	11.3%
Remedial liabilities	115,567	114,173	1,394	1.2
Total environmental liabilities	$199,783	$189,824	$9,959	5.2%
Total environmental liabilities as of September 30, 2020 were $199.8 million, an increase of $10.0 million compared to December 31, 2019. This increase was primarily due to accretion of $8.1 million, a $4.5 million increase in the closure and post-closure liabilities associated with one commercial landfill for which the Company has initiated closure plans and increases to remedial liabilities of $3.3 million and $1.8 million for an inactive site and Superfund site, respectively, resulting from receiving updated regulatory remediation requirements. These increases were partially offset by expenditures of $8.8 million.
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
Capital Expenditures
Capital expenditures in the first nine months of 2020 were $150.4 million as compared to $174.5 million in the same period of 2019. The decrease was primarily due to planned reductions in spending in response to the uncertainty surrounding COVID-19 offset by the purchase of our corporate headquarters in January 2020. We anticipate that 2020 capital spending, net of disposals, will be in the range of $176.0 million to $196.0 million, inclusive of the $21.1 million already spent on the purchase and capital improvements of our corporate headquarters. However, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first nine months of 2020 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. As of September 30, 2020 and December 31, 2019, we continue to have four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Safety-Kleen Oil and Safety-Kleen Environmental Services.
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

During the three month periods ended March 31, 2020, June 30, 2020 and September 30, 2020, we considered the actual and expected future impacts of COVID-19 and the overall decline in oil demand and pricing, partially driven by the global response to COVID-19, and concluded that no triggering event had occurred. This conclusion was based on a qualitative analysis incorporating (i) the significant excess fair value that previously existed in each reporting unit, (ii) an assessment of the actual operations of the Company during the nine months ended September 30, 2020 and (iii) an assessment of the current and long-term performance of the Company given expectations that the effects on the operations and cash flows of each reporting unit arising from these disruptions will be short lived.
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
Our assumptions with respect to future cash flows and conclusions with respect to asset impairments could be impacted by changes arising from (i) a further significant deterioration in market conditions arising from COVID-19, (ii) a sustained period of economic and industrial slowdowns resulting from social distancing guidelines and/or larger scale economic shutdowns, (iii) continued reduced demand for base and blended oil products and an inability to price our oil related products and services to maintain profitability, (iv) inability to scale our operations and implement cost reduction efforts in light of reduced demand or (v) a further decline in our share price for a sustained period of time. These factors, among others, could significantly impact the impairment analysis and may result in future goodwill or asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the draw down on March 31, 2020, of $150.0 million from our available borrowings under our revolving credit facility, which had been repaid in full as of September 30, 2020, there were no material changes in the first nine months of 2020 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, and some continue to work remotely through September 30, 2020. These changes to the working environment did not have a material effect on the Company’s internal control over financial reporting. We will continue to monitor the impact of COVID-19 on our internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
Except as set forth below, during the nine months ended September 30, 2020, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than the update described below.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2020 through July 31, 2020	12,352	$58.30	—	$267,346
August 1, 2020 through August 31, 2020	41,562	62.26	38,316	264,952
September 1, 2020 through September 30, 2020	365,614	54.43	363,977	245,149
Total	419,528	55.32	402,293
________________
(1)    Includes 17,235 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. During April 2018, we implemented a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. On March 19, 2020, we cancelled this Rule 10b5-1 plan. All future repurchases will be made in the open market or privately negotiated transactions as described above or upon the execution of a new Rule 10b5-1 plan, if implemented. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	November 4, 2020

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	November 4, 2020