Form 10-K
period 2020-12-31
CLEAN HARBORS INC
filed 2021-02-24
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
On June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $3.1 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 17, 2021, there were outstanding 54,796,559 shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2021 annual meeting of stockholders (which will be filed with the Commission not later than April 23, 2021) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2020

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, the risks and uncertainties surrounding the coronavirus pandemic and the related impact on our business, and those items identified in this report under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis on Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in the other documents which we file from time to time with the Securities and Exchange Commission ("SEC"), including Clean Harbors' quarterly reports on Form 10-Q to be filed during 2021.
PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc. and its subsidiaries (collectively, "we," "Clean Harbors" or the "Company") is a leading provider of environmental and industrial services throughout North America. We are also the largest re-refiner and recycler of used oil in North America and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America. Everywhere industry meets the environment, we strive to provide eco-friendly products and services that protect and restore North America's natural environment. One of our primary goals as a Company is supporting our customers in providing environmentally responsible solutions to further their sustainability goals in today's world.
We have two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen segment.
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of through our incinerators, treatment, storage and disposal facilities ("TSDFs") and landfills, as well as utilization of such incinerators, labor and billable hours and equipment among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters or other events where immediate and specialized services are required. As a result of the recent coronavirus ("COVID-19") pandemic, the business has also seen increased demand for contagion disinfection, decontamination and disposal response services.
•Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service and product offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vac services, used motor oil collection and contract blending and packaging services. Key performance indicators tracked by the Company relative to these services include the number of parts washers placed and services performed and pricing and volume of used motor oil and waste collected. Results from these services are primarily driven by the overall number of parts washers placed and services performed at customer sites and volumes of waste collected, as well as the demand for and frequency of other offered services. These factors can be impacted by overall economic conditions in the marketplace, especially in the automotive and manufacturing related areas. Both the overall market price of oil and regulations that change the number of potential outlets for used motor oil, including the International Maritime Organization's 2020 regulation, impact the premium the segment can charge for used motor oil collections. In addition to its core service offerings, Safety-Kleen also offers high quality, eco-friendly recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Other product offerings include automotive related fluids and shop supplies. Relative to its oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with this commodity driven marketplace. The segment’s revenues are significantly impacted by overall market pricing and product mix associated with base and blended oil products. The segment's results are impacted by the Company's ability to manage the pricing for used oil collections with the overall market pricing for base and blended oil products. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also fluctuate. Our OilPlus® closed loop initiative, which results in the sale of our renewable oil products directly to our end customers, may also be impacted by changes in customer demand for high-quality, environmentally responsible recycled oil.
Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal executive offices are located in Norwell, Massachusetts. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our board committees and our code of ethics for members of the board of directors, our chief executive officer and our other senior officers are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. We have published our inaugural Corporate Sustainability Report, which is available at the Investor Relations section of our website under "ESG". Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report on Form 10-K.
Health and Safety
Health and Safety is our #1 core value. Employees at all levels of our Company share this philosophy and are committed to ensuring our safety goals are met. Our commitment to health and safety benefits all of our stakeholders including our employees, our customers, the community and the environment. We finished the eighth year of our Safety Starts with Me: Live It 3-6-5 program, which is a key component in our overall safety approach. This program, along with other targeted safety programs, have enabled us to maintain better safety metrics as compared to the years prior to their implementation. Our key safety metrics are Total Recordable Incident Rate, or "TRIR" and Days Away, Restricted Activity and Transfer Rate, or "DART". For the year ended December 31, 2020, our Company wide TRIR and DART were 1.15 and 0.72, respectively.
In order to protect our employees, lower our incident rates and satisfy our customers' demands to retain the best service providers with the lowest TRIR and DART rates, we are fully committed to continuously improving our health and safety performance through ongoing safety initiatives and training as well as technological solutions aimed at keeping all of our employees safe. All employees recognize the importance of protecting themselves, their fellow employees, their customers and all those around them from harm. Our commitment is supported by the Safety Starts with Me: Live It 3-6-5 program, which includes three Safety philosophies, six Golden Rules of Safety and each employee’s five personal reasons why they choose to be safe at work, on the road and at home.
Our commitment to ensuring the health and safety of our employees was paramount in 2020 when reacting to COVID-19's impact on our Company and our employees. For more detailed discussion on our corporate response to the COVID-19 pandemic, including our commitment to the health and safety of our employees, refer to "Impacts of COVID-19" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.
Compliance
We regard compliance with applicable regulations as a critical component of our overall operations. We strive to maintain the highest professional standards in our compliance activities. Our compliance staff is responsible for the facilities' permitting and regulatory compliance, compliance training, transportation compliance and related record keeping. To ensure the effectiveness of our regulatory compliance program, our compliance staff monitors our facilities.
Our facilities are frequently inspected and audited by regulatory agencies, as well as by customers. Although our facilities have been cited on occasion for regulatory violations, we believe that each of our facilities is currently in substantial compliance with applicable permit requirements. We also perform periodic audits and inspections of the disposal facilities we utilize which are owned by other companies.

Strategy
Our strategy is to develop and maintain ongoing relationships with a diversified group of customers that have recurring needs for our products and services. We seek to expand market awareness of the breadth of our service offerings to current and future customers through targeted marketing opportunities. We strive to be recognized as the premier supplier of a broad range of value-added environmental services based upon quality, responsiveness, customer service, information technologies and cost effectiveness. We aim to be a resource for our customers everywhere that industry meets the environment.
The principal elements of our business strategy in no particular order are:
•Cross-Sell Across Businesses - We believe the breadth of our service offerings allows us to provide additional services to existing and new customers in order to continually satisfy our customers environmental and sustainability objectives. We believe we can provide industrial and field services to customers that traditionally have only used our technical services and provide technical services to customers that use our industrial services. At the same time, there are a variety of cross-selling opportunities between our Environmental Services and Safety-Kleen segments. Reflecting this strategy, we have been successfully cross-selling our Environmental Services waste disposal services to our Safety-Kleen customers and cross-selling the products and services of Safety-Kleen, such as parts washers, various recycling services, cleaning products, and our OilPlus® products through our closed loop initiative, to Environmental Services customers. We believe leveraging our ability to cross-sell across our segments will drive additional revenue for our Company.
•Capture Large-Scale Projects - We provide turnkey offsite transportation and landfill or incineration disposal services for soil and other contaminated materials generated from remediation activities. We also assist remediation contractors and project managers with support services including groundwater disposal, waste disposal, roll-off container management and many other related services. We believe this will drive incremental waste volume to our existing facilities, thereby increasing utilization and enhancing overall profitability.
•Expand Throughput Capacity of Existing Facilities - We operate and have made substantial investments in an extensive network of hazardous waste management facilities and oil re-refineries, which provide us with significant operating leverage as volumes increase. In addition, there are opportunities to expand waste handling capacity or waste oil processing at these facilities by modifying the terms of the existing permits and by adding equipment and new technology. Through selected permit modifications, we can expand the range of treatment services offered to our customers without the significant capital investment necessary to acquire or build new waste management facilities.
•Execute Strategic Acquisitions and Divestitures - We actively pursue selective acquisitions with certain services or market sectors where we believe the acquisitions can enhance and expand our business. We believe that we can expand existing services through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share. In order to maximize synergies, we rapidly integrate our acquisitions into our existing processes. To complement our acquisition strategy, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we divest certain non-core businesses and reallocate our resources to businesses that we believe better align with our long-term strategic direction. For additional information on our acquisitions and divestitures, see "Acquisitions and Divestitures" below.
•Focus on Cost, Pricing and Productivity Initiatives - We continually seek to increase efficiency, reduce costs through enhanced technology, process improvements and strategic expense management and price our goods and services competitively. For instance, in 2020, we successfully undertook site consolidations and increased leverage of our employee and asset bases to reduce subcontractor, transportation and equipment rental costs. Additionally, we seek to identify areas in our business where strategic investments in automation, process improvements, tools and employees can serve to increase productivity, efficiency and safety compliance.
•Expand Geographic Coverage of Service Offerings - We believe our Environmental Services and Safety-Kleen segments have a competitive advantage due to their vast network of locations across North America, particularly in areas where we maintain service locations at or near a TSDF. By opening additional service locations in strategic locations, we believe that we can increase our market share within these segments, which will drive additional waste into our network of facilities and increase overall profitability. In addition, our management team continues to assess the competitive landscape in order to identify new business opportunities.
Acquisitions and Divestitures
Acquisitions are an element of our business strategy that involve expansion through the purchase of businesses that complement our existing Company and create opportunities for profitable growth.

In 2020, we acquired a privately-owned business for a purchase price of $8.8 million. The acquisition expands the Safety-Kleen segment's oil re-refining operations to the northeast United States.
In 2019, we acquired two privately-owned businesses for a combined purchase price of $25.2 million. One acquisition expands the environmental services and hazardous materials management services of the Environmental Services segment while the second complements the Safety-Kleen segment's core service offerings, such as used motor oil collection, parts washers, oil filter recycling and vacuum services.
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
For additional information relating to our acquisition activities during 2020, 2019 and 2018, see Note 4, "Business Combinations," to our consolidated financial statements included in Item 8 of this report.
Other business transactions include divestitures based on our ongoing review of portfolio assets to determine the extent to which they are contributing to our objectives and growth strategy.
Protecting the Environment and Sustainability
Clean Harbors recognizes that sustainability stewardship is a core aspect of our brand and an important part of our responsibility in protecting generations to come through balancing environmental, economic and social concerns. Sustainability is not only about doing less to harm the earth or consuming less resources, it is also about doing more good and minimizing the cumulative impact of other companies. Our core business is to provide industry, government and the public a wide range of sustainable solutions that protect and restore North America's natural environment. Our sustainability program expands our commitment beyond our services and products to include our operations, employees and community. The program focuses on the following key strategies:
Health and Safety
As noted above, Health and Safety is our #1 core value and as such is at the forefront of our sustainability program. Safety is not just the hallmark of our Company but is also at the heart of what we provide to customers. Our programs and procedures focus on delivering services with unparalleled safety to our employees, our customers, local communities and other key stakeholders. Eight of our U.S. sites have been recognized by the U.S. Occupational Safety & Health Administration’s Voluntary Protection Program ("VPP") for their effective safety management systems and low injury and illness rates. To put that in context, only approximately 2,100 workplaces in the U.S. have earned VPP recognition.
Human Rights
We are committed to fundamental human rights principles. Respect for human rights is essential to our interactions with employees, customers, shareholders and the public at large. In 2020, we published a comprehensive Human Rights Policy to formalize the standards to which we hold ourselves and others accountable.
Operations/ Customer Solutions
Technologies and operational improvements have allowed Clean Harbors to develop initiatives that focus on minimizing the Company’s and our customers’ impact on the environment. As a leading provider of environmental and industrial services throughout North America, we help our customers prevent the release of chemicals and hazardous waste streams into the environment. We also are the leading service provider in the recovery and decontamination of pollutants that have been released. This includes the safe destruction or disposal of hazardous materials in a manner that ensures these materials are no longer a danger to the environment. As an example, to provide an efficient and safe alternative for hazardous waste disposal, Clean Harbors developed and built an incinerator at our El Dorado facility which uses world-class air emissions control technology that meets the most stringent emissions standards under the U.S. Clean Air Act.
When providing these services, we are committed to the recycling, reuse and reclamation of these waste streams whenever possible using a variety of methods more fully explained below in the sections describing our general operations. Many of our branded services exemplify our commitment to sustainability and providing environmental solutions to the marketplace. Where possible, liquids such as solvents, chemicals and used oil are continuously recycled to industry standards and made into useful products. Tolling programs provide a closed-loop process in which the customer’s spent solvents are recycled to precise specifications and returned directly to the customer.

Our Safety-Kleen OilPlus® Program, unique to the oil industry, is designed to help companies manage their oil needs in a more sustainable way. By collecting used motor oil from customers and delivering new re-refined oil products, customers are implementing a closed-loop process for sustainability in the oil industry. We deploy our fleet of trucks, tankers, rail-cars and barges to collect used oil. In 2020, we gathered nearly 200 million gallons of used oil in North America and our state-of-the-art processes enable us to fully realize oils' remarkable capacity to be recycled, re-refined and reused. Our plants have re-refined more than 3.9 billion gallons of used oil since their opening, allowing such oils to have a second life as high quality recycled lubricants and avoiding more than an estimated 30.3 million metric tons of greenhouse gases.
Clean Harbors instills sustainability within its operations through continuous improvements and well-defined strategic initiatives that show the highest positive impact on the environment, the communities and the economy in which we work and live. Our assets represent one of our largest opportunities to apply environmentally sustainable business practices. Our Asset Refurbishment Program is a comprehensive effort to rebuild key vehicles to "like new" quality while reusing or recycling as much of the material as possible. Our goal is to refurbish approximately 100 highly technical vehicles used in our operations, like vacuum trucks, industrial air movers and waste oil trucks, every year. Similarly, we refurbish and place back into service thousands of parts washers and parts washer components each year, allowing us to extend the life of our parts washers and avoid disposing of over 500 tons of metals and plastics annually.
Environmental Commitment
One of the Company’s sustainability goals is to contribute to a cleaner environment by maximizing energy and water conservation across the organization. Energy usage at our facilities is the focus of our Facility Energy Conservation program, which provides ongoing oversight and recommendations to our facilities to help support their electricity management efforts. We continue to evaluate solar energy as a viable option for our facilities and have built solar arrays at select sites for their ongoing energy needs.
Clean Harbors makes fleet energy management a key focus, beginning with ongoing routing reviews by our logistics team to reduce total miles driven. We also evaluate options for reducing fuel costs including routine use of rail and barge transportation, implementation of alternative fuel vehicles and using our Performance Plus® and EcoPower® re-refined engine oils throughout our fleet. Clean Harbors is constantly upgrading our truck fleet with the most fuel-efficient systems and parts and has also designed custom, multi-compartment trucks that can be used to collect and deliver oil at the same time, decreasing fuel consumption.
As part of our commitment to protecting the environment, we have made the conscious decision to reduce our water usage. In 2021, we plan to implement a process to obtain a baseline of water usage so that we may make quantifiable reductions in the future.
Supply Chain
We believe in holding ourselves to high standards for sustainability and human rights practices and have taken efforts to drive sustainable practices through rigorous supply chain oversight. We monitor for practices that are not in line with our corporate vision and work to drive change. Our Vendor Code of Conduct establishes the minimum standards that must be met by all vendors regarding treatment of workers, safety, environmental impact and ethical business practices.
Community Engagement
Clean Harbors believes that by staying engaged with our customers, communities and other stakeholders, we can contribute to the long-term health of the environment, society and the economy. We are dedicated to being a good neighbor in the communities in which we work. When warranted, we utilize formal reporting platforms to inform customers and other stakeholders of our sustainability efforts, including CDP, EcoVadis and SP Global, among others.
We develop partnerships with key environmental programs to build awareness, while fostering more sustainable business practices. One of our most highly visible public programs for various government and community entities is known as our Home Hazardous Waste service line. Communities trust us to collect paints, solvents, batteries, fluorescent lamps, pesticides, cleaners and other hazardous materials that otherwise might be improperly disposed of or become dangerous to the communities where they are stored.
Our commitment and our business go hand in hand as we work to provide services and products that complement our customers' sustainability plans and hold ourselves and others accountable to environmental, social and corporate governance standards and best practices.

Competitive Strengths
•Leading Provider of Environmental and Industrial Services - We are a leading provider of environmental and industrial services. We own nine commercial hazardous waste incinerators, making us the largest operator of such facilities in North America. We are also one of the few industrial services companies with national footprints in both the U.S. and Canada. We provide multi-faceted, high-quality services to a broad mix of customers. Our vast capabilities, valuable and unique assets and breadth of services as well as our overall size, scale and geographic locations help us attract customers and provide environmentally responsible solutions.
•Integrated Network of Assets - We believe we operate, in the aggregate, the largest number of commercial hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. Our broad service network enables us to effectively handle a waste stream from its origin through disposal and to efficiently internalize our waste streams to reduce costs. Our size allows us to leverage our network and increase our profit margins as we can internalize a greater volume of waste in our incinerators, landfills and other disposal facilities. Furthermore, these assets are very difficult to duplicate because, in addition to sizable required capital investments, significant permitting and regulatory approvals would need to be obtained in order for new commercial waste disposal sites to come on-line. As such, these high barriers of entry provide increased value to our network.
•Comprehensive Service Capabilities - Our comprehensive service offerings allow us to act as a full-service provider to our customers. Our breadth of service offerings creates incremental revenue growth as customers seek to minimize the number of outside vendors utilized and demand "one-stop-shop" service providers.
•Largest Collector and Recycler of Used Motor Oil - As the largest re-refiner and recycler of used oil in North America, during 2019 and 2020, we returned approximately 191 million and 166 million gallons, respectively, of new re-refined oil, lubricants and byproducts back into the marketplace. In 2019 and 2020, our re-refining process eliminated more than an estimated 2.0 million and 1.7 million metric tons, respectively, of greenhouse gas ("GHG"). For 2020 alone, the estimated GHG's eliminated as a result of our re-refining process has the net carbon benefit equivalent to growing approximately 30 million trees for 10 years in an urban environment or taking over 387,000 passenger cars off the road for one year.
•Effective Cost Management - Our significant scale allows us to maintain low costs through standardized compliance procedures, significant purchasing power, leveraging our investment in technology and our ability to efficiently utilize logistics and transportation to economically direct waste streams to the most efficient facility. We also have the ability to use internal resources to transport and process the substantial majority of all hazardous waste that we manage for our customers. As evidenced in our 2020 results, we reduced subcontractor, outside transportation and third-party disposal costs by leveraging our employee and asset bases. In addition, our Safety-Kleen results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products. We charge fees related to our used oil collection services which allow us to effectively manage the profit spreads inherent in our Safety-Kleen business.
•Large and Diversified Customer Base - Our customers range from small companies to Fortune 500 companies and include public and private entities that span multiple industries and business types, including government entities. This diversification limits our credit exposure to any one customer and potential cyclicality in any one industry. As a percentage of our 2020 revenues, the top ten industries we serviced totaled approximately 76% of 2020 revenues and included general manufacturing (17%), chemical (15%), automotive (9%), refineries (8%), base and blended oils (6%), government (5%), transportation (5%), utilities (4%), brokers (4%) and construction (3%).
•Stable and Recurring Revenue Base - We have long-standing relationships with our large customers, many of whom have worked with our Company for decades. Our diversified customer base provides stable and recurring revenues, as a significant portion of our revenues are derived from previously served customers with recurring needs for our services. In addition, there can be a financial burden that accompanies switching hazardous waste disposal providers due to customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their hazardous waste is shipped in order to reduce potential liability under United States and Canadian environmental laws and regulations. We have been selected as an approved vendor by large and small generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal and hazardous waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis.
•Regulatory Compliance - We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.
•Proven and Experienced Management Team - Our executive management team provides depth and continuity. Our executive officers collectively have over 200 years of experience and expertise in the environmental and industrial services industries. Our Chief Executive Officer founded our Company in 1980 and, since the Company's formation, has served as both the Chief Executive Officer and Chairman of the Board.
Operations
Environmental Services
Our Environmental Services business offers an array of services to customers. We collect, transport, treat and dispose of hazardous and non-hazardous waste, including resource recovery, physical treatment, fuel blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management and CleanPack® services. Our CleanPack® services include the collection, identification, categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous waste. We also perform a wide range of industrial maintenance and specialty industrial services and utilize specialty equipment and resources to perform field services at any chosen location on a planned or emergency response basis. All of these services are designed to protect the environment and address environmental related challenges through the use of innovation and the latest technologies. We provide customers with sustainable solutions that seek to recycle waste materials whenever possible.
Technical Services.    We provide technical services through a network of service centers from which a fleet of vehicles are dispatched to pick up customers' waste either on a predetermined schedule or on demand, and to deliver the waste to permitted facilities, which are usually Company-owned. Our service centers can also dispatch chemists to a customer location for collection of chemical and laboratory waste for disposal. InSite Service® offerings is a branded on-site/in-plant service delivery program through which we offer a full range of environmental, industrial and waste management services. This signature program is built on safety, quality, efficiency and integrity, and has been offered by Clean Harbors for more than 25 years. By leveraging Clean Harbors' expertise and capabilities, our on-site staff are dedicated to developing the safest, most cost-effective and sustainable solutions to service customers’ needs.
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
Incineration.    Incineration is the preferred method for the treatment of organic hazardous waste because it effectively destroys the contaminants at high temperatures. High temperature incineration efficiently eliminates organic waste such as herbicides, halogenated solvents, pesticides and pharmaceutical and refinery waste, regardless of form as gas, liquid, sludge or solid. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic waste.

As of December 31, 2020, we had nine active incinerators operating in five incinerator facilities that offer a wide range of technological capabilities to customers. In the United States, we operate a fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual practical capacity of 58,808 tons and three solids and liquids capable incinerator facilities with a combined estimated annual practical capacity of 377,387 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual practical capacity of 125,526 tons.
Our incinerator facilities in Kimball, Nebraska; Deer Park, Texas; El Dorado, Arkansas; and Aragonite, Utah, are designed to process liquid organic waste, sludge, solids, soil and debris. Our Deer Park facility has two kilns and a rotary reactor. Our El Dorado facility specializes in the treatment of bulk and containerized hazardous liquids, solids and sludge, and has a hazardous waste incinerator which specializes in high-temperature incineration of regulated waste such as industrial and laboratory chemicals, manufacturing byproducts, fertilizers and other solid and liquid materials that would otherwise be hazardous to the environment and public health if not properly managed. Our facilities in Kimball and Deer Park also have on-site landfills for the disposal of ash produced as a result of the incineration process.
Our incinerator facility in Lambton, Ontario, is a liquid injection incinerator designed primarily for the destruction of liquid organic waste. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid waste not amenable to conventional physical or chemical waste treatment.
Landfills.    Landfills are primarily used for disposal of inorganic waste. In the United States and Canada, we operate seven commercial landfills, six of which are designed and permitted for disposal of hazardous waste and one which is operated for non-hazardous industrial waste disposal. Of our six hazardous waste commercial landfills, four are located in the United States and two are located in Canada. Our non-hazardous landfill is located in the United States. In addition to our seven commercial landfills, we also own and operate, as described above, two non-commercial landfills that only accept waste from our on-site incinerators.
As of December 31, 2020, the useful economic lives of our six commercial hazardous waste landfills included approximately 21.1 million cubic yards of remaining capacity. We estimate the useful economic lives of landfills to include permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic life of these landfills, there are approximately 31.9 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this additional capacity will be permitted. As of December 31, 2020, the useful economic life of our non-hazardous industrial landfill included 3.4 million cubic yards of remaining permitted capacity. This facility is located in the United States and has been issued operating permits under Subtitle D of RCRA. Our non-hazardous landfill facility is permitted to accept commercial industrial waste, including waste from demolition and construction.
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
Field and Emergency Response Services.    Our crews and equipment are dispatched on a planned or emergency basis and perform services such as confined space entry for tank cleaning, site disinfecting, decontamination and disposal, including such work for COVID-19 decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer, scarifying and media blasting, vacuum services and water treatment services.
We are also a leader in providing response services for environmental emergencies of any scale from man-made disasters such as oil spills and natural disasters such as hurricanes.
Industrial Services and Other.    We perform industrial maintenance services and specialty industrial services at refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing and power generation facilities. We provide these services throughout North America.
Our crews handle as-needed in-plant services to support ongoing in-plant cleaning and maintenance services, including liquid/dry vacuum, hydro-blasting, dewatering and materials processing, water and chemical hauling and steam cleaning. We provide a variety of specialized industrial services including plant outage and turnaround services, decoking and pigging, chemical cleaning, high and ultra-high pressure water cleaning, pipeline inspection and coating services and large tank and surface impoundment cleaning. We provide daylighting services which, through the use of specialized hydro vac equipment, deliver safer, cleaner and more precise hydro excavation services to safely uncover highly sensitive underground targets. Our crews also handle oilfield transport and production services supporting drilling, production and completion programs and upstream energy services, such as exploration and drilling for industrial oil and gas customers.
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
Utilizing used oil collected by Safety-Kleen branches, we manufacture, formulate, package, distribute and market high-quality lubricants. We offer these products direct to business end-users and customers that can in turn market to retailers and end-users. The used oil collected by Safety-Kleen's branch network is processed or re-refined to convert into a variety of products, mostly base and blended lubricating oils, and much smaller quantities of asphalt-like material, glycols and fuels. As the largest re-refiner of used oil in North America, we can process the used oil collected through our seven re-refineries located in East Chicago, Indiana; Newark, California; Wichita, Kansas; Tacoma, Washington; Fallon, Nevada; Rollinsford, New Hampshire; and Breslau, Ontario. In 2020, in order to respond to the reduced availability of used motor oils and reduced demand for base and blended oil products stemming from the COVID-19 pandemic, we temporarily shuttered nearly half of the total production capacity of these re-refineries. By the end of 2020, our re-refinery production capacity had returned to mid-2019 levels.
One of the primary goals of our Safety-Kleen business is to produce and sell high-quality eco-friendly blended oils, which are created by combining our re-refined base and other base oils with performance additives in accordance with our proprietary formulations and American Petroleum Institute licenses. Our Performance Plus® and EcoPower® family of products are sold to on- and off-road corporate fleets, government entities, automotive service shops and industrial plants, which are serviced through our internal distribution network, as well as an extensive United States and Canada-wide independent distributor network. We also sell unbranded blended oils to distributors that resell them under their private label brands. Our OilPlus® program consists of selling our renewable oil products directly to our end customers. We sell the base oil that we do not blend and sell ourselves to independent blenders/packagers that use it to blend their own branded or private label oils. With nearly 200 million gallons of used oil processed annually, we were able to return approximately 166 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace in 2020. We believe our position as the largest collector and re-refiner of used oil in North America, along with our vast service and distributions network, provide a distinct competitive advantage in our ability to provide our customers with collection and oil distribution services through our OilPlus® closed loop program.
Seasonality
Our operations may be affected by seasonal fluctuations primarily due to weather and budgetary cycles influencing the timing of customers' spending for products and services. Typically during the first and fourth quarters of each year there is less demand for our products, oil collection, recycling services and environmental services due to lower customer activity levels resulting from the cold weather, particularly in Canada and the northern and midwestern regions of the United States. As a result, reduced volumes of waste are received at our facilities, higher operating costs are realized due to sub-freezing weather and high levels of snowfall and lower volumes of used oil are generated for our collection. Customer factory closings for year-end holidays also contribute to reduced waste volumes in our network of facilities during this time.

Geographical Information
For the year ended December 31, 2020, we generated $2,706.9 million or 86.1% of our direct revenues in the United States and $437.2 million or 13.9% of our direct revenues in Canada. For the year ended December 31, 2019, we generated $2,863.5 million or 83.9% of our direct revenues in the United States and $548.6 million or 16.1% of our direct revenues in Canada. For additional information about the geographical areas from which our direct revenues are derived and in which our assets are located, see Note 3, "Revenues," and Note 19, "Segment Reporting," respectively, to our consolidated financial statements included in Item 8 of this report.
Competitive Markets
Due to the variety of services and products offered, the Company faces competition from companies in various industries, though no one competitor directly competes with our full suite of offerings. Sources of competition vary by locality and by type of service rendered, with competition coming from national and regional industrial and automotive waste services companies and hundreds of privately-owned firms. Veolia North America, US Ecology, Inc., Harsco Corporation, Stericycle, Inc. and Heritage-Crystal Clean are the principal national firms with which we compete. Each of these competitors is able to provide one or more of the environmental services we offer.
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
•For our landfill and waste services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe the availability of skilled, technical and professional personnel, quality of performance, diversity of services, safety record, quality of assets and use of current technologies, as well as price, are the key competitive factors in this service industry.
•For our industrial, field and emergency response services, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer industrial services. Envirosystems and HydroChemPSC in the United States, and CEDA International Corporation and Tervita in Canada, are the principal national firms with which we compete for this work. Each of these competitors is able to provide one or more of the industrial and field services we offer. We believe the availability of specialized equipment and latest technologies, skilled, technical, and professional personnel, quality of performance, diversity of services, safety record and price are the key competitive factors in this industry.
For our Safety-Kleen segment, competitors vary by locality and by type of services rendered, with competition coming from Heritage-Crystal Clean, along with several regional and local firms. We believe that geographic coverage, pricing and breadth of services and products are key competitive factors in this industry. With our Safety-Kleen Oil Plus® closed loop offering, we are competing in certain markets with other North American lubricant distributors.
The principal methods of competition for all of our services and products are quality, price, reliability of service rendered or products sold and technical proficiency. We believe that we offer a more comprehensive range of environmental and industrial services than our competitors in major portions of the United States and Canada.
Human Capital
As of December 31, 2020, we employed approximately 13,500 active full-time employees, of which 920 in the United States and 540 in Canada were represented by labor unions. In response to the needs of our business, we also employ temporary and part time employees. As of December 31, 2020, the total of all active employees was nearly 14,000.
Our human capital objectives focus on the health and safety of our employees, employee development and training and compensation and benefits. Key metrics that management uses to measure these objectives include TRIR and voluntary turnover rates, both of which are monitored at all levels of the organization. We believe that our relationship with our employees is positive and we engage with our employees through an annual employee engagement survey, and other mechanisms, to continue the development of these relationships. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and trained environmental, health and safety staff. We continually strive to invest in our employees through training programs as well as competitive compensation and benefit programs, including matching employee contributions towards retirement savings plans and covering annual healthcare cost increases.
Resources
We have invested significantly in the development of proprietary technologies and also to establish and maintain an extensive knowledge of leading technologies. We incorporate these technologies into the services we offer and provide to our customers. For example, our internally developed proprietary software system, Waste Information Network, electronically tracks each step taken by any particular load of waste in our business.
As of December 31, 2020, we held a total of 26 U.S. and 8 foreign issued or granted patents (which will expire between 2021 and 2031), two foreign pending patent applications and 91 U.S. and 59 foreign trademark registrations. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
We must obtain and maintain permits and licenses for transportation and industrial needs in both Environmental Services and Safety-Kleen. We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. These permits and licenses are material to our business operations. Such permits are difficult to obtain and, in many instances, extensive studies, tests and public hearings are required before the approvals can be issued. Our compliance programs are paramount in maintaining these permits and licenses as well.
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
Insurance and Financial Assurance
Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third-party liability. We maintain a casualty insurance program providing coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $105.0 million, $102.0 million and $102.0 million, respectively, per year, subject to retentions of $1.0 million for employers' liability in the United States and $2.0 million (CAD) in Canada and $2.0 million per occurrence for auto and commercial general liability. Our auto and commercial general liability umbrella policy includes a $5.0 million annual aggregate self-insured corridor retention as well. We also have workers' compensation insurance with limits established by state statutes.
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
We maintain property insurance on our physical locations valued in excess of $10.0 million covering direct physical damage. We consolidated the insurance on these locations and this policy has a $10.0 million aggregate deductible. We are self-insured for locations not specifically listed on this policy.

Our international operations are insured under locally placed insurance policies that are compulsory in a specific country. In addition, we have a global foreign liability policy that will provide excess and difference in condition coverage in international countries.
Under our insurance programs, coverage is obtained for catastrophic exposures, cyber security as well as those risks required to be insured by law or contract. It is our policy to retain a significant portion of certain expected losses related primarily to employee benefits, workers' compensation, commercial general and vehicle liability. Provisions for losses expected under these programs are recorded based upon our estimates of the actuarially determined value of the aggregate liability for claims. We believe that policy cancellation terms are similar to those of companies in other industries.
Operators of hazardous waste handling and certain other permitted facilities are required by federal, state, provincial and local regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2020, our total estimated closure and post-closure costs requiring financial assurance by regulators were $491.6 million for our U.S. facilities and $58.2 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds and insurance from qualified insurance companies.
Government Regulations
While our business has benefited substantially from increased government regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself is the subject of extensive and evolving regulation by federal, state, provincial and local authorities. As noted above, we are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. We have acquired all material operating permits and approvals now required for the current operation of our business and have applied for, or are in the process of applying for, all permits and approvals needed in connection with planned expansion or modifications of our operations.
We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. We cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect our operations.
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
The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It provides for immediate EPA coordinated response and removal actions for hazardous substances released into the environment. It also authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability to the parties involved in the generation, transportation and disposal of hazardous substances for the cost of these responses and for the cost of damages to natural resources. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report for a description of the principal such proceedings in which we are now involved.

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
Other Regulation Impacting the US Operations
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
Some states classify as hazardous certain wastes that are not regulated under RCRA. For example, Massachusetts and California consider used oil as "hazardous waste" while RCRA does not. Accordingly, we must comply with state requirements for handling state regulated waste, and, when necessary, obtain state licenses for treating, storing and disposing of such waste at our facilities.
Some states regulate other aspects of our operations, as well. For example, California and New York have set strict regulations regarding the level of volatile organic compounds in parts washer solvents. We are and will remain in compliance with state regulations.
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
Regulations by the International Maritime Organization ("IMO") primarily impact shipping businesses, however we continue to monitor the impact of the new regulation for a 0.50% global sulphur cap for marine fuels which began on January 1, 2020 (known as IMO 2020). Under the new global cap, ships that traverse the oceans are required to use marine fuels with a sulphur content of no more than 0.50% sulphur, versus the previous cap of 3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet, which now uses an estimated 3.5 to 4 million barrels per day of fuel oil. The shipping industry is the last major transportation sector to utilize fuel with high levels of sulfur, which is the reason the IMO pushed the industry to more closely align with other transport sectors for pollution reduction.
Given the disruption to global economies and the marine shipping industry from the COVID-19 pandemic there are several variables around this regulatory change whereby the impacts of such changes still remain unclear. However, it is expected that if marine activity returns to pre-pandemic levels, the implementation of IMO 2020 will result in a significant increase in demand for a broad range of low sulfur distillates including diesel, marine gas oil, marine diesel oil and vacuum gas oil, among others. At this time we cannot predict the impact IMO 2020 could ultimately have on Safety-Kleen's re-refining and fuels distribution operations, however we will continue to monitor the impact on our business as demand increases and industries rebound.
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
The main provincial acts dealing with hazardous waste management are:
•Ontario—Environmental Protection Act;
•Quebec—Environmental Quality Act;
•Alberta—Environmental Protection and Enhancement Act; and
•British Columbia—Waste Management Act.
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
Canadian Federal Regulations.    The Canadian federal government has authority for those matters which are national in scope and in impact and for Canada's relations with other nations. The main federal laws governing hazardous waste management are:
•Canadian Environmental Protection Act (1999) ("CEPA 99"), and
•Transportation of Dangerous Goods Act
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
The Export and Import of Hazardous Waste and Hazardous Recyclable Material Regulations under CEPA 99 control the export and import of hazardous waste and hazardous recyclable materials. By reference, these regulations incorporate the Transportation of Dangerous Goods Act and Regulations, which address identification, packaging, marking and documentation of hazardous materials during transport. CEPA 99 requires that anyone proposing to export or import hazardous waste or hazardous recyclable materials or to transport them through Canada, must notify the Minister of the Environment and obtain a permit to do so. Section 9 of CEPA 99 allows the federal government to enter into administrative agreements with the provinces and territories for the development and improvement of environmental standards. These agreements represent cooperation towards a common goal rather than a delegation of authority under CEPA 99. To facilitate the development of provincial and territorial agreements, the federal, provincial and territorial governments participate in the Canadian Council of Ministers of the Environment ("CCME"). The CCME comprises the 14 environment ministers from the federal, provincial and territorial governments, who normally meet at least once a year to discuss national environmental priorities and to determine work to be carried out under the auspices of the CCME.
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
As further discussed in Note 9, "Closure and Post-Closure Liabilities," and Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report, we have accrued environmental liabilities as of December 31, 2020, of $202.7 million. For the years ended December 31, 2020, 2019 and 2018, we spent $12.4 million, $18.7 million and $10.1 million, respectively, to address environmental liabilities.
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
Providing environmental and industrial services to our customers by both of our business segments involves risks such as equipment defects, malfunctions and failures and natural disasters, which could potentially result in releases of hazardous materials, damage to or total loss of our property or assets, injury or death of our employees or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees and subcontractors, when necessary, often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers. While we seek to minimize our exposure to such risks primarily through (i) comprehensive training programs, (ii) utilizing proper equipment and the latest technologies, (iii) our Environmental Compliance Internal Audit Program, (iv) vehicle and equipment maintenance programs, (v) subcontracting with reputable third-parties and (vi) insurance, such actions and insurance may not be adequate to cover all of our potential liabilities which could negatively impact our results of operations and cash flows.
Our businesses are subject to numerous statutory and regulatory requirements, which may increase in the future.
Our businesses are subject to numerous statutory and regulatory requirements. Our ability to continue to hold licenses and permits required for our businesses is subject to maintaining satisfactory compliance with such requirements. We may incur significant costs to maintain compliance. Future statutory and regulatory requirements, including any legislation focused on climate change, may require significant cost to comply or may require changes to our products or services.
Regulators, in addition to investors, customers and the public in general, have been increasingly focused on Environmental, Social and Governance ("ESG") and cyber-security practices of companies. We may be subject to additional regulations and disclosure requirements in the future arising from the increased focus on ESG and cyber-security responsibility. In addition, customers may require us to implement or report on certain ESG responsible procedures or standards to continue doing business with us.
The occurrence of any of the foregoing could have a material impact on our financial condition or results of operations. Further, although we are very committed to compliance and safety, we could be subject to significant fines and penalties, our reputation could be adversely affected and/or we may incur significant costs to maintain or improve our compliance, if our businesses, or third parties with whom we have a relationship, were to fail to comply with such statutory and regulatory requirements.
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
Identification of new and emerging technologies may be a risk and an opportunity to our business. Research and development of new technologies may require significant spending which may negatively impact our operating results and cash flows. Failure to innovate and focus on new technologies that provide superior alternatives to traditional environmental services, waste disposal or oil collection and re-refining service offerings may negatively impact our financial results.
A cyber security incident could negatively impact our business and our relationships with customers.
We use computers in substantially all aspects of our business operations and also mobile devices and other online technologies to connect with our employees and customers. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft, disruption of our business operations, remediation costs for repairs of system damage and inadvertent release of information. Our business involves operational technology integral to our day to day business and the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property including, but not limited to, private information about employees and financial and strategic information about our Company and our business partners. Furthermore, as we pursue our strategy to grow through acquisitions and new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk.
If we fail to assess and identify current cyber security risks and those associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our operational technology, information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, damage to our assets, brand reputational damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, which could have a material adverse effect on our financial position, results of operations or cash flows. Although we have from time to time experienced third party attacks on our computer systems which resulted in some business disruption while we responded, we believe that no such attack has resulted in any material disruptions or had any of the other material adverse consequences described above in this paragraph. Furthermore, while we maintain what we believe is sufficient insurance coverage that may (subject to certain policy terms and conditions, including deductibles) cover certain aspects of third-party security and cyber-risks and business interruption, our insurance coverage may not always cover all our costs or losses.
If we become unable to obtain, at reasonable cost, the insurance, surety bonds, letters of credit and other forms of financial assurance required for our facilities and operations, our business and results of operations would be adversely affected.
We are required to provide substantial amounts of financial assurance to government agencies for closure and post-closure care of our licensed hazardous waste treatment facilities and certain other permitted facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain customer projects. As of December 31, 2020, our total estimated closure and post-closure costs requiring financial assurance by regulators were $491.6 million for our U.S. facilities and $58.2 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds and insurance from qualified insurance companies. The financial assurance related to closure and post-closure obligations of our U.S. and Canadian facilities will renew at various dates throughout 2021.
Our ability to continue operating our facilities and conducting our operations would be adversely affected if we became unable to obtain sufficient insurance, surety bonds, letters of credit and other forms of financial assurance at reasonable cost to meet our regulatory and other business requirements. The availability of insurance, surety bonds, letters of credit and other forms of financial assurance is affected by our insurers', sureties' and lenders' assessment of our risk and by other factors outside of our control such as general conditions in the insurance and credit markets.
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
As a result of a number of catastrophic weather and other events, insurance companies have incurred substantial losses and in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions and/or have substantially increased the cost of such coverage. If this trend continues, we may not be able to maintain insurance of the types and coverage we desire at reasonable rates. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks for which we are to some extent self-insured (property, workers' compensation, employee medical, comprehensive general liability and vehicle liability) may exceed our recorded reserves, which could negatively impact future earnings.
Tax interpretations and changes in tax regulations and legislation could adversely affect our results of operations.
We are subject to income taxes in the United States, Canada, India and various state and local jurisdictions. Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to change and uncertainty and may impact our results of operations and cash flows. Our interpretation of tax rules and regulations, including those relating to foreign jurisdictions, requires judgment that may be challenged by taxation authorities upon audit. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. Dollar. In particular, we recorded approximately 13.9% of our fiscal 2020 direct revenues in Canada. Because our consolidated financial statements are presented in U.S. Dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. Dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. Dollar against other currencies in countries where we operate affect our results of operations and the value of balance sheet items denominated in foreign currencies.
Failure to correctly identify and manage acquisitions and divestitures could adversely impact our future results.
We continuously evaluate potential acquisition candidates and from time to time acquire companies that we believe will strategically fit into our business and growth objectives. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results. We also continually review our portfolio of assets to determine the extent to which assets or groups of assets are contributing to our objectives and growth strategy. When we decide to sell a business or specific asset group, we may be unable to do so on satisfactory terms and within our anticipated time frame.
We have acquired, and generally expect to acquire, all the outstanding shares, as opposed to assets, of our more significant acquired companies. Due to this acquisition method our investment in those companies is or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. Unknown liabilities or other obligations may adversely affect our financial condition and results of operations.
Certain adverse conditions have required, and future conditions might require, us to make substantial write-downs in our assets, which have adversely affected or would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit or indefinite lived intangible may exceed its fair value. During each of 2020, 2019 and 2018, we determined that no asset write-downs were required. However, if conditions in any of the businesses in which we operate were to deteriorate, we could determine that certain of our assets are impaired and we would then be required to write-off all or a portion of the value of such assets. Any significant write-offs would adversely affect our balance sheet and results of operations.
Our growth and success are dependent upon our people. If we lose key personnel and are unable to hire additional qualified personnel in a timely manner, our business may be harmed. A change or deterioration in our relations with our employees could have a materially adverse effect on our business, financial condition and results of operations.
Our ability to continue to grow, operate our facilities and provide our services is dependent upon the expertise of certain key managerial and technical personnel. The market for skilled and experienced personnel is highly competitive. Our ability to retain key personnel and/or attract new qualified personnel may have an impact on our business and financial results.
We put the safety of our employees at the heart of what we do and believe we have a positive relationship with our workforce. However, if our relationship with our employees were to deteriorate we could be required to incur additional costs related to wages and benefits, inefficiencies in operations, unanticipated costs in sourcing temporary or third-party labor and interference with customer relations.
Natural disasters or other catastrophic events, including pandemics, could negatively affect our business, financial condition and results of operations.
Natural disasters such as hurricanes, tornados or earthquakes or other catastrophic events including public health threats or outbreaks of communicable diseases such as the recent COVID-19 pandemic could negatively affect our operations and financial performance. The impact of such events could include physical damage to one or more of our facilities or equipment, the temporary lack of an adequate workforce in a market and the temporary disruption in rail or truck transportation services upon which we rely. These events could prevent or delay shipments from suppliers or to customers and reduce both volumes and revenue.
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
    We have accrued environmental liabilities valued as of December 31, 2020 at $202.7 million, substantially all of which we assumed in connection with certain acquisitions. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when we project that we will be required to pay them. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (including future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than we now estimate, which could adversely affect our financial condition, results of operations and cash flows.
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
When we include permitted or probable expansion airspace in our calculation of available airspace, we adjust our landfill liabilities to the present value of projected costs for cell closure and landfill closure and post-closure. It is possible that our estimates or assumptions could ultimately turn out to be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit is no longer probable. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or our beliefs that we will receive expansion permits change adversely in a significant manner, our landfill assets, including the assets incurred in the pursuit of the expansion, may be subject to impairment. Furthermore, lower prospective profitability may result due to increased interest accretion and depreciation or asset impairment charges related to the removal of previously included expansion airspace, in addition to the loss of future revenue related to the loss of probable airspace. Further, if our assumptions concerning expansion airspace should prove inaccurate, certain of our cash expenditures for closure of landfills could be accelerated and adversely affect our results of operations and cash flow.
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
Additional Risks Affecting Our Safety-Kleen Business
Reductions in the demand for oil products and automotive services in the markets we serve may negatively affect our Safety-Kleen business.
A significant portion of our Safety-Kleen business involves collecting used oil from certain of our customers, re-refining a portion of such used oil into base and blended lubricating oils and then selling both such re-refined oil and the recycled oil to other customers. Reduced demand for oil products, whether temporary due to market conditions or a lasting trend, may also lower demand for our services of collecting used oil and, in turn, reduce our feedstock oil volumes for processing through our re-refineries. There are significant fixed costs associated with operating our re-refinery facilities and should production volumes at these facilities decrease, our results of operations and profitability may be materially impacted.
Safety-Kleen's core service offerings are inextricably connected to the automotive industry. Miles driven and routine automotive maintenance, along with other automotive industry trends, impact demand for parts-washer services, containerized waste collections and vacuum services. Declines in this industry, whether temporary or a lasting trend, may reduce the demand for these core service offerings which may adversely impact our financial results.

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
Safety-Kleen has been named from time to time as a defendant in product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2020, Safety-Kleen was involved in approximately 68 such proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvents used in Safety-Kleen’s parts cleaning equipment contain contaminants or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvents during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that such solvents contain trace amounts of toxic or hazardous substances such as benzene.
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
As of December 31, 2020, we had outstanding $845.0 million of senior unsecured notes, $727.2 million of senior secured term loans, and $120.6 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:
•adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes or to repurchase our senior unsecured notes from holders upon any change of control;
•require us to dedicate a substantial portion of our cash flow to payment of interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including interest on $377.2 million of our $727.2 million senior secured term loans for which we do not currently have interest rate hedges and borrowings (if any) under our revolving credit facility;
•increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.
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
Although our revolving credit agreement and the indenture and loan agreement governing our other outstanding debt contain restrictions on the incurrence of additional debt (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional debt which we might incur in the future in compliance with these restrictions could be substantial. In particular, as of December 31, 2020, we had up to approximately $264.0 million available for additional borrowings and letters of credit under our revolving credit facility. Our revolving credit agreement and the indenture and loan agreement governing our other outstanding debt also allow us to borrow significant amounts of money from other sources. These restrictions also do not prevent us from incurring obligations (such as operating leases) that do not constitute “debt” or “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit or other obligations, the related risks would increase.
The covenants in our debt agreements restrict our ability to operate our business and might lead to a default under our debt agreements.
Our revolving credit agreement and the indenture and loan agreement governing our other outstanding debt limit, among other things, the extent to which the Company or our restricted subsidiaries can:
•incur or guarantee additional indebtedness (including, for this purpose, reimbursement obligations under letters of credit) or issue preferred stock;
•pay dividends or make other distributions to our stockholders;
•purchase or redeem capital stock or subordinated indebtedness;
•make investments;
•create liens;
•incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
•sell assets, including capital stock of our subsidiaries;
•consolidate or merge with or into other companies or transfer all or substantially all of our assets; and
•engage in transactions with affiliates.
As a result of these covenants, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our revolving credit facility requires, and our future credit facilities may require, us to maintain under certain circumstances certain financial ratios and satisfy certain other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. The breach of any of these covenants could result in a default under our outstanding or future debt. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such debts, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such debts were accelerated, our assets might not be sufficient to repay in full those debts.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal executive offices are in Norwell, Massachusetts. We own our primary executive office building in Massachusetts which occupies 104,000 square feet. We also currently lease 52,400 square feet of additional office space in Norwell, Massachusetts under arrangements which may not expire until 2042. We have regional administrative offices in Texas and South Carolina, as well as Alberta, Canada and Hyderabad, India. Our properties are sufficient and suitable for our current needs.
We have a network of more than 485 service locations across 49 states, eight Canadian provinces, Puerto Rico and Mexico. Those service locations include service centers, satellite locations, branches, active hazardous waste management properties, lodging facilities and oil processing facilities. Some of our properties offer multiple capabilities. The following sets forth certain information as of December 31, 2020 regarding our properties.
Service Centers, Satellite Locations and Branches
We have approximately 353 service centers, satellite locations and branches throughout the United States and Canada which serve as principal sales and service centers from which we provide our environmental and industrial services for the Environmental Services business and our parts cleaning, containerized waste and oil collection services for our Safety-Kleen business.
Active Hazardous Waste Management Properties
Incinerator Facilities.    We own and operate five incinerator facilities that have a total of nine incinerators with 561,721 tons of total practical capacity and an overall average utilization rate for 2020 of 84.1%. Our practical capacity is not based on a theoretical 24-hour, seven-day operation, but rather is determined as the production level at which our incinerators can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production tons by practical capacity at each incinerator. The following table summarizes the practical capacity and utilization for each incinerator for the year ended December 31, 2020:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2020
Arkansas	3	145,072	90.9%
Nebraska	1	58,808	82.9%
Utah	1	66,815	81.7%
Texas	3	165,500	79.5%
Ontario, Canada	1	125,526	84.2%
	9	561,721	84.1%

Our incinerators offer a wide range of technological capabilities to customers through this network. We provide incineration in the United States through one fluidized bed thermal oxidation unit and three solids and liquids-capable incinerator facilities and we operate in Canada one active hazardous waste liquid injection incinerator.
Commercial and Non-Commercial Landfills.    In the United States and Canada, we now operate seven commercial landfills with approximately 24.5 million cubic yards of remaining highly probable airspace. Six of our commercial landfills are designed and permitted for the disposal of hazardous waste and one landfill is operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators. During 2020, we took actions to begin the closure of our Altair and Westmorland commercial landfills. Altair, a nonhazardous landfill, reached permitted capacity during the year. The Company decided to close the Westmorland landfill, a hazardous landfill, due to the cost of obtaining and maintaining permits and operating the landfill. These landfills are excluded from the landfill counts above. See "Landfill Final Closure and Post-Closure Liabilities" within "Critical Accounting Policies and Estimates" included in Item 7 of this report and "Landfill Accounting" within Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
Wastewater Treatment Facilities.    We operate a total of nine facilities, of which eight are owned and one is leased, that offer a range of wastewater treatment technologies and services. Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying and non-hazardous wastewater treatment.
Treatment, Storage and Disposal Facilities.    We operate 27 TSDFs, of which 24 are owned and three are leased, in the United States and Canada. Our TSDFs facilitate the movement of materials among our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for waste transport, together with drivers trained in transportation and waste handling procedures, provide for the movement of customer waste streams.
Other Hazardous Waste Management Properties.    We own two facilities specializing in solvent recovery management. We also own one autoclave facility specifically designed to treat medical waste.
Oil Processing, Blending and Packaging Facilities
Oil Terminals.    We operate a total of 69 oil terminals, of which 40 are owned and 29 are leased, which collect or process used oil prior to delivery to our re-refineries or distribution as recycled fuel oil.
Oil Recycling and Re-refining Facilities.    We own seven oil re-refineries, six in the United States and one in Canada. With nearly 200.0 million gallons of used oil processed annually, we were able to return 166 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace in 2020.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol CLH. On February 17, 2021, there were 256 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street name" accounts through brokers or banks. On our last record date, 21,875 additional stockholders beneficially held shares in street name accounts.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business, payment of our outstanding debt and for our stock repurchase program. In addition, our current revolving credit agreement and the indenture and loan agreement governing our other outstanding debt limit the amount we could pay as cash dividends on or for repurchase of our common stock. For additional information surrounding our stock repurchase program, see Note 14, "Stockholders' Equity," to our consolidated financial statements included in Item 8 of this report.
Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
October 1, 2020 through October 31, 2020	288	$56.37	—	$245,149
November 1, 2020 through November 30, 2020	501,819	70.53	500,000	209,852
December 1, 2020 through December 31, 2020	11,139	72.97	—	209,852
Total	513,246		500,000
_____________________
(1)    Includes 13,246 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted shares granted under our long-term equity incentive programs.
(2)    The average price paid per share of common stock repurchased under our stock repurchase program includes commissions paid to the brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. In November 2020, we implemented a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Future repurchases will be made under the Rule 10b5-1 plan as well as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, S&P MIDCAP 400 INDEX, REFUSE SYSTEMS AND CUSTOM PEER GROUP
Performance Graph
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, the S&P Midcap 400 Index, and a custom peer group. We selected a custom peer group that closely aligns with the breadth and size of our business. This peer group is comprised of American Water Works Company, Inc., Casella Waste Systems, Inc., Civeo Corporation, Covanta Holding Corporation, Heritage-Crystal Clean, Inc., Iron Mountain Incorporated, Newpark Resources, Inc., Oil States International, Inc., Republic Services, Inc., Stericycle, Inc., Superior Energy Services, Inc., US Ecology, Inc., and Waste Management, Inc. In 2019, we removed the Refuse Systems comparative, which had previously been included in the Comparison of 5-Year Cumulative Total Return chart below, because we believe our custom peer group is more relevant.
The values illustrated assume reinvestment of dividends on the ex-dividend date and compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2015, when our common stock closed at $41.65 per share. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

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

	For the years ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data:
Total revenues	$3,144,097	$3,412,190	$3,300,303	$2,944,978	$2,755,226
Net income (loss) (1)	134,837	97,740	65,636	100,739	(39,873)
Earnings (loss) per share: (1)
Basic	2.43	1.75	1.17	1.77	(0.69)
Diluted	2.42	1.74	1.16	1.76	(0.69)
Other Financial Data:
Adjusted EBITDA (2)	555,302	540,317	491,005	425,657	400,354

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$4,131,520	$4,108,904	$3,738,321	$3,706,570	$3,681,920
Long-term debt (including current portion)	1,557,176	1,561,651	1,572,556	1,629,537	1,633,272
Stockholders' equity	1,341,551	1,269,813	1,169,756	1,188,202	1,084,241
___________________________________________
(1)The 2017 results include a net benefit of $93.0 million resulting from impacts of the tax law changes enacted in December of 2017, a $7.9 million pre-tax loss on early extinguishment of debt and a $30.7 million pre-tax gain on the sale of a non-core line of business within our Environmental Services segment. The 2016 results include a $34.0 million goodwill impairment charge and a $16.9 million pre-tax gain on the sale of a non-core line of business within our Environmental Services segment. In 2016, we did not record any income tax benefit as a result of the goodwill impairment charge.
(2)The following is a reconciliation of net income (loss) to Adjusted EBITDA for the following periods (in thousands). See additional information regarding this non-GAAP measure under the heading "Adjusted EBITDA" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report.

	For the years ended December 31,
(in thousands, except for percentages)	2020	2019	2018	2017	2016
Net income (loss)	$134,837	$97,740	$65,636	$100,739	$(39,873)
Accretion of environmental liabilities	11,051	10,136	9,806	9,460	10,177
Depreciation and amortization	292,915	300,725	298,625	288,422	287,002
Goodwill impairment charge	—	—	—	—	34,013
Other expense (income), net	290	(2,897)	4,510	6,119	(6,195)
Loss on early extinguishment of debt	—	6,131	2,488	7,891	—
Loss (gain) on sale of businesses	3,376	(687)	—	(30,732)	(16,884)
Interest expense, net of interest income	73,120	78,670	81,094	85,808	83,525
Provision (benefit) for income taxes	39,713	50,499	28,846	(42,050)	48,589
Adjusted EBITDA	$555,302	$540,317	$491,005	$425,657	$400,354
As a percentage of total revenues	17.7%	15.8%	14.9%	14.5%	14.5%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today's world. Everywhere industry meets the environment, we strive to provide eco-friendly products and services that protect and restore North America's natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also the largest re-refiner and recycler of used oil in North America and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
We have two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen segment. Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, as reconciled to our net income and described more fully below. The following is a discussion of how management evaluates its segments including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services directly attributable to waste volumes generated by them and project work for which waste handling and/or disposal is required. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of through our incinerators, TSDFs and landfills, as well as utilization of such incinerators, labor and billable hours and equipment among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP and U.S. industrial production, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services and the management of our related operating costs. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and for environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters or other events where immediate and specialized services are required. As a result of the recent coronavirus ("COVID-19") pandemic, the business has also seen increased demand for contagion disinfection, decontamination and disposal response services.
•Safety-Kleen - Safety-Kleen segment results are impacted by an array of core service and product offerings that serve to attract small quantity waste producers as customers and integrate them into the Clean Harbors waste network. Core service offerings include parts washer services, containerized waste services, vac services, used motor oil collection and contract blending and packaging services. Key performance indicators tracked by the Company relative to these services include the number of parts washers placed and services performed and pricing and volume of used motor oil and waste collected. Results from these services are primarily driven by the overall number of parts washers placed and services performed at customer sites and volumes of waste collected, as well as the demand for and frequency of other offered services. These factors can be impacted by overall economic conditions in the marketplace, especially in the automotive and manufacturing related areas. Both the overall market price of oil and regulations that change the number of potential outlets for used motor oil, including the International Maritime Organization's 2020 regulation, impact the premium the segment can charge for used motor oil collections. In addition to its core service offerings, Safety-Kleen also offers high quality, eco-friendly recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Other product offerings include automotive related fluids and shop supplies. Relative to its oil related products, management tracks the Company's volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with this commodity driven marketplace. The segment’s revenues are significantly impacted by overall market pricing and product mix associated with base and blended oil products. The segment's results are impacted by the Company's ability to manage the pricing for used oil collections with the overall market pricing for base and blended oil products. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also fluctuate. Our OilPlus® closed loop initiative, which results in the sale of our renewable oil products directly to our end customers, may also be impacted by changes in customer demand for high-quality, environmentally responsible recycled oil.

Impacts of COVID-19
Corporate Response
In response to the COVID-19 pandemic, the Company created a dedicated crisis response team to proactively monitor and respond to Company and customer operations, implement plans to execute on opportunities from COVID-19 related decontamination services and enhance health and safety measures for all our employees as well as customers to which we have provided these services.
Health and safety is our #1 priority. Our commitment to ensuring the health and safety of our employees, particularly those performing COVID-19 decontamination services for our customers is a pillar of our overall corporate culture. During the pandemic, we have been able to successfully supply our employees with appropriate personal protective equipment ("PPE") for use in servicing our customers in the field and working at our operational and administrative facilities. To support the safety of all of our employees and operations, early precautionary measures were implemented including actively monitoring and reporting employee illness, acquiring and maintaining adequate levels of PPE inventory, suspending non-essential travel, limiting the number of employees attending meetings and reducing the number of people at our locations at any one time. In an effort to contain COVID-19, governments have enacted various measures, including orders to close non-essential businesses and personal and commercial travel restrictions. Operations at our facilities complied with government ordered shutdowns and reopening plans. The COVID-19 pandemic continues to be an evolving situation. We continue to monitor changes in the various locations in which we operate and adapt our protocols accordingly as well as on a proactive basis wherever possible.
Impact on Our Financial Statements and Business Operations
The COVID-19 pandemic has resulted in economic disruption. The Company's financial results for the year ended December 31, 2020 were significantly impacted by the COVID-19 pandemic. In the latter half of March 2020 and throughout the remainder of the year, we were measurably impacted by an overall slowdown in economic activity which included temporary closures at some of our customer sites and rising general uncertainty about future economic activity. As we began to see the increased levels of operations at our customers during the third and fourth quarters of 2020, our financial results, including direct revenues and Adjusted EBITDA, improved for both segments when compared to the second quarter of 2020.
In our Environmental Services segment, lower activity levels during 2020 and shutdowns of customers' operations decreased the level of our services that were required and the quantities of commercial and industrial waste disposed of throughout our network of facilities. Lower demand for oil and overall price declines in the global oil market, resulting from COVID-19, negatively impacted the level of environmental services we provided to our customers in that market.
We continue to see significant demand for disinfecting, decontamination and disposal related emergency response services specifically in response to COVID-19. The Company completed nearly 14,000 projects responding specifically to the risk of COVID-19, amounting to $120.4 million of direct revenues during the year ended December 31, 2020. Although uncertain as to the prevalence of such services in 2021, we do expect demand for these COVID-19 response services to continue. The increased level of this emergency response work, however, did not overcome the decline in Company revenues lost due to the impacts of the COVID-19 pandemic.
We expect that the services provided by our Safety-Kleen segment will continue to be impacted by less automotive related travel and any temporary customer shutdowns reducing demand for Safety-Kleen core services and products. We have observed declining demand in the primary sectors impacting this business including the overall automotive sector, as consumer activity lags historical levels across the United States and Canada. Lower oil related demand and price declines in the global oil market, exacerbated by COVID-19 impacts, reduced revenues generated by the business in 2020. In response to the impact on the Safety-Kleen business and in particular the reduced availability of used motor oils which are utilized as feedstock in our re-refining processes and reduced demand for base and blended oil products, we temporarily shuttered nearly half of the total production capacity of our oil re-refineries in April 2020. However, by the end of 2020, our re-refinery production capacity has returned to mid-2019 levels.
The Company considered the impact of COVID-19 on the assumptions and estimates used in the preparation of the financial statements and did not identify any significant changes in estimates. Specifically, management concluded that there had not been any triggering events requiring further assessment of asset impairments and that our goodwill and indefinite lived intangible assets were valued appropriately based on our annual evaluation as of December 31, 2020. Management also assessed the extent to which the current macroeconomic events brought about by COVID-19 and significant declines in oil demand may have impacted the valuation of expected credit losses on accounts receivable and certain inventory items or resulted in modifications to any significant contracts. Ultimately the results of these assessments did not have a material impact on the Company's estimates as of December 31, 2020.

Impact of Government Programs
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in response to the widespread economic impact of the COVID-19 pandemic. On April 11, 2020, the Canadian federal government enacted the COVID-19 Emergency Response Act, No.2, which implemented the Canada Emergency Wage Subsidy ("CEWS"). Since the establishment of these programs, management has considered and analyzed the Company's eligibility under such government programs. Most significantly, the Company applied for certain employee retention credits under the CARES Act and the wage subsidy under the CEWS. Although the Company did implement certain cost reduction plans associated with labor in the second quarter of 2020, these government programs allowed our workforce to remain stable during the temporary slowdown in activity. The table below summarizes the benefit of these government programs recorded in the statement of operations for the year ended December 31, 2020 (in thousands):

	For the year ended December 31, 2020
	Environmental Services	Safety-Kleen	Corporate Items	Total
Cost of revenues	$20,827	$7,665	$611	$29,103
Selling, general and administrative expenses	6,276	4,534	2,370	13,180
Total	$27,103	$12,199	$2,981	$42,283

In addition to the credits and subsidies outlined above, which do not require any repayment to be made by the Company, the CARES Act also allows for the deferral of payment related to certain payroll taxes. In total, we deferred the remittance of the employer portion of federal payroll tax withholdings of $35.4 million during the year ended December 31, 2020, which will be required to be paid in two equal installments in the fourth quarters of 2021 and 2022.
Highlights
Total direct revenues for 2020 decreased 7.9% to $3.1 billion, compared with $3.4 billion in 2019. Our Environmental Services segment direct revenues decreased $99.8 million in 2020 compared with 2019 primarily due to lower demand for our industrial and technical related services. Lower overall economic activity due to the COVID-19 pandemic most notably reduced the demand for industrial turnaround, environmental remediation and waste disposal projects. This decrease was partially offset by increased emergency response decontamination services in the wake of the COVID-19 pandemic. Direct revenues recorded by Safety-Kleen decreased $167.9 million in 2020 compared to 2019, predominately due to lower demand across the Safety-Kleen portfolio of products and core services also resulting from overall lower economic activity, customer shutdowns as well as lower oil demand and pricing driven by the COVID-19 pandemic. Increased direct revenues from used motor oil collection partially offset these decreases in the Safety-Kleen segment. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $3.8 million in 2020 as compared to 2019.
Income from operations in 2020 was $251.3 million, compared with $229.5 million in 2019. We reported net income in 2020 and 2019 of $134.8 million and $97.7 million, respectively. Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 2.8% to $555.3 million in 2020 from $540.3 million in 2019. Our relatively consistent levels of Adjusted EBITDA in 2020, despite the notable decline in direct revenues, can be attributed to cost reduction strategies put in place by the Company, improved mix of revenue generating services and benefits received from the government programs discussed above. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for 2020 was $430.6 million, an increase of $17.4 million from 2019. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $265.0 million in 2020, which represented a $56.5 million increase over 2019 primarily due to higher earnings, lower capital expenditures, and benefits received from the government programs discussed above. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands, except percentages):

	Summary of Operations
	For the years ended December 31,			2020 over 2019		2019 over 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Direct Revenues(1):
Environmental Services	$2,137,306	$2,237,068	$2,141,194	$(99,762)	(4.5)%	$95,874	4.5%
Safety-Kleen	1,010,202	1,178,129	1,161,282	(167,927)	(14.3)	16,847	1.5
Corporate Items	(3,411)	(3,007)	(2,173)	(404)	N/M	(834)	N/M
Total	3,144,097	3,412,190	3,300,303	(268,093)	(7.9)	111,887	3.4
Cost of Revenues(2):
Environmental Services	1,459,572	1,620,038	1,576,705	(160,466)	(9.9)	43,333	2.7
Safety-Kleen	658,116	749,407	725,734	(91,291)	(12.2)	23,673	3.3
Corporate Items	20,063	18,374	3,112	1,689	N/M	15,262	N/M
Total	2,137,751	2,387,819	2,305,551	(250,068)	(10.5)	82,268	3.6
Selling, General and Administrative Expenses:
Environmental Services	157,774	170,746	183,633	(12,972)	(7.6)	(12,887)	(7.0)
Safety-Kleen	122,914	146,344	153,519	(23,430)	(16.0)	(7,175)	(4.7)
Corporate Items	170,356	166,964	166,595	3,392	2.0	369	0.2
Total	451,044	484,054	503,747	(33,010)	(6.8)	(19,693)	(3.9)
Adjusted EBITDA:
Environmental Services	519,960	446,284	380,856	73,676	16.5	65,428	17.2
Safety-Kleen	229,172	282,378	282,029	(53,206)	(18.8)	349	0.1
Corporate Items	(193,830)	(188,345)	(171,880)	(5,485)	(2.9)	(16,465)	(9.6)
Total	$555,302	$540,317	$491,005	$14,985	2.8%	$49,312	10.0%
___________________________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenue is shown exclusive of items presented separately on the consolidated statements of operations, which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
Direct Revenues
There are many factors which have impacted and continue to impact our revenues, including a significant impact on our revenue resulting from COVID-19 as discussed in Impacts of COVID-19 above. Other factors include, but are not limited to: overall industrial activity and growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response projects, base and blended oil demand and pricing, market changes relative to the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimalize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Direct revenues	$2,137,306	$2,237,068	$2,141,194	$(99,762)	(4.5)%	$95,874	4.5%
Environmental Services direct revenues for the year ended December 31, 2020 decreased $99.8 million from the comparable period in 2019 driven primarily by lower demand for our industrial and technical related services, partially offset by COVID-19 emergency response decontamination services. Lower economic activity throughout the COVID-19 pandemic reduced the demand for industrial and technical related services as customers postponed and/or reduced the levels of industrial turnarounds, environmental remediation projects and other waste disposal services. In addition, direct revenues at our landfill facilities decreased $4.4 million when compared with the same period in the prior year due to lower volumes of waste streams, partially offset by pricing increases.
In the year ended December 31, 2020, the Company generated $120.4 million of direct revenues from COVID-19 related emergency response decontamination services, which partially offset the above direct revenue decreases. Additionally, direct revenues at our incinerator facilities increased by $29.1 million when compared to 2019 due to disposal of higher value waste streams. Utilization at our incinerator facilities remained relatively consistent with the prior year at 84%. Also impacting the year over year change in direct revenues within this segment was the negative impact of foreign currency translation on our Canadian operations of $3.1 million.
Environmental Services direct revenues for the year ended December 31, 2019 increased $95.9 million from the comparable period in 2018. Greater levels of activity at our sales and service branches and improved average pricing for disposal of waste streams at our incinerators drove this increase in 2019. Service related revenues increased, in part, due to $15.1 million of emergency response work associated with Field and Emergency Response revenue streams during 2019, compared to $9.8 million during 2018. Despite a higher number of down days at our Deer Park facility in Q1 2019 as a result of a fire at a neighboring facility, utilization at our incinerator facilities in 2019 remained relatively consistent with the prior year at approximately 85%. A mix of higher priced waste streams resulted in an increase in direct revenues from our incinerator facilities year over year. Average price per ton increased approximately 11% from the prior year resulting in a $35.1 million increase in direct revenues in 2019. These increases were partially offset by a decrease in Industrial Services revenue as we continue to focus on selecting higher margin turnaround projects. Also impacting the year over year change in direct revenues within this segment was the negative impact of foreign currency translation on our Canadian operations of $9.3 million.
Safety-Kleen

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Direct revenues	$1,010,202	$1,178,129	$1,161,282	$(167,927)	(14.3)%	$16,847	1.5%
Safety-Kleen direct revenues for the year ended December 31, 2020 decreased $167.9 million from the comparable period in 2019. Customer shut downs and overall lower automotive travel in response to the COVID-19 pandemic reduced the demand for oil related products and core services provided by the Safety-Kleen business in 2020. Base oil direct revenues decreased $69.2 million from the comparable period in 2019 due to lower volumes, and to a lesser extent lower prices. Lower volumes also drove a $43.1 million decrease in blended oil direct revenues in 2020. Decreased demand for Safety-Kleen's core service offerings contributed to the decline in direct revenues as containerized waste and vacuum services revenue decreased $44.6 million from the comparable period in 2019. Recycled fuel oil and refinery byproducts revenue decreased $36.4 million, driven by lower volumes and pricing, and lower demand for parts washer services contributed $19.0 million to the overall revenue decrease. Partially offsetting these decreases was a $41.1 million increase in direct revenue from used motor oil collections due to pricing increases on these services despite lower collection volumes. The impact of foreign currency translation on our Safety-Kleen Canadian operations was minimal. Slow incremental improvements in the demand for the segment's core service offerings are expected to continue as national and state vaccination plans prove successful.
Safety-Kleen direct revenues for the year ended December 31, 2019 increased $16.8 million from the comparable period in 2018 primarily due to growth in the business’ core service offerings and increased blended oil volumes. Revenues generated through our core service offerings, such as handling of containerized waste and vacuum services, accounted for $22.3 million of incremental revenues driven both by volume and pricing increases. Higher volumes of blended oil sales and increased pricing of our used motor oil collections contributed $15.6 million and $5.2 million, respectively, to the growth in direct revenues from the comparable period in 2018. Revenue from contract blending and packaging also increased $9.3 million due to increased volume. These increases were partially offset by a $17.5 million decrease in base oil sales due to reductions in pricing experienced in 2019 in response to lower demand across the base oil market and lower base oil volumes, most significantly seen in the first quarter of 2019. Sales of recycled fuel oil and refinery byproducts decreased by $12.3 million from prior year due to a reduction in volume. In 2019, parts washer services were relatively consistent with the prior year. Also included in the change within this segment was the negative impact of foreign currency translation on our Canadian operations of $3.4 million.
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
Environmental Services

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Cost of revenues	$1,459,572	$1,620,038	$1,576,705	$(160,466)	(9.9)%	$43,333	2.7%
As a % of Direct revenues	68.3%	72.4%	73.6%	(4.1)%		(1.2)%
Environmental Services cost of revenues for the year ended December 31, 2020 decreased $160.5 million from the comparable period in 2019. The overall reduction in costs was comprised of a $64.5 million decrease to labor and benefits related costs, including travel costs, a $50.8 million decrease to external transportation, disposal and fuel costs and a $43.9 million decrease to equipment and supply costs. These decreases were mainly attributable to lower direct revenues and successful cost control initiatives, as well as a $20.8 million benefit from the employee retention credits and subsidies recorded in 2020 under the CARES Act and CEWS which is reflected in the reduction to labor and benefit related costs above. Absent the benefit of these government programs, cost of revenues as a percentage of direct revenues still improved 3.2% primarily due to a favorable mix of revenues and certain cost reduction strategies which provided better leverage of our employee and asset bases and drove lower external transportation, equipment rental and subcontractor spending.
Environmental Services cost of revenues increased $43.3 million for the year ended December 31, 2019, although these costs decreased as a percentage of direct revenue due to a mix of higher priced waste streams in our incineration network, which increased profitability, and the results of ongoing cost reduction projects, including site consolidations. The overall cost increase was due to compensation and benefits related costs, equipment and supply costs and transportation, outside disposal and fuel costs which increased $20.4 million, $11.4 million and $3.9 million, respectively. The incremental operating costs were commensurate with greater activity levels in 2019.
Safety-Kleen

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Cost of revenues	$658,116	$749,407	$725,734	$(91,291)	(12.2)%	$23,673	3.3%
As a % of Direct revenues	65.1%	63.6%	62.5%	1.5%		1.1%
Safety-Kleen cost of revenues for the year ended December 31, 2020 decreased $91.3 million from the comparable period in 2019. The overall reduction in costs was comprised of a $37.7 million decrease in costs of oil additives and other raw materials, a $23.2 million decrease in labor and benefits related costs, including travel costs and a $21.7 million decrease in transportation, disposal and fuel costs. These decreases were mainly attributable to lower direct revenues and cost reduction strategies, as well as a $7.7 million benefit related to employee retention credits and subsidies recorded in 2020 under the CARES Act and CEWS which is reflected in the decrease in labor and benefits related costs above. Absent the benefit of these government programs, costs of revenues as a percentage of direct revenues increased 2.3%. This increase resulted from certain labor and benefits related costs and operating costs which were not reduced proportionate to the overall lower business activity, including the costs incurred while temporarily shuttering certain re-refineries. These costs were partially offset by reductions in transportation costs and other cost reduction strategies.
Safety-Kleen cost of revenues for the year ended December 31, 2019 increased $23.7 million from the comparable period in 2018. As a percentage of direct revenues, these costs increased as well mainly due to lower average pricing on the oil products sold leading to reduced leverage of our fixed cost base. Increased logistics costs, largely due to weather at the beginning of the year, also negatively impacted costs as a percentage of direct revenues. The overall cost increase was due to higher labor and benefits related costs of $8.5 million, raw material costs associated with blended oil products of $5.5 million and transportation, disposal and fuel costs of $2.7 million. These increases were in line with the overall growth of our core service offerings and blended oil sales.
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

Environmental Services

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
SG&A expenses	$157,774	$170,746	$183,633	$(12,972)	(7.6)%	$(12,887)	(7.0)%
As a % of Direct revenues	7.4%	7.6%	8.6%	(0.2)%		(1.0)%
Environmental Services SG&A expenses for the year ended December 31, 2020 decreased $13.0 million from the comparable period in 2019 primarily due to lower direct revenues and therefore lower costs, such as travel and other selling related costs, as well as a $6.3 million benefit in labor and benefits related costs related to the employee retention credits and subsidies recorded in 2020 under the CARES Act and CEWS. Partially offsetting these year over year reductions was a $5.5 million favorable resolution of a litigation matter and recovery of certain trade receivables of $5.4 million, both of which were recorded in the first quarter of 2019 and favorably impacted the SG&A expenses for the year ended December 31, 2019. Absent the impacts from the 2020 employee retention credits and 2019 litigation and receivable matters, Environmental Services SG&A expenses as a percentage of direct revenues remained relatively consistent with the comparable period in 2019.
Environmental Services SG&A expenses for the year ended December 31, 2019 decreased $12.9 million from the comparable period in 2018 and SG&A as a percentage of direct revenue decreased as well. The primary driver of these decreases related to certain trade receivables which were reserved for in 2018 and subsequently recovered in 2019, generating a favorable difference of nearly $13.0 million. The favorable resolution of a litigation matter further reduced SG&A expenses by $5.5 million in 2019. These decreases were partially offset by a $5.2 million increase in compensation and benefits related costs which was consistent with the growth of the business in 2019. Excluding the recovery of trade receivables and litigation impacts, 2019 SG&A expenses as a percentage of direct revenues still improved over the prior year.
Safety-Kleen

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
SG&A expenses	$122,914	$146,344	$153,519	$(23,430)	(16.0)%	$(7,175)	(4.7)%
As a % of Direct revenues	12.2%	12.4%	13.2%	(0.2)%		(0.8)%
Safety-Kleen SG&A expenses for the year ended December 31, 2020 decreased $23.4 million from the comparable period in 2019. These decreases were primarily attributable to lower direct revenues and therefore lower sales related costs, as well as a reduction in labor and benefit related costs of $4.5 million for the year ended December 31, 2020 attributable to employee retention credits and subsidies under the CARES Act and CEWS. Absent the benefit of these government programs, Safety-Kleen 2020 SG&A expenses as a percentage of direct revenues remained relatively consistent with the comparable period in the prior year.
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
Corporate Items

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
SG&A expenses	$170,356	$166,964	$166,595	$3,392	2.0%	$369	0.2%
Corporate Items SG&A expenses for the year ended December 31, 2020 increased by $3.4 million when compared to 2019 primarily due to increased marketing expenses of $3.8 million to expand brand awareness, increased investment in our technology infrastructure of $3.8 million and a $3.3 million change in an environmental remedial liability estimate for an inactive site. These costs were partially offset by a $4.1 million decrease in travel and real estate related expenses and a $2.4 million reduction in labor costs for the employee retention credit and subsidies recorded under the CARES Act and CEWS.
Corporate Items SG&A expenses for the year ended December 31, 2019 were consistent with the comparable period in 2019. Continued investment in our employees increased our compensation and benefits related costs by $6.6 million and stock-based compensation increased by $1.0 million due to the achievement of certain performance metrics associated with performance based awards. These costs were offset by a $6.9 million reduction in legal and consulting fees due to cost saving initiatives.
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors and we discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed. We also utilize this measure when benchmarking our Company against our nearest competitors.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following years (in thousands, except percentages):

	For the years ended December 31,
	2020	2019	2018
Net income	$134,837	$97,740	$65,636
Accretion of environmental liabilities	11,051	10,136	9,806
Depreciation and amortization	292,915	300,725	298,625
Other expense (income), net	290	(2,897)	4,510
Loss on early extinguishment of debt	—	6,131	2,488
Loss (gain) on sale of businesses	3,376	(687)	—
Interest expense, net of interest income	73,120	78,670	81,094
Provision for income taxes	39,713	50,499	28,846
Adjusted EBITDA	$555,302	$540,317	$491,005

As a % of Direct revenues	17.7%	15.8%	14.9%
Beginning in the first quarter of 2021, we expect to revise our calculation of reported Adjusted EBITDA to add stock-based compensation, a non-cash item, to other charges which are added back to GAAP net income for purposes of calculating Adjusted EBITDA. We are making this change in order to be more consistent with how certain of our peer group companies report their non-GAAP results, to align with how management will evaluate the operating performance of the Company and performance metrics for certain incentive compensation awards expected to be issued in 2021 and beyond, and to be consistent with the definition of “Adjusted EBITDA” now used for covenant compliance purposes in our outstanding financing agreements as amended to date. The amount added back each period is expected to match the line item for stock-based compensation as recorded on the Company's GAAP consolidated statements of cash flows. In the future, when we report our results, all relevant prior period Adjusted EBITDA amounts will be recast to provide comparative information.

Depreciation and Amortization

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$257,131	$265,531	$264,254	$(8,400)	(3.2)%	$1,277	0.5%
Permits and other intangibles amortization	35,784	35,194	34,371	590	1.7%	823	2.4%
Total depreciation and amortization	$292,915	$300,725	$298,625	$(7,810)	(2.6)%	$2,100	0.7%
Depreciation and amortization for the year ended December 31, 2020 decreased from the comparable period in 2019 due to certain assets becoming fully depreciated, slightly offset by an increase in amortization of finance lease right-of-use assets. Depreciation and amortization for the year ended December 31, 2019 remained relatively consistent with the comparable period in 2018.
Other (Expense) Income, net

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Other (expense) income, net	$(290)	$2,897	$(4,510)	$(3,187)	(110.0)%	$7,407	(164.2)%
For the year ended December 31, 2020, other (expense) income, net decreased $3.2 million from the comparable period in 2019 primarily due to insurance proceeds received in 2019 which did not recur in 2020. Other (expense) income, net increased $7.4 million from 2018 to 2019 primarily due to insurance proceeds received in 2019 and smaller comparative losses recognized on sales or disposals of fixed assets.
Loss on Early Extinguishment of Debt

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Loss on early extinguishment of debt	$—	$(6,131)	$(2,488)	$6,131	(100.0)%	$(3,643)	146.4%
During the year ended December 31, 2020, we did not record a loss on early extinguishment of debt. During the year ended December 31, 2019, we recorded a $6.1 million loss on early extinguishment of debt in connection with the extinguishment of $845.0 million of unsecured senior notes due in 2021 which were repaid during 2019. During the year ended December 31, 2018, we recorded a $2.5 million loss on early extinguishment of debt in connection with the extinguishment of the $400.0 million of previously outstanding senior unsecured notes. The losses recognized in each of these years consisted of amounts paid in excess of par in order to extinguish the debt prior to maturity and non-cash expenses related to the write-off of unamortized financing costs. For additional information regarding our financing arrangements, see Note 11, "Financing Arrangements," under Item 8, "Financial Statements and Supplementary Data," of this report.
(Loss) Gain on Sale of Businesses

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
(Loss) gain on sale of businesses	$(3,376)	$687	$—	$(4,063)	N/M	$687	N/M
During the year ended December 31, 2020, we recorded a $3.4 million loss on the sale of non-core businesses within our Environmental Services segment. During the year ended December 31, 2019, we recorded a $0.7 million gain on the sale of a non-core business within our Environmental Services segment.

Provision for Income Taxes

	For the years ended December 31,			2020 over 2019		2019 over 2018
(in thousands, except percentages)	2020	2019	2018	Change	% Change	Change	% Change
Provision for income taxes	$39,713	$50,499	$28,846	$(10,786)	(21.4)%	$21,653	75.1%
For the year ended December 31, 2020, the provision for income taxes decreased $10.8 million from the comparable period in 2019, despite an increase in income before provision for income taxes, largely due to the release of a valuation allowance on certain companies in Canada and amended federal and state returns filed. The effective tax rate for 2020 was 22.8% as compared to 34.1% in the prior year.
For the year ended December 31, 2019, provision for income taxes increased $21.7 million from the comparable period in 2018, due to higher earnings in the United States and the impact from a nonrecurring $9.8 million benefit recognized in 2018 related to the filing of then current and amended prior year tax returns. The effective tax rate for 2019 was 34.1% as compared to 30.5% in 2018.
Liquidity and Capital Resources

	For the years ended December 31,
(in thousands)	2020	2019	2018
Net cash from operating activities	$430,597	$413,192	$373,210
Net cash used in investing activities	(199,460)	(217,856)	(349,659)
Net cash used in financing activities	(88,946)	(53,425)	(110,997)
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2020 was $430.6 million, an increase of $17.4 million compared to the year ended December 31, 2019. The increase was most notably impacted by increased income levels and deferring the payment of certain employer payroll taxes amounting to $35.4 million as allowed for under the CARES Act, partially offset by a $26.1 million increase in income taxes paid, net of refunds.
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
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2020 was $199.5 million, a decrease of $18.4 million compared to the year ended December 31, 2019, most notably due to decreases in cash paid for acquisitions and additions to property, plant and equipment. These overall cash decreases were partially offset by an increase in net purchases of marketable securities. Current year cash paid for additions to property, plant and equipment included the $21.1 million purchase and capital improvements of our corporate headquarters.
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
Net cash used in financing activities
Net cash used in financing activities for the year ended December 31, 2020 was $88.9 million, an increase of $35.5 million compared to the year ended December 31, 2019. The increase was primarily driven by a $53.4 million increase in cash paid to repurchase common stock, partially offset by a $9.1 million change related to uncashed checks and a $7.9 million reduction in deferred financing costs paid.
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
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	For the years ended December 31,
	2020	2019	2018
Net cash from operating activities	$430,597	$413,192	$373,210
Additions to property, plant and equipment	(196,256)	(216,324)	(193,344)
Purchase and capital improvements of corporate headquarters	21,080	—	—
Proceeds from sale and disposal of fixed assets	9,623	11,655	15,445
Adjusted free cash flow	$265,044	$208,523	$195,311
Summary of Capital Resources
At December 31, 2020, cash and cash equivalents and marketable securities totaled $571.0 million, compared to $414.4 million at December 31, 2019. At December 31, 2020, cash and cash equivalents held by our Canadian subsidiaries totaled $143.7 million. At December 31, 2020, the cash and cash equivalents and marketable securities balance for our U.S. operations was $427.2 million, and our U.S. operations had net operating cash flows of $341.3 million for the year ended December 31, 2020. Additionally, we have a $400.0 million revolving credit facility, of which approximately $264.0 million was available to borrow at December 31, 2020. Based on the above and our current plans, we believe that our operations have adequate financial resources to satisfy their current liquidity needs.
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and internal investing cash needs. Furthermore, our existing cash balance and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Financing Arrangements
Terms of our $545.0 million of 4.875% senior unsecured notes due 2027, $300.0 million of 5.125% senior unsecured notes due 2029 and $727.2 million senior secured notes due 2024 which were outstanding at December 31, 2020, and our $400.0 million revolving credit facility, are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of December 31, 2020, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2020 over 2019
(in thousands)	2020	2019	Change	% Change
Closure and post-closure liabilities	$87,926	$75,651	$12,275	16.2%
Remedial liabilities	114,813	114,173	640	0.6%
Total environmental liabilities	$202,739	$189,824	$12,915	6.8%
Total environmental liabilities as of December 31, 2020 were $202.7 million, an increase of $12.9 million compared to December 31, 2019. This increase was primarily due to annual accretion of $11.1 million and changes in environmental liability estimates resulting in charges to the consolidated statement of income of $10.7 million, partially offset by expenditures of $12.4 million made during 2020.
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
Contractual Obligations
The following table has been included to assist in understanding our debt and similar obligations as of December 31, 2020 and our ability to meet such contractual obligations (in thousands):

		Payments due in
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Closure, post-closure and remedial liabilities(1)	$455,838	$27,659	$54,692	$28,095	$345,392
Current and long-term debt, at par	1,572,161	7,535	15,070	704,556	845,000
Interest on current and long-term debt (2)	384,930	65,389	130,349	95,414	93,778
Operating leases	172,768	45,341	66,643	35,720	25,064
Finance leases	73,113	8,407	17,253	15,821	31,632
Total contractual obligations	$2,658,810	$154,331	$284,007	$879,606	$1,340,866
___________________________________________
(1) The undiscounted value of closure, post-closure and remedial liabilities of $455.8 million is equivalent to a present value of $202.7 million based on discounting of $179.3 million and the undiscounted remainder of $73.8 million to be accrued for closure and post-closure liabilities over the remaining site lives.
(2) Interest on our variable-rate $727.2 million senior secured term loans was calculated based on the effective interest rate of that debt as of December 31, 2020. Our interest rate swap agreements effectively fix the interest rate on $350.0 million of that variable rate debt at an annual rate of approximately 4.67%, while the remaining balance pays interest based upon LIBOR and an applicable margin. The assumed rate reflected in the table above for this variable rate debt after considering the swap agreements is 3.23%.
    Off-Balance Sheet Arrangements
    We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of December 31, 2020, there were $120.6 million outstanding letters of credit. See Note 11, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report for further discussion of our standby letters of credit and other financing arrangements.
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
Capital Expenditures
In 2020, our capital expenditures, net of disposals, were $186.6 million. We anticipate that 2021 capital spending, net of disposals, will be in the range of $185.0 million to $205.0 million. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.

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
Landfill Assets.    Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are amortized under the units-of-consumption method such that the asset is completely amortized when the landfill ceases accepting waste. Changes in the determination of when the landfill will cease accepting waste, either through a business decision by management, determination that expansion capacity should no longer be considered probable or changes in estimates on annual airspace consumption, will impact the amortization expense of the landfill assets.
Landfill Capacity.    Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. As of December 31, 2020, there were no unpermitted expansions included in management's landfill calculation. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities.    The balance of landfill final closure and post-closure liabilities at December 31, 2020 and 2019 was $48.4 million and $39.4 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. These cost estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities based upon a planned schedule, typically every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third-party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset and our results of operations.
Final closure costs are the costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state or provincial regulatory agency. These costs generally include the costs required to cap the final cell of the landfill (if not included in cell closure), dismantle certain structures for landfills and other landfill improvements and regulation-mandated groundwater monitoring and leachate management. Post-closure costs involve the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. These costs generally include groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill discontinues accepting waste. Changes in the determination of when the landfill will cease accepting waste, either through a business decision by management, determination that expansion capacity should no longer be considered probable or changes in estimates on annual airspace consumption, will accelerate accrual of these costs.
Non-Landfill Closure and Post-Closure Liabilities.    The balance of our non-landfill closure and post-closure liabilities at December 31, 2020 and 2019 was $39.5 million and $36.3 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third-party experts. We estimate when future operations will cease and inflate the current cost of closing the non-landfill facility using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in estimates as to when future operations may cease or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-amortized asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully amortized, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent. See Note 9, "Closure and Post-Closure Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to these Landfill and Non-Landfill Closure and Post-Closure liabilities during the years ended December 31, 2020 and 2019.
Remedial Liabilities.    The balance of our remedial liabilities at December 31, 2020 and 2019 was $114.8 million and $114.2 million, respectively. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or the corresponding Canadian regulations. Our remediation obligations can be further characterized as legal, Superfund, long-term maintenance and one-time projects. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third-party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third-party. As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, Superfund liabilities also include certain liabilities payable to government entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-time projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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

We establish reserves for estimated environmental liabilities based on acceptable technologies when we determine the liability is appropriate. Introductions of new technologies are subject to successful demonstration of the effectiveness of the alternative technology and regulatory approval. We routinely review and evaluate the sites for which we have established estimated environmental liabilities reserves to determine if there should be changes in the established reserves. The changes in estimates are reflected as adjustments in the ordinary course of business in the period when we determine that an adjustment is appropriate as new information becomes available. Upon demonstration of the effectiveness of the alternative technology and applicable regulatory approval, we update our estimated cost of remediating the affected sites. See Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2020 and 2019. The changes in our estimates have not been material.
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
We determine our reporting units by identifying the components of each operating segment, and then in some circumstances aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. As of December 31, 2020, we have four reporting units, consisting of Environmental Sales and Service, Environmental Facilities, Safety-Kleen Oil and Safety-Kleen Environmental Services.
We conducted our annual impairment test of goodwill for all of our reporting units as of December 31, 2020 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. In all cases the estimated fair value of each reporting unit significantly exceeded its carrying value. We measure fair value for all of our reporting units using an income approach (a discounted cash flow analysis) which incorporates several estimates and assumptions with varying degrees of uncertainty. The discounted cash flow analyses include estimated cash flows for a discrete period and for a terminal period thereafter. We corroborate our estimates of fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units, as well as performing a reconciliation of the total estimated fair value of all reporting units to our market capitalization.
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. This review is performed by comparing the fair value of indefinite lived intangible asset to its carrying value. We measure fair value for our indefinite lived intangible assets using an income approach (a discounted cash flow analysis) which incorporates several estimates and assumptions with varying degrees of uncertainty, including estimates of future cash flows associated with the intangible assets. If the fair value is less than the carrying value, the impairment loss is measured as the excess of the carrying value of the asset over its fair value. The estimated fair values of the indefinite-lived intangibles exceeded their carrying values at December 31, 2020. However, we will continue to monitor the performance of our indefinite-lived intangible assets, and future events might result in an impairment of indefinite-lived intangible assets.
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
In consideration of historical goodwill impairments for our Oil and Gas Field Services and Lodging Services operations and continued lower than historical results in the oil and gas related industries, specifically in Western Canada, we continue to monitor the carrying value of those businesses’ long-lived assets and assess the risk of asset impairment. We concluded that no events or circumstances have arisen during 2020 which would indicate that the carrying values of those asset groups are not recoverable.
We will continue to evaluate all of our goodwill and other long-lived assets impacted by economic downturns, including the impact of COVID-19 on our operations. The market conditions which could lead to such future impairments are currently most prevalent in Oil and Gas Field Services and Lodging Services operations within our Environmental Sales & Services reporting unit and in our Safety-Kleen Oil reporting unit.
Our future cash flow assumptions and conclusions with respect to goodwill and asset impairments could be impacted by changes arising from (i) a further significant deterioration in market conditions arising from COVID-19, (ii) a sustained period of economic and industrial slowdowns resulting from social distancing guidelines and/or larger scale economic shutdowns, (iii) continued reduced demand for base and blended oil products and an inability to price our oil related products and services to maintain profitability, (iv) inability to scale our operations and implement cost reduction efforts in light of reduced demand or (v) a significant decline in our share price for a sustained period of time. These factors, among others, could significantly impact the impairment analysis and may result in future goodwill or asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
Legal Matters.    As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. As of December 31, 2020, we had reserves of $29.8 million consisting of (i) $24.0 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $5.8 million primarily related to legal claims as well as federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets. In management's opinion, it is not reasonably possible that the potential liability in excess of what is recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily relating to the Canadian dollar. Our philosophy in managing interest rate risk is to maintain a debt portfolio inclusive of both variable and fixed-rate debt so as to limit our interest expense and exposure to interest rate volatility. In 2018, we entered into interest rate swap agreements with the intention of hedging interest rate exposure on a portion of our outstanding LIBOR-based variable rate senior secured term loans. Under the terms of the swaps, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.92% on an initial notional amount of $350.0 million. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of term loans was therefore approximately 4.67% as of December 31, 2020.
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
The following table provides information regarding our fixed and variable rate borrowings at December 31, 2020 (in thousands):

Scheduled Maturity Dates	2021	2022	2023	2024	2025	Thereafter	Total
Senior secured term loans due 2024	$7,535	$7,535	$7,535	$704,556	$—	$—	$727,161
Unsecured senior notes due 2027	—	—	—	—	—	545,000	545,000
Unsecured senior notes due 2029	—	—	—	—	—	300,000	300,000
Long term debt, at par	$7,535	$7,535	$7,535	$704,556	$—	$845,000	$1,572,161
The interest rate on the $545.0 million senior unsecured notes due July 15, 2027 is fixed at 4.875%. Interest payments on this debt are due semiannually on January 15 and July 15 in the amount of $13.3 million upon each date. The interest rate on the $300.0 million senior unsecured notes due July 15, 2029 is fixed at 5.125%. Interest payments on these $300.0 million senior unsecured notes are also due semiannually on January 15 and July 15 in the amount of $7.7 million upon each date.
We continue to have interest rate risk relative to the portion of our term loans which exceeds the $350.0 million of principal which is subject to our interest rate swap agreements. As of December 31, 2020, $377.2 million of those term loans was subject to variable interest rate risk. The effective interest rate on the variable portion of the term loans as of December 31, 2020 was 1.90%. Should the average interest rate on the variable rate portion of our long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $3.7 million.
In addition to the fixed and variable rate borrowings described in the above table, we have a revolving credit agreement with maximum borrowings of up to $400.0 million (with a $300.0 million sub-limit for letters of credit), under which no borrowings were outstanding at December 31, 2020.
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
During 2020, our Canadian subsidiaries transacted a portion of their business in U.S. Dollars and at any period end had cash on deposit in U.S. Dollars and outstanding U.S. Dollar accounts receivable related to those transactions. Those cash and receivable amounts are subject to foreign currency gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. Dollars. Had the Canadian Dollar been 10.0% stronger or weaker against the U.S. Dollar, we would have reported increased or decreased net income of $1.1 million and $5.3 million for the years ended December 31, 2020 and 2019, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Clean Harbors, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Remedial Liabilities - Refer to Note 2, Significant Accounting Policies, and Note 10, Remedial Liabilities, to the financial statements
Critical Audit Matter Description
Remedial liabilities include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. The estimate of remedial liabilities involves an analysis of numerous factors including: (i) the nature and extent of environmental contamination, (ii) the terms of applicable permits and level of regulatory oversight, (iii) the cost of performing the cleanup activities, and (iv) the adjudication of certain complex matters, particularly Superfund sites, involving multiple parties. Remedial liabilities are inherently difficult to estimate and involve a significant amount of judgment. The Company routinely reviews and evaluates the sites for which remedial liabilities have been recognized to determine if there should be changes in the cost estimates. As a result, the valuation of liabilities is subject to material changes as additional information becomes available, particularly as it relates to changes in technologies and changes in laws and regulations that govern the remediation efforts.
Total remedial liabilities recorded as of December 31, 2020 were $114.8 million.

Given the subjectivity and judgment involved in measuring remedial liabilities, auditing remedial liabilities involved especially subjective judgment and an increased extent of effort, including the need to involve our specialists who have expertise in environmental remediation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the remedial liabilities included the following, among others:
•We tested the effectiveness of controls related to the recognition and measurement of remedial liabilities, including those controls over changes in estimates.
•We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts through retrospective reviews.
•We evaluated the methods and assumptions used by management to estimate the remedial liabilities by confirming specific facts and circumstances related to a selection of sites with project managers and other Company personnel responsible for monitoring these sites, including legal counsel.
•With the assistance of auditor specialists who have expertise in environmental matters and specialized skills and training, we evaluated the reasonableness of the Company’s estimates by:
◦Searching for information in the public domain for completeness of sites identified for remediation.
◦Assessing the completeness of the Company’s costs estimate for a selection of sites, specifically, comparing the costs estimates to relevant regulatory guidelines and specifications.
◦Testing the accuracy of the amounts recorded for a selection of sites, specifically, verifying the mathematical accuracy of the calculation, agreeing cost components to supporting documents, and/or developing an independent range of cost estimates.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2021
We have served as the Company's auditor since 2005.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$519,101	$371,991
Short-term marketable securities	51,857	42,421
Accounts receivable, net of allowances aggregating $44,749 and $38,711, respectively	611,534	644,738
Unbilled accounts receivable	55,681	56,326
Inventories and supplies	220,498	214,744
Prepaid expenses and other current assets	67,051	70,688
Total current assets	1,525,722	1,400,908
Property, plant and equipment, net	1,525,298	1,588,151
Other assets:
Operating lease right-of-use assets	150,341	162,206
Goodwill	527,023	525,013
Permits and other intangibles, net	386,620	419,066
Other	16,516	13,560
Total other assets	1,080,500	1,119,845
Total assets	$4,131,520	$4,108,904

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,535	$7,535
Accounts payable	195,878	298,375
Deferred revenue	74,066	73,370
Accrued expenses	295,823	276,540
Current portion of closure, post-closure and remedial liabilities	26,093	23,301
Current portion of operating lease liabilities	36,750	40,979
Total current liabilities	636,145	720,100
Other liabilities:
Closure and post-closure liabilities, less current portion of $13,903 and $7,283, respectively	74,023	68,368
Remedial liabilities, less current portion of $12,190 and $16,018, respectively	102,623	98,155
Long-term debt, less current portion	1,549,641	1,554,116
Operating lease liabilities, less current portion	114,258	121,020
Deferred tax liabilities	230,097	231,337
Other long-term liabilities	83,182	45,995
Total other liabilities	2,153,824	2,118,991
Commitments and contingent liabilities (See Note 17)
Stockholders' equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,772,696 and 55,797,734 shares, respectively	548	558
Additional paid-in capital	582,749	644,412
Accumulated other comprehensive loss	(211,477)	(210,051)
Accumulated earnings	969,731	834,894
Total stockholders' equity	1,341,551	1,269,813
Total liabilities and stockholders' equity	$4,131,520	$4,108,904
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Service revenues	$2,724,584	$2,842,881	$2,709,239
Product revenues	419,513	569,309	591,064
Total revenues	3,144,097	3,412,190	3,300,303
Cost of revenues: (exclusive of items shown separately below)
Service revenues	1,786,718	1,945,021	1,861,975
Product revenues	351,033	442,798	443,576
Total cost of revenues	2,137,751	2,387,819	2,305,551
Selling, general and administrative expenses	451,044	484,054	503,747
Accretion of environmental liabilities	11,051	10,136	9,806
Depreciation and amortization	292,915	300,725	298,625
Income from operations	251,336	229,456	182,574
Other (expense) income, net	(290)	2,897	(4,510)
Loss on early extinguishment of debt	—	(6,131)	(2,488)
(Loss) gain on sale of businesses	(3,376)	687	—
Interest expense, net of interest income of $3,462, $4,227 and $2,958, respectively	(73,120)	(78,670)	(81,094)
Income before provision for income taxes	174,550	148,239	94,482
Provision for income taxes	39,713	50,499	28,846
Net income	$134,837	$97,740	$65,636
Earnings per share:
Basic	$2.43	$1.75	$1.17
Diluted	$2.42	$1.74	$1.16
Shares used to compute earnings per share — Basic	55,479	55,845	56,148
Shares used to compute earnings per share — Diluted	55,690	56,129	56,340
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income	$134,837	$97,740	$65,636
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(8)	(120)	77
Reclassification adjustment for losses on available-for-sale securities included in net income	—	332	—
Unrealized loss on interest rate hedge	(20,970)	(14,401)	(9,579)
Reclassification adjustment for losses on interest rate hedge included in net income	8,180	2,335	806
Foreign currency translation adjustments	11,561	25,130	(42,350)
Unrealized (loss) gain on net pension liability	(189)	44	82
Other comprehensive (loss) income, net of tax	(1,426)	13,320	(50,964)
Comprehensive income	$133,411	$111,060	$14,672

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$134,837	$97,740	$65,636
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	292,915	300,725	298,625
Allowance for doubtful accounts	10,133	2,408	15,817
Amortization of deferred financing costs and debt discount	3,666	3,809	3,846
Accretion of environmental liabilities	11,051	10,136	9,806
Changes in environmental liability estimates	10,698	(332)	2,147
Deferred income taxes	(9,748)	8,005	19,089
Other expense (income), net	290	(2,897)	4,510
Stock-based compensation	18,502	17,816	16,792
Loss (gain) on sale of businesses	3,376	(687)	—
Loss on early extinguishment of debt	—	6,131	2,488
Environmental expenditures	(12,401)	(18,701)	(10,115)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	22,422	(33,271)	(79,563)
Inventories and supplies	(7,933)	(15,869)	(26,958)
Other current and non-current assets	(12,602)	(14,421)	(7,946)
Accounts payable	(80,328)	7,153	46,915
Other current and long-term liabilities	45,719	45,447	12,121
Net cash from operating activities	430,597	413,192	373,210
Cash flows used in investing activities:
Additions to property, plant and equipment	(196,256)	(216,324)	(193,344)
Proceeds from sale and disposal of fixed assets	9,623	11,655	15,445
Acquisitions, net of cash acquired	(8,839)	(29,363)	(151,023)
Additions to intangible assets including costs to obtain or renew permits	(2,029)	(3,904)	(4,688)
Purchases of available-for-sale securities	(70,891)	(35,836)	(44,772)
Proceeds from sale of available-for-sale securities	61,220	51,202	28,723
Proceeds from sale of businesses, net of transactional costs	7,712	4,714	—
Net cash used in investing activities	(199,460)	(217,856)	(349,659)
Cash flows used in financing activities:
Change in uncashed checks	5,404	(3,705)	132
Tax payments related to withholdings on vested restricted stock	(5,331)	(7,429)	(3,266)
Repurchases of common stock	(74,844)	(21,390)	(45,080)
Deferred financing costs paid	(2,171)	(10,079)	(4,027)
Payments on finance leases	(4,469)	(586)	—
Premiums paid on early extinguishment of debt	—	(2,701)	(1,238)
Principal payments on debt	(7,535)	(852,535)	(405,768)
Proceeds from issuance of debt, net of discount	—	845,000	348,250
Borrowings from revolving credit facility	150,000	—	50,000
Payments on revolving credit facility	(150,000)	—	(50,000)
Net cash used in financing activities	(88,946)	(53,425)	(110,997)
Effect of exchange rate change on cash	4,919	3,573	(5,446)
Increase (decrease) in cash and cash equivalents	147,110	145,484	(92,892)
Cash and cash equivalents, beginning of year	371,991	226,507	319,399
Cash and cash equivalents, end of year	$519,101	$371,991	$226,507
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$72,535	$60,852	$89,171
Income taxes paid, net of refunds	53,123	27,035	20,036
Non-cash investing activities:
Property, plant and equipment accrued	3,536	30,964	15,657
Payable for estimated purchase price adjustment	—	—	4,032
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value			Accumulated Earnings
Balance at January 1, 2018	56,501	$565	$686,962	$(172,407)	$673,082	$1,188,202
Net income	—	—	—	—	65,636	65,636
Cumulative effect of change in accounting for stock based compensation	—	—	—	—	(1,564)	(1,564)
Other comprehensive loss	—	—	—	(50,964)	—	(50,964)
Stock-based compensation	—	—	16,792	—	—	16,792
Issuance of common stock for restricted share vesting, net of employee tax withholdings	160	1	(3,267)	—	—	(3,266)
Repurchases of common stock	(814)	(8)	(45,072)	—	—	(45,080)
Balance at December 31, 2018	55,847	558	655,415	(223,371)	737,154	1,169,756
Net income	—	—	—	—	97,740	97,740
Other comprehensive income	—	—	—	13,320	—	13,320
Stock-based compensation	—	—	17,816	—	—	17,816
Issuance of common stock for restricted share vesting, net of employee tax withholdings	249	3	(7,432)	—	—	(7,429)
Repurchases of common stock	(298)	(3)	(21,387)	—	—	(21,390)
Balance at December 31, 2019	55,798	558	644,412	(210,051)	834,894	1,269,813
Net income	—	—	—	—	134,837	134,837
Other comprehensive loss	—	—	—	(1,426)	—	(1,426)
Stock-based compensation	—	—	18,502	—	—	18,502
Issuance of common stock for restricted share vesting, net of employee tax withholdings	179	2	(5,333)	—	—	(5,331)
Repurchases of common stock	(1,204)	(12)	(74,832)	—	—	(74,844)
Balance at December 31, 2020	54,773	$548	$582,749	$(211,477)	$969,731	$1,341,551
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) OPERATIONS
Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is a leading provider of environmental and industrial services throughout North America. The Company is also the largest re-refiner and recycler of used oil and the largest provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
A novel strain of coronavirus ("COVID-19") was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies experienced significant disruptions in their operations, workforce and markets served, also resulting in a significant reduction in the demand for petroleum-based products. Areas of the Company's businesses and operations were adversely impacted by the effects of COVID-19 when circumstances surrounding and responses to the pandemic, including stay-at-home orders, began to materialize in North America. These disruptions had a significant impact on the Company's operating results for the year ended December 31, 2020. The Company expects that operations will continue to be impacted. The full extent of the ongoing COVID-19 pandemic and the resulting changes in demand for oil and the impact on the Company's operations is uncertain. A prolonged disruption could have a material adverse impact on financial results and business operations of the Company.
(2) SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements of the Company reflect the application of certain significant accounting policies as described below:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Clean Harbors, Inc. and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported subtotals.
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
Marketable Securities
The Company, through its wholly-owned captive insurance subsidiary, invests in marketable securities consisting of U.S. Treasury securities, corporate notes and bonds and commercial paper. As of December 31, 2020 and 2019, the Company had

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
total marketable securities and cash equivalents as follows (in thousands):

	December 31, 2020	December 31, 2019
Commercial paper	$—	$2,395
Total cash equivalents	—	2,395
U.S. Treasury securities	28,901	12,406
Corporate notes and bonds	22,956	26,678
Commercial paper	—	3,337
Total marketable securities	51,857	42,421
Total	$51,857	$44,816
Realized gains and losses on sales of available-for-sale marketable securities in the years presented were immaterial. The majority of the marketable securities have a remaining maturity of less than one year and fair value approximates cost.
Allowances for Doubtful Accounts
On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on an evaluation of certain criteria and evidence of collection certainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company's internal collection efforts have been deemed unsuccessful in collecting the outstanding balance due.
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
Inventories and Supplies
Inventories are stated at the lower of cost or market. The cost of oil and oil products is principally determined on a first-in, first-out ("FIFO") basis. The cost of supplies and drums, solvent and solution and other inventories is determined on a FIFO basis. The Company continually reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.
Property, Plant and Equipment, net (excluding landfill assets and finance lease right of use assets)
Property, plant and equipment, net is stated at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. Gains and losses on the sale of property, plant and equipment are included in other (expense) income, net. During the construction and development period of an asset, the costs incurred are classified as construction-in-progress. When the asset is ready for its intended use, the asset is reclassified to an appropriate asset classification and depreciation or amortization commences. The Company depreciates and amortizes the capitalized cost

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of these assets, using the straight-line method as follows:

Asset Classification	Estimated Useful Life
Buildings and building improvements
Buildings	20-42 years
Leasehold and building improvements	2-45 years
Camp and lodging equipment	8-15 years
Vehicles	2-15 years
Equipment
Capitalized software and computer equipment	3-5 years
Containers and railcars	8-16 years
All other equipment	4-30 years
Furniture and fixtures	5-8 years
The Company tests asset groups for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment in the carrying value of long-lived assets is recognized if the expected future undiscounted cash flows derived from the assets, or group of assets, are less than their carrying value. The Company did not record any impairment charges related to long-lived assets in the periods presented.
Goodwill
Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value of the net assets acquired. Goodwill is reviewed for impairment annually as of December 31, or when events or circumstances indicate that the carrying value of the reporting unit may exceed its fair value. If the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company did not recognize any impairment losses in any of the periods presented. See Note 7, "Goodwill and Other Intangible Assets," for additional information related to the Company's goodwill impairment tests.
Permits and Other Intangibles
Costs related to acquiring licenses, permits and intangible assets, such as legal fees, site surveys, engineering costs and other expenditures are capitalized. Other intangible assets consist primarily of customer and supplier relationships, trademarks and trade names and non-compete agreements.
Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods ranging from five to 30 years on a straight-line basis. Finite-lived intangible assets are amortized on a straight-line basis over their respective useful lives, which range from five to 20 years.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
considered in calculating the recoverability of a landfill asset, the Company may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time the Company makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $10.9 million, $12.3 million and $10.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Changes in the determination of when the landfill will cease accepting waste, either through a business decision by the Company, determination that expansion capacity should no longer be considered probable or changes in estimates on annual airspace consumption, will impact the amortization expense of the landfill assets. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is highly probable of ultimately being permitted. As of December 31, 2020, there were no unpermitted expansions included in the Company's landfill accounting model. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability.
As of December 31, 2020, the Company had 9 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining Lives (Years)	Permitted Remaining Highly Probable Airspace (cubic yards) (in thousands)
Buttonwillow	California	22	5,739
Deer Park	Texas	2	67
Deer Trail	Colorado	27	1,629
Grassy Mountain	Utah	41	4,710
Kimball	Nebraska	6	144
Lambton	Ontario, Canada	51	4,633
Lone Mountain	Oklahoma	32	3,803
Ryley	Alberta, Canada	5	575
Sawyer	North Dakota	68	3,416
			24,716
At December 31, 2020 and 2019, the Company had no cubic yards of permitted, but not highly probable, airspace.
The following table presents the remaining highly probable airspace from January 1, 2018 through December 31, 2020 (in thousands of cubic yards):

	2020	2019	2018
Remaining capacity, beginning of year	28,494	29,760	31,113
Changes in highly probable airspace, net	(2,962)	—	(223)
Consumed	(816)	(1,266)	(1,130)
Remaining capacity, end of year	24,716	28,494	29,760
During the year ended December 31, 2020, the Company took actions to begin the closure of two of the Company's commercial landfill sites, Altair and Westmorland, and is therefore classifying these landfills as inactive as of December 31, 2020. During 2020, the Altair landfill, a non-hazardous landfill, reached permitted capacity. Airspace consumed from the Altair landfill in the years ended December 31, 2020, 2019 and 2018 was 25, 132 and 127 thousand cubic yards, respectively. During 2020, the Company decided to close the Westmorland landfill, a hazardous landfill, due to the costs of obtaining and

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
maintaining permits and operating the landfill. No airspace had been consumed at the Westmorland landfill in the years ended December 31, 2020, 2019 and 2018. The change in the highly probable airspace, net in the table above is predominately the result of the Company's decision to close the Westmorland and Altair landfills.
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2020 and 2019 was $48.4 million and $39.4 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
Final closure costs are the costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs generally include the costs required to cap the final cell of the landfill (if not included in cell closure), the costs required to dismantle certain structures for landfills and other landfill improvements, and regulation-mandated groundwater monitoring and leachate management. Post-closure costs involve the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. These costs generally include groundwater monitoring and leachate management. Regulatory post-closure periods are generally 30 years after landfill closure. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations are fully accrued at the date the landfill ceases accepting waste.
Cell closure, final closure and post-closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during both 2020 and 2019) and discounted at the Company's credit-adjusted risk-free interest rate (5.60% and 6.02% during 2020 and 2019, respectively).
Non-Landfill Closure and Post-Closure Liabilities
The balance of non-landfill closure and post-closure liabilities at December 31, 2020 and 2019 was $39.5 million and $36.3 million, respectively. Non-landfill closure and post-closure obligations arise when the Company commences non-landfill facility operations and include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs as required by the closure permit. Post-closure periods are performance-based and are not typically specified in terms of years in the closure permit, but generally range from 10 to 30 years or more.
The Company records its non-landfill closure and post-closure liability by: (i) estimating the current cost of closing a non-landfill facility and the post-closure care of that facility, if required, based upon the closure plan that the Company is required to follow under its operating permit, or in the event the facility operates with a permit that does not contain a closure plan, based upon legally enforceable closure commitments made by the Company to various government agencies; (ii) estimates as to when future operations may cease; (iii) cost estimates of closing the non-landfill facility using the inflation rate to the time of closing; and (iv) discounting the future value back to the present using the credit-adjusted risk-free interest rate.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Remedial Liabilities
The balance of remedial liabilities at December 31, 2020 and 2019 was $114.8 million and $114.2 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired in the last 18 years and Superfund sites owned by third parties for which the Company, or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations, have been identified as potentially responsible parties ("PRPs") or potential PRPs. The Company's estimate of remedial liabilities involves an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. The measurement of remedial liabilities is reviewed at least quarterly and changes in estimates are recognized in the consolidated statements of operations when identified.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the Chemical Services Division of Safety-Kleen ("CSD") assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 130 Superfund sites as of December 31, 2020. The Company periodically reviews and evaluates sites requiring remediation giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a liability is recognized.
Remedial liabilities are inherently difficult to estimate. Estimating remedial liabilities requires that the existing environmental contamination be understood. There are risks that the actual quantities of contaminants differ from the results of the site investigation, and that contaminants exist that have not been previously identified. In addition, the amount of remedial liabilities recorded is dependent on the remedial method selected. There is a risk that funds will be expended on a remedial solution that is not successful, which could result in the Company incurring the incremental costs of an alternative solution. Such estimates, which are subject to change, are subsequently revised if and when additional or new information becomes available.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Self-Insurance Liabilities
The Company self-insures a significant portion of expected losses related to workers' compensation, employee medical, comprehensive general liability and vehicle liability. Liabilities associated with these losses are recorded based on the Company's estimates of the ultimate cost to settle incurred claims. These recorded liabilities are estimated based on independent actuarial estimates and judgments which consider the frequency and settlement amount of historical claims data.
Revenue Recognition
The Company generates service and product revenues through the following operating segments: Environmental Services and Safety-Kleen. The Company recognizes revenue when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The majority of the Company’s revenues are for services, which are recognized based on time and materials incurred at contractually agreed-upon rates. Product revenues are recognized when the products are delivered and control transfers to the customer. The Company’s payment terms vary by the type and location of its customers and the products or services offered. The periods between invoicing and when payments are due are not significant. Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in costs of revenues. In the course of operations, the Company collects sales tax and other excise taxes from its customers and recognizes a current liability, which is then relieved when the taxes are remitted to the appropriate government authorities. The Company excludes sales and other excise taxes that it collects from customers from its revenues.
The Company's Environmental Services operating segment generally has the following three sources of revenue:
Technical Services—Technical Services revenues are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, using time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e. the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the disposal services are completed. The period between collection and transportation and the final processing and disposal ranges depending on location of the customer, but generally is measured in days.
Field and Emergency Response Services—Field Services revenues are generated from cleanup services at customer sites or other locations. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental emergencies include any scale from man-made disasters such as oil spills, to natural disasters such as hurricanes. More recently, demand has increased for projects involving contagion disinfection, decontamination and disposal services in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Industrial Services and Other—Industrial Services revenues are generated from industrial and specialty services provided to refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, decoking and pigging, chemical cleaning, high and ultra-high pressure water cleaning, pipeline inspection and coating services, large tank and surface impoundment cleaning, oilfield transport, daylighting, production services and upstream energy services, such as exploration and drilling for industrial oil and gas customers. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
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
Foreign Currency
The Company has international operations, substantially all of which are located in Canada from an operational perspective with more limited administrative support services located in India. The functional currencies of foreign operations are the local currency and therefore assets and liabilities of those foreign operations are translated to U.S. Dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into U.S. Dollars are included in stockholders' equity as a component of accumulated other comprehensive loss. Gains and losses from transactions not denominated in the functional currency of an entity are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are remeasured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the consolidated statements of operations.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was $9.0 million in 2020, $9.8 million in 2019 and $10.5 million in 2018.
Government Grants
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in response to the widespread economic impact of the COVID-19 pandemic, providing companies, among other things, tax credits for a portion of wages paid to qualifying employees. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy ("CEWS") to help employers offset a portion of their employee wages.
During the year ended December 31, 2020, the Company recorded a benefit of $42.3 million as an offset to the related operating expenses in either cost of revenues or selling, general and administrative expenses for the eligible employee retention

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
credit under the CARES Act and the subsidy under CEWS, as amended. The benefits received under these government sponsored programs do not require repayment.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. In addition, the Company issues awards with performance targets established at the grant date. The expense for these awards is recognized over the requisite service period when management believes it is probable those performance targets will be achieved. The fair value of the Company's grants are based on the closing price of the Company's common stock on the respective dates of grant. Forfeitures are recognized as they occur. Stock-based compensation is recognized in selling, general and administrative expense.
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
The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Liabilities for unrecognized tax benefits are included within other long-term liabilities in the consolidated balance sheets.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the consolidated statements of operations. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheet.
Earnings per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.
Leases
The Company’s leases predominately relate to real estate, equipment, such as vehicles and industrial equipment utilized in operations, and rail cars utilized in connection with the Company’s transportation needs. Contracts are reviewed at inception to determine if the arrangement is a lease and, if so, whether it is an operating or finance lease. For all of its leases, the Company has elected not to separate lease and nonlease components, such as common area maintenance.
The Company generally enters into long-term real estate leases with three to ten-year terms and long-term non-real estate leases with two to eight-year terms. In the normal course of business, the Company also enters into short-term leases having terms of less than one-year. These leases are generally equipment leases entered into for short periods of time (e.g. daily, weekly or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed or seasonality factors. The Company has elected not to recognize right of use ("ROU") assets and lease liabilities for these short-term leases. Expense for all such short-term leases is disclosed as short-term lease cost as shown in Note 18, "Leases."
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain of the Company's real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in its determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred. The variable lease cost will also include the Company’s portion of property tax, utilities and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. Certain of the equipment and rail car leases transfer ownership upon the conclusion of the lease term and as such, are classified as finance leases. Leases containing purchase options are classified as finance leases only when it is reasonably certain that the Company will execute such options.
The Company uses its incremental borrowing rate on collateralized debt based on the information available at the lease commencement date in determining the present value of future lease payments as the implicit rate is typically not readily determinable.
For operating leases, lease cost is recognized on a straight-line basis over the lease term and is included in cost of revenues or selling, general and administrative expenses depending on the use of the asset. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the leased asset and interest expense is recognized based on the incremental borrowing rate. Amortization and interest expense for finance leases are included in depreciation and amortization and interest expense, net of interest income, respectively.
The Company adopted Accounting Standards Codification 842, Leases ("ASC 842"), on January 1, 2019 using the modified retrospective method of adoption. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historical accounting methodology pursuant to Accounting Standards Codification 840, Leases. The standard did not have a material impact on the consolidated statements of operations or cash flows.
(3) REVENUES
Disaggregation of Revenue
We disaggregate the Company’s third-party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors (in thousands):

	For the year ended December 31, 2020
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,690,256	$1,049,975	$(674)	$2,739,557
Canada	313,825	89,751	964	404,540
Total third-party revenues	$2,004,081	$1,139,726	$290	$3,144,097

Sources of Revenue (1)
Technical Services	$1,062,714	$—	$—	$1,062,714
Field and Emergency Response Services	461,036	—	—	461,036
Industrial Services and Other	480,331	—	290	480,621
Safety-Kleen Environmental Services	—	809,236	—	809,236
Safety-Kleen Oil	—	330,490	—	330,490
Total third-party revenues	$2,004,081	$1,139,726	$290	$3,144,097

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31, 2019
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,721,322	$1,220,096	$(586)	$2,940,832
Canada	371,041	98,595	1,722	471,358
Total third-party revenues	$2,092,363	$1,318,691	$1,136	$3,412,190

Sources of Revenue (1)
Technical Services	$1,120,043	$—	$—	$1,120,043
Field and Emergency Response Services	340,906	—	—	340,906
Industrial Services and Other (2)	631,414	—	1,136	632,550
Safety-Kleen Environmental Services	—	851,520	—	851,520
Safety-Kleen Oil	—	467,171	—	467,171
Total third-party revenues	$2,092,363	$1,318,691	$1,136	$3,412,190

	For the year ended December 31, 2018
	Environmental Services	Safety-Kleen	Corporate	Total
Primary Geographical Markets
United States	$1,598,402	$1,196,661	$1,082	$2,796,145
Canada	405,441	98,694	23	504,158
Total third-party revenues	$2,003,843	$1,295,355	$1,105	$3,300,303

Sources of Revenue (1)
Technical Services	$1,037,388	$—	$—	$1,037,388
Field and Emergency Response Services	304,727	—	—	304,727
Industrial Services and Other (3)	661,728	—	1,105	662,833
Safety-Kleen Environmental Services	—	795,077	—	795,077
Safety-Kleen Oil	—	500,278	—	500,278
Total third-party revenues	$2,003,843	$1,295,355	$1,105	$3,300,303
_____________________
(1)All revenue except oil and oil product sales within Safety-Kleen Oil and product sales within Safety-Kleen Environmental Services, which include various automotive related fluids, shop supplies and direct blended oil sales, are recognized over time. Safety-Kleen Oil and Safety-Kleen Environmental Services product sales are recognized at a point in time.
(2)Environmental Services third-party revenues of $117.0 million and Corporate third party revenues of $1.1 million previously reported as Oil, Gas and Lodging Services and Other for the year ended December 31, 2019 are now reported within Industrial Services and Other based on relative materiality to the business.
(3)Environmental Services third-party revenues of $119.8 million and Corporate third party revenues of $1.1 million previously reported as Oil, Gas and Lodging Services and Other for the year ended December 31, 2018 are now reported within Industrial Services and Other based on relative materiality to the business.
Contract Balances

(in thousands)	December 31, 2020	December 31, 2019
Receivables	$611,534	$644,738
Contract assets (unbilled receivables)	55,681	56,326
Contract liabilities (deferred revenue)	74,066	73,370
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time,

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Variable Consideration
The nature of the Company's contracts give rise to certain types of variable consideration, including in limited cases volume discounts. Accordingly, management establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience, anticipated performance and management's best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
The Company’s contract costs that are subject to capitalization are comprised of costs associated with parts washer services and costs associated with the treatment and disposal of waste. As of December 31, 2020 and 2019, the Company's deferred contract costs totaled $22.8 million and $21.7 million, respectively. Deferred parts washer costs are recognized over the service interval as the customer receives the benefit of the services, and deferred costs related to treatment and disposal of waste are recognized when the corresponding waste is disposed. Deferred costs are included within total current assets in the Company’s consolidated balance sheets. The deferred contract cost balances at the beginning of each period presented were fully recognized in cost of revenue in the subsequent three-month period.
(4) BUSINESS COMBINATIONS
2020 Acquisition
On April 17, 2020, the Company acquired a privately-owned business for $8.8 million cash consideration. The acquired company expands the Safety-Kleen segment's oil re-refining operations to the northeast United States. In connection with this acquisition, a preliminary goodwill amount of $1.4 million was recognized. The results of operations of this acquired business were not material in 2020.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Oil and oil related products	$76,209	$75,408
Supplies and drums	120,007	115,128
Solvent and solutions	8,812	9,973
Other	15,470	14,235
Total inventories and supplies	$220,498	$214,744
Supplies and drums inventories consist primarily of drums and containers used in providing the Company's products and services, critical spare parts to support the Company's incinerator and re-refinery operations, and personal protective equipment. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$139,776	$131,023
Asset retirement costs (non-landfill)	16,407	15,924
Landfill assets	191,687	182,276
Buildings and improvements (1)	509,804	499,159
Camp equipment	159,021	158,277
Vehicles (2)	844,026	785,056
Equipment (3)	1,807,235	1,779,366
Furniture and fixtures	7,082	6,054
Construction in progress	24,378	36,679
	3,699,416	3,593,814
Less - accumulated depreciation and amortization	2,174,118	2,005,663
Total property, plant and equipment, net	$1,525,298	$1,588,151
___________________________________
(1) Balances inclusive of gross ROU assets classified as finance leases of $8.9 million and $31.0 million, respectively.
(2) Balances inclusive of gross ROU assets classified as finance leases of $47.2 million and $2.4 million, respectively.
(3) December 31, 2020 balance inclusive of gross ROU assets classified as finance leases of $9.3 million.
Depreciation expense, inclusive of landfill and finance lease amortization was $257.1 million, $265.5 million and $264.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Environmental Services	Safety-Kleen	Totals
Balance at January 1, 2019	$207,019	$307,170	$514,189
Increase from current period acquisitions	7,378	5,225	12,603
Measurement period adjustments from prior period acquisitions	(2,675)	(1,355)	(4,030)
Foreign currency translation	809	1,442	2,251
Balance at December 31, 2019	$212,531	$312,482	$525,013
Increase from current period acquisition	—	1,439	1,439
Measurement period adjustments from prior period acquisitions	23	—	23
Decrease from disposition of businesses	(674)	—	(674)
Foreign currency translation	506	716	1,222
Balance at December 31, 2020	$212,386	$314,637	$527,023
The Company regularly assesses goodwill for impairment when it is more likely than not that events or changes in the business environment ("triggering events") would reduce the fair value of a reporting unit below its carrying value. The Company considered the effects of COVID-19 and evolving changes in demand and pricing for oil during 2020 but concluded that there were no triggering events requiring an impairment assessment.
Goodwill impairment is also tested annually. The Company conducted its annual impairment test of goodwill as of December 31, 2020 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases, the estimated fair values of the reporting units significantly exceeded the respective carrying values.
Significant judgments and unobservable inputs categorized as Level 3 in the fair value hierarchy are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. The Company believes that the assumptions used in its impairment tests are reasonable, but variations in any of the assumptions may result in different measurements of fair values.
The impacts of any adverse business and market conditions which may impact the overall performance of the Company's reporting units will continue to be monitored. If the Company's reporting units do not achieve the financial performance that the Company expects, or if the impact of the COVID-19 pandemic and macroeconomic factors on the Company and its customers result in significant prolonged changes in demand for our products and services, it is possible that goodwill impairment charges may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020 and 2019, the Company's finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$183,766	$95,033	$88,733	$184,235	$87,228	$97,007
Customer and supplier relationships	382,083	211,895	170,188	401,696	207,884	193,812
Other intangible assets	39,287	34,744	4,543	38,331	33,018	5,313
Total amortizable permits and other intangible assets	605,136	341,672	263,464	624,262	328,130	296,132
Trademarks and trade names	123,156	—	123,156	122,934	—	122,934
Total permits and other intangible assets	$728,292	$341,672	$386,620	$747,196	$328,130	$419,066
The Company regularly monitors and assesses whether events or changes in circumstances relative to the Company's business might indicate that future cash flows attributable to the Company's asset groups may not be sufficient to recover the current value of those assets. During the periods presented, there were no events or changes in circumstances which would indicate that the carrying values of the Company's asset groups would not be recoverable and thus no impairment charge was recorded related to the Company's long-lived assets. If expectations of future cash flows were to decrease in the future as a result of worse than expected or prolonged periods of depressed activity, including prolonged macroeconomic impacts from the COVID-19 pandemic as noted above, future impairments may become evident.
Amortization expense of permits and other intangible assets for the years ended December 31, 2020, 2019 and 2018 were $35.8 million, $35.2 million and $34.4 million, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2020 is as follows (in thousands):

Years ending December 31,	Expected Amortization
2021	$30,163
2022	29,911
2023	25,587
2024	24,092
2025	23,121
Thereafter	130,590
$263,464
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued insurance	$77,514	$74,376
Accrued interest	19,697	21,222
Accrued compensation and benefits	81,437	72,473
Accrued income, real estate, sales and other taxes	25,843	35,749
Interest rate swap liability	33,630	20,840
Accrued other	57,702	51,880
	$295,823	$276,540
As of December 31, 2020 and 2019, accrued insurance included employee medical insurance costs of $9.4 million and $14.3 million, respectively, and accruals for losses under our workers' compensation, comprehensive general liability and vehicle liability self-insurance programs of $65.6 million and $59.4 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued compensation and benefits increased from the comparable period in 2019 primarily due to an increase in payroll tax payable of $17.0 million due to the deferral of employer payroll tax payments under the CARES Act which are due to be repaid in the fourth quarter of 2021. This increase was partially offset by decreases in accrued payroll of $4.8 million and accrued bonuses of $3.5 million.
The increase in the fair value of the interest rate swap liability from December 31, 2019 is mainly due to changes in variable interest rates. For additional information relating to the derivative liability, see Note 11, "Financing Arrangements."
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2019 through December 31, 2020 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2019	$37,809	$32,122	$69,931
Liabilities assumed in acquisitions	—	220	220
New asset retirement obligations	2,705	—	2,705
Accretion	2,772	2,829	5,601
Changes in estimates recorded to consolidated statement of operations	248	2,437	2,685
Changes in estimates recorded to consolidated balance sheet	3,303	562	3,865
Expenditures	(7,718)	(2,121)	(9,839)
Currency translation and other	282	201	483
Balance at December 31, 2019	39,401	36,250	75,651
Liabilities assumed in acquisitions	—	265	265
New asset retirement obligations	2,101	—	2,101
Accretion	3,254	3,399	6,653
Changes in estimates recorded to consolidated statement of operations	6,465	103	6,568
Changes in estimates recorded to consolidated balance sheet	481	201	682
Expenditures	(3,445)	(753)	(4,198)
Currency translation and other	155	49	204
Balance at December 31, 2020	$48,412	$39,514	$87,926
During 2020, the Company took actions to begin the closure of two of its commercial landfill sites. The Altair landfill was closed because it had reached permitted capacity. The Westmorland landfill was closed due to the costs of obtaining and maintaining permits and operating the landfill. The 2020 environmental changes in estimates recorded to the consolidated statement of operations included $6.8 million related to the closure of these two commercial landfills. The 2019 environmental changes in estimates recorded to the consolidated statements of operations included $2.3 million related to increased facility closure costs at one of our locations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Year ending December 31,
2021	$14,941
2022	7,816
2023	16,181
2024	6,868
2025	5,628
Thereafter	269,477
Undiscounted closure and post-closure liabilities	320,911
Less: Discount at credit-adjusted risk-free rate	(159,164)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(73,821)
Present value of closure and post-closure liabilities	$87,926
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2019 through December 31, 2020 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2019	$1,838	$65,315	$53,864	$121,017
Accretion	88	2,639	1,808	4,535
Changes in estimates recorded to consolidated statement of operations	(17)	(913)	(2,087)	(3,017)
Expenditures	(59)	(5,079)	(3,724)	(8,862)
Currency translation and other	1	29	470	500
Balance at December 31, 2019	1,851	61,991	50,331	114,173
Accretion	90	2,607	1,701	4,398
Changes in estimates recorded to consolidated statement of operations	(15)	2,873	1,272	4,130
Expenditures	(61)	(4,332)	(3,810)	(8,203)
Currency translation and other	—	(79)	394	315
Balance at December 31, 2020	$1,865	$63,060	$49,888	$114,813
During 2020, the Company increased its remedial liabilities for an inactive site and a Superfund site by $3.3 million and $1.8 million, respectively, due to updated regulatory remediation requirements received during the year. In 2019, the net reduction in the Company's remedial liabilities from changes in estimates recorded to the consolidated statement of operations was $3.0 million and primarily related to reductions in estimates for remedial activities at five locations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Anticipated payments at December 31, 2020 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter were as follows (in thousands):

Year ending December 31,
2021	$12,718
2022	19,275
2023	11,420
2024	9,073
2025	6,526
Thereafter	75,915
Undiscounted remedial liabilities	134,927
Less: Discount	(20,114)
Total remedial liabilities	$114,813
The following tables show, respectively, (i) the amounts of such estimated liabilities associated with the types of facilities and sites involved and (ii) the amounts of such estimated liabilities associated with each facility or site which represents at least 5% of the total and with all other facilities and sites as a group and as of December 31, 2020.
Estimates based on type of facility or site (in thousands, except percentages):

Type of Facility or Site	Remedial Liability	% of Total	Reasonably Possible Additional Liabilities (1)
Facilities now used in active conduct of the Company's business (37 facilities)	$42,151	36.7%	$10,565
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (27 facilities)	63,060	54.9	10,716
Superfund sites (16 sites)	9,602	8.4	960
Total	$114,813	100.0%	$22,241
___________________________________
(1)Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Estimates based on amount of potential liability (in thousands, except percentages):

Location	Type of Facility or Site	Remedial Liability(1)	% of Total	Reasonably Possible Additional Liabilities(2)
Baton Rouge, LA	Closed incinerator and landfill	$25,650	22.3%	$4,208
Bridgeport, NJ	Closed incinerator	17,832	15.5	2,510
Mercier, Quebec	Idled incinerator and legal proceedings	11,158	9.7	1,157
Linden, NJ	Operating solvent recycling center	7,220	6.3	758
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (60 facilities)	43,351	37.8	12,648
Various	Superfund sites (each representing less than 5% of total liabilities) (16 sites)	9,602	8.4	960
Total		$114,813	100.0%	$22,241
_________________________________
(1)$24.0 million of the $114.8 million remedial liabilities include estimates related to the legal and administrative proceedings discussed in Note 17, "Commitments and Contingencies," as well as other such estimated remedial liabilities.
(2)Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.
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
(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company's financing arrangements (in thousands):

Current Debt:	December 31, 2020	December 31, 2019
Secured senior term loans ("Term Loans")	$7,535	$7,535

Long-Term Debt:
Secured senior Term Loans due June 30, 2024	$719,626	$727,162
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	1,564,626	1,572,162
Unamortized debt issuance costs and premium, net	(14,985)	(18,046)
Long-term debt, at carrying value	$1,549,641	$1,554,116
Financing Activities
Unsecured Senior Notes. On July 2, 2019, the Company completed a private placement of $545.0 million aggregate principal amount of 2027 Notes and $300.0 million aggregate principal amount of 2029 Notes (collectively, the "Notes"). The 2027 Notes will mature on July 15, 2027, and the 2029 Notes will mature on July 15, 2029. Interest payments on each series of the Notes are paid semiannually on January 15 and July 15.
The Company may redeem all or any portion of the 2027 Notes prior to July 15, 2022 or the 2029 Notes prior to July 15, 2024 at a redemption price equal to 100% of the principal amount redeemed plus a make whole premium as of the date of redemption including accrued and unpaid interest, if any, up to the date of redemption. Additionally, prior to July 15, 2022 for

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the 2027 Notes and July 15, 2024 for the 2029 Notes, the Company may use cash proceeds of one or more equity offerings to redeem up to 35% in aggregate principal of the 2027 Notes or the 2029 Notes at a redemption price equal to 104.875% or 105.125%, respectively, plus accrued and unpaid interest thereon, if any, up to the date of redemption.
After the dates in the preceding paragraph, the Company may redeem all or any portion of the Notes which remain outstanding at any time upon proper notice at the following redemption prices if redeemed during the twelve-month period commencing on July 15 of the years set forth below plus accrued and unpaid interest, if any, up to the date of redemption:
2027 Notes

Year	Percentage
2022	102.438%
2023	101.219%
2024 and thereafter	100.000%
2029 Notes

Year	Percentage
2024	102.563%
2025	101.281%
2026 and thereafter	100.000%
Concurrently with the closing of the Notes in July 2019, the Company repurchased an aggregate principal amount of $845.0 million of previously outstanding notes due in 2021 ("2021 Notes") using a combination of the net proceeds from the sale of the Notes and available cash. The total amount paid in repurchasing the 2021 Notes was $850.2 million, including $4.0 million of accrued interest. In connection with this repurchase of the 2021 Notes, the Company recorded a loss on early extinguishment of debt of $6.1 million during the year ended December 31, 2019.
The Notes and the related indenture contain various customary non-financial covenants and are guaranteed by substantially all of the Company’s current and future domestic subsidiaries. The Notes are effectively subordinated to the loan agreement under which the Company's Term Loans are outstanding, revolving credit facility and finance lease obligations to the extent of the value of the assets securing such secured indebtedness. The Notes are also effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries that are not guarantors of the Notes.
Senior Secured Term Loans. On July 19, 2018, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into an Incremental Facility Amendment (the “Incremental Facility Amendment”) to the Company’s Term Loans. The Incremental Facility Amendment increased the principal amount of the Term Loans outstanding by $350.0 million. The total Term Loans outstanding will mature on June 30, 2024 and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans. The Company’s obligations under the Term Loans are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors. The applicable interest rate margins for the Term Loans are 1.75% for Eurocurrency borrowings and 0.75% for base rate borrowings. The effective annual interest rate of the Term Loans on December 31, 2020 was 1.90%.
Concurrently with the closing on July 19, 2018 of the Incremental Facility Amendment, the Company repurchased $322.0 million aggregate principal of previously outstanding unsecured senior notes. The total amount paid to repurchase those notes was $330.9 million inclusive of $7.9 million of accrued interest and $1.0 million of debt redemption fees. On August 1, 2018, the Company redeemed the remaining $78.0 million of principal of those previously outstanding notes. In connection with this redemption, the Company recorded a loss on early extinguishment of debt of $2.5 million during the year ended December 31, 2018.
As of December 31, 2020 and December 31, 2019, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $1.6 billion. The Company’s estimates of the fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
Revolving Credit Facility. On October 28, 2020, the Company and one of the Company's subsidiaries (the "Canadian Borrower") entered into an amended and restated credit agreement for the Company's revolving credit facility with Bank of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
America, N.A. (“BofA”), as agent for the lenders under the facility (the "Agent"). Under the amended and restated facility, the Company has the right to obtain revolving loans and letters of credit for a combined maximum of up to $350.0 million (with a sub-limit of $250.0 million for letters of credit) and the Canadian Borrower has the right to obtain revolving loans and letters of credit for a combined maximum of up to $50.0 million. Availability under the U.S. line is subject to a borrowing base primarily comprised of 85% of the eligible accounts receivable of the Company and its U.S. subsidiaries plus 100% of cash deposited in a controlled account with the Agent, and availability under the Canadian line is subject to a borrowing base primarily comprised of 85% of the eligible accounts receivable of the Company’s Canadian subsidiaries plus 100% of cash deposited in a controlled account with the Agent’s Canadian affiliate. Subject to certain conditions, the revolving credit facility will expire on October 28, 2025.
Borrowings under the revolving credit facility bear interest at a rate of, at the Company’s option, either (i) LIBOR plus an applicable margin ranging from 1.50% to 1.75% per annum based primarily on the level of the Company’s average liquidity for the most recent 30 day period or (ii) BofA’s base rate plus an applicable margin ranging from 0.50% to 0.75% per annum based primarily on such average liquidity. There is also an unused line fee, calculated on the then unused portion of the lenders’ $400.0 million maximum commitments, ranging from 0.25% to 0.375% per annum of the unused commitment. For outstanding letters of credit, the Company pays to the lenders a fee equal to the then applicable LIBOR margin described above, and to the issuing banks a standard fronting fee and customary fees and charges in connection with all amendments, extensions, draws and other actions with respect to letters of credit. In the event that LIBOR ceases to be available during the term of the revolving credit facility, the amended and restated credit agreement provides procedures to determine a LIBOR successor rate.
The Company utilizes letters of credit issued under the revolving credit facility primarily as security for our insurance program that includes casualty and financial assurance.
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
On March 31, 2020, the Company borrowed $150.0 million under the revolving credit facility. The Company repaid the full amount of the borrowing during 2020. The revolving credit facility had no outstanding loan balances at December 31, 2020 and 2019 and had availability of $264.0 million and outstanding letters of credit of $120.6 million at December 31, 2020.
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
The Company recognizes derivative instruments as either assets or liabilities on the consolidated balance sheet at fair value. No ineffectiveness has been identified on these swaps and, therefore the change in fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings.
As of December 31, 2020 and December 31, 2019, the Company recorded a derivative liability with a fair value of $33.6 million and $20.8 million, respectively, within accrued expenses in connection with these cash flow hedges.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Domestic	$168,117	$156,571	$115,070
Foreign	6,433	(8,332)	(20,588)
Total	$174,550	$148,239	$94,482
The provision for income taxes consisted of the following (in thousands, except percentages):

	For the years ended December 31,
	2020	2019	2018
Current:
Federal	$33,327	$20,482	$(7,677)
State	14,575	14,564	12,653
Foreign	1,559	7,448	4,781
	49,461	42,494	9,757
Deferred
Federal	(965)	7,933	19,899
State	(2,506)	550	(1,205)
Foreign	(6,277)	(478)	395
	(9,748)	8,005	19,089
Provision for income taxes	$39,713	$50,499	$28,846

Effective tax rate	22.8%	34.1%	30.5%
The Company's effective income tax rate varied from the amount computed using the statutory federal income tax rate of 21% as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Tax expense at US statutory rate	$36,655	$31,130	$19,841
State income taxes, net of federal benefit	9,837	10,597	8,711
Foreign rate differential	1,256	276	(1,124)
Valuation allowance	(11,339)	4,459	10,466
Uncertain tax position interest and penalties	(712)	474	(1,806)
Tax credits	2,039	(50)	(9,799)
Non-deductible compensation	1,406	1,922	1,813
Other	571	1,691	1,032
Adjustment for Tax Cuts and Jobs Act	—	—	(288)
Provision for income taxes	$39,713	$50,499	$28,846
The valuation allowance benefit of $11.3 million recognized in 2020 is predominately related to taxable earnings in certain Canadian entities that benefited from the wage subsidy received under the CEWS. In addition, the foreign tax credit that expired in 2020 had a full valuation allowance which was also written off, contributing to the valuation allowance benefit in the table above. The foreign tax credit expiration and valuation allowance write off had no net impact to the provision for income taxes.
During 2018, the Company completed an analysis of certain federal manufacturing and research and development credit benefits for tax years 2014 through 2017. Upon the filing of its 2017 tax return in October 2018, the Company recognized $3.3 million of tax benefits and recognized an additional $7.1 million upon the amendments of its 2014 through 2016 tax returns for a net benefit recorded as a component of the 2018 tax provision of $9.8 million (shown as Tax credits in the table above). The Company collected the refund during 2020.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the years ended December 31, 2020 and December 31, 2018, the Company recorded $1.3 million and $5.0 million, respective, of tax benefits related to tax deductible foreign currency losses to accumulated other comprehensive loss and as such these benefits are not included within the provision for income taxes. See Note 15, "Accumulated Other Comprehensive Loss," for additional information related to these transactions.
The components of the total net deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Provision for doubtful accounts	$10,305	$8,949
Closure, post-closure and remedial liabilities	28,665	26,960
Operating lease liabilities	38,151	40,879
Accrued expenses	16,797	17,602
Accrued compensation and benefits	11,372	7,155
Net operating loss carryforwards(1)	50,433	50,824
Tax credit carryforwards(2)	14,471	16,909
Interest rate swap liability	10,089	6,252
Stock-based compensation	3,040	2,435
Other	5,553	8,342
Total deferred tax assets	188,876	186,307
Deferred tax liabilities:
Property, plant and equipment	(194,604)	(184,594)
Operating lease right-of-use assets	(38,018)	(40,985)
Permits and other intangible assets	(95,492)	(98,654)
Prepaid expenses	(9,660)	(9,694)
Total deferred tax liabilities	(337,774)	(333,927)
Total net deferred tax liability before valuation allowance	(148,898)	(147,620)
Less valuation allowance	(77,044)	(83,643)
Net deferred tax liabilities	$(225,942)	$(231,263)
___________________________________
(1)As of December 31, 2020, the net operating loss carryforwards included (i) state net operating loss carryovers of $193.2 million which will begin to expire in 2021, (ii) federal net operating loss carryforwards of $16.8 million which will begin to expire in 2025 and (iii) foreign net operating loss carryforwards of $151.5 million which will begin to expire in 2021.
(2)As of December 31, 2020, the foreign tax credit carryforwards of $14.1 million will expire between 2021 and 2024.
The Company has not accrued for any remaining undistributed foreign earnings. These amounts continue to be indefinitely reinvested in foreign operations.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the total valuation allowance as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Allowance related to:
Foreign tax credits	14,127	16,565
Acquired federal net operating losses	779	779
State net operating loss carryforwards	10,429	10,663
Foreign net operating loss carryforwards	29,839	34,149
Deferred tax assets of a Canadian subsidiary	11,468	14,922
Realized and unrealized capital losses	10,402	6,565
Total valuation allowance	$77,044	$83,643
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2018 through December 31, 2020, were as follows (in thousands):

	2020	2019	2018
Unrecognized tax benefits, beginning of year	$6,414	$3,159	$5,121
(Reductions) additions to prior year tax positions	(833)	3,354	(625)
Expirations	(203)	(209)	(1,115)
Foreign currency translation	112	110	(222)
Unrecognized tax benefits, end of year	$5,490	$6,414	$3,159
The unrecognized tax benefits at December 31, 2020 if and when recognized will affect the annual effective tax rate. However, the balance at December 31, 2020 included $3.1 million of unrecognized tax benefits for Canadian Revenue Agency transfer pricing adjustments. Should these be recognized, the Company would request relief from double taxation. Therefore, an offsetting benefit of $3.1 million would also recognized resulting in no net effect on the annual effective tax rate.
The Company does not currently believe that the total unrecognized tax benefits will change within the next 12 months.
At December 31, 2020, 2019 and 2018, the Company had accrued interest of $2.1 million, $1.7 million and $0.8 million, respectively, relative to unrecognized tax benefits. Interest expense and penalties relative to unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 were immaterial.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the IRS for calendar years 2015 through 2019. The Company may be subject to examination by Canadian federal and provincial authorities for calendar years 2013 through 2019 and by state and local revenue authorities for calendar years 2014 through 2019. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except for per share amounts):

	For the years ended December 31,
	2020	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$134,837	$97,740	$65,636
Denominator:
Weighted basic shares outstanding	55,479	55,845	56,148
Dilutive effect of equity-based compensation awards	211	284	192
Weighted dilutive shares outstanding	55,690	56,129	56,340

Basic earnings per share	$2.43	$1.75	$1.17
Diluted earnings per share	$2.42	$1.74	$1.16
For the years ended December 31, 2020, 2019 and 2018, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 53,667, 122,785 and 79,390 respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 8,878, 16,304 and 121,803 respectively, of restricted stock awards and performance stock awards which were excluded as their inclusion would have had an antidilutive effect.
(14) STOCKHOLDERS' EQUITY
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
During the years ended December 31, 2020, 2019 and 2018, the Company repurchased and retired a total of 1.2 million, 0.3 million and 0.8 million shares, respectively, of the Company's common stock for total costs of $74.8 million, $21.4 million and $45.1 million, respectively. As of December 31, 2020, an additional $209.9 million remained available for repurchase of shares under this program.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Losses) Gains on Available-for-Sale Securities	Unrealized Loss on Interest Rate Hedge	Unrealized (loss) gain on unfunded pension liability	Total
Balance at January 1, 2018	$(170,575)	$(146)	$—	$(1,686)	$(172,407)
Other comprehensive (loss) income before reclassifications	(47,374)	182	(9,579)	124	(56,647)
Amounts reclassified out of accumulated other comprehensive loss	—	—	806	—	806
Tax benefit (expense)	5,024	(105)	—	(42)	4,877
Other comprehensive (loss) income, net of tax	(42,350)	77	(8,773)	82	(50,964)
Balance at December 31, 2018	(212,925)	(69)	(8,773)	(1,604)	(223,371)
Other comprehensive income (loss) before reclassifications	25,130	(70)	(14,401)	60	10,719
Amounts reclassified out of accumulated other comprehensive loss	—	332	2,335	—	2,667
Tax expense	—	(50)	—	(16)	(66)
Other comprehensive income (loss)	25,130	212	(12,066)	44	13,320
Balance at December 31, 2019	(187,795)	143	(20,839)	(1,560)	(210,051)
Other comprehensive income (loss) before reclassifications	10,212	(10)	(20,970)	(255)	(11,023)
Amounts reclassified out of accumulated other comprehensive loss	—	—	8,180	—	8,180
Tax benefit	1,349	2	—	66	1,417
Other comprehensive income (loss)	11,561	(8)	(12,790)	(189)	(1,426)
Balance at December 31, 2020	$(176,234)	$135	$(33,629)	$(1,749)	$(211,477)
During the years ended December 31, 2020 and December 31, 2018, the Company converted intercompany loans with a foreign subsidiary to equity, which resulted in deductible tax losses. The loans had been historically treated as a component of the Company’s investment in that subsidiary, and as a result, foreign currency gains and losses on the loans had been accumulated as a component of other comprehensive (loss) income. The tax benefits of $1.3 million and $5.0 million, respectively, which were triggered by the conversions were therefore allocated to other comprehensive loss rather than net income.
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	For the years ended December 31,
Other Comprehensive Income Components	2020	2019	2018	Location
Unrealized loss on available-for-sale securities	$—	$(332)	$—	Other (expense) income, net
Unrealized loss on interest rate hedge	(8,180)	(2,335)	(806)	Interest expense, net of interest income
(16) STOCK-BASED COMPENSATION
Stock-Based Compensation
On June 3, 2020, our shareholders approved the Clean Harbors, Inc. 2020 Stock Incentive Plan (the "2020 Plan"). The 2020 Plan provides for future awards of up to 2.5 million shares of the Company’s common stock (subject to certain anti-dilution adjustments) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2020 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company's previous stock incentive plan (the "2010 Plan") expired on May 10, 2020. In connection with the adoption of the 2020 Plan, no further awards will be made under the 2010 Plan.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company grants restricted stock awards and performance stock awards. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance conditions typically based on revenue, Adjusted EBITDA margin, free cash flow and a measure of workplace safety. In addition, performance stock awards include continued service conditions subsequent to the attainment of any performance conditions.
Total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $18.5 million, $17.8 million and $16.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense was $4.2 million, $3.1 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the year ended December 31, 2020:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	522,597	$59.57
Granted	225,548	58.23
Vested	(208,652)	57.89
Forfeited	(45,614)	58.81
Balance at December 31, 2020	493,879	$59.74
As of December 31, 2020, there was $19.8 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during 2020, 2019 and 2018 was $13.3 million, $16.8 million and $10.8 million, respectively.
Performance Stock Awards
The following table summarizes information about performance stock awards for the year ended December 31, 2020:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2020	204,553	$64.78
Granted	161,610	58.30
Vested	(54,377)	55.75
Forfeited	(57,337)	78.02
Balance at December 31, 2020	254,449	$53.79
As of December 31, 2020, there was $5.1 million of total unrecognized compensation cost arising from performance stock awards whereby the performance conditions had either been met or were probable of vesting. The total fair value of performance awards vested during 2020, 2019 and 2018 was $3.5 million, $8.1 million and $1.2 million, respectively.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020 and 2019, the Company had recorded reserves of $29.8 million and $26.0 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2020 and 2019, the $29.8 million and $26.0 million, respectively, of reserves consisted of (i) $24.0 million and $18.4 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $5.8 million and $7.6 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of December 31, 2020, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2020, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2020 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 68 proceedings (excluding cases which have been settled but not formally dismissed) as of December 31, 2020, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, The Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2020. From January 1, 2020 to December 31, 2020, 12 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, has included Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as PRPs or potential PRPs in connection with 130 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 130 Superfund related sites, five (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped waste. Of the 125 third-party sites, 31 are now settled, 15 are currently requiring expenditures on remediation and 79 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential monetary liability could exceed $1.0 million at each of three of the 130 Superfund related sites.
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018, the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and completed conducting the remedial investigation and feasibility study for Devil's Swamp, at which point the feasibility study, with several remedial alternatives, was submitted to the EPA for review. During the year ended December 31, 2020, the EPA signed a Record of Decision which defines the remediation alternative selected and approved by the EPA. Based upon this Record of Decision, the Company increased the estimated remedial liability for this inactive site by $3.3 million. As of December 31, 2020, the Company has recorded its best estimate of the costs to execute upon this remediation alternative. Changes in the natural landscape and/or new information identified during the remediation could impact this estimate, but are not expected to have a future material effect on the Company's financial position, liquidity or results of operation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2020 there were no proceedings for which the Company reasonably believes that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in these or any of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The current deductible per participant per year for the employee medical insurance policy is $0.8 million. The current deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $1.0 million. We maintain umbrella insurance to limit our exposure to certain catastrophic claim costs, including general liability and vehicle claim costs. For the policy year starting in the fourth quarter of 2020, the Company changed the umbrella policy terms to include a $5.0 million annual aggregate self-insured corridor retention. At December 31, 2020 and 2019, the Company had accrued $65.6 million and $59.4 million, respectively, for its self-insurance liabilities (exclusive of employee medical insurance) using a risk-free discount rate of 0.29% and 1.52%, respectively.
Anticipated payments for contingencies related to workers' compensation, comprehensive general liability and vehicle liability related claims at December 31, 2020 for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2021	$22,896
2022	13,751
2023	9,655
2024	6,448
2025	4,990
Thereafter	8,188
Undiscounted self-insurance liabilities	65,928
Less: Discount	(320)
Total self-insurance liabilities (included in accrued expenses)	$65,608
(18) LEASES
As of December 31, 2020, the Company’s lease portfolio was predominately operating leases for real estate, equipment, such as vehicles and industrial equipment utilized in operations, and rail cars. The Company presents operating lease balances separately on the consolidated balance sheet. The Company's finance leases relate to equipment, rail cars and certain real estate. The following table presents our finance lease balances and their classification on the consolidated balance sheets (in thousands):

Finance Lease Balances (Classification)	December 31, 2020	December 31, 2019
ROU assets (Property, plant and equipment, net)	$60,271	$32,307
Current portion of lease liabilities (Accrued expenses)	5,840	801
Long-term portion of lease liabilities (Other long-term liabilities)	55,038	34,517

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s lease expense was as follows (in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019
Operating lease cost	$53,194	$55,402
Finance lease cost:
Amortization of ROU assets	4,966	1,142
Interest on lease liabilities	1,523	1,415
Total finance lease cost	6,489	2,557
Short-term lease cost	70,692	84,749
Variable lease cost	3,691	6,702
Total lease cost	$134,066	$149,410
Rent expense, including short-term rentals for the year ended December 31, 2018, prior to the Company's adoption of ASC 842, was $141.1 million.
Other information related to leases was as follows:

Weighted Average Remaining Lease Term (years)	December 31, 2020	December 31, 2019
Operating leases	5.1	5.1
Finance leases	9.3	21.3
Weighted Average Discount Rate
Operating leases	4.89%	5.29%
Finance leases	3.57%	4.97%
The weighted average remaining lease term of the finance leases decreased significantly due to the 2020 acquisition of the Company's corporate headquarters which had previously been recognized as a finance lease.

Supplemental Cash Flow Related Disclosures (in thousands)	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$53,498	$56,240
Operating cash flows from finance leases	1,523	1,415
Financing cash flows from finance leases	4,469	586
ROU assets obtained in exchange for operating lease liabilities	34,358	17,699
ROU assets obtained in exchange for finance lease liabilities	32,526	33,449
At December 31, 2020, the Company's future lease payments under non-cancelable leases that have lease terms in excess of one year were as follows (in thousands):

Years ending December 31,	December 31, 2020
	Operating Leases	Finance Leases
2021	$45,341	$8,407
2022	37,629	8,972
2023	29,014	8,281
2024	21,048	8,248
2025	14,672	7,573
Thereafter	25,064	31,632
Total future lease payments	172,768	73,113
Amount representing interest	(21,760)	(12,235)
Total lease liabilities	$151,008	$60,878

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and its sublease transactions are not material. Additionally, the Company does not have any related party leases, and there were no restrictions or covenants imposed by its leases.
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
The following tables reconcile third-party revenues to direct revenues for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31, 2020
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Third-party revenues	$2,004,081	$1,139,726	$290	$3,144,097
Intersegment revenues, net	129,666	(129,666)	—	—
Corporate Items, net	3,559	142	(3,701)	—
Direct revenues	$2,137,306	$1,010,202	$(3,411)	$3,144,097

	For the year ended December 31, 2019
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Third-party revenues	$2,092,363	$1,318,691	$1,136	$3,412,190
Intersegment revenues, net	140,577	(140,577)	—	—
Corporate Items, net	4,128	15	(4,143)	—
Direct revenues	$2,237,068	$1,178,129	$(3,007)	$3,412,190

	For the year ended December 31, 2018
	Environmental Services	Safety-Kleen	Corporate Items	Totals
Third-party revenues	$2,003,843	$1,295,355	$1,105	$3,300,303
Intersegment revenues, net	134,104	(134,104)	—	—
Corporate Items, net	3,247	31	(3,278)	—
Direct revenues	$2,141,194	$1,161,282	$(2,173)	$3,300,303
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other expense (income), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the years ended December 31,
	2020	2019	2018
Adjusted EBITDA:
Environmental Services	$519,960	$446,284	$380,856
Safety-Kleen	229,172	282,378	282,029
Corporate Items	(193,830)	(188,345)	(171,880)
Total	555,302	540,317	491,005
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	11,051	10,136	9,806
Depreciation and amortization	292,915	300,725	298,625
Income from operations	251,336	229,456	182,574
Other expense (income), net	290	(2,897)	4,510
Loss on early extinguishment of debt	—	6,131	2,488
Loss (gain) on sale of businesses	3,376	(687)	—
Interest expense, net of interest income	73,120	78,670	81,094
Income from operations before provision for income taxes	$174,550	$148,239	$94,482

The following table presents assets by reported segment and in the aggregate (in thousands):

	December 31, 2020	December 31, 2019
Property, plant and equipment, net
Environmental Services	$879,176	$939,352
Safety-Kleen	555,894	555,310
Corporate Items	90,228	93,489
Total property, plant and equipment, net	$1,525,298	$1,588,151

Goodwill and Permits and other intangibles, net
Environmental Services
Goodwill	$212,386	$212,531
Permits and other intangibles, net	78,928	89,722
Total Environmental Services	291,314	302,253

Safety-Kleen
Goodwill	$314,637	$312,482
Permits and other intangibles, net	307,692	329,344
Total Safety-Kleen	622,329	641,826

Total	$913,643	$944,079

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Information
As of December 31, 2020 and 2019, the Company had property, plant and equipment, net of depreciation and amortization and permits and other intangible assets, net of amortization in the following geographic locations (in thousands):

	December 31, 2020		December 31, 2019
	Total	% of Total	Total	% of Total
Property, plant and equipment, net
United States	$1,246,758	81.7%	$1,273,205	80.2%
Canada and other foreign	278,540	18.3	314,946	19.8
Total property, plant and equipment, net	$1,525,298	100.0%	$1,588,151	100.0%

Permits and other intangibles, net
United States	$342,787	88.7%	$372,609	88.9%
Canada and other foreign	43,833	11.3	46,457	11.1
Total permits and other intangibles, net	$386,620	100.0%	$419,066	100.0%
The following table presents the total assets by geographical area (in thousands):

	December 31, 2020	December 31, 2019
United States	$3,447,811	$3,413,254
Canada and other foreign	683,709	695,650
Total	$4,131,520	$4,108,904

CLEAN HARBORS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2020
(in thousands)

Allowance for Doubtful Accounts	Balance Beginning of Period	Additions Charged to Operating Expense	Deductions from Reserves (1)	Balance End of Period
2018	$16,173	$15,817	$5,622	$26,368
2019	26,368	2,408	6,283	22,493
2020	22,493	10,133	7,992	24,634
___________________________________
(1) Amounts deemed uncollectible, net of recoveries.

Revenue Allowance(2)	Balance Beginning of Period	Additions Charged to Revenue	Deductions from Reserves	Balance End of Period
2018	$11,626	$41,338	$35,017	$17,947
2019	17,947	35,549	37,278	16,218
2020	16,218	45,784	41,887	20,115
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

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions Charged to Income Tax Expense	Other Changes to Reserves	Balance End of Period
2018	$68,355	$10,466	$474	$79,295
2019	79,295	4,459	(111)	83,643
2020	83,643	(11,339)	4,740	77,044

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2020. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the criteria in the Internal Control—Integrated Framework (2013).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2021

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2021 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 23, 2021.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2021 annual meeting of shareholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2021 annual meeting of shareholders, the following table includes information as of December 31, 2020 regarding shares of common stock authorized for issuance under the Company's equity compensation plan. The Company's shareholders previously approved the plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))(c)
Equity compensation plan approved by security holders(1)	—	$—	2,151,942
___________________________________________
(1)Includes the Company's 2020 Stock Incentive Plan (the "2020 Plan") under which there were no outstanding options but 2,151,942 shares were available for grant of stock options, stock appreciation rights, restricted stock, restricted stock units and certain other stock-based awards as of December 31, 2020. See Note 16, "Stock-Based Compensation," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

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
ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2021.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman, President and Chief Executive Officer	February 24, 2021
Alan S. McKim

/s/ MICHAEL L. BATTLES	Executive Vice President and Chief Financial Officer	February 24, 2021
Michael L. Battles

/s/ ERIC J. DUGAS	Senior Vice President, Finance and Chief Accounting Officer	February 24, 2021
Eric J. Dugas

*	Director	February 24, 2021
Eugene Banucci

*	Director	February 24, 2021
Edward G. Galante

*	Director	February 24, 2021
Rod Marlin

*	Director	February 24, 2021
John T. Preston

*	Director	February 24, 2021
Andrea Robertson

*	Director	February 24, 2021
Thomas J. Shields

*	Director	February 24, 2021
Lauren C. States

*	Director	February 24, 2021
John R. Welch

*	Director	February 24, 2021
Robert Willett

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(7)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors, Inc.	(8)
3.4D	Amended and Restated By-Laws of Clean Harbors, Inc.	(9)
3.4E	Description of rights of holders of Clean Harbors, Inc. common stock	(10)
4.34	Sixth Amended and Restated Credit Agreement dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(11)
4.34B	Amended and Restated Security Agreement (Canadian Domiciled Loan Parties) dated as of November 1, 2016 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(12)
4.34C	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of November 1, 2016 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(12)
4.34D	Amended and Restated Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(12)
4.34E	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(12)
4.34G	Second Amended and Restated Security Agreement (U.S. Domiciled Loan Parties) dated as of June 30, 2017, among Clean Harbors, Inc., as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(13)
4.34K	Amended and Restated Confirmation and Ratification of Ancillary Loan Documents dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent for its own benefit and the benefit of the other Lenders and Credit Parties	(11)
4.43	Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(13)
4.43A	Security Agreement dated as of June 30, 2017, among Clean Harbors, Inc. and its subsidiaries listed on Annex A thereto or that become a party thereto as the Grantors, and Goldman Sachs Lending Partners LLC, as the Agent	(13)
4.43B	First Amendment to Credit Agreement dated as of April 17, 2018, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(14)

Item No.	Description	Location
4.43C	Incremental Facility Amendment dated July 19, 2018, to Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(15)
4.44	Intercreditor Agreement dated as of June 30, 2017, among Clean Harbors, Inc., and the subsidiaries of Clean Harbors, Inc. listed on the signature pages thereto (together with any subsidiary that becomes a party thereto after the date thereof), Bank of America, N.A., as the Initial ABL Agent, and Goldman Sachs Lending Partners LLC, as agent under the Term Loan Agreement	(13)
4.45	Indenture dated as of July 2, 2019, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(16)
10.43*	Key Employee Retention Plan	(17)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(18)
10.52C*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated effective January 1, 2017]	(19)
10.56*	Mike Battles accepted offer letter effective as of January 6, 2016	(20)
10.57*	Clean Harbors, Inc. 2019 CEO Annual Incentive Bonus Plan	(21)
10.58*	Clean Harbors, Inc. 2020 Stock Incentive Plan	(22)
10.58A*	Form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2020 Stock Incentive Plan]	(23)
10.58B*	Form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan]	(23)
10.58C*	Form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan]	(23)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO Michael L. Battles	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(24)
104	Cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.
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
(11)    Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on October 30, 2020.
(12)    Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on November 2, 2016.
(13)    Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report filed on June 30, 2017.
(14)    Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on April 17, 2018.
(15)    Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 20, 2018.
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
(22)    Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2020 annual meeting of shareholders filed on April 24, 2020.
(23)    Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report filed on June 3, 2020.
(24)    These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.