Form 10-Q
period 2021-03-31
CLEAN HARBORS INC
filed 2021-05-05
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 30, 2021 was 54,564,897.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$496,383	$519,101
Short-term marketable securities	74,320	51,857
Accounts receivable, net of allowances aggregating $44,407 and $44,749, respectively	620,184	611,534
Unbilled accounts receivable	55,239	55,681
Inventories and supplies	219,499	220,498
Prepaid expenses and other current assets	76,726	67,051
Total current assets	1,542,351	1,525,722
Property, plant and equipment, net	1,527,944	1,525,298
Other assets:
Operating lease right-of-use assets	142,006	150,341
Goodwill	543,605	527,023
Permits and other intangibles, net	380,053	386,620
Other	16,580	16,516
Total other assets	1,082,244	1,080,500
Total assets	$4,152,539	$4,131,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,535	$7,535
Accounts payable	213,355	195,878
Deferred revenue	83,165	74,066
Accrued expenses	284,212	295,823
Current portion of closure, post-closure and remedial liabilities	26,896	26,093
Current portion of operating lease liabilities	35,390	36,750
Total current liabilities	650,553	636,145
Other liabilities:
Closure and post-closure liabilities, less current portion of $11,887 and $13,903, respectively	79,218	74,023
Remedial liabilities, less current portion of $15,009 and $12,190, respectively	99,239	102,623
Long-term debt, less current portion	1,548,517	1,549,641
Operating lease liabilities, less current portion	107,554	114,258
Deferred tax liabilities	230,236	230,097
Other long-term liabilities	88,772	83,182
Total other liabilities	2,153,536	2,153,824
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value: authorized 80,000,000 shares; issued and outstanding 54,550,817 and 54,772,696 shares, respectively	546	548
Additional paid-in capital	555,966	582,749
Accumulated other comprehensive loss	(199,529)	(211,477)
Accumulated earnings	991,467	969,731
Total stockholders’ equity	1,348,450	1,341,551
Total liabilities and stockholders’ equity	$4,152,539	$4,131,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Service revenues	$662,708	$719,867
Product revenues	145,440	138,696
Total revenues	808,148	858,563
Cost of revenues: (exclusive of items shown separately below)
Service revenues	450,338	492,716
Product revenues	110,198	113,950
Total cost of revenues	560,536	606,666
Selling, general and administrative expenses	121,641	129,307
Accretion of environmental liabilities	2,953	2,561
Depreciation and amortization	72,163	74,533
Income from operations	50,855	45,496
Other expense, net	(1,228)	(2,365)
Loss on sale of businesses	—	(3,074)
Interest expense, net of interest income of $479 and $998, respectively	(17,918)	(18,787)
Income before provision for income taxes	31,709	21,270
Provision for income taxes	9,973	9,698
Net income	$21,736	$11,572
Earnings per share:
Basic	$0.40	$0.21
Diluted	$0.39	$0.21
Shares used to compute earnings per share - Basic	54,723	55,757
Shares used to compute earnings per share - Diluted	55,043	56,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$21,736	$11,572
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale securities	(74)	(64)
Unrealized gain (loss) on interest rate hedge	3,108	(18,382)
Reclassification adjustment for losses on interest rate hedge included in net income	2,448	1,098
Foreign currency translation adjustments	6,466	(41,958)
Other comprehensive income (loss), net of tax	11,948	(59,306)
Comprehensive income (loss)	$33,684	$(47,734)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$21,736	$11,572
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	72,163	74,533
Allowance for doubtful accounts	2,446	4,700
Amortization of deferred financing costs and debt discount	900	891
Accretion of environmental liabilities	2,953	2,561
Changes in environmental liability estimates	275	3,470
Deferred income taxes	(39)	—
Other expense, net	1,228	2,365
Stock-based compensation	3,480	3,291
Loss on sale of businesses	—	3,074
Environmental expenditures	(3,011)	(3,435)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(9,703)	(24,960)
Inventories and supplies	(747)	(7,024)
Other current and non-current assets	(9,956)	8,714
Accounts payable	22,179	(5,169)
Other current and long-term liabilities	(904)	(40,902)
Net cash from operating activities	103,000	33,681
Cash flows used in investing activities:
Additions to property, plant and equipment	(41,913)	(82,767)
Proceeds from sale and disposal of fixed assets	1,204	2,150
Acquisitions, net of cash acquired	(22,918)	—
Proceeds from sale of businesses, net of transactional costs	—	7,856
Additions to intangible assets including costs to obtain or renew permits	(505)	(448)
Proceeds from sale of available-for-sale securities	20,375	12,180
Purchases of available-for-sale securities	(42,980)	(32,058)
Net cash used in investing activities	(86,737)	(93,087)
Cash flows (used in) from financing activities:
Change in uncashed checks	(6,662)	(1,775)
Tax payments related to withholdings on vested restricted stock	(3,719)	(2,224)
Repurchases of common stock	(26,546)	(17,341)
Deferred financing costs paid	(137)	—
Payments on finance leases	(1,672)	(329)
Principal payments on debt	(1,884)	(1,884)
Borrowings from revolving credit facility	—	150,000
Net cash (used in) from financing activities	(40,620)	126,447
Effect of exchange rate change on cash	1,639	(6,827)
(Decrease) increase in cash and cash equivalents	(22,718)	60,214
Cash and cash equivalents, beginning of period	519,101	371,991
Cash and cash equivalents, end of period	$496,383	$432,205
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$27,507	$30,648
Income taxes paid, net of refunds	3,599	971
Non-cash investing activities:
Property, plant and equipment accrued	5,108	12,173
ROU assets obtained in exchange for operating lease liabilities	2,305	12,410
ROU assets obtained in exchange for finance lease liabilities	9,205	(856)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2021	54,773	$548	$582,749	$(211,477)	$969,731	$1,341,551
Net income	—	—	—	—	21,736	21,736
Other comprehensive income	—	—	—	11,948	—	11,948
Stock-based compensation	—	—	3,480	—	—	3,480
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(3,720)	—	—	(3,719)
Repurchases of common stock	(300)	(3)	(26,543)	—	—	(26,546)
Balance at March 31, 2021	54,551	$546	$555,966	$(199,529)	$991,467	$1,348,450

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2020	55,798	$558	$644,412	$(210,051)	$834,894	$1,269,813
Net income	—	—	—	—	11,572	11,572
Other comprehensive loss	—	—	—	(59,306)	—	(59,306)
Stock-based compensation	—	—	3,291	—	—	3,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(2,225)	—	—	(2,224)
Repurchases of common stock	(302)	(3)	(17,338)	—	—	(17,341)
Balance at March 31, 2020	55,555	$556	$628,140	$(269,357)	$846,466	$1,205,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors,” the “Company” or "we") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in these policies or their application except for the changes described below.
Changes in Operating Segments
During the first quarter of 2021, the Company reorganized its Safety-Kleen business. The collection services for waste oil, used oil filters, antifreeze and related items and bulk blended oil sales operations were combined with the Safety-Kleen Oil business to form the Safety-Kleen Sustainability Solutions business. Under this structure, Safety-Kleen Sustainability Solutions will encompass both sides of the spread the Company manages in its re-refinery business, and the Company expects this change to drive additional growth in its sustainable lubricant products and related services.
Concurrently with this change, the Company consolidated the Safety-Kleen branches' core offerings, including containerized waste, parts washer and vacuum services, into the legacy Clean Harbors Environmental Services sales and service operations. The Company expects this change to foster enhanced cross-selling opportunities within the environmental businesses and increase market presence with small quantity generators of hazardous waste.
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed to conform to this new operating structure of the business and the Company reevaluated the identification of its operating segments. In accordance with ASC 280, Segment Reporting, Environmental Services and Safety-Kleen Sustainability Solutions are the Company's operating segments and reportable segments starting in the first quarter of 2021, with the operations not managed through the Company's operating segments described above continuing to be recorded as Corporate Items. See Note 17, "Segment Reporting" for more information. The amounts presented for the three months ended March 31, 2020 and any segment information presented as of December 31, 2020 have been recast to reflect the impact of such changes. In addition, certain intercompany transactions previously recorded in Corporate Items have been allocated to the segments. These reclassifications and adjustments had no effect on the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.

(3) REVENUES
The Company generates revenues through its Environmental Services and Safety-Kleen Sustainability Solutions operating segments. The Company's Environmental Services operating segment generally has four sources of revenue and the Safety-Kleen Sustainability Solutions operating segment has two sources of revenue.
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. These services are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues from waste that is not yet completely processed and disposed and the related costs are deferred. The deferred revenues and costs are recognized when the related services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including municipalities and utilities, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental, contamination or pandemic related emergencies include any scale from man-made disasters such as oil spills to natural disasters such as hurricanes. More recently demand has increased for projects involving contagion disinfection, decontamination and disposal services in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Industrial Services and Other—Industrial Services contribute to the revenues of the Environmental Services operating segment. These revenues are primarily generated from industrial and specialty services provided to refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, specialty cleaning services including chemical cleaning and high and ultra-high pressure water cleaning, daylighting, production services and upstream energy services. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the Safety-Kleen Sustainability Solutions operating segment depending upon the nature of such revenues and operating responsibilities relative to driving these revenues. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen Environmental core service offerings, contribute to the revenues of the Environmental Services operating segment. In addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services, sales of bulk blended oil products and sales of bulk automotive fluids contribute to the Safety-Kleen Sustainability Solutions operating segment.
Generally, the service related revenue is recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The duration of such services can be over a number of hours or several days. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control whereby control transfers when the products are delivered to the customer. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Related collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. Parts washer services include customer use of our parts washer equipment, cleaning and maintenance of the parts washer equipment and removal and replacement of used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services.

Safety-Kleen Oil—Safety-Kleen Oil revenues contribute to the revenues of the Safety-Kleen Sustainability Solutions segment. These revenues are generated from sales of high-quality base and blended lubricating oils to third-party distributors, government agencies, fleets, railroads and industrial customers. The business also sells recycled fuel oil to asphalt plants, industrial plants and pulp and paper companies. The used oil is also processed into vacuum gas oil which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market. Revenue for oil products is recognized at a point in time, upon the transfer of control. Control transfers when the products are delivered to the customer.
Disaggregation of Revenue
We disaggregate the Company's third party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors (in thousands):

	For the Three Months Ended March 31, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$575,508	$138,990	$79	$714,577
Canada	77,370	16,201	—	93,571
Total third-party revenues	$652,878	$155,191	$79	$808,148

Sources of Revenue
Technical Services	$272,040	$—	$—	$272,040
Field and Emergency Response Services	105,168	—	—	105,168
Industrial Services and Other	119,810	—	79	119,889
Safety-Kleen Environmental Services	155,860	38,978	—	194,838
Safety-Kleen Oil	—	116,213	—	116,213
Total third-party revenues	$652,878	$155,191	$79	$808,148

	For the Three Months Ended March 31, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$607,110	$139,437	$(302)	$746,245
Canada	97,926	14,000	392	112,318
Total third-party revenues	$705,036	$153,437	$90	$858,563

Sources of Revenue
Technical Services	$275,273	$—	$—	$275,273
Field and Emergency Response Services	105,912	—	—	105,912
Industrial Services and Other	146,919	—	90	147,009
Safety-Kleen Environmental Services	176,932	37,549	—	214,481
Safety-Kleen Oil	—	115,888	—	115,888
Total third-party revenues	$705,036	$153,437	$90	$858,563
Contract Balances

(in thousands)	March 31, 2021	December 31, 2020
Receivables	$620,184	$611,534
Contract assets (unbilled receivables)	55,239	55,681
Contract liabilities (deferred revenue)	83,165	74,066
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets. Contract assets are classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three-month period.

(4) BUSINESS COMBINATIONS
2021 Acquisition
On March 27, 2021, the Company acquired a privately-owned business for $22.9 million cash consideration. The acquired company increases the Safety-Kleen Sustainability Solutions segment's network within the south central United States. In connection with this acquisition, a preliminary goodwill amount of $15.9 million was recognized.
2020 Acquisition
On April 17, 2020, the Company acquired a privately-owned business for $8.8 million cash consideration. The acquired company expands the Safety-Kleen Sustainability Solutions segment's oil re-refining operations to the northeast United States. In connection with this acquisition, a preliminary goodwill amount of $1.4 million was recognized.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Oil and oil related products	$76,106	$76,209
Supplies	120,814	120,007
Solvent and solutions	9,145	8,812
Other	13,434	15,470
Total inventories and supplies	$219,499	$220,498
Supplies consists primarily of critical spare parts to support the Company's incinerator and re-refinery operations, personal protective equipment and other general supplies used in our normal day-to-day operations. Other inventories consisted primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$145,662	$139,776
Asset retirement costs (non-landfill)	17,747	16,407
Landfill assets	193,009	191,687
Buildings and improvements (1)	514,711	509,804
Camp equipment	158,281	159,021
Vehicles (2)	855,842	844,026
Equipment (3)	1,812,858	1,807,235
Furniture and fixtures	6,992	7,082
Construction in progress	39,943	24,378
	3,745,045	3,699,416
Less - accumulated depreciation and amortization	2,217,101	2,174,118
Total property, plant and equipment, net	$1,527,944	$1,525,298
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.9 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $56.4 million and $47.2 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.4 million and $9.3 million, respectively.
Depreciation expense, inclusive of landfill and finance lease amortization, was $64.6 million and $65.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2021 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2021	$401,918	$125,105	$527,023
Increase from current period acquisition	—	15,875	15,875
Foreign currency translation	520	187	707
Balance at March 31, 2021	$402,438	$141,167	$543,605
The balances in the table above have been recast to reflect the Company's segment change in the first quarter of 2021. As discussed in Note 17, "Segment Reporting," as a result of operational and managerial changes, the Company changed its operating segments in accordance with ASC 280, Segment Reporting. In addition, the Company concluded that, for purposes of reviewing for potential goodwill impairment, it now has three reporting units. The Environmental Services operating segment has two reporting units consisting of (i) Environmental Sales and Service which includes the legacy Environmental Sales and Service reporting unit and certain operations previously included within Safety-Kleen Environmental Services including the core service offerings of containerized waste, parts washer and vacuum services and (ii) Environmental Facilities, unchanged from prior year. The Safety-Kleen Sustainability Solutions operating segment is a single reporting unit which includes the legacy Safety-Kleen Oil reporting unit and the remaining operations of the legacy Safety-Kleen Environmental Services reporting unit primarily consisting of collection services for waste oil, anti-freeze and used oil filters as well as the sale of bulk blended re-refined oil and other automotive related finished fluid products. The Company allocated goodwill to the newly identified reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.
As of March 31, 2021 and December 31, 2020, the Company's intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$184,675	$97,061	$87,614	$183,766	$95,033	$88,733
Customer and supplier relationships	372,860	207,929	164,931	382,083	211,895	170,188
Other intangible assets	39,334	35,107	4,227	39,287	34,744	4,543
Total amortizable permits and other intangible assets	596,869	340,097	256,772	605,136	341,672	263,464
Trademarks and trade names	123,281	—	123,281	123,156	—	123,156
Total permits and other intangible assets	$720,150	$340,097	$380,053	$728,292	$341,672	$386,620
Amortization expense of permits, customer and supplier relationships and other intangible assets was $7.6 million and $9.2 million in the three months ended March 31, 2021 and March 31, 2020, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2021 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2021 (nine months)	$22,674
2022	30,013
2023	25,681
2024	24,183
2025	23,205
Thereafter	131,016
$256,772

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued insurance	$76,153	$77,514
Accrued interest	9,286	19,697
Accrued compensation and benefits	78,928	81,437
Accrued income, real estate, sales and other taxes	30,804	25,843
Interest rate swap liability	28,074	33,630
Accrued other	60,967	57,702
	$284,212	$295,823

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2021 through March 31, 2021 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2021	$48,412	$39,514	$87,926
Liabilities assumed in acquisitions	—	451	451
New asset retirement obligations	646	—	646
Accretion	955	908	1,863
Changes in estimates recorded to consolidated statement of operations	—	29	29
Changes in estimates recorded to consolidated balance sheet	—	1,045	1,045
Expenditures	(751)	(178)	(929)
Currency translation and other	65	9	74
Balance at March 31, 2021	$49,327	$41,778	$91,105
In the three months ended March 31, 2021, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first three months of 2021 were discounted at the credit-adjusted risk-free rate of 4.84%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2021 through March 31, 2021 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2021	$1,865	$63,060	$49,888	$114,813
Accretion	22	654	414	1,090
Changes in estimates recorded to consolidated statement of operations	17	180	49	246
Expenditures	(12)	(950)	(1,120)	(2,082)
Currency translation and other	—	(812)	993	181
Balance at March 31, 2021	$1,892	$62,132	$50,224	$114,248
In the three months ended March 31, 2021, there were no significant charges (benefits) resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Debt:	March 31, 2021	December 31, 2020
Secured senior term loans ("Term Loans")	$7,535	$7,535

Long-Term Debt:
Secured senior Term Loans due June 30, 2024	$717,742	$719,626
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	$1,562,742	$1,564,626
Unamortized debt issuance costs and premium, net	(14,225)	(14,985)
Long-term debt, at carrying value	$1,548,517	$1,549,641
Financing Activities
As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $1.6 billion. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the Company had $270.2 million available to borrow under the revolving credit facility and outstanding letters of credit were $121.3 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
Although the interest rate on the Term Loans is variable, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the Term Loans outstanding by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average annual interest rate of 2.92%, resulting in an effective annual interest rate of 4.67%. The interest rate swap agreements terminate in 2024.
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
As of March 31, 2021 and December 31, 2020, the Company has recorded a derivative liability with a fair value of $28.1 million and $33.6 million, respectively, within accrued expenses in connection with these cash flow hedges.
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

The Company’s effective tax rate for the three months ended March 31, 2021 was 31.5%, compared to 45.6%, respectively, for the comparable period in 2020.
As of March 31, 2021 and December 31, 2020, the Company had recorded $5.0 million and $5.5 million, respectively, of liabilities for unrecognized tax benefits and $2.2 million and $2.1 million, respectively, of interest.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$21,736	$11,572

Denominator:
Basic shares outstanding	54,723	55,757
Dilutive effect of outstanding stock awards	320	298
Dilutive shares outstanding	55,043	56,055

Basic earnings per share:	$0.40	$0.21

Diluted earnings per share:	$0.39	$0.21
For the three months ended March 31, 2021 and March 31, 2020, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 34,219 and 121,726, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 6,000 and 9,925, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the three months ended March 31, 2021 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized (Loss) Gain on Interest Rate Hedge	Unrealized Loss on Unfunded Pension Liability	Total
Balance at January 1, 2021	$(176,234)	$135	$(33,629)	$(1,749)	$(211,477)
Other comprehensive income (loss) before reclassifications	6,466	(94)	3,108	—	9,480
Amounts reclassified out of accumulated other comprehensive loss	—	—	2,448	—	2,448
Tax benefit	—	20	—	—	20
Other comprehensive income (loss)	6,466	(74)	5,556	—	11,948
Balance at March 31, 2021	$(169,768)	$61	$(28,073)	$(1,749)	$(199,529)
The amount reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three months ended March 31, 2021 was as follows (in thousands):

Other Comprehensive Income (Loss) Components	For the Three Months Ended March 31, 2021	Location
Unrealized loss on interest rate hedge	$(2,448)	Interest expense, net of interest income

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2021 and March 31, 2020 was $3.5 million and $3.3 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three months ended March 31, 2021 and March 31, 2020 was $0.7 million and $0.8 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the three months ended March 31, 2021:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	493,879	$59.74
Granted	6,000	87.22
Vested	(49,578)	56.29
Forfeited	(25,205)	60.58
Balance at March 31, 2021	425,096	60.48
As of March 31, 2021, there was $16.6 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during the three months ended March 31, 2021 and March 31, 2020 was $4.0 million and $5.3 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving targets currently based on revenue, Adjusted EBITDA Margin, Adjusted Free Cash Flow and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions.
The following table summarizes information about performance stock awards for the three months ended March 31, 2021:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	254,449	$61.75
Vested	(71,815)	62.27
Forfeited	(18,395)	61.75
Balance at March 31, 2021	164,239	61.53

As of March 31, 2021, there was $2.9 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. The total fair value of performance awards vested during the three months ended March 31, 2021 and March 31, 2020 was $6.4 million and $1.3 million, respectively.

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
At March 31, 2021 and December 31, 2020, the Company had recorded reserves of $30.2 million and $29.8 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of March 31, 2021 and December 31, 2020, the $30.2 million and $29.8 million, respectively, of reserves consisted of (i) $23.9 million and $24 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.3 million and $5.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of March 31, 2021, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2021, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2021 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 69 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2021, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2021. From January 1, 2021 to March 31, 2021, five product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability, if any, of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements, if any, with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $1.0 million at three of the 130 Superfund related sites.
BR Facility. The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the U.S. Environmental Protection Agency ("EPA") issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018, the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality and has also completed conducting the remedial investigation feasibility study for Devil's Swamp under the order issued by the EPA at which point the feasibility study, with several remedial alternatives, was submitted to the EPA for review. During 2020, the EPA signed a Record of Decision which defined the remediation alternative selected and approved by the EPA and in return, the Company increased the estimated remedial liability for this inactive site by $3.3 million. Changes in the natural landscape and/or new information identified during the remediation could impact this estimate, however are not expected to have a future material effect on the Company's financial position, liquidity or results of operation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2021 and December 31, 2020, there were no proceedings for which the Company reasonably believes that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will not, individually or in the aggregate, have a material effect on its financial condition, results of operations or cash flows.

(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. As described in the Changes in Operating Segments section of Note 2, "Significant Accounting Policies" during the first quarter of 2021, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The Company's chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance so that the information would align with the new operating structure of the business. Due to these changes the Company reassessed its operating segment conclusions in the first quarter of 2021 which resulted in a change in the operating segments. The Company consolidated the core services of Safety-Kleen Environmental Services into its Environmental Services segment, eliminated its Safety-Kleen segment and created the Safety-Kleen Sustainability Solutions segment. In addition, certain intercompany transactions previously recorded as Corporate Items have been allocated to the segments. All the historical balances presented below have been recast to reflect the impact of these changes.
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
The following table reconciles third-party revenues to direct revenues for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$652,878	$1,724	$654,602	$705,036	$156	$705,192
Safety-Kleen Sustainability Solutions	155,191	(1,724)	153,467	153,437	(156)	153,281
Corporate Items	79	—	79	90	—	90
Total	$808,148	$—	$808,148	$858,563	$—	$858,563
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt, provision for income taxes and excludes other gains, losses or non-cash charges not deemed representative of fundamental segment results and other expense, net. Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add stock-based compensation, a non-cash item, to other charges which are added back to net income determined in accordance with generally accepted accounting principles ("GAAP") for purposes of calculating Adjusted EBITDA. The amount added back each period matches the line item for stock-based compensation as recorded on the consolidated statements of cash flows. All relevant prior period Adjusted EBITDA amounts were recast to provide comparative information.

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Adjusted EBITDA:
Environmental Services	$140,254	$145,858
Safety-Kleen Sustainability Solutions	31,632	24,204
Corporate Items	(42,435)	(44,181)
Total	129,451	125,881
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,953	2,561
Stock-based compensation	3,480	3,291
Depreciation and amortization	72,163	74,533
Income from operations	50,855	45,496
Other expense, net	1,228	2,365
Loss on sale of businesses	—	3,074
Interest expense, net of interest income	17,918	18,787
Income before provision for income taxes	$31,709	$21,270
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	March 31, 2021	December 31, 2020
Property, plant and equipment, net:
Environmental Services	$1,056,053	$1,068,910
Safety-Kleen Sustainability Solutions	367,689	366,160
Corporate Items	104,202	90,228
Total property, plant and equipment, net	$1,527,944	$1,525,298

Goodwill and Permits and other intangibles, net:
Environmental Services
Goodwill	$402,438	$401,918
Permits and other intangibles, net	224,614	228,237
Total Environmental Services	627,052	630,155

Safety-Kleen Sustainability Solutions
Goodwill	$141,167	$125,105
Permits and other intangibles, net	155,439	158,383
Total Safety-Kleen Sustainability Solutions	296,606	283,488

Total	$923,658	$913,643
The following table presents the total assets by geographical area (in thousands):

	March 31, 2021	December 31, 2020
United States	$3,472,053	$3,447,811
Canada and other foreign	680,486	683,709
Total	$4,152,539	$4,131,520

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, the risks and uncertainties surrounding Coronavirus ("COVID-19") and the related impact on our business, and those items identified as "Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2021, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Clean Harbors undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements other than through its filings with the SEC, which may be viewed in the "Investors" section of the Clean Harbors website.
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
During the first quarter of 2021, we reorganized our Safety-Kleen business. The collection services for waste oil, used oil filters, antifreeze and related items and bulk blended oil sales operations were combined with the Safety-Kleen Oil business to form the Safety-Kleen Sustainability Solutions business. Under this structure, Safety-Kleen Sustainability Solutions will encompass both sides of the spread we manage in our re-refinery business, and we expect this change to drive additional growth in our sustainable lubricant products and related services.
Concurrently with this change, we consolidated the Safety-Kleen branches' core offerings, including containerized waste, parts washer and vacuum services, into the legacy Clean Harbors Environmental Services sales and service operations. We expect this change to foster enhanced cross-selling opportunities within the environmental businesses and increase market presence with small quantity generators of hazardous waste.
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance was changed to conform to this new operating structure of the business. As a result, we reevaluated the identification of our operating segments and concluded that, starting in the first quarter of 2021, Environmental Services and Safety-Kleen Sustainability Solutions are our operating segments and reportable segments, with the operations not managed through the operating segments described above continuing to be recorded as Corporate Items. The amounts presented for the three months ended March 31, 2020 have been recast to reflect the impact of such changes.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add back stock-based compensation, a non-cash item, to other charges which are added back to net income determined in accordance with generally accepted accounting principles ("GAAP"). See Adjusted EBITDA section below for additional details regarding this change and our consideration of this metric. Prior period amounts have been recast to conform to this presentation.

The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services, waste volumes generated by such services and project work for which waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required. As a result of the COVID-19 pandemic, the business has also seen increased demand for response services relative to contagion disinfection, decontamination and disposal. With the addition of the Safety-Kleen core service offerings, including containerized waste disposal, parts washer and vacuum services, the Environmental Services results are further driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our owned facilities, the utilization rates of our incinerators, equipment and workforce, including billable hours, and number of parts washer services performed, among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the automotive and manufacturing markets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service offerings and products. Safety-Kleen Sustainability Solutions offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Segment results are impacted by overall demand as well as product mix as it relates to these oil products. Segment results are also predicated on the demand for the Safety-Kleen Sustainability Solutions other product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to make our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin. Management also tracks the volumes and pricing of used oil and automotive fluid collections. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the automotive services and manufacturing markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. The overall market price of oil and regulations that change the possible usage of used oil, including the International Maritime Organization's 2020 regulation ("IMO 2020")and other regulations related to the burning of used motor oil as a fuel, both impact the premium the segment can charge for used oil collections.
Highlights
Total revenues for the three months ended March 31, 2021 were $808.1 million, compared with $858.6 million for the three months ended March 31, 2020. In the three months ended March 31, 2021, our Environmental Services segment direct revenues decreased 7.2% from the comparable period in 2020, primarily due to lower demand for our industrial and field services and Safety-Kleen core environmental service offerings as customers in this part of our business were most negatively impacted by the COVID-19 conditions. In the three months ended March 31, 2021, our Safety-Kleen Sustainability Solutions segment direct revenues remained relatively consistent with the comparable period in 2020, with increased revenues from used motor oil collections being offset by lower blended oil sales revenues. The fluctuation of the Canadian dollar positively impacted our consolidated revenues by $5.9 million in the three months ended March 31, 2021.
Despite lower revenues, profits expanded in the first quarter of 2021 as we reported income from operations for the three months ended March 31, 2021 of $50.9 million compared with $45.5 million in the three months ended March 31, 2020, and net income for the three months ended March 31, 2021 of $21.7 million compared with net income of $11.6 million in the three months ended March 31, 2020.

Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 2.8% to $129.5 million in the three months ended March 31, 2021 from $125.9 million in the three months ended March 31, 2020. This improved profitability was driven by the mix of revenue generating services and products, as well as strong cost management. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the three months ended March 31, 2021 was $103.0 million, an increase of $69.3 million from the comparable period in 2020. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an inflow of $62.3 million in the three months ended March 31, 2021, compared to an outflow of $26.2 million in the comparable period of 2020. These increased levels of adjusted cash flows are the result of lower capital expenditures and improved working capital management. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."
Impact of COVID-19
The Company continues to experience the economic disruption from the COVID-19 pandemic as described more fully in the "Impact of COVID-19" section of our Annual Report on Form 10-K for the year ended December 31, 2020. During the first quarter of 2021, we continued to see incremental improvements in the demand for our products and services concurrent with the lifting of travel and other government restrictions and the ongoing national and state vaccination efforts. We also saw significant continued demand for disinfecting, decontamination and disposal related emergency response services specifically in response to COVID-19. In the first quarter of 2021, we completed over 3,000 projects responding specifically to the risk of COVID-19, amounting to $28.2 million of direct revenues during the three months ended March 31, 2021. Although uncertain as to the prevalence of such services throughout the remainder of 2021, we expect slowing demand for these COVID-19 response services as vaccine levels increase.
Impact of Government Programs
In 2020, the Governments of Canada and the United States announced the Canada Emergency Wage Subsidy ("CEWS") and the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") in response to the widespread economic impact of the COVID-19 pandemic (collectively referred to as "Government Programs"). In 2021, management has continued to consider and analyze the Company's eligibility under such Government Programs. During 2021 the Company recognized certain employee wage subsidies under the CEWS and, to a lesser extent, employee retention credits under the CARES Act. The table below summarizes the benefit of the Government Programs recorded in the statement of operations for the period ended March 31, 2021 (in thousands):

	Three Months Ended
	March 31, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total
Cost of revenues	$3,767	$469	$24	$4,260
Selling, general and administrative expenses	747	326	80	1,153
Total	$4,514	$795	$104	$5,413

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2021 and March 31, 2020 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change
Direct Revenues(1):
Environmental Services	$654,602	$705,192	$(50,590)	(7.2)%
Safety-Kleen Sustainability Solutions	153,467	153,281	186	0.1
Corporate Items	79	90	(11)	N/M
Total	808,148	858,563	(50,415)	(5.9)
Cost of Revenues(2):
Environmental Services	451,255	491,121	(39,866)	(8.1)
Safety-Kleen Sustainability Solutions	108,376	113,828	(5,452)	(4.8)
Corporate Items	905	1,717	(812)	N/M
Total	560,536	606,666	(46,130)	(7.6)
Selling, General & Administrative Expenses:
Environmental Services	63,093	68,213	(5,120)	(7.5)
Safety-Kleen Sustainability Solutions	13,459	15,249	(1,790)	(11.7)
Corporate Items	45,089	45,845	(756)	(1.6)
Total	121,641	129,307	(7,666)	(5.9)
Adjusted EBITDA:
Environmental Services	140,254	145,858	(5,604)	(3.8)
Safety-Kleen Sustainability Solutions	31,632	24,204	7,428	30.7
Corporate Items	(42,435)	(44,181)	1,746	4.0
Total	$129,451	$125,881	$3,570	2.8%
_____________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenue is shown exclusive of items presented separately on the consolidated statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues including, but are not limited to: overall levels of industrial activity and growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response services, weather related events, base and blended oil pricing, market changes relative to the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Direct revenues	$654,602	$705,192	$(50,590)	(7.2)%

Environmental Services direct revenues for the three months ended March 31, 2021 decreased $50.6 million from the comparable period in 2020 driven primarily by significantly lower demand for our industrial and base field services, as well as our Safety-Kleen core service offerings. The Company continues to see lower economic activity resulting from the COVID-19 pandemic, which is reducing the demand for our industrial services as customers postpone and/or reduce the levels of industrial turnarounds and specialized industrial services. Harsh weather conditions also negatively impacted demand for these services as well as our base field services. Direct revenues for such industrial services decreased $27.1 million from the same period in the prior year and our base field services, excluding any COVID-19 decontamination services, decreased $19.0 million from the same period in 2020. Direct revenues for Safety-Kleen core service offerings decreased $14.9 million from the prior year due to lower demand for these parts washer, containerized waste and vacuum services. Direct revenues at our incinerator facilities decreased $3.8 million when compared with the same period in the prior year due to lower utilization which was 80% as compared to 86% in the first quarter of 2020. This lower utilization was generally the result of more down days due to significant weather events which occurred during the quarter. From a revenue generation perspective, the decrease in utilization was partially offset by higher value waste streams. Volumes at our landfill facilities were lower than the prior year, however this decrease was offset by higher value waste streams as well resulting in relatively consistent landfill direct revenues. In the three months ended March 31, 2021, the Company generated $28.2 million of direct revenues from COVID-19 decontamination services, an increase of $18.2 million from the same period in the prior year. Also impacting the year over year change in direct revenues within this segment was the positive impact of foreign currency translation on our Canadian operations of $4.7 million.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Direct revenues	$153,467	$153,281	$186	0.1%

Safety-Kleen Sustainability Solutions direct revenues for the three months ended March 31, 2021 were relatively consistent with the comparable period in 2020. Revenue from base oil sales increased $6.4 million and revenues from used oil collection services increased $4.7 million in the first three months of 2021 when compared to the first three months of 2020, both due to improved pricing on these products and services. Lower volumes of blended oil product sales decreased direct revenues $5.2 million in 2021. Direct revenues from bulk automotive related fluids decreased $3.9 million and recycled fuel oil and refinery byproducts decreased $2.3 million due to lower volumes and prices. Foreign currency translation positively impacted the Canadian operations of Safety-Kleen Sustainability Solutions by $1.2 million.
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

Environmental Services

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Cost of revenues	$451,255	$491,121	$(39,866)	(8.1)%
As a % of Direct revenues	68.9%	69.6%	(0.7)%
Environmental Services cost of revenues for the three months ended March 31, 2021 decreased $39.9 million from the comparable period in 2020, however remained relatively consistent with the prior period as a percentage of direct revenues. Overall the decrease included a $21.1 million reduction to labor and benefits related costs, including travel costs, a $16.0 million reduction to equipment and supply costs and a $3.2 million reduction to transportation, vehicle and fuel costs. These decreases were mainly attributable to lower direct revenues, as well as a $3.8 million benefit from the Government Programs which is reflected in the reduction to labor and benefits related costs above.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Cost of revenues	$108,376	$113,828	$(5,452)	(4.8)%
As a % of Direct revenues	70.6%	74.3%	(3.7)%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended March 31, 2021 decreased $5.5 million from the comparable period in 2020 and improved by 3.7% as a percentage of direct revenues. Lower spend on oil additives due to the oil product mix and the continuation of the cost management initiatives implemented in the latter half of 2020 drove this overall cost of revenues decrease and the improvement of cost of revenues as a percentage of direct revenues.
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
Environmental Services

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
SG&A expenses	$63,093	$68,213	$(5,120)	(7.5)%
As a % of Direct revenues	9.6%	9.7%	(0.1)%
Environmental Services SG&A expenses for the three months ended March 31, 2021 decreased $5.1 million from the comparable period in 2020 and remained relatively consistent as a percentage of direct revenues. The overall decrease in direct revenues directly contributed to a $6.6 million reductions in labor and benefits related costs, including travel, which in turn resulted in the decrease in SG&A expenses overall. This reduction in labor and benefits related costs is also inclusive of $0.7 million of employee retention credits and subsidies recorded in 2021 from the Government Programs.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
SG&A expenses	$13,459	$15,249	$(1,790)	(11.7)%
As a % of Direct revenues	8.8%	9.9%	(1.1)%
Safety-Kleen Sustainability Solutions SG&A expenses for the three months ended March 31, 2021 decreased $1.8 million, from the comparable period in 2020. This decrease was primarily attributable to a reduction in labor and benefit related costs, including travel, which included a benefit of $0.3 million from the Government Programs recognized in the three months ended March 31, 2021.
Corporate Items

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
SG&A expenses	$45,089	$45,845	$(756)	(1.6)%
Corporate Items SG&A expenses for the three months ended March 31, 2021 remained relatively consistent with the prior year. The decrease in 2021 is primarily due to decreased marketing and travel related expenses of $4.7 million offset by a $4.7 million increase in severance and bonus related expenses.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under GAAP. Adjusted EBITDA is not calculated identically by all companies and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our historical credit agreement, may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Adjusted EBITDA:
Environmental Services	$140,254	$145,858	$(5,604)	(3.8)%
Safety-Kleen Sustainability Solutions	31,632	24,204	7,428	30.7
Corporate Items	(42,435)	(44,181)	1,746	4.0
Total	$129,451	$125,881	$3,570	2.8%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2021	2020
Net income	$21,736	$11,572
Accretion of environmental liabilities	2,953	2,561
Stock-based compensation	3,480	3,291
Depreciation and amortization	72,163	74,533
Other expense, net	1,228	2,365
Loss on sale of businesses	—	3,074
Interest expense, net of interest income	17,918	18,787
Provision for income taxes	9,973	9,698
Adjusted EBITDA	$129,451	$125,881
As a % of Direct revenues	16.0%	14.7%
Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add stock-based compensation, a non-cash item, to other charges which are added back to GAAP net income for purposes of calculating Adjusted EBITDA. We made this change in order to be more consistent with how certain of our peer group companies report their non-GAAP results, to align with how management will evaluate the operating performance of the Company and performance metrics for certain incentive compensation awards expected to be issued in 2021 and beyond, and to be consistent with the definition of “Adjusted EBITDA” now used for covenant compliance purposes in our outstanding financing agreements as amended to date. The amount added back each period is expected to match the line item for stock-based compensation as recorded on the Company's GAAP consolidated statements of cash flows. In the future, when we report our results, all relevant prior period Adjusted EBITDA amounts will be recast to provide comparative information.
Depreciation and Amortization

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$64,574	$65,366	$(792)	(1.2)%
Permits and other intangibles amortization	7,589	9,167	(1,578)	(17.2)%
Total depreciation and amortization	$72,163	$74,533	$(2,370)	(3.2)%
Depreciation and amortization for the three months ended March 31, 2021 decreased from the comparable period in 2020 primarily due to certain assets becoming fully depreciated.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change
Provision for income taxes	$9,973	$9,698	$275	2.8%
Effective tax rate	31.5%	45.6%	(14.1)%
The provision for income taxes for the three months ended March 31, 2021 was relatively consistent with the comparable period in 2020, however our effective tax rate decreased from 45.6% to 31.5%. Overall, the consistent provision is the result of an increase in pretax income of $10.4 million, offset by a decrease in unbenefited tax losses in certain of our Canadian entities. The decrease in our effective tax rate was predominately driven by the impact of the amount of unbenefited tax losses and related taxable income generated in the comparable periods. For the three months ended March 31, 2021, we did not record $1.6 million of income tax benefits generated from losses at certain of our Canadian entities. This compares to income tax benefits of $1.1 million associated with the loss on sale of businesses and $0.9 million generated from losses at certain of our Canadian entities in the comparable period of 2020 which also were not recorded in that period's income tax provision.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash from operating activities	$103,000	$33,681
Net cash used in investing activities	(86,737)	(93,087)
Net cash (used in) from financing activities	(40,620)	126,447
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2021 was $103.0 million, an increase of $69.3 million from the comparable period in 2020. The increase in operating cash flows from the comparable period of 2020 was due to improved working capital management in the first quarter of 2021.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2021 was $86.7 million, a decrease of $6.4 million from the comparable period in 2020. The decrease in net cash used in investing activities was most notably due to a $40.9 million reduction in capital expenditure levels in 2021. Capital expenditures for the three months ended March 31, 2020 included the nonrecurring purchase of our corporate headquarters. Offsetting this decrease in capital expenditures is an increase of $22.9 million in cash paid for acquisitions and a reduction of $7.9 million in proceeds from the sale of businesses.
Net cash (used in) from financing activities
Net cash used in financing activities for the three months ended March 31, 2021 was $40.6 million, compared to net cash from financing activities of $126.4 million for the comparable period in 2020. This decrease of $167.1 million was mostly due to a $150.0 million borrowing on our revolving credit facility in 2020 and an increase in repurchases of common stock of $9.2 million. For additional information regarding our financing activities, see Note 11, "Financing Arrangements," to the accompanying unaudited consolidated financial statements.
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

The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash from operating activities	$103,000	$33,681
Additions to property, plant and equipment	(41,913)	(82,767)
Purchase and capital improvements of corporate headquarters	—	20,735
Proceeds from sale and disposal of fixed assets	1,204	2,150
Adjusted free cash flow	$62,291	$(26,201)
Summary of Capital Resources including Financing Arrangements
At March 31, 2021, cash and cash equivalents and marketable securities totaled $570.7 million, compared to $571.0 million at December 31, 2020. At March 31, 2021, cash and cash equivalents held by our foreign subsidiaries totaled $133.7 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $437.0 million at March 31, 2021, and our U.S. operations had net operating cash flows of $98.6 million for the three months ended March 31, 2021. Additionally, we have a $400.0 million revolving credit facility of which, as of March 31, 2021, approximately $270.2 million was available to borrow and letters of credit under the credit facility in the amount of $121.3 million were outstanding. Based on the above and on our current plans, we believe that our operations have and will continue to have adequate financial resources to satisfy current liquidity needs.
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
As of March 31, 2021, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During each of the three months ended March 31, 2021 and March 31, 2020, the Company repurchased and retired a total of approximately 0.3 million of the Company's common stock for total costs of approximately $26.5 million and $17.3 million, respectively.
Through March 31, 2021, the Company has repurchased and retired a total of approximately 7.4 million shares of its common stock for approximately $416.7 million under this program. As of March 31, 2021, an additional $183.3 million remained available for repurchase of shares under this program.
Environmental Liabilities

(in thousands, except percentages)	March 31, 2021	December 31, 2020	Change	% Change
Closure and post-closure liabilities	$91,105	$87,926	$3,179	3.6%
Remedial liabilities	114,248	114,813	(565)	(0.5)
Total environmental liabilities	$205,353	$202,739	$2,614	1.3%
Total environmental liabilities as of March 31, 2021 were $205.4 million, an increase of $2.6 million compared to December 31, 2020, primarily due to accretion of $3.0 million, new liabilities, including those assumed in acquisitions, of $1.1 million and changes in estimates recorded to the consolidated balance sheet of $1.0 million, partially offset by expenditures of $3.0 million.
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
Capital Expenditures
Capital expenditures in the first three months of 2021 were $41.9 million as compared to $82.8 million in the same period of 2020. The decrease was primarily due to the nonrecurring purchase of our corporate headquarters in January of 2020 and reduced capital spending in recent periods. We anticipate that 2021 capital spending, net of disposals, will be in the range of $185.0 million to $205.0 million. However, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first three months of 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Goodwill. Goodwill is reviewed for impairment annually as of December 31 or when events or changes in the business environment indicate the carrying value of a reporting unit may exceed its fair value. This review is performed by comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying amount, a loss is recorded for the excess of the carrying value over the fair value up to the carrying amount of goodwill.
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill is allocated as of December 31, 2020 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. As a result of changes in our organizational structure and resulting change in our operating segments discussed above, we concluded that, for purposes of reviewing for potential goodwill impairment as of March 31, 2021, we now have three reporting units. The Environmental Services operating segment has two reporting units consisting of (i) Environmental Sales and Service which includes the legacy Environmental Sales and Service reporting unit and certain operations previously included within Safety-Kleen Environmental Services including the core service offerings of containerized waste, parts washer and vacuum services and (ii) Environmental Facilities, unchanged from prior year. The Safety-Kleen Sustainability Solutions operating segment is a single reporting unit which includes the legacy Safety-Kleen Oil reporting unit and the remaining operations of the legacy Safety-Kleen Environmental Services reporting unit primarily consisting of collection services for waste oil, anti-freeze and used oil filters as well as the sale of bulk blended re-refined oil and other automotive related finished fluid products. The Company allocated goodwill to the newly identified reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2021 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the three months ended

March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
During the three months ended March 31, 2021, there were no material changes from the risk factors as previously disclosed in Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1, 2021 through January 31, 2021	1,907	$76.10	—	$209,852
February 1, 2021 through February 28, 2021	11,642	79.38	—	209,852
March 1, 2021 through March 31, 2021	329,723	88.55	300,000	183,306
Total	343,272	88.17	300,000
________________
(1)    Includes 43,272 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. Future repurchases will be made under the Rule 10b5-1 plan as well as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	May 5, 2021

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	May 5, 2021