Form 10-Q
period 2021-06-30
CLEAN HARBORS INC
filed 2021-08-04
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 30, 2021 was 54,402,611.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$595,574	$519,101
Short-term marketable securities	70,683	51,857
Accounts receivable, net of allowances aggregating $40,009 and $44,749, respectively	659,364	611,534
Unbilled accounts receivable	59,446	55,681
Inventories and supplies	215,725	220,498
Prepaid expenses and other current assets	76,524	67,051
Total current assets	1,677,316	1,525,722
Property, plant and equipment, net	1,531,289	1,525,298
Other assets:
Operating lease right-of-use assets	135,363	150,341
Goodwill	544,639	527,023
Permits and other intangibles, net	374,230	386,620
Other	13,042	16,516
Total other assets	1,067,274	1,080,500
Total assets	$4,275,879	$4,131,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,535	$7,535
Accounts payable	249,206	195,878
Deferred revenue	83,733	74,066
Accrued expenses	311,656	295,823
Current portion of closure, post-closure and remedial liabilities	23,865	26,093
Current portion of operating lease liabilities	35,074	36,750
Total current liabilities	711,069	636,145
Other liabilities:
Closure and post-closure liabilities, less current portion of $9,752 and $13,903, respectively	83,742	74,023
Remedial liabilities, less current portion of $14,113 and $12,190, respectively	98,341	102,623
Long-term debt, less current portion	1,547,398	1,549,641
Operating lease liabilities, less current portion	101,377	114,258
Deferred tax liabilities	228,718	230,097
Other long-term liabilities	95,647	83,182
Total other liabilities	2,155,223	2,153,824
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,393,252 and 54,772,696 shares, respectively	544	548
Additional paid-in capital	539,390	582,749
Accumulated other comprehensive loss	(188,889)	(211,477)
Accumulated earnings	1,058,542	969,731
Total stockholders’ equity	1,409,587	1,341,551
Total liabilities and stockholders’ equity	$4,275,879	$4,131,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Service revenues	$734,563	$637,839	$1,397,271	$1,357,706
Product revenues	191,895	72,161	337,335	210,857
Total revenues	926,458	710,000	1,734,606	1,568,563
Cost of revenues: (exclusive of items shown separately below)
Service revenues	492,662	411,065	943,000	903,781
Product revenues	125,224	59,616	235,422	173,566
Total cost of revenues	617,886	470,681	1,178,422	1,077,347
Selling, general and administrative expenses	124,106	103,839	245,747	233,146
Accretion of environmental liabilities	2,873	2,766	5,826	5,327
Depreciation and amortization	71,592	72,494	143,755	147,027
Income from operations	110,001	60,220	160,856	105,716
Other expense, net	(1,480)	(500)	(2,708)	(2,865)
Loss on sale of businesses	—	(184)	—	(3,258)
Interest expense, net of interest income of $580, $668, $1,060 and $1,666, respectively	(18,051)	(18,654)	(35,969)	(37,441)
Income before provision for income taxes	90,470	40,882	122,179	62,152
Provision for income taxes	23,395	11,859	33,368	21,557
Net income	$67,075	$29,023	$88,811	$40,595
Earnings per share:
Basic	$1.23	$0.52	$1.63	$0.73
Diluted	$1.22	$0.52	$1.62	$0.73
Shares used to compute earnings per share - Basic	54,529	55,590	54,625	55,673
Shares used to compute earnings per share - Diluted	54,854	55,748	54,945	55,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$67,075	$29,023	$88,811	$40,595
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale securities	(48)	296	(122)	232
Unrealized (losses) gains on interest rate hedge	(349)	(3,000)	2,759	(21,382)
Reclassification adjustment for losses on interest rate hedge included in net income	2,494	2,130	4,942	3,228
Foreign currency translation adjustments	8,543	18,102	15,009	(23,856)
Other comprehensive income (loss), net of tax	10,640	17,528	22,588	(41,778)
Comprehensive income (loss)	$77,715	$46,551	$111,399	$(1,183)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$88,811	$40,595
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	143,755	147,027
Allowance for doubtful accounts	2,109	9,006
Amortization of deferred financing costs and debt discount	1,806	1,787
Accretion of environmental liabilities	5,826	5,327
Changes in environmental liability estimates	445	5,607
Deferred income taxes	1,912	—
Other expense, net	2,708	2,865
Stock-based compensation	6,785	6,077
Loss on sale of businesses	—	3,258
Environmental expenditures	(6,594)	(6,104)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(51,285)	67,540
Inventories and supplies	765	(9,024)
Other current and non-current assets	(12,043)	(25,840)
Accounts payable	49,880	(82,134)
Other current and long-term liabilities	30,552	7,499
Net cash from operating activities	265,432	173,486
Cash flows used in investing activities:
Additions to property, plant and equipment	(91,988)	(125,721)
Proceeds from sale and disposal of fixed assets	3,479	3,101
Acquisitions, net of cash acquired	(22,918)	(8,877)
Proceeds from sale of businesses, net of transactional costs	—	7,753
Additions to intangible assets including costs to obtain or renew permits	(1,750)	(1,242)
Proceeds from sale of available-for-sale securities	70,526	28,851
Purchases of available-for-sale securities	(89,689)	(45,550)
Net cash used in investing activities	(132,340)	(141,685)
Cash flows (used in) from financing activities:
Change in uncashed checks	(2,895)	(1,689)
Tax payments related to withholdings on vested restricted stock	(4,739)	(3,395)
Repurchases of common stock	(45,409)	(17,341)
Deferred financing costs paid	(146)	—
Payments on finance leases	(3,577)	(1,790)
Principal payments on debt	(3,768)	(3,768)
Borrowing from revolving credit facility	—	150,000
Payment on revolving credit facility	—	(75,000)
Net cash (used in) from financing activities	(60,534)	47,017
Effect of exchange rate change on cash	3,915	(3,443)
Increase in cash and cash equivalents	76,473	75,375
Cash and cash equivalents, beginning of period	519,101	371,991
Cash and cash equivalents, end of period	$595,574	$447,366
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$34,164	$38,327
Income taxes paid, net of refunds	32,519	1,478
Non-cash investing activities:
Property, plant and equipment accrued	8,807	7,421
ROU assets obtained in exchange for operating lease liabilities	5,774	16,216
ROU assets obtained in exchange for finance lease liabilities	18,704	16,452
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2021	54,773	$548	$582,749	$(211,477)	$969,731	$1,341,551
Net income	—	—	—	—	21,736	21,736
Other comprehensive income	—	—	—	11,948	—	11,948
Stock-based compensation	—	—	3,480	—	—	3,480
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(3,720)	—	—	(3,719)
Repurchases of common stock	(300)	(3)	(26,543)	—	—	(26,546)
Balance at March 31, 2021	54,551	546	555,966	(199,529)	991,467	1,348,450
Net income	—	—	—	—	67,075	67,075
Other comprehensive income	—	—	—	10,640	—	10,640
Stock-based compensation	—	—	3,305	—	—	3,305
Issuance of common stock for restricted share vesting, net of employee tax withholdings	42	—	(1,020)	—	—	(1,020)
Repurchases of common stock	(200)	(2)	(18,861)	—	—	(18,863)
Balance at June 30, 2021	54,393	$544	$539,390	$(188,889)	$1,058,542	$1,409,587

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2020	55,798	$558	$644,412	$(210,051)	$834,894	$1,269,813
Net income	—	—	—	—	11,572	11,572
Other comprehensive loss	—	—	—	(59,306)	—	(59,306)
Stock-based compensation	—	—	3,291	—	—	3,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(2,225)	—	—	(2,224)
Repurchases of common stock	(302)	(3)	(17,338)	—	—	(17,341)
Balance at March 31, 2020	55,555	556	628,140	(269,357)	846,466	1,205,805
Net income	—	—	—	—	29,023	29,023
Other comprehensive income	—	—	—	17,528	—	17,528
Stock-based compensation	—	—	2,786	—	—	2,786
Issuance of common stock for restricted share vesting, net of employee tax withholdings	58	—	(1,171)	—	—	(1,171)
Balance at June 30, 2020	55,613	$556	$629,755	$(251,829)	$875,489	$1,253,971

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
Concurrently with this change, the Company consolidated the Safety-Kleen Environmental branches' core offerings, including containerized waste, parts washer and vacuum services, into the legacy Clean Harbors Environmental Services sales and service operations. The Company expects this change to foster enhanced cross-selling opportunities within the environmental businesses and increase market presence with small quantity generators of hazardous waste.
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed to conform to this new operating structure of the business and the Company reevaluated the identification of its operating segments. In accordance with ASC 280, Segment Reporting, Environmental Services and Safety-Kleen Sustainability Solutions are the Company's operating segments and reportable segments starting in the first quarter of 2021, with the operations not managed through the Company's operating segments described above continuing to be recorded as Corporate Items. See Note 17, "Segment Reporting" for more information. The amounts presented for the three and six months ended June 30, 2020 and any segment information presented as of December 31, 2020 have been recast to reflect the impact of such changes. In addition, certain intercompany transactions previously recorded in Corporate Items have been allocated to the segments. These reclassifications and adjustments had no effect on the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.

(3) REVENUES
The Company generates revenues through its Environmental Services and Safety-Kleen Sustainability Solutions operating segments. The Company's Environmental Services operating segment has four sources of revenue and the Safety-Kleen Sustainability Solutions operating segment has two sources of revenue.
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. These services are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e. the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including municipalities and utilities, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental, contamination or pandemic related emergencies include any scale from man-made disasters such as oil spills to natural disasters such as hurricanes and more recently, projects involving contagion disinfection, decontamination and disposal services in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the Safety-Kleen Sustainability Solutions operating segment depending upon the nature of such revenues and operating responsibilities relative to satisfying the related performance obligations. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen Environmental core service offerings, contribute to the revenues of the Environmental Services operating segment. In addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services, sales of bulk blended oil products and sales of bulk automotive fluids contribute to the Safety-Kleen Sustainability Solutions operating segment.
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
Disaggregation of Revenue
We disaggregate the Company's third party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors (in thousands):

	For the Three Months Ended June 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$616,585	$180,216	$79	$796,880
Canada	106,562	23,016	—	129,578
Total third-party revenues	$723,147	$203,232	$79	$926,458

Sources of Revenue
Technical Services	$306,865	$—	$—	$306,865
Field and Emergency Response Services	106,986	—	—	106,986
Industrial Services and Other	150,367	—	79	150,446
Safety-Kleen Environmental Services	158,929	40,453	—	199,382
Safety-Kleen Oil	—	162,779	—	162,779
Total third-party revenues	$723,147	$203,232	$79	$926,458

	For the Three Months Ended June 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$543,785	$88,004	$(160)	$631,629
Canada	68,935	9,220	216	78,371
Total third-party revenues	$612,720	$97,224	$56	$710,000

Sources of Revenue
Technical Services	$241,929	$—	$—	$241,929
Field and Emergency Response Services	127,353	—	—	127,353
Industrial Services and Other	95,072	—	56	95,128
Safety-Kleen Environmental Services	148,366	46,506	—	194,872
Safety-Kleen Oil	—	50,718	—	50,718
Total third-party revenues	$612,720	$97,224	$56	$710,000

	For the Six Months Ended June 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,192,093	$319,206	$158	$1,511,457
Canada	183,932	39,217	—	223,149
Total third-party revenues	$1,376,025	$358,423	$158	$1,734,606

Sources of Revenue
Technical Services	$578,905	$—	$—	$578,905
Field and Emergency Response Services	212,154	—	—	212,154
Industrial Services and Other	270,177	—	158	270,335
Safety-Kleen Environmental Services	314,789	79,431	—	394,220
Safety-Kleen Oil	—	278,992	—	278,992
Total third-party revenues	$1,376,025	$358,423	$158	$1,734,606

	For the Six Months Ended June 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,150,895	$227,441	$(462)	$1,377,874
Canada	166,861	23,220	608	190,689
Total third-party revenues	$1,317,756	$250,661	$146	$1,568,563

Sources of Revenue
Technical Services	$517,202	$—	$—	$517,202
Field and Emergency Response Services	233,265	—	—	233,265
Industrial Services and Other	241,991	—	146	242,137
Safety-Kleen Environmental Services	325,298	84,055	—	409,353
Safety-Kleen Oil	—	166,606	—	166,606
Total third-party revenues	$1,317,756	$250,661	$146	$1,568,563
Contract Balances

(in thousands)	June 30, 2021	December 31, 2020
Receivables	$659,364	$611,534
Contract assets (unbilled receivables)	59,446	55,681
Contract liabilities (deferred revenue)	83,733	74,066
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

2021 Proposed Acquisitions
On June 29, 2021, the Company signed a definitive agreement with Vertex Energy, Inc. to acquire certain assets related to Vertex's used motor oil collection and re-refinery business in an all-cash transaction for $140.0 million, subject to working capital and other adjustments. The Company intends to fund the acquisition with available cash. The acquisition will include re-refineries in Marrero, Louisiana and Columbus, Ohio and service locations throughout the Midwest and Gulf Coast, as well as certain associated equipment and an assembled workforce. The acquisition is subject to approval by U.S. regulators and Vertex shareholders, and other customary closing conditions and is currently anticipated to close later in 2021. The acquisition will expand the Safety-Kleen Sustainability Solutions segment's oil re-refining capacity and collection and distribution network.
On August 3, 2021, the Company signed a definitive agreement to acquire HydroChemPSC ("HPC"), a privately-owned company. With more than 5,000 employees, over 240 service locations and a fleet of specialized vehicles and equipment, HPC is a leading U.S. provider of industrial cleaning, specialty maintenance and utility services. The acquisition will enhance the Company's Environmental Services segment.
Under the terms of the agreement, at the closing of the transaction, the Company will pay cash consideration in an amount equal to $1.25 billion, subject to customary purchase price adjustments. The Company plans to finance the acquisition of HPC with a combination of cash on hand and long-term debt. The Company has obtained a financing commitment from Goldman Sachs Bank USA, for term loan debt financing. The acquisition is subject to approval by regulators, as well as other customary closing conditions, and is anticipated to close later in 2021.
2020 Acquisition
On April 17, 2020, the Company acquired a privately-owned business for $8.8 million cash consideration. The acquired company expands the Safety-Kleen Sustainability Solutions segment's oil re-refining operations to the northeast United States. In connection with this acquisition, a goodwill amount of $1.4 million was recognized.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Oil and oil related products	$75,162	$76,209
Supplies	119,388	120,007
Solvent and solutions	8,976	8,812
Other	12,199	15,470
Total inventories and supplies	$215,725	$220,498
Supplies consists primarily of critical spare parts to support the Company's incinerator and re-refinery operations, personal protective equipment and other general supplies used in our normal day-to-day operations. Other inventories consists primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$148,749	$139,776
Asset retirement costs (non-landfill)	17,851	16,407
Landfill assets	196,156	191,687
Buildings and improvements (1)	523,136	509,804
Camp equipment	157,554	159,021
Vehicles (2)	867,498	844,026
Equipment (3)	1,821,298	1,807,235
Furniture and fixtures	7,195	7,082
Construction in progress	44,555	24,378
	3,783,992	3,699,416
Less - accumulated depreciation and amortization	2,252,703	2,174,118
Total property, plant and equipment, net	$1,531,289	$1,525,298
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.9 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $66.0 million and $47.2 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.3 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $63.8 million and $128.4 million for the three and six months ended June 30, 2021, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $63.7 million and $129.0 million for the three and six months ended June 30, 2020, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2021 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2021	$401,918	$125,105	$527,023
Increase from current period acquisition	—	15,958	15,958
Foreign currency translation	1,218	440	1,658
Balance at June 30, 2021	$403,136	$141,503	$544,639
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

As of June 30, 2021 and December 31, 2020, the Company's intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$186,292	$99,143	$87,149	$183,766	$95,033	$88,733
Customer and supplier relationships	366,913	207,196	159,717	382,083	211,895	170,188
Other intangible assets	21,223	17,309	3,914	39,287	34,744	4,543
Total amortizable permits and other intangible assets	574,428	323,648	250,780	605,136	341,672	263,464
Trademarks and trade names	123,450	—	123,450	123,156	—	123,156
Total permits and other intangible assets	$697,878	$323,648	$374,230	$728,292	$341,672	$386,620
Amortization expense of permits, customer and supplier relationships and other intangible assets was $7.8 million and $15.4 million in the three and six months ended June 30, 2021, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $8.8 million and $18.0 million in the three and six months ended June 30, 2020, respectively. The net decrease in total amortizable permits and other intangible assets is attributable to writing off fully amortized intangible assets with a cost of $35.4 million during the six months ended June 30, 2021.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2021 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2021 (six months)	$15,119
2022	30,075
2023	25,735
2024	24,231
2025	23,254
Thereafter	132,366
$250,780

(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued insurance	$78,708	$77,514
Accrued interest	19,760	19,697
Accrued compensation and benefits	94,856	81,437
Accrued income, real estate, sales and other taxes	25,616	25,843
Interest rate swap liability	25,929	33,630
Accrued other	66,787	57,702
	$311,656	$295,823

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2021 through June 30, 2021 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2021	$48,412	$39,514	$87,926
Liabilities assumed in acquisitions	—	451	451
New asset retirement obligations	1,342	—	1,342
Accretion	1,781	1,844	3,625
Changes in estimates recorded to consolidated statement of operations	—	300	300
Changes in estimates recorded to consolidated balance sheet	—	1,137	1,137
Expenditures	(1,163)	(319)	(1,482)
Currency translation and other	153	42	195
Balance at June 30, 2021	$50,525	$42,969	$93,494
In the six months ended June 30, 2021, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first six months of 2021 were discounted at the credit-adjusted risk-free rate of 4.84%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2021 through June 30, 2021 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2021	$1,865	$63,060	$49,888	$114,813
Accretion	45	1,320	836	2,201
Changes in estimates recorded to consolidated statement of operations	(22)	312	(145)	145
Expenditures	(24)	(2,833)	(2,255)	(5,112)
Currency translation and other	—	(805)	1,212	407
Balance at June 30, 2021	$1,864	$61,054	$49,536	$112,454
In the six months ended June 30, 2021, there were no significant (benefits) charges resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Debt:	June 30, 2021	December 31, 2020
Secured senior term loans ("Term Loans")	$7,535	$7,535

Long-Term Debt:
Secured senior Term Loans due June 30, 2024	$715,859	$719,626
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	$1,560,859	$1,564,626
Unamortized debt issuance costs and premium, net	(13,461)	(14,985)
Long-term debt, at carrying value	$1,547,398	$1,549,641
Financing Activities
As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $1.6 billion. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the Company had $287.3 million available to borrow under the revolving credit facility and outstanding letters of credit were $112.7 million.
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
As of June 30, 2021 and December 31, 2020, the Company has recorded a derivative liability with a fair value of $25.9 million and $33.6 million, respectively, within accrued expenses in connection with these cash flow hedges.
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

The Company’s effective tax rate for the three and six months ended June 30, 2021 was 25.9% and 27.3%, compared to 29.0% and 34.7%, respectively, for the comparable periods in 2020.
As of June 30, 2021 and December 31, 2020, the Company had recorded $5.1 million and $5.5 million, respectively, of liabilities for unrecognized tax benefits and $2.3 million and $2.1 million, respectively, of accrued interest.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$67,075	$29,023	$88,811	$40,595

Denominator:
Basic shares outstanding	54,529	55,590	54,625	55,673
Dilutive effect of outstanding stock awards	325	158	320	209
Dilutive shares outstanding	54,854	55,748	54,945	55,882

Basic earnings per share:	$1.23	$0.52	$1.63	$0.73

Diluted earnings per share:	$1.22	$0.52	$1.62	$0.73
For the three months ended June 30, 2021 and June 30, 2020, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 33,708 and 96,018, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 500 and 149,460, respectively, of restricted stock awards and performance awards which were excluded as their inclusion would have an antidilutive effect.
For the six months ended June 30, 2021 and June 30, 2020, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 33,708 and 96,018, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 12,604 and 14,716, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the six months ended June 30, 2021 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized (Losses) Gains on Interest Rate Hedge	Unrealized Losses on Unfunded Pension Liability	Total
Balance at January 1, 2021	$(176,234)	$135	$(33,629)	$(1,749)	$(211,477)
Other comprehensive income (loss) before reclassifications	15,009	(155)	2,759	—	17,613
Amounts reclassified out of accumulated other comprehensive loss	—	—	4,942	—	4,942
Tax benefit	—	33	—	—	33
Other comprehensive income (loss)	15,009	(122)	7,701	—	22,588
Balance at June 30, 2021	$(161,225)	$13	$(25,928)	$(1,749)	$(188,889)

The amount reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three and six months ended June 30, 2021 was as follows (in thousands):

Other Comprehensive Income (Loss) Component	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	Location
Unrealized losses on interest rate hedge	$(2,494)	$(4,942)	Interest expense, net of interest income

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2021 was $3.3 million and $6.8 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2020 was $2.8 million and $6.1 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2021 was $0.8 million and $1.5 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2020 was $0.4 million and $1.2 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the six months ended June 30, 2021:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	493,879	$59.74
Granted	51,354	87.86
Vested	(103,449)	57.35
Forfeited	(32,321)	58.87
Balance at June 30, 2021	409,463	63.94
As of June 30, 2021, there was $17.8 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2021 was $4.9 million and $8.9 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2020 was $4.4 million and $9.7 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving targets currently based on revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions.
The following table summarizes information about performance stock awards for the six months ended June 30, 2021:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	254,449	$61.75
Granted	5,897	86.15
Vested	(71,815)	62.27
Forfeited	(20,003)	61.54
Balance at June 30, 2021	168,528	62.41

As of June 30, 2021, there was $1.8 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. No performance awards vested during the three months ended June 30, 2021 and June 30, 2020. The total fair value of performance awards vested during the six months ended June 30, 2021 and June 30, 2020 was $6.4 million and $1.3 million, respectively.

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
At June 30, 2021 and December 31, 2020, the Company had recorded reserves of $31.8 million and $29.8 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of June 30, 2021 and December 31, 2020, the $31.8 million and $29.8 million, respectively, of reserves consisted of (i) $23.6 million and $24.0 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $8.2 million and $5.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of June 30, 2021, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2021, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of June 30, 2021 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 67 proceedings (excluding cases which have been settled but not formally dismissed) as of June 30, 2021, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2021. From January 1, 2021 to June 30, 2021, 11 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 125 third-party sites, 31 are now settled, 15 are currently requiring expenditures on remediation and 79 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability, if any, of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements, if any, with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential liability could exceed $1.0 million at three of the 131 Superfund related sites.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2021 there was one proceeding for which the Company reasonably believes that the sanctions could equal or exceed $1.0 million, and none as of December 31, 2020. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will not, individually or in the aggregate, have a material effect on its financial condition, results of operations or cash flows.

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
The following table reconciles third-party revenues to direct revenues for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$723,147	$950	$724,097	$612,720	$(126)	$612,594
Safety-Kleen Sustainability Solutions	203,232	(950)	202,282	97,224	126	97,350
Corporate Items	79	—	79	56	—	56
Total	$926,458	$—	$926,458	$710,000	$—	$710,000

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$1,376,025	$2,674	$1,378,699	$1,317,756	$30	$1,317,786
Safety-Kleen Sustainability Solutions	358,423	(2,674)	355,749	250,661	(30)	250,631
Corporate Items	158	—	158	146	—	146
Total	$1,734,606	$—	$1,734,606	$1,568,563	$—	$1,568,563

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
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Environmental Services	$176,041	$176,241	$316,295	$322,099
Safety-Kleen Sustainability Solutions	63,314	8,431	94,946	32,635
Corporate Items	(51,584)	(46,406)	(94,019)	(90,587)
Total	187,771	138,266	317,222	264,147
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,873	2,766	5,826	5,327
Stock-based compensation	3,305	2,786	6,785	6,077
Depreciation and amortization	71,592	72,494	143,755	147,027
Income from operations	110,001	60,220	160,856	105,716
Other expense, net	1,480	500	2,708	2,865
Loss on sale of businesses	—	184	—	3,258
Interest expense, net of interest income	18,051	18,654	35,969	37,441
Income before provision for income taxes	$90,470	$40,882	$122,179	$62,152
The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	June 30, 2021	December 31, 2020
Property, plant and equipment, net:
Environmental Services	$1,068,270	$1,068,910
Safety-Kleen Sustainability Solutions	371,056	366,160
Corporate Items	91,963	90,228
Total property, plant and equipment, net	$1,531,289	$1,525,298

Goodwill and Permits and other intangibles, net:
Environmental Services
Goodwill	$403,136	$401,918
Permits and other intangibles, net	221,437	228,237
Total Environmental Services	624,573	630,155

Safety-Kleen Sustainability Solutions
Goodwill	$141,503	$125,105
Permits and other intangibles, net	152,793	158,383
Total Safety-Kleen Sustainability Solutions	294,296	283,488

Total	$918,869	$913,643

The following table presents the total assets by geographical area (in thousands):

	June 30, 2021	December 31, 2020
United States	$3,566,318	$3,447,811
Canada and other foreign	709,561	683,709
Total	$4,275,879	$4,131,520

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, the expected completion and impact of our proposed acquisition of HydroChemPSC ("HPC"), and those items identified as "Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2021, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Clean Harbors undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements other than through its filings with the SEC, which may be viewed in the "Investors" section of the Clean Harbors website.
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
During the first quarter of 2021, we reorganized our Safety-Kleen business. The collection services for waste oil, used oil filters, antifreeze and related items and bulk blended oil sales operations were combined with the Safety-Kleen Oil business to form the Safety-Kleen Sustainability Solutions business. Under this structure, Safety-Kleen Sustainability Solutions encompasses both sides of the spread we manage in our re-refinery business, and we expect this change to drive additional growth in our sustainable lubricant products and related services.
Concurrently with this change, we consolidated the Safety-Kleen Environmental branches' core offerings, including containerized waste, parts washer and vacuum services, into the legacy Clean Harbors Environmental Services sales and service operations. We expect this change to foster enhanced cross-selling opportunities within the environmental businesses and increase market presence with small quantity generators of hazardous waste.
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance was changed to conform to the new operating structure of the business. As a result, we reevaluated the identification of our operating segments and concluded that, starting in the first quarter of 2021, Environmental Services and Safety-Kleen Sustainability Solutions are our operating segments and reportable segments, with the operations not managed through the operating segments described above continuing to be reported as Corporate Items. The amounts presented for the three and six months ended June 30, 2020 have been recast to reflect the impact of such changes.

Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add back stock-based compensation, a non-cash item, to other charges which are added back to net income determined in accordance with generally accepted accounting principles ("GAAP"). See the Adjusted EBITDA section below for additional details regarding this change and our consideration of this metric. Prior period amounts have been recast to conform to this presentation.
The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services, waste volumes generated by such services and project work for which waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required. As a result of the Coronavirus ("COVID-19") pandemic, the business saw increased demand for response services relative to contagion disinfection, decontamination and disposal in 2020 and into 2021. With the addition of the Safety-Kleen core service offerings, including containerized waste disposal, parts washer and vacuum services, the Environmental Services results are further driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our owned facilities, the utilization rates of our incinerators, equipment and workforce, including billable hours, and number of parts washer services performed, among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the automotive, chemical, manufacturing and other industrial markets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service offerings and products. Safety-Kleen Sustainability Solutions offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Segment results are impacted by overall demand as well as product mix as it relates to these oil products. Segment results are also predicated on the demand for the Safety-Kleen Sustainability Solutions other product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to make our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin. Management also tracks the volumes and pricing of used oil and automotive fluid collections. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the automotive services and manufacturing markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. The overall market price of oil and regulations that change the possible usage of used oil, including the International Maritime Organization's 2020 regulation ("IMO 2020") and other regulations related to the burning of used motor oil as a fuel, both impact the premium the segment can charge for used oil collections.

Highlights
Total revenues for the three and six months ended June 30, 2021 were $926.5 million and $1,734.6 million, compared with $710.0 million and $1,568.6 million for the three and six months ended June 30, 2020. Prior year operations were negatively affected by the impact of the COVID-19 pandemic. In the three and six months ended June 30, 2021, our Environmental Services segment direct revenues increased 18.2% and 4.6% from the comparable periods in 2020. Current period results were driven primarily by greater volumes of higher value waste streams at our incinerators and higher demand throughout most of our portfolio of services, most predominantly our industrial services operations, partially offset by lower demand for our COVID-19 decontamination services. In the three and six months ended June 30, 2021, our Safety-Kleen Sustainability Solutions segment direct revenues increased 107.8% and 41.9% from the comparable periods in 2020 due to increased pricing and increased demand for base and blended oil which increased volumes of products sold. The fluctuation of the Canadian dollar positively impacted our consolidated revenues by $16.2 million and $22.1 million in the three and six months ended June 30, 2021, respectively.
In the three and six months ended June 30, 2021, costs have increased in both the Environmental Services and Safety-Kleen Sustainability Solutions segments when comparing to the prior year given the increase in business levels and revenue mix combined with lower benefits from the Government Programs. Despite the increased costs seen in the current period, gross margins for the Environmental Services and Safety-Kleen Sustainability Solutions segments have improved from pre-pandemic levels.
We reported income from operations for the three and six months ended June 30, 2021 of $110.0 million and $160.9 million compared with $60.2 million and $105.7 million in the three and six months ended June 30, 2020, and net income for the three and six months ended June 30, 2021 of $67.1 million and $88.8 million compared with net income of $29.0 million and $40.6 million in the three and six months ended June 30, 2020.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 35.8% to $187.8 million in the three months ended June 30, 2021 from $138.3 million in the three months ended June 30, 2020 and increased 20.1% to $317.2 million in the six months ended June 30, 2021 from $264.1 million in the six months ended June 30, 2020. This improved profitability was primarily driven by the mix of product sales and strong spread management in the Safety-Kleen Sustainability Solutions segment, as well as continued cost management. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under the heading "Adjusted EBITDA."
Net cash from operating activities for the six months ended June 30, 2021 was $265.4 million, an increase of $91.9 million from the comparable period in 2020. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $176.9 million in the six months ended June 30, 2021, compared to $71.9 million in the comparable period of 2020. These increased levels of cash flows are the result of greater levels of operating income and improved working capital management in 2021. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under the heading "Adjusted Free Cash Flow."
Impact of COVID-19
During the second quarter of 2021, we continued to see incremental improvements in the demand for our products and services consistent with the lifting of travel and other government restrictions and the ongoing national and state vaccination efforts. Over the last year, our business has been slowly recovering after the sharp decline in the second quarter of 2020. As we exited the second quarter of 2021, both quarter to date and year to date direct revenues and Adjusted EBITDA were comparable or higher than pre-pandemic levels for each of our segments.
In the first six months of 2021, we recognized $39.7 million of direct revenues specifically related to COVID-19 disinfecting, decontamination and disposal related emergency response services. We began to see slower demand in the second quarter of 2021 when we recognized direct revenues of $11.5 million for such work. Although we are uncertain as to the exact level of such services throughout the remainder of 2021, we expect to continue to see slowing demand for these COVID-19 response services as vaccination levels continue to increase.
The potential impact of COVID-19 variants (e.g. the Delta variant) remains unknown at this time, however could impact both our business recovery and the demand for our COVID-19 response services.
Impact of Government Programs
In 2020, the Governments of Canada and the United States announced the Canada Emergency Wage Subsidy ("CEWS") and the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), respectively, in response to the widespread economic impact of the COVID-19 pandemic (collectively referred to as "Government Programs"). Both Government Programs have been extended into 2021 and as such, management has continued to consider and analyze the Company's eligibility under such

Government Programs. During 2021 the Company recognized certain employee wage subsidies under the CEWS and, to a lesser extent, employee retention credits under the CARES Act. We do not anticipate any future significant benefits from the Government Programs given the current status of our operations. The table below summarizes the benefit of the Government Programs recorded in the statement of operations for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total
Cost of revenues	$3,369	$256	$56	$3,681	$12,950	$911	$415	$14,276
Selling, general and administrative expenses	1,032	219	263	1,514	6,743	931	1,449	9,123
Total	$4,401	$475	$319	$5,195	$19,693	$1,842	$1,864	$23,399

	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total
Cost of revenues	$7,136	$725	$80	$7,941	$12,950	$911	$415	$14,276
Selling, general and administrative expenses	1,779	545	343	2,667	6,743	931	1,449	9,123
Total	$8,915	$1,270	$423	$10,608	$19,693	$1,842	$1,864	$23,399
Proposed acquisition of HydroChemPSC
On August 3, 2021, we signed a definitive agreement to acquire HydroChemPSC for $1.25 billion ("HPC Acquisition") in cash consideration subject to customary purchase price adjustments. HPC is a leading U.S. provider of industrial cleaning, specialty maintenance and utility services. The HPC Acquisition is subject to approval by regulators, as well as other customary closing conditions, and is expected to close later this year.
HPC serves customers across a broad range of markets and provides solutions to customers focused on cleaning, maintenance and environmental compliance of essential, mission critical equipment and infrastructure. HPC has more than 5,000 employees, over 240 service locations across the United States and has a fleet of specialized equipment and vehicles as well as technology which will enhance and add to the assets of the Environmental Services segment.
Given the size and complexity of the HPC Acquisition and the required regulatory approval, we cannot definitively state when the HPC Acquisition will be completed. We currently anticipate that the HPC Acquisition will be completed later in 2021, however, consummation will be subject to certain conditions, including, among others, expiration or termination of the applicable Hart-Scott-Rodino antitrust waiting periods. The terms and conditions of any authorization or consent that is granted, if any, may impose requirements, limitations or restrictions that may materially delay the completion of the HPC Acquisition.
We expect to incur significant costs in connection with the HPC Acquisition, including costs related to financing the HPC Acquisition and ultimate integration of the business. We will be subject to capital debt market risks in connection with our plan to finance the portion of the purchase price above the amount of available cash which we plan to use. We have a financing commitment for term loan debt financing from Goldman Sachs Bank USA.
Upon completion of the HPC Acquisition, successful integration of the HPC business and operations into our business will be necessary to realize the anticipated benefits from combining HPC with Clean Harbors. We believe that the combined business will benefit from incremental waste volumes through Clean Harbors' network of facilities, greater customer relationships and cross selling opportunities and synergistic opportunities within customer service, transportation, branch network, asset rentals and vehicle and tank refurbishment among others. The success of the HPC Acquisition will depend, in part, on integration of the financial reporting systems and controls and the focused attention (time and resources) of both Clean Harbors' and HPC's management teams.

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Six Months Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Direct Revenues(1):
Environmental Services	$724,097	$612,594	$111,503	18.2%	$1,378,699	$1,317,786	$60,913	4.6%
Safety-Kleen Sustainability Solutions	202,282	97,350	104,932	107.8	355,749	250,631	105,118	41.9
Corporate Items	79	56	23	N/M	158	146	12	N/M
Total	926,458	710,000	216,458	30.5	1,734,606	1,568,563	166,043	10.6
Cost of Revenues(2):
Environmental Services	487,257	385,113	102,144	26.5	938,512	876,234	62,278	7.1
Safety-Kleen Sustainability Solutions	123,025	76,318	46,707	61.2	231,401	190,146	41,255	21.7
Corporate Items	7,604	9,250	(1,646)	N/M	8,509	10,967	(2,458)	N/M
Total	617,886	470,681	147,205	31.3	1,178,422	1,077,347	101,075	9.4
Selling, General & Administrative Expenses:
Environmental Services	60,799	51,240	9,559	18.7	123,892	119,453	4,439	3.7
Safety-Kleen Sustainability Solutions	15,943	12,601	3,342	26.5	29,402	27,850	1,552	5.6
Corporate Items	47,364	39,998	7,366	18.4	92,453	85,843	6,610	7.7
Total	124,106	103,839	20,267	19.5	245,747	233,146	12,601	5.4
Adjusted EBITDA:
Environmental Services	176,041	176,241	(200)	(0.1)	316,295	322,099	(5,804)	(1.8)
Safety-Kleen Sustainability Solutions	63,314	8,431	54,883	651.0	94,946	32,635	62,311	190.9
Corporate Items	(51,584)	(46,406)	(5,178)	(11.2)	(94,019)	(90,587)	(3,432)	(3.8)
Total	$187,771	$138,266	$49,505	35.8%	$317,222	$264,147	$53,075	20.1%
_____________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenue is shown exclusive of items presented separately on the consolidated statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues including, but not limited to: overall levels of industrial activity and growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response services, weather related events, base and blended oil pricing, market changes relative to the collection of used oil, our ability to manage the spread between oil product prices and prices for the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Direct revenues	$724,097	$612,594	$111,503	18.2%	$1,378,699	$1,317,786	$60,913	4.6%

Environmental Services direct revenues for the three months ended June 30, 2021 increased $111.5 million from the comparable period in 2020 driven primarily by higher demand throughout our portfolio of services and greater volumes of higher value waste streams at our incinerators and landfills, partially offset by lower demand for our COVID-19 decontamination services. Direct revenues related to our industrial services increased $49.6 million predominately due to increased demand for industrial cleanings as overall economic activity began to improve and industrial cleaning services previously delayed due to the impacts of COVID-19 were executed combined with a renewed sales strategy for the business. Demand for our base field services, excluding any COVID-19 decontamination services, increased approximately $18.2 million from the same period in 2020. Direct revenues for the Safety-Kleen core service offerings increased $14.0 million from the comparable period in 2020 due to improved pricing and higher demand for these containerized waste, vacuum and parts washer services. Direct revenues at our incinerators increased $12.8 million when comparing the three months ended June 30, 2021 to the same period in 2020, resulting from greater volumes of higher value waste streams. Overall, incinerator utilization was 87% which was consistent with the same period in 2020 and illustrates the shifting of mix to higher value waste streams. Higher pricing and volumes at our landfill facilities increased direct revenues by $3.9 million. In the three months ended June 30, 2021, lower demand for our COVID-19 decontamination services resulted in a direct revenue decrease of $38.5 million, partially offsetting all of the increases noted above. The Canadian operations of the Environmental Services segment were positively impacted by $12.9 million due to foreign currency translation.
Environmental Services direct revenues for the six months ended June 30, 2021 increased $60.9 million from the comparable period in 2020 driven primarily by returning demand for our services, specifically in the three months ended June 30, 2021 as compared to the same period in the prior year. Demand for industrial services increased direct revenues by $19.2 million from the comparable period in the prior year, as overall economic activity began to improve and industrial cleaning services delayed due to the impacts of COVID-19 were executed combined with a renewed sales strategy for the business. Utilization at the incinerators for the six months ended June 30, 2021 was 83% as compared to 86% in the prior year. This lower utilization was generally the result of more down days due to significant weather events which occurred during the first quarter of 2021. Despite the lower utilization, greater volumes of higher value waste streams drove a $9.0 million increase in direct revenues at our incinerator facilities. Direct revenues at our landfill facilities increased $2.4 million from the comparable period in 2020 due to higher value waste streams overcoming lower volumes. In the six months ended June 30, 2021, direct revenues from COVID-19 decontamination services decreased by $20.3 million, partially offsetting the increases noted above, due to lower demand for such services, specifically in the second quarter of 2021. Also impacting the year over year change in direct revenues within this segment was the positive impact of foreign currency translation on our Canadian operations of $17.6 million.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Direct revenues	$202,282	$97,350	$104,932	107.8%	$355,749	$250,631	$105,118	41.9%
Safety-Kleen Sustainability Solutions direct revenues for the three months ended June 30, 2021 increased $104.9 million from the comparable period in 2020. A number of price increases experienced throughout the quarter and increased demand and resulting volumes of product sold drove an $84.7 million increase in revenue from base oil sales and a $17.5 million increase revenue from blended oil sales. Revenues from contract blending and packaging increased $10.0 million in the three months ended June 30, 2021 when compared to the three months ended June 30, 2021 as well. Pricing increases in recycled fuel oil and refinery byproducts increased revenues by $4.4 million. Revenues from used oil collection services decreased $11.6 million in the second quarter of 2021, when compared to the second quarter of 2020 due to pricing decreases. The prices charged for used oil collection services are generally correlated with base oil pricing and therefore this pricing decrease was expected in light of the overall oil market conditions. The volume of the used oil collected increased from the prior year. Collection volumes for used oil have nearly rebounded to pre-pandemic levels. Foreign currency translation positively impacted the Canadian operations of Safety-Kleen Sustainability Solutions by $3.3 million.
Safety-Kleen Sustainability Solutions direct revenues for the six months ended June 30, 2021 increased $105.1 million from the comparable period in 2020. Due to the pricing increases and rebounding demand described above relative to the second quarter of 2021, higher pricing and volumes drove a $91.7 million increase in revenue from base oil sales and a $12.2 million increase in revenues from blended oil sales. Revenues from contract blending and packaging increased $11.5 million from the comparable period. As expected in light of the oil market conditions noted above, revenues from used oil collection services decreased $6.9 million due to pricing decreases. Collection volumes for used oil increased during the six months ended June 30, 2021 when compared to the comparable period in 2020, and have nearly rebounded to pre-pandemic levels. Foreign currency translation positively impacted the Canadian operations of Safety-Kleen Sustainability Solutions by $4.5 million.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications and expansion at our facilities, invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions as well as other cost reduction initiatives, while also continuing to optimize our management and operating structure in an effort to maintain and increase operating margins.
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenues	$487,257	$385,113	$102,144	26.5%	$938,512	$876,234	$62,278	7.1%
As a % of Direct revenues	67.3%	62.9%	4.4%		68.1%	66.5%	1.6%
Environmental Services cost of revenues for the three months ended June 30, 2021 increased $102.1 million from the comparable period in 2020, primarily due to the increase in direct revenues. Cost of revenues as a percentage of direct revenues increased 4.4% from the comparable period in the prior year, in part due to a $9.6 million reduction in benefits recognized under the Government Programs in the second quarter of 2021 as compared to the same period of the prior year. After adjusting for this difference, cost as a percentage of revenues increased 2.8%, primarily due to the mix of services being performed, including lower COVID-19 decontamination services. Overall, labor and benefits related costs increased $37.5 million, equipment and supply costs increased $35.6 million and transportation, disposal, vehicle and fuel related costs increased $18.6 million from the comparable period in 2020.
Environmental Services cost of revenues for the six months ended June 30, 2021 increased $62.3 million from the comparable period in 2020, primarily due to an increase in direct revenues. Cost of revenues as a percentage of direct revenues increased 1.6% from the comparable period in the prior year. Excluding the $5.8 million year over year reduction in benefits recognized under the Government Programs, cost of revenues as a percentage of direct revenues increased 1.1%. Overall, equipment and supply costs increased $19.0 million, labor and benefits related costs increased $17.3 million and transportation, disposal, vehicle and fuel related costs increased $15.4 million.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenues	$123,025	$76,318	$46,707	61.2%	$231,401	$190,146	$41,255	21.7%
As a % of Direct revenues	60.8%	78.4%	(17.6)%		65.0%	75.9%	(10.9)%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended June 30, 2021 increased $46.7 million from the comparable period in 2020 due to the increase in direct revenues. Cost of revenue as a percentage of direct revenues improved by 17.6% due to production volume efficiencies generated by our re-refineries, some of which were temporarily closed in the prior year due to impacts from COVID-19, lower relative spend on oil additives due to the overall oil product mix and the continuation of the cost management initiatives implemented in the latter half of 2020. In total, costs of oil additives and other raw materials increased $25.4 million, transportation, vehicle and fuel costs increased $11.2 million and labor and benefits related costs increased $7.7 million.
Safety-Kleen Sustainability Solutions cost of revenues for the six months ended June 30, 2021 increased $41.3 million from the comparable period in 2020 due to the increase in direct revenues. Cost of revenue as a percentage of direct revenues improved by 10.9% for reasons consistent with those noted in the preceding paragraph. In total, costs of oil additives and other raw materials increased $23.9 million, transportation, vehicle and fuel costs increased $12.1 million and labor and benefits related costs increased $5.3 million.
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
SG&A expenses	$60,799	$51,240	$9,559	18.7%	$123,892	$119,453	$4,439	3.7%
As a % of Direct revenues	8.4%	8.4%	—%		9.0%	9.1%	(0.1)%
Environmental Services SG&A expenses for the three and six months ended June 30, 2021 increased $9.6 million and $4.4 million from the comparable periods in 2020 while remaining consistent as a percentage of direct revenues. For the three and six months ended June 30, 2020, reduced benefits recognized under the Government Programs of $5.7 million and $5.0 million drove the increases in SG&A expenses, as compared to the relevant period in the prior year. Absent these benefits recognized under Government Programs, Environmental Services SG&A expenses as a percentage of revenue remained relatively consistent with the prior year.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
SG&A expenses	$15,943	$12,601	$3,342	26.5%	$29,402	$27,850	$1,552	5.6%
As a % of Direct revenues	7.9%	12.9%	(5.0)%		8.3%	11.1%	(2.8)%
Safety-Kleen Sustainability Solutions SG&A expenses for the three and six months ended June 30, 2021 increased $3.3 million and $1.6 million from the comparable periods in 2020 primarily attributable to the increases in direct revenues. Safety-Kleen Sustainability Solutions SG&A expenses as percentage of revenues improved 5.0% and 2.8%, respectively, due in part, to a $1.8 million change in an environmental liability estimate for a Superfund site recorded in the second quarter of 2020 which did not recur in 2021. Absent this nonrecurring item, SG&A expenses as a percentage of revenues improved 3.2% and 2.1%, respectively, primarily due to the continuation of cost management initiatives implemented in the latter half of 2020.
Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
SG&A expenses	$47,364	$39,998	$7,366	18.4%	$92,453	$85,843	$6,610	7.7%
Corporate Items SG&A expenses for the three months ended June 30, 2021 increased $7.4 million from the comparable period in 2020. The most significant driver of this increase was $5.2 million of increased labor related costs due to increased variable compensation and $1.2 million of lower benefits recognized from the Government Programs in the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. In addition, information technology costs increased by $2.4 million and fees for mergers and acquisitions, integration and strategic initiatives increased by $2.3 million. Partially offsetting these increases were decreases in bad debt expense of $2.7 million and lower severance costs of $3.0 million.
Corporate Items SG&A expenses for the six months ended June 30, 2021 increased $6.6 million from the comparable period in 2021. The most significant driver of this increase was $8.4 million of increased labor related costs both due to increased variable compensation and lower benefits recognized from the Government Programs in the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. In addition, fees for mergers and acquisitions, integration and strategic initiatives increased by $3.0 million and information technology costs increased $1.8 million. Partially offsetting these increases were decreases in bad debt expense of $4.9 million and marketing expenses of $4.0 million.
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

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$176,041	$176,241	$(200)	(0.1)%	$316,295	$322,099	$(5,804)	(1.8)%
Safety-Kleen Sustainability Solutions	63,314	8,431	54,883	651.0	94,946	32,635	62,311	190.9
Corporate Items	(51,584)	(46,406)	(5,178)	(11.2)	(94,019)	(90,587)	(3,432)	(3.8)
Total	$187,771	$138,266	$49,505	35.8%	$317,222	$264,147	$53,075	20.1%
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors and we discuss our interpretation of such results with the board. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and stock bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$67,075	$29,023	$88,811	$40,595
Accretion of environmental liabilities	2,873	2,766	5,826	5,327
Stock-based compensation	3,305	2,786	6,785	6,077
Depreciation and amortization	71,592	72,494	143,755	147,027
Other expense, net	1,480	500	2,708	2,865
Loss on sale of businesses	—	184	—	3,258
Interest expense, net of interest income	18,051	18,654	35,969	37,441
Provision for income taxes	23,395	11,859	33,368	21,557
Adjusted EBITDA	$187,771	$138,266	$317,222	$264,147
As a % of Direct revenues	20.3%	19.5%	18.3%	16.8%
Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add stock-based compensation, a non-cash item, to other charges which are added back to GAAP net income for purposes of calculating Adjusted EBITDA. We made this change in order to be more consistent with how certain of our peer group companies report their non-GAAP results, to align with how management will evaluate the operating performance of the Company and performance metrics for certain incentive compensation awards to be issued in 2021, and to be consistent with the definition of “Adjusted EBITDA” now used for covenant compliance purposes in our outstanding financing agreements as amended to date. The amount added back each period is expected to match the line item for stock-based compensation as recorded on the Company's GAAP consolidated statements of cash flows. In the future, when we report our results, all relevant prior period Adjusted EBITDA amounts will be recast to provide comparative information.

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$63,828	$63,656	$172	0.3%	$128,402	$129,021	$(619)	(0.5)%
Permits and other intangibles amortization	7,764	8,838	(1,074)	(12.2)	15,353	18,006	(2,653)	(14.7)
Total depreciation and amortization	$71,592	$72,494	$(902)	(1.2)%	$143,755	$147,027	$(3,272)	(2.2)%
Depreciation and amortization for the three and six months ended June 30, 2021 decreased from the comparable periods in 2020 primarily due to certain assets becoming fully amortized.
Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2021 over 2020		June 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Provision for income taxes	$23,395	$11,859	$11,536	97.3%	$33,368	$21,557	$11,811	54.8%
Effective tax rate	25.9%	29.0%	(3.1)%		27.3%	34.7%	(7.4)%
The provision for income taxes for the three and six months ended June 30, 2021 increased $11.5 million and $11.8 million, respectively, from the comparable periods in 2020, due to an increase in income before provision for income taxes. Our effective tax rates for the three and six months ended June 30, 2021 decreased by 3.1% and 7.4%, respectively, from the comparable periods in 2020.
In recent years, we have incurred losses in certain Canadian operations and have not recognized tax benefits related to those losses. In the first three months of 2021, certain Canadian operations with valuation allowances generated losses of approximately $5.9 million for which no tax benefit was recognized. Through June 30, 2021, these certain Canadian operations are profitable, primarily due to the employee wage subsidies received in accordance with CEWS and increased operational performance. As a result of the positive second quarter earnings related to these certain Canadian operations and therefore the absence of unbenefited tax losses relative to these Canadian operations, the Company posted an overall lower effective rate of 25.9% for the three months. Additionally, this reduction in unbenefited losses in the six months ended 2021 is also driving the 7.4% improvement in the effective tax rate when compared to 2020.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash from operating activities	$265,432	$173,486
Net cash used in investing activities	(132,340)	(141,685)
Net cash (used in) from financing activities	(60,534)	47,017
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2021 was $265.4 million, an increase of $91.9 million from the comparable period in 2020. The increase in operating cash flows from the comparable period of 2020 resulted from greater levels of operating income and improved working capital management in 2021 despite a $31.0 million increase in the amount of cash taxes paid in the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. This increase in cash taxes was primarily due to the deferral of federal tax payments from the second quarter of 2020 to the third quarter of 2020 as allowable under COVID relief guidance from the Internal Revenue Service in 2020.

Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2021 was $132.3 million, a decrease of $9.3 million from the comparable period in 2020. The decrease in net cash used in investing activities was most notably due to a $33.7 million reduction in capital expenditure levels in 2021. Capital expenditures for the six months ended June 30, 2020 included the $21.1 million nonrecurring purchase of our corporate headquarters. Offsetting this decrease in capital expenditures is an increase of $14.1 million in cash paid for acquisitions and a reduction of $7.8 million in proceeds from the sale of businesses.
Net cash (used in) from financing activities
Net cash used in financing activities for the six months ended June 30, 2021 was $60.5 million, compared to net cash from financing activities of $47.0 million for the comparable period in 2020. This decrease of $107.6 million was mostly due to $75.0 million of net borrowings from our revolving credit facility during the first six months of 2020 and an increase in repurchases of common stock of $28.1 million during the first six months of 2021. For additional information regarding our financing activities, see Note 11, "Financing Arrangements," to the accompanying unaudited consolidated financial statements.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. We exclude cash impacts of items derived from non-operating activities such as taxes paid in connection with divestitures and have also excluded cash paid in connection with the purchase of our corporate headquarters and certain capital improvements to the site as these expenditures are considered one-time in nature. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash from operating activities	$265,432	$173,486
Additions to property, plant and equipment	(91,988)	(125,721)
Purchase and capital improvements of corporate headquarters	—	21,080
Proceeds from sale and disposal of fixed assets	3,479	3,101
Adjusted free cash flow	$176,923	$71,946
Summary of Capital Resources including Financing Arrangements
At June 30, 2021, cash and cash equivalents and marketable securities totaled $666.3 million, compared to $571.0 million at December 31, 2020. At June 30, 2021, cash and cash equivalents held by our foreign subsidiaries totaled $135.5 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $530.8 million at June 30, 2021, and our U.S. operations had net operating cash flows of $268.0 million for the six months ended June 30, 2021. Additionally, we have a $400.0 million revolving credit facility of which, as of June 30, 2021, approximately $287.3 million was available to borrow and letters of credit under the credit facility in the amount of $112.7 million were outstanding. Based on the above and on our current plans, we believe that our operations have and will continue to have adequate financial resources to satisfy current liquidity needs.
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

On August 3, 2021, we signed a definitive agreement to acquire HydroChemPSC, a leading U.S. provider of industrial cleaning, specialty maintenance and utility services, for $1.25 billion. We expect to fund the HPC Acquisition with cash on hand and long-term debt and as such we contemporaneously entered into a commitment letter with Goldman Sachs Bank USA to borrow up to $1.0 billion of term loan debt to fund the HPC Acquisition. We anticipate that our future cash flows provided by operating activities will provide the necessary funds on a short and long term basis to meet our operating cash requirements, including servicing the incremental debt used to fund the HPC Acquisition.
As of June 30, 2021, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three and six months ended June 30, 2021 the Company repurchased and retired a total of approximately 0.2 million and 0.5 million, respectively, of the Company's common stock for total expenditures of approximately $18.9 million and $45.4 million, respectively. During the three months ended June 30, 2020, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2020, the Company repurchased and retired a total of approximately 0.3 million of the Company's common stock for total costs of approximately $17.3 million.
Through June 30, 2021, the Company has repurchased and retired a total of approximately 7.6 million shares of its common stock for approximately $435.6 million under this program. As of June 30, 2021, an additional $164.4 million remained available for repurchase of shares under this program.
Environmental Liabilities

(in thousands, except percentages)	June 30, 2021	December 31, 2020	Change	% Change
Closure and post-closure liabilities	$93,494	$87,926	$5,568	6.3%
Remedial liabilities	112,454	114,813	(2,359)	(2.1)
Total environmental liabilities	$205,948	$202,739	$3,209	1.6%
Total environmental liabilities as of June 30, 2021 were $205.9 million, an increase of $3.2 million compared to December 31, 2020, primarily due to accretion of $5.8 million, new liabilities, including those assumed in acquisitions, of $1.8 million and changes in estimates recorded to the consolidated balance sheet of $1.1 million, partially offset by expenditures of $6.6 million.
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
Capital Expenditures
Capital expenditures in the first six months of 2021 were $92.0 million as compared to $125.7 million in the same period of 2020. This decrease was primarily due to the nonrecurring purchase of our corporate headquarters in January of 2020. We anticipate that 2021 capital spending, net of disposals, will be in the range of $190.0 million to $210.0 million. We are currently in the process of permitting a new incinerator at our Kimball, Nebraska facility, which we intend to construct with an estimated completion date in early 2025. We are endeavoring upon this project in response to continued increasing demand for disposal outlets of regulated waste materials and we expect the new incinerator to have an annual practical capacity of approximately 70,000 tons. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first six months of 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
We conducted our annual impairment test of goodwill for all of our reporting units to which goodwill is allocated as of December 31, 2020 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary. As a result of changes in our organizational structure and resulting change in our operating segments discussed above, we concluded that, for purposes of reviewing for potential goodwill impairment, we now have three reporting units. The Environmental Services operating segment has two reporting units consisting of (i) Environmental Sales and Service which includes the legacy Environmental Sales and Service reporting unit and certain operations previously included within Safety-Kleen Environmental Services including the core service offerings of containerized waste, parts washer and vacuum services and (ii) Environmental Facilities, unchanged from prior year. The Safety-Kleen Sustainability Solutions operating segment is a single reporting unit which includes the legacy Safety-Kleen Oil reporting unit and the remaining operations of the legacy Safety-Kleen Environmental Services reporting unit primarily consisting of collection services for waste oil, anti-freeze and used oil filters as well as the sale of bulk blended re-refined oil and other automotive related finished fluid products. The Company allocated goodwill to the newly identified reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior and subsequent to the reallocation and determined that no impairment existed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2021 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
In light of signing a definitive agreement to acquire HydroChemPSC ("HPC"), the following supplements and updates Item 1A in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Related to our Proposed Acquisition of HydroChemPSC
The proposed acquisition of HydroChemPSC ("HPC Acquisition") is subject to conditions, some of which are outside of the control of the Company. We cannot assure that the proposed HPC Acquisition will be completed or completed on a timely basis primarily due to the required government approval of this transaction. Failure to complete the HPC Acquisition, or complete it in a timely manner, could have material adverse effects on Clean Harbors.
On August 3, 2021, we entered into a definitive agreement to acquire HydroChemPSC for cash consideration in an amount equal to $1.25 billion, subject to customary purchase price adjustments. We anticipate that the acquisition will close later in 2021. Consummation of the HPC Acquisition will be subject to certain conditions, including, among others, expiration or termination of the applicable Hart-Scott-Rodino antitrust waiting period, the absence of any order, injunction, or other judgment by any governmental authority of competent jurisdiction, and the accuracy of the representations and warranties of the parties. We cannot assure you that the required conditions will be met or that the proposed HPC Acquisition will be completed. In connection with the required approvals, circumstances could arise which would require divestiture of certain assets of HPC, Clean Harbors or some combination thereof. Additionally, in certain circumstances, conditions could arise which may result in the Company paying a termination fee of $50 million. Potential divestitures or termination fees could impact the cash flows and results of operations of the Company.
In connection with our plan to finance a portion of the purchase price above the amount of available cash we plan to use, we will be subject to capital market risks until the closing of the HPC Acquisition-related financing. In addition, we must pay costs related to the HPC Acquisition, including, among others, legal, accounting and financial advisory fees, as well as fees and expenses with respect to the financing commitment we have obtained, whether or not the HPC Acquisition is completed. We also could be subject to litigation related to the failure to complete the HPC Acquisition. These costs, which could increase if the HPC Acquisition is not completed in a timely manner on the conditions discussed above, could have a significant impact on the cash flows and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2021 through April 30, 2021	6,951	$86.15	—	$183,306
May 1, 2021 through May 31, 2021	242	88.96	—	183,306
June 1, 2021 through June 30, 2021	204,243	94.32	200,000	164,442
Total	211,436	94.04	200,000
________________
(1)    Includes 11,436 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	August 4, 2021

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	August 4, 2021