Form 10-Q
period 2021-09-30
CLEAN HARBORS INC
filed 2021-11-03
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 29, 2021 was 54,412,116.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$646,663	$519,101
Short-term marketable securities	64,844	51,857
Accounts receivable, net of allowances aggregating $41,807 and $44,749, respectively	703,199	611,534
Unbilled accounts receivable	69,912	55,681
Inventories and supplies	228,682	220,498
Prepaid expenses and other current assets	70,864	67,051
Total current assets	1,784,164	1,525,722
Property, plant and equipment, net	1,508,356	1,525,298
Other assets:
Operating lease right-of-use assets	137,429	150,341
Goodwill	543,028	527,023
Permits and other intangibles, net	366,497	386,620
Other	14,825	16,516
Total other assets	1,061,779	1,080,500
Total assets	$4,354,299	$4,131,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,535	$7,535
Accounts payable	286,565	195,878
Deferred revenue	86,589	74,066
Accrued expenses and other current liabilities	299,427	295,823
Current portion of closure, post-closure and remedial liabilities	23,288	26,093
Current portion of operating lease liabilities	36,497	36,750
Total current liabilities	739,901	636,145
Other liabilities:
Closure and post-closure liabilities, less current portion of $10,219 and $13,903, respectively	82,809	74,023
Remedial liabilities, less current portion of $13,069 and $12,190, respectively	97,747	102,623
Long-term debt, less current portion	1,546,284	1,549,641
Operating lease liabilities, less current portion	102,093	114,258
Deferred tax liabilities	231,663	230,097
Other long-term liabilities	90,242	83,182
Total other liabilities	2,150,838	2,153,824
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,409,894 and 54,772,696 shares, respectively	544	548
Additional paid-in capital	539,747	582,749
Accumulated other comprehensive loss	(200,716)	(211,477)
Accumulated earnings	1,123,985	969,731
Total stockholders’ equity	1,463,560	1,341,551
Total liabilities and stockholders’ equity	$4,354,299	$4,131,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Service revenues	$744,549	$681,306	$2,141,820	$2,039,012
Product revenues	206,930	98,038	544,265	308,895
Total revenues	951,479	779,344	2,686,085	2,347,907
Cost of revenues: (exclusive of items shown separately below)
Service revenues	508,498	428,735	1,451,498	1,332,516
Product revenues	130,734	82,894	366,156	256,460
Total cost of revenues	639,232	511,629	1,817,654	1,588,976
Selling, general and administrative expenses	133,164	106,544	378,911	339,690
Accretion of environmental liabilities	2,799	2,822	8,625	8,149
Depreciation and amortization	71,451	74,470	215,206	221,497
Income from operations	104,833	83,879	265,689	189,595
Other income (expense), net	199	2,268	(2,509)	(597)
Loss on sale of businesses	—	(118)	—	(3,376)
Interest expense, net of interest income of $653, $1,236, $1,712 and $2,902, respectively	(17,984)	(17,407)	(53,953)	(54,848)
Income before provision for income taxes	87,048	68,622	209,227	130,774
Provision for income taxes	21,605	13,712	54,973	35,269
Net income	$65,443	$54,910	$154,254	$95,505
Earnings per share:
Basic	$1.20	$0.99	$2.83	$1.72
Diluted	$1.20	$0.99	$2.81	$1.71
Shares used to compute earnings per share - Basic	54,411	55,592	54,553	55,646
Shares used to compute earnings per share - Diluted	54,707	55,738	54,862	55,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$65,443	$54,910	$154,254	$95,505
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(18)	(121)	(140)	111
Unrealized (losses) gains on interest rate hedge	(99)	(123)	2,660	(21,505)
Reclassification adjustment for losses on interest rate hedge included in net income	2,532	2,468	7,474	5,696
Foreign currency translation adjustments	(14,242)	10,161	767	(13,695)
Other comprehensive (loss) income, net of tax	(11,827)	12,385	10,761	(29,393)
Comprehensive income	$53,616	$67,295	$165,015	$66,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$154,254	$95,505
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	215,206	221,497
Allowance for doubtful accounts	7,186	10,441
Amortization of deferred financing costs and debt discount	2,718	2,688
Accretion of environmental liabilities	8,625	8,149
Changes in environmental liability estimates	341	9,050
Deferred income taxes	5,202	—
Other expense, net	2,509	597
Stock-based compensation	12,786	12,739
Loss on sale of businesses	—	3,376
Environmental expenditures	(12,223)	(8,816)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(113,601)	23,969
Inventories and supplies	(12,882)	(9,554)
Other current and non-current assets	(10,785)	(19,320)
Accounts payable	86,974	(63,898)
Other current and long-term liabilities	21,916	31,009
Net cash from operating activities	368,226	317,432
Cash flows used in investing activities:
Additions to property, plant and equipment	(146,654)	(150,357)
Proceeds from sale and disposal of fixed assets	16,424	7,307
Acquisitions, net of cash acquired	(22,819)	(8,839)
Proceeds from sale of businesses, net of transactional costs	—	7,712
Additions to intangible assets including costs to obtain or renew permits	(2,659)	(1,863)
Proceeds from sale of available-for-sale securities	83,226	39,141
Purchases of available-for-sale securities	(96,785)	(53,397)
Net cash used in investing activities	(169,267)	(160,296)
Cash flows used in financing activities:
Change in uncashed checks	(4,323)	381
Tax payments related to withholdings on vested restricted stock	(7,383)	(4,407)
Repurchases of common stock	(48,409)	(39,542)
Deferred financing costs paid	(150)	—
Payments on finance leases	(5,845)	(2,755)
Principal payments on debt	(5,652)	(5,652)
Borrowing from revolving credit facility	—	150,000
Payment on revolving credit facility	—	(150,000)
Net cash used in financing activities	(71,762)	(51,975)
Effect of exchange rate change on cash	365	(1,446)
Increase in cash and cash equivalents	127,562	103,715
Cash and cash equivalents, beginning of period	519,101	371,991
Cash and cash equivalents, end of period	$646,663	$475,706
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$61,807	$66,000
Income taxes paid, net of refunds	48,202	14,195
Non-cash investing activities:
Property, plant and equipment accrued	11,561	11,732
ROU assets obtained in exchange for operating lease liabilities	18,528	19,993
ROU assets obtained in exchange for finance lease liabilities	18,704	28,333
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2021	54,773	$548	$582,749	$(211,477)	$969,731	$1,341,551
Net income	—	—	—	—	21,736	21,736
Other comprehensive income	—	—	—	11,948	—	11,948
Stock-based compensation	—	—	3,480	—	—	3,480
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(3,720)	—	—	(3,719)
Repurchases of common stock	(300)	(3)	(26,543)	—	—	(26,546)
Balance at March 31, 2021	54,551	546	555,966	(199,529)	991,467	1,348,450
Net income	—	—	—	—	67,075	67,075
Other comprehensive income	—	—	—	10,640	—	10,640
Stock-based compensation	—	—	3,305	—	—	3,305
Issuance of common stock for restricted share vesting, net of employee tax withholdings	42	—	(1,020)	—	—	(1,020)
Repurchases of common stock	(200)	(2)	(18,861)	—	—	(18,863)
Balance at June 30, 2021	54,393	544	539,390	(188,889)	1,058,542	1,409,587
Net income	—	—	—	—	65,443	65,443
Other comprehensive loss	—	—	—	(11,827)	—	(11,827)
Stock-based compensation	—	—	6,001	—	—	6,001
Issuance of common stock for restricted share vesting, net of employee tax withholdings	50	—	(2,644)	—	—	(2,644)
Repurchases of common stock	(33)	—	(3,000)	—	—	(3,000)
Balance at September 30, 2021	54,410	$544	$539,747	$(200,716)	$1,123,985	$1,463,560

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2020	55,798	$558	$644,412	$(210,051)	$834,894	$1,269,813
Net income	—	—	—	—	11,572	11,572
Other comprehensive loss	—	—	—	(59,306)	—	(59,306)
Stock-based compensation	—	—	3,291	—	—	3,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(2,225)	—	—	(2,224)
Repurchases of common stock	(302)	(3)	(17,338)	—	—	(17,341)
Balance at March 31, 2020	55,555	556	628,140	(269,357)	846,466	1,205,805
Net income	—	—	—	—	29,023	29,023
Other comprehensive income	—	—	—	17,528	—	17,528
Stock-based compensation	—	—	2,786	—	—	2,786
Issuance of common stock for restricted share vesting, net of employee tax withholdings	58	—	(1,171)	—	—	(1,171)
Balance at June 30, 2020	55,613	556	629,755	(251,829)	875,489	1,253,971
Net income	—	—	—	—	54,910	54,910
Other comprehensive income	—	—	—	12,385	—	12,385
Stock-based compensation	—	—	6,662	—	—	6,662
Issuance of common stock for restricted share vesting, net of employee tax withholdings	35	—	(1,012)	—	—	(1,012)
Repurchases of common stock	(402)	(4)	(22,197)	—	—	(22,201)
Balance at September 30, 2020	55,246	$552	$613,208	$(239,444)	$930,399	$1,304,715

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
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed to conform to this new operating structure of the business and the Company reevaluated the identification of its operating segments. In accordance with ASC 280, Segment Reporting, Environmental Services and Safety-Kleen Sustainability Solutions are the Company's operating segments and reportable segments starting in the first quarter of 2021, with the operations not managed through the Company's operating segments described above continuing to be recorded as Corporate Items. See Note 17, "Segment Reporting" for more information. The amounts presented for the three and nine months ended September 30, 2020 and any segment information presented as of December 31, 2020 have been recast to reflect the impact of such changes. In addition, certain intercompany transactions previously recorded in Corporate Items have been allocated to the segments. These reclassifications and adjustments had no effect on the consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders' equity for any of the periods presented.

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
Disaggregation of Revenue
We disaggregate the Company's third party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors (in thousands):

	For the Three Months Ended September 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$632,755	$185,096	$59	$817,910
Canada	111,076	22,493	—	133,569
Total third-party revenues	$743,831	$207,589	$59	$951,479

Sources of Revenue
Technical Services	$308,158	$—	$—	$308,158
Field and Emergency Response Services	116,677	—	—	116,677
Industrial Services and Other	154,977	—	59	155,036
Safety-Kleen Environmental Services	164,019	39,551	—	203,570
Safety-Kleen Oil	—	168,038	—	168,038
Total third-party revenues	$743,831	$207,589	$59	$951,479

	For the Three Months Ended September 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$554,050	$112,785	$(186)	$666,649
Canada	97,639	14,798	258	112,695
Total third-party revenues	$651,689	$127,583	$72	$779,344

Sources of Revenue
Technical Services	$257,612	$—	$—	$257,612
Field and Emergency Response Services	115,989	—	—	115,989
Industrial Services and Other	124,582	—	72	124,654
Safety-Kleen Environmental Services	153,506	49,949	—	203,455
Safety-Kleen Oil	—	77,634	—	77,634
Total third-party revenues	$651,689	$127,583	$72	$779,344

	For the Nine Months Ended September 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,824,848	$504,302	$217	$2,329,367
Canada	295,008	61,710	—	356,718
Total third-party revenues	$2,119,856	$566,012	$217	$2,686,085

Sources of Revenue
Technical Services	$887,063	$—	$—	$887,063
Field and Emergency Response Services	328,831	—	—	328,831
Industrial Services and Other	425,154	—	217	425,371
Safety-Kleen Environmental Services	478,808	118,982	—	597,790
Safety-Kleen Oil	—	447,030	—	447,030
Total third-party revenues	$2,119,856	$566,012	$217	$2,686,085

	For the Nine Months Ended September 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,704,945	$340,226	$(648)	$2,044,523
Canada	264,500	38,018	866	303,384
Total third-party revenues	$1,969,445	$378,244	$218	$2,347,907

Sources of Revenue
Technical Services	$774,814	$—	$—	$774,814
Field and Emergency Response Services	349,254	—	—	349,254
Industrial Services and Other	366,573	—	218	366,791
Safety-Kleen Environmental Services	478,804	134,004	—	612,808
Safety-Kleen Oil	—	244,240	—	244,240
Total third-party revenues	$1,969,445	$378,244	$218	$2,347,907
Contract Balances

(in thousands)	September 30, 2021	December 31, 2020
Receivables	$703,199	$611,534
Contract assets (unbilled receivables)	69,912	55,681
Contract liabilities (deferred revenue)	86,589	74,066
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

(4) BUSINESS COMBINATIONS
2021 Acquisitions
On March 27, 2021, the Company acquired a privately-owned business for $22.8 million cash consideration. The acquired company increases the Safety-Kleen Sustainability Solutions segment's network within the south central United States. In connection with this acquisition, a preliminary goodwill amount of $15.9 million was recognized.

On October 8, 2021, the Company completed its previously announced proposed acquisition of LJ Energy Services Intermediate Holding Corp. and its subsidiaries (collectively, “HydroChemPSC”), a privately owned company. HydroChemPSC is a leading U.S. provider of industrial cleaning, specialty maintenance and utilities services with annual revenues of $715.3 million in 2020. The acquired operations, including more than 4,500 employees, over 240 service locations and a fleet of specialized vehicles and equipment, will enhance the Company's Environmental Services Segment. The Company paid an all-cash purchase price for HydroChemPSC of approximately $1.24 billion, subject to customary adjustments (e.g. working capital). The Company financed the purchase with the net proceeds of $983.0 million from the Company’s issuance of $1.0 billion of term loans on October 8, 2021. The remainder of the purchase price was funded through existing cash. See Note 11, "Financing Arrangements" for additional information regarding the issuance of the term loans.
The acquisition of HydroChemPSC will be accounted for as a business combination and will be included in the Company's consolidated financial statements starting in periods after October 8, 2021. The allocation of the purchase price is incomplete due to the timing of the completion of the acquisition. Any excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed will be recognized as goodwill. The Company believes that any goodwill recognized is primarily attributable to anticipated synergies, assembled workforce and new market opportunities that Clean Harbors believes will result from acquiring the operations of HydroChemPSC. Goodwill attributable to the acquisition of HydroChemPSC is preliminarily anticipated to range from 40% - 50% of the purchase price and is not expected to be deductible for tax purposes.
On June 29, 2021, the Company signed a definitive agreement with Vertex Energy, Inc. ("Vertex") to acquire certain assets related to Vertex's used motor oil collection and re-refinery business in an all-cash transaction for $140.0 million, subject to working capital and other adjustments. The Company intends to fund the acquisition with available cash. The acquisition will include re-refineries in Marrero, Louisiana and Columbus, Ohio and service locations throughout the Midwest and Gulf Coast, as well as certain associated equipment and an assembled workforce. The acquisition was approved by Vertex shareholders on September 28, 2021; however, the transaction remains subject to approval by U.S. regulators and other customary closing conditions and is currently anticipated to close in 2022. The acquisition will expand the Safety-Kleen Sustainability Solutions segment's oil re-refining capacity and collection and distribution network.
2020 Acquisition
On April 17, 2020, the Company acquired a privately-owned business for $8.8 million cash consideration. The acquired company expands the Safety-Kleen Sustainability Solutions segment's oil re-refining operations to the northeast United States. In connection with this acquisition, a goodwill amount of $1.4 million was recognized.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Oil and oil related products	$88,044	$76,209
Supplies	119,953	120,007
Solvent and solutions	7,620	8,812
Other	13,065	15,470
Total inventories and supplies	$228,682	$220,498
Supplies consists primarily of critical spare parts to support the Company's incinerator and re-refinery operations, personal protective equipment and other general supplies used in our normal day-to-day operations. Other inventories consists primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$150,257	$139,776
Asset retirement costs (non-landfill)	17,921	16,407
Landfill assets	200,545	191,687
Buildings and improvements (1)	524,397	509,804
Camp equipment	132,477	159,021
Vehicles (2)	864,808	844,026
Equipment (3)	1,821,327	1,807,235
Furniture and fixtures	6,838	7,082
Construction in progress	63,522	24,378
	3,782,092	3,699,416
Less - accumulated depreciation and amortization	2,273,736	2,174,118
Total property, plant and equipment, net	$1,508,356	$1,525,298
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.9 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $65.9 million and $47.2 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.3 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $63.9 million and $192.3 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $64.9 million and $193.9 million for the three and nine months ended September 30, 2020, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2021 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2021	$401,918	$125,105	$527,023
Increase from current period acquisition	—	15,860	15,860
Foreign currency translation	107	38	145
Balance at September 30, 2021	$402,025	$141,003	$543,028
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

As of September 30, 2021 and December 31, 2020, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$186,334	$100,553	$85,781	$183,766	$95,033	$88,733
Customer and supplier relationships	361,438	207,497	153,941	382,083	211,895	170,188
Other intangible assets	20,388	16,795	3,593	39,287	34,744	4,543
Total amortizable permits and other intangible assets	568,160	324,845	243,315	605,136	341,672	263,464
Trademarks and trade names	123,182	—	123,182	123,156	—	123,156
Total permits and other intangible assets	$691,342	$324,845	$366,497	$728,292	$341,672	$386,620
Amortization expense of permits, customer and supplier relationships and other intangible assets was $7.6 million and $22.9 million in the three and nine months ended September 30, 2021, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $9.6 million and $27.6 million in the three and nine months ended September 30, 2020, respectively. The gross cost and accumulated amortization decreases in total amortizable permits and other intangible assets are attributable to writing off fully amortized intangible assets with a cost of $39.7 million during the nine months ended September 30, 2021.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2021 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2021 (three months)	$7,526
2022	30,002
2023	25,674
2024	24,180
2025	23,208
Thereafter	132,725
$243,315

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued insurance	$80,072	$77,514
Accrued interest	9,281	19,697
Accrued compensation and benefits	94,256	81,437
Accrued income, real estate, sales and other taxes	29,629	25,843
Interest rate swap liability	23,496	33,630
Accrued other	62,693	57,702
	$299,427	$295,823

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2021 through September 30, 2021 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2021	$48,412	$39,514	$87,926
Liabilities assumed in acquisitions	—	451	451
New asset retirement obligations	1,979	—	1,979
Accretion	2,600	2,744	5,344
Changes in estimates recorded to consolidated statement of operations	35	291	326
Changes in estimates recorded to consolidated balance sheet	668	1,226	1,894
Expenditures	(4,420)	(461)	(4,881)
Currency translation and other	—	(11)	(11)
Balance at September 30, 2021	$49,274	$43,754	$93,028
In the nine months ended September 30, 2021, there were no significant charges (benefits) resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first nine months of 2021 were discounted at the credit-adjusted risk-free rate of 4.84%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2021 through September 30, 2021 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2021	$1,865	$63,060	$49,888	$114,813
Accretion	67	1,955	1,259	3,281
Changes in estimates recorded to consolidated statement of operations	(22)	358	(321)	15
Expenditures	(37)	(3,963)	(3,342)	(7,342)
Currency translation and other	—	(821)	870	49
Balance at September 30, 2021	$1,873	$60,589	$48,354	$110,816
In the nine months ended September 30, 2021, there were no significant (benefits) charges resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
The following table is a summary of the Company’s financing arrangements (in thousands):

Current Debt:	September 30, 2021	December 31, 2020
Secured senior term loans	$7,535	$7,535

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$713,975	$719,626
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	$1,558,975	$1,564,626
Unamortized debt issuance costs and premium, net	(12,691)	(14,985)
Long-term debt, at carrying value	$1,546,284	$1,549,641
Financing Activities
As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $1.6 billion. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company had $288.5 million available to borrow under the revolving credit facility and outstanding letters of credit were $111.5 million. This credit facility will expire in October 2025.
On October 8, 2021, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into Incremental Facility Amendment No. 2 to the Company’s existing Credit Agreement dated as of June 30, 2017 (the “Term Loan Agreement”). Incremental Facility Amendment No. 2 provides for a new class and series of Term Loans (the “2028 Term Loans”) in the aggregate principal amount of $1.0 billion. Proceeds from the issuance of the 2028 Term Loans were $983.0 million, after debt discount and debt issuance costs and were used to fund the acquisition of HydroChemPSC on October 8, 2021. The 2028 Term Loans are in addition to the aggregate of $721.5 million of 2024 Term Loans which were at September 30, 2021 and are also outstanding under the Term Loan Agreement and which will mature on June 30, 2024. The 2028 Term Loans will mature on October 8, 2028, and may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans or if the Company engages in certain repricing transactions before May 9, 2022, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the Term Loan Agreement with respect to both the 2024 Term Loans and the 2028 Term Loans are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.

The 2028 Term Loans under the Term Loan Agreement bear interest, at the Company’s election, at either of the following rates: (a) the sum of the Eurodollar Rate (as defined in the Term Loan Agreement) plus 2.00%, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 1.00%, with the Eurodollar Rate being subject to a floor of 0.00% and the Base Rate being subject to a floor of 1.00%.

Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements. Although the interest rates on the 2024 Term Loans and the 2028 Term Loans are variable, the Company has effectively fixed the interest rate on $350.0 million aggregate principal amount of the 2024 Term Loans outstanding by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million. Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average annual interest rate of 2.92%, resulting in an effective annual interest rate of 4.67%. The interest rate swap agreements terminate in 2024.
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

As of September 30, 2021 and December 31, 2020, the Company has recorded a derivative liability with a fair value of $23.5 million and $33.6 million, respectively, within accrued expenses and other current liabilities in connection with these cash flow hedges.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 24.8% and 26.3%, compared to 20.0% and 27.0%, respectively, for the comparable periods in 2020.
As of September 30, 2021 and December 31, 2020, the Company had recorded $5.4 million and $5.5 million, respectively, of gross liabilities for unrecognized tax benefits and $2.2 million and $2.1 million, respectively, of accrued interest.

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$65,443	$54,910	$154,254	$95,505

Denominator:
Basic shares outstanding	54,411	55,592	54,553	55,646
Dilutive effect of outstanding stock awards	296	146	309	186
Dilutive shares outstanding	54,707	55,738	54,862	55,832

Basic earnings per share:	$1.20	$0.99	$2.83	$1.72

Diluted earnings per share:	$1.20	$0.99	$2.81	$1.71
For the three months ended September 30, 2021 and September 30, 2020, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 67,019 and 235,806, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 38,250 and 16,183, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.
For the nine months ended September 30, 2021 and September 30, 2020, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 67,019 and 235,806, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 39,750 and 14,516, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the nine months ended September 30, 2021 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Available-For-Sale Securities	Unrealized (Losses) Gains on Interest Rate Hedge	Unrealized Losses on Unfunded Pension Liability	Total
Balance at January 1, 2021	$(176,234)	$135	$(33,629)	$(1,749)	$(211,477)
Other comprehensive income (loss) before reclassifications	767	(177)	2,660	—	3,250
Amounts reclassified out of accumulated other comprehensive loss	—	—	7,474	—	7,474
Tax benefit	—	37	—	—	37
Other comprehensive income (loss)	767	(140)	10,134	—	10,761
Balance at September 30, 2021	$(175,467)	$(5)	$(23,495)	$(1,749)	$(200,716)
The amount reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three and nine months ended September 30, 2021 was as follows (in thousands):

Other Comprehensive Income (Loss) Component	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	Location
Unrealized losses on interest rate hedge	$(2,532)	$(7,474)	Interest expense, net of interest income

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2021 was $6.0 million and $12.8 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2020 was $6.7 million and $12.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2021 was $1.3 million and $2.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2020 was $1.7 million and $2.9 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the nine months ended September 30, 2021:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	493,879	$59.74
Granted	174,225	93.95
Vested	(181,651)	57.68
Forfeited	(39,091)	61.75
Balance at September 30, 2021	447,362	73.72
As of September 30, 2021, there was $26.3 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2021 was $7.4 million and $16.3 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2020 was $3.1 million and $12.8 million, respectively.

Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving targets currently based on revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Return on Invested Capital and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions.
The following table summarizes information about performance stock awards for the nine months ended September 30, 2021:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	254,449	$61.75
Granted	134,931	92.92
Vested	(71,815)	62.27
Forfeited	(26,191)	64.47
Balance at September 30, 2021	291,374	75.81

As of September 30, 2021, there was $10.0 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. No performance awards vested during the three months ended September 30, 2021 and September 30, 2020. The total fair value of performance awards vested during the nine months ended September 30, 2021 and September 30, 2020 was $6.4 million and $1.3 million, respectively.

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
At September 30, 2021 and December 31, 2020, the Company had recorded reserves of $30.4 million and $29.8 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of September 30, 2021 and December 31, 2020, the $30.4 million and $29.8 million, respectively, of reserves consisted of (i) $23.2 million and $24.0 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $7.2 million and $5.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses and other current liabilities on the consolidated balance sheets.

As of September 30, 2021, the Company's principal legal and administrative proceedings were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of September 30, 2021 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 69 proceedings (excluding cases which have been settled but not formally dismissed) as of September 30, 2021, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2021. From January 1, 2021 to September 30, 2021, 12 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 125 third-party sites, 30 are now settled, 15 are currently requiring expenditures on remediation and 80 are not currently requiring expenditures on remediation.
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
BR Facility. The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the U.S. Environmental Protection Agency ("EPA") issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018, the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality and has also completed conducting the remedial investigation feasibility study for Devil's Swamp under the order issued by the EPA at which point the feasibility study, with several remedial alternatives, was submitted to the EPA for review. During 2020, the EPA signed a Record of Decision which defined the remediation alternative selected and approved by the EPA and in return, the Company increased the estimated remedial liability for this inactive site by $3.3 million. Changes in the natural landscape and/or new information identified during the remediation could impact this estimate; however, any such changes are not expected to have a future material effect on the Company's financial position, liquidity or results of operation.
Third-Party Sites. Of the 125 third-party Superfund sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has an indemnification agreement at a total of 18 sites. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 18 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management, McKesson and one other entity which had shipped wastes to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 18 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste, McKesson and one other entity, the Company does not have an indemnity agreement with respect to any of the 125 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2021 there was one proceeding for which the Company reasonably believes that the sanctions could equal or exceed $1.0 million, and none as of December 31, 2020. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will not, individually or in the aggregate, have a material effect on its financial condition, results of operations or cash flows.

(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. As described in the "Changes in Operating Segments" section of Note 2, "Significant Accounting Policies," during the first quarter of 2021, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The Company's chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance so that the information would align with the new operating structure of the business. Due to these changes the Company reassessed its operating segment conclusions in the first quarter of 2021 which resulted in a change in the operating segments. The Company consolidated the core services of Safety-Kleen Environmental Services into its Environmental Services segment, eliminated its Safety-Kleen segment and created the Safety-Kleen Sustainability Solutions segment. In addition, certain intercompany transactions previously recorded as Corporate Items have been allocated to the segments. All the historical balances presented below have been recast to reflect the impact of these changes.
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
The following table reconciles third-party revenues to direct revenues for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$743,831	$1,802	$745,633	$651,689	$(1,129)	$650,560
Safety-Kleen Sustainability Solutions	207,589	(1,802)	205,787	127,583	1,129	128,712
Corporate Items	59	—	59	72	—	72
Total	$951,479	$—	$951,479	$779,344	$—	$779,344

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$2,119,856	$4,476	$2,124,332	$1,969,445	$(1,099)	$1,968,346
Safety-Kleen Sustainability Solutions	566,012	(4,476)	561,536	378,244	1,099	379,343
Corporate Items	217	—	217	218	—	218
Total	$2,686,085	$—	$2,686,085	$2,347,907	$—	$2,347,907

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
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Environmental Services	$166,471	$180,002	$482,766	$502,101
Safety-Kleen Sustainability Solutions	70,810	29,613	165,756	62,248
Corporate Items	(52,197)	(41,782)	(146,216)	(132,369)
Total	185,084	167,833	502,306	431,980
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	2,799	2,822	8,625	8,149
Stock-based compensation	6,001	6,662	12,786	12,739
Depreciation and amortization	71,451	74,470	215,206	221,497
Income from operations	104,833	83,879	265,689	189,595
Other (income) expense, net	(199)	(2,268)	2,509	597
Loss on sale of businesses	—	118	—	3,376
Interest expense, net of interest income	17,984	17,407	53,953	54,848
Income before provision for income taxes	$87,048	$68,622	$209,227	$130,774

The following table presents certain assets by reportable segment and in the aggregate (in thousands):

	September 30, 2021	December 31, 2020
Property, plant and equipment, net:
Environmental Services	$1,050,901	$1,068,910
Safety-Kleen Sustainability Solutions	363,857	366,160
Corporate Items	93,598	90,228
Total property, plant and equipment, net	$1,508,356	$1,525,298

Goodwill and Permits and other intangibles, net:
Environmental Services
Goodwill	$402,025	$401,918
Permits and other intangibles, net	217,188	228,237
Total Environmental Services	619,213	630,155

Safety-Kleen Sustainability Solutions
Goodwill	$141,003	$125,105
Permits and other intangibles, net	149,309	158,383
Total Safety-Kleen Sustainability Solutions	290,312	283,488

Total	$909,525	$913,643
The following table presents the total assets by geographical area (in thousands):

	September 30, 2021	December 31, 2020
United States	$3,629,056	$3,447,811
Canada and other foreign	725,243	683,709
Total	$4,354,299	$4,131,520

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, the impact of our acquisition of LJ Energy Services Intermediate Holding Corp. and its subsidiaries (collectively, “HydroChemPSC”), and those items identified as "Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2021, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Clean Harbors undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements other than through its filings with the SEC, which may be viewed in the "Investors" section of the Clean Harbors website.
Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today's world. Everywhere industry meets the environment, we strive to provide eco-friendly products and services that protect and restore North America's natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve a diverse customer base, including Fortune 500 companies, across the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We believe we are also the largest re-refiner and recycler of used oil in North America and the largest provider of parts washer and related environmental services to commercial, industrial and automotive customers in North America.
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
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance was changed to conform to the new operating structure of the business. As a result, we reevaluated the identification of our operating segments and concluded that, starting in the first quarter of 2021, Environmental Services and Safety-Kleen Sustainability Solutions are our operating segments and reportable segments, with the operations not managed through the operating segments described above continuing to be reported as Corporate Items. The amounts presented for the three and nine months ended September 30, 2020 have been recast to reflect the impact of such changes.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA. Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add back stock-based compensation, a non-cash item, to other charges which are added back to net income determined in accordance with generally accepted accounting principles ("GAAP"). See the "Adjusted EBITDA" section below for additional details regarding this change and our consideration of this metric. Prior period amounts have been recast to conform to this presentation.
The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services, waste volumes generated by such services and project work for which waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required. As a result of the Coronavirus ("COVID-19") pandemic, the business saw increased demand for response services relative to contagion disinfection, decontamination and disposal in 2020 and into 2021. With the addition of the Safety-Kleen core service offerings, including containerized waste disposal, parts washer and vacuum services, the Environmental Services results are further driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our owned facilities, the utilization rates of our incinerators, equipment and workforce, including billable hours, and number of parts washer services performed, among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the automotive, chemical, manufacturing and other industrial markets, weather conditions, efficiency of our operations, utilization at our facilities, technology, changing regulations, competition, the mix and market pricing of our services and the management of our related operating costs.
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
Highlights
Total revenues for the three and nine months ended September 30, 2021 were $951.5 million and $2,686.1 million, compared with $779.3 million and $2,347.9 million for the three and nine months ended September 30, 2020. Prior year operations were negatively affected by the impact of the COVID-19 pandemic. In the three and nine months ended September 30, 2021, our Environmental Services segment direct revenues increased 14.6% and 7.9% from the comparable periods in 2020. Current period results were predominately driven by higher demand throughout most of our portfolio of services and increased direct revenues at our incinerators due to strong pricing on these disposal services, partially offset by lower demand for our COVID-19 decontamination services. In the three and nine months ended September 30, 2021, our Safety-Kleen Sustainability Solutions segment direct revenues increased 59.9% and 48.0% respectively from the comparable periods in 2020 due to increased pricing and demand for base and blended oil. The fluctuation of the Canadian dollar positively impacted our consolidated revenues by $7.9 million and $30.0 million in the three and nine months ended September 30, 2021, respectively.
In the three and nine months ended September 30, 2021, costs have increased in both the Environmental Services and Safety-Kleen Sustainability Solutions segments when comparing to the prior year given the increase in business levels, revenue mix, and inflationary pressures seen across several cost categories. Additionally, the current periods reflect lower benefits received from the Government Programs as described below under "Impact of Government Programs". Despite the increased costs seen in the current period, gross margins for the Environmental Services and Safety-Kleen Sustainability Solutions segments are relatively consistent with or improved from pre-pandemic levels.
We reported income from operations for the three and nine months ended September 30, 2021 of $104.8 million and $265.7 million compared with $83.9 million and $189.6 million in the three and nine months ended September 30, 2020, and net income for the three and nine months ended September 30, 2021 of $65.4 million and $154.3 million compared with net income of $54.9 million and $95.5 million in the three and nine months ended September 30, 2020.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 10.3% to $185.1 million in the three months ended September 30, 2021 from $167.8 million in the three months ended September 30, 2020 and increased 16.3% to $502.3 million in the nine months ended September 30, 2021 from $432.0 million in the nine months ended September 30, 2020. This improved performance was primarily driven by the mix of product sales and strong spread management as it relates to the pricing of base oil products and used motor oil collection services in the Safety-Kleen Sustainability Solutions segment, as well as strong demand and incineration pricing increases within our Environmental Services segment. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for the nine months ended September 30, 2021 was $368.2 million, an increase of $50.8 million from the comparable period in 2020. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $238.0 million in the nine months ended September 30, 2021, compared to $195.5 million in the comparable period of 2020. These increased levels of cash flows are the result of greater levels of operating income and improved working capital management in 2021. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."
Impact of COVID-19
During the third quarter of 2021, we continued to see incremental improvements in the demand for our products and services consistent with the lifting of travel and other government restrictions and the ongoing national and state vaccination efforts. Over the last year, our business has been slowly recovering after the sharp decline in the second quarter of 2020. As we exited the third quarter of 2021, both quarter-to-date and year-to-date direct revenues and Adjusted EBITDA were comparable or higher than pre-pandemic levels for each of our segments.
In the first nine months of 2021, we recognized $48.1 million of revenues specifically related to COVID-19 disinfecting, decontamination and disposal related response services; however, demand for these services has decreased as the year has progressed. In the third quarter of 2021 we recognized revenues of $8.4 million for such work. Although we are uncertain as to the exact level of such services throughout the remainder of 2021 and into 2022, we expect to continue to see slowing demand for these COVID-19 response services.
The potential impact of COVID-19 variants (e.g. the Delta variant) remains unknown at this time, however as circumstances continue to evolve impacts may be felt related to both our business recovery and future demand for our COVID-19 response services.
Impact of Government Programs
In 2020, the Governments of Canada and the United States announced the Canada Emergency Wage Subsidy ("CEWS") and the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), respectively, in response to the widespread economic impact of the COVID-19 pandemic (collectively referred to as "Government Programs"). Both Government Programs have been extended into 2021 and as such, management has continued to consider and analyze the Company's eligibility under such Government Programs. During 2021 the Company recognized certain employee wage subsidies under the CEWS and, to a lesser extent, employee retention credits under the CARES Act. We do not anticipate any future significant benefits from the Government Programs given the current status of our operations and the expiration of the benefits to which we were eligible. The table below summarizes the benefit of the Government Programs recorded in the statement of operations for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total
Cost of revenues	$919	$59	$—	$978	$9,354	$929	$145	$10,428
Selling, general and administrative expenses	138	26	4	168	1,883	290	668	2,841
Total	$1,057	$85	$4	$1,146	$11,237	$1,219	$813	$13,269

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total
Cost of revenues	$8,055	$784	$80	$8,919	$22,304	$1,840	$560	$24,704
Selling, general and administrative expenses	1,917	571	347	2,835	8,626	1,221	2,117	11,964
Total	$9,972	$1,355	$427	$11,754	$30,930	$3,061	$2,677	$36,668
Acquisition of HydroChemPSC
On October 8, 2021, we completed our previously announced proposed acquisition of HydroChemPSC for $1.24 billion (the "HydroChemPSC Acquisition") in cash consideration. HydroChemPSC is a leading U.S. provider of industrial cleaning, specialty maintenance and utility services. Refer to Note 4, "Business Combinations," to our unaudited consolidated financial statements included in this report for further information on this acquisition.
HydroChemPSC serves customers across a broad range of markets and provides solutions to customers focused on cleaning, maintenance and environmental compliance of essential, mission critical equipment and infrastructure. HydroChemPSC has more than 4,500 employees, over 240 service locations across the United States and has a fleet of specialized equipment and vehicles as well as technology which will enhance and add to the assets of the Environmental Services segment.

We have incurred and expect to incur significant costs in connection with the HydroChemPSC Acquisition, including costs related to financing the HydroChemPSC Acquisition and ultimate integration of the business. As of September 30, 2021, $3.7 million of HydroChemPSC integration related costs have been recognized in our results. Successful integration of the HydroChemPSC business and operations into our business will be necessary to realize the anticipated benefits from combining HydroChemPSC with Clean Harbors. We believe that the combined business will benefit from incremental waste volumes through Clean Harbors' network of facilities, greater customer relationships and cross selling opportunities and synergistic opportunities within customer service, corporate functions, transportation, branch network, asset rentals and vehicle maintenance. The success of the HydroChemPSC Acquisition will depend, in part, on the integration of the financial reporting systems and controls and the focused attention (time and resources) of both Clean Harbors' and HydroChemPSC's management teams to integrate the combined business and execute upon our growth and synergy strategies.
Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA, as described below under "Adjusted EBITDA". The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change	September 30, 2021	September 30, 2020	$ Change	% Change
Direct Revenues(1):
Environmental Services	$745,633	$650,560	$95,073	14.6%	$2,124,332	$1,968,346	$155,986	7.9%
Safety-Kleen Sustainability Solutions	205,787	128,712	77,075	59.9	561,536	379,343	182,193	48.0
Corporate Items	59	72	(13)	N/M	217	218	(1)	N/M
Total	951,479	779,344	172,135	22.1	2,686,085	2,347,907	338,178	14.4
Cost of Revenues(2):
Environmental Services	516,340	416,539	99,801	24.0	1,454,852	1,292,773	162,079	12.5
Safety-Kleen Sustainability Solutions	119,332	87,924	31,408	35.7	350,733	278,070	72,663	26.1
Corporate Items	3,560	7,166	(3,606)	N/M	12,069	18,133	(6,064)	N/M
Total	639,232	511,629	127,603	24.9	1,817,654	1,588,976	228,678	14.4
Selling, General & Administrative Expenses:
Environmental Services	62,822	54,019	8,803	16.3	186,714	173,472	13,242	7.6
Safety-Kleen Sustainability Solutions	15,645	11,175	4,470	40.0	45,047	39,025	6,022	15.4
Corporate Items	54,697	41,350	13,347	32.3	147,150	127,193	19,957	15.7
Total	133,164	106,544	26,620	25.0	378,911	339,690	39,221	11.5
Adjusted EBITDA:
Environmental Services	166,471	180,002	(13,531)	(7.5)	482,766	502,101	(19,335)	(3.9)
Safety-Kleen Sustainability Solutions	70,810	29,613	41,197	139.1	165,756	62,248	103,508	166.3
Corporate Items	(52,197)	(41,782)	(10,415)	(24.9)	(146,216)	(132,369)	(13,847)	(10.5)
Total	$185,084	$167,833	$17,251	10.3%	$502,306	$431,980	$70,326	16.3%
_____________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenue is shown exclusive of items presented separately on the consolidated statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response services, weather related events, base and blended oil pricing, market changes relative to the collection of used oil, our ability to manage the spread between oil product prices and prices for the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Direct revenues	$745,633	$650,560	$95,073	14.6%	$2,124,332	$1,968,346	$155,986	7.9%

Environmental Services direct revenues for the three months ended September 30, 2021 increased $95.1 million from the comparable period in 2020 driven primarily by higher demand throughout our portfolio of services, including industrial and base field services, and increased pricing of disposal services throughout our incinerator network. The revenue growth across these aspects of our business was partially offset on a comparative basis by lower demand for our COVID-19 decontamination services. Direct revenues related to our industrial services increased $26.4 million predominately due to increased demand for industrial cleanings as overall economic activity continued to improve and industrial cleaning services previously delayed due to the impacts of COVID-19 were executed upon. Direct revenues related to our field services, excluding COVID-19 decontamination services, increased $21.2 million as demand for these base field services increased. Direct revenues at our incinerators increased $18.4 million when comparing the three months ended September 30, 2021 to the same period in 2020, predominately due to higher pricing, though utilization also contributed to the increase with incinerator utilization at 82% as compared to 80% in the same period in 2020. Direct revenues for the Safety-Kleen core service offerings increased $9.9 million from the comparable period in 2020 mainly due to higher demand and pricing for our containerized waste and vacuum services. Higher pricing at our landfill facilities increased direct revenues by $2.3 million. In the three months ended September 30, 2021, lower demand for our COVID-19 decontamination services resulted in a direct revenue decrease of $20.5 million, partially offsetting all of the increases noted above. The Canadian operations of the Environmental Services segment were positively impacted by $6.5 million due to foreign currency translation.
Environmental Services direct revenues for the nine months ended September 30, 2021 increased $156.0 million from the comparable period in 2020 driven primarily by returning demand for our services as compared to the same period in the prior year and higher value waste streams at our incinerator facilities, partially offset by lower demand for our COVID-19 decontamination services. Direct revenues related to our industrial services increased $45.6 million and base field services direct revenues increased by $20.4 million, excluding COVID-19 decontamination services, from the comparable period in the prior year due to the rebounding demand for our services noted above. Increased pricing at our incinerators drove an overall $27.4 million increase in direct revenues, while utilization remained relatively consistent at 83% thus illustrating the shift to higher value waste streams being processed at the incinerators. Direct revenues for the Safety-Kleen core service offerings increased $9.2 million from the comparable period in 2020 due to higher demand and improved pricing for our containerized waste and vacuum services. Direct revenues at our landfill facilities increased $4.7 million from the comparable period in 2020 due to higher value waste streams overcoming lower volumes. In the nine months ended September 30, 2021, direct revenues from COVID-19 decontamination services decreased by $40.8 million, partially offsetting the increases noted above, due to lower demand for such services. Also impacting the year over year change in direct revenues within this segment was the positive impact of foreign currency translation on our Canadian operations of $24.1 million.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Direct revenues	$205,787	$128,712	$77,075	59.9%	$561,536	$379,343	$182,193	48.0%
Safety-Kleen Sustainability Solutions direct revenues for the three months ended September 30, 2021 increased $77.1 million from the comparable period in 2020. Increasing prices and increased volumes of product sold driven by higher demand resulted in a $75.8 million increase in revenues from base oil sales and a $13.6 million increase in revenues from blended oil sales. Revenues from used oil collection services decreased $14.1 million in the third quarter of 2021, when compared to the third quarter of 2020 due to pricing decreases, which was expected given the inverse correlation between movements in base oil pricing and the market prices for used oil collection services. The volume of the used oil collected increased from the prior year and rebounded to the level of gallons collected in pre-pandemic quarters. Foreign currency translation positively impacted the Canadian operations of Safety-Kleen Sustainability Solutions by $1.4 million.
Safety-Kleen Sustainability Solutions direct revenues for the nine months ended September 30, 2021 increased $182.2 million from the comparable period in 2020. Due to the pricing increases and rebounding demand described above relative to the third quarter of 2021, higher pricing and volumes drove a $167.5 million increase in revenues from base oil sales and a $25.8 million increase in revenues from blended oil sales for the nine months ended September 30, 2021 when compared to the same period in 2020. Revenues from contract blending and packaging increased $12.0 million from the comparable period and revenues from recycled fuel oil and refinery byproducts increased $5.5 million due to pricing increases, more than offsetting volume decreases. As expected, in light of the oil market conditions noted above, revenues from used oil collection services decreased $21.0 million due to pricing decreases. Collection volumes for used oil increased during the nine months ended September 30, 2021 when compared to the same period in 2020. Foreign currency translation positively impacted the Canadian operations of Safety-Kleen Sustainability Solutions by $5.9 million.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. In recent periods, we have seen inflationary pressures across several cost categories, but most notably related to internal and external labor, transportation, general supplies and energy related costs. We have continued to manage these increases through constant cost monitoring as well as our overall customer pricing strategies. We also continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications and expansion at our facilities, invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions in the face of these inflationary pressures, while also continuing to optimize our management and operating structure in an effort to maintain and increase operating margins.
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change	2021	2020	Change	% Change
Cost of revenues	$516,340	$416,539	$99,801	24.0%	$1,454,852	$1,292,773	$162,079	12.5%
As a % of Direct revenues	69.2%	64.0%	5.2%		68.5%	65.7%	2.8%
Environmental Services cost of revenues for the three months ended September 30, 2021 increased $99.8 million from the comparable period in 2020, primarily due to the increase in direct revenues. Cost of revenues as a percentage of direct revenues increased 5.2% from the comparable period in the prior year, in part due to an $8.4 million reduction in benefits recognized under the Government Programs in the third quarter of 2021 as compared to the same period of the prior year. After adjusting for this difference, cost as a percentage of revenues increased 4.0%, primarily due to the mix of services being performed, including lower COVID-19 decontamination services, as well as inflationary pressures across several cost categories. Overall, equipment and supply costs increased $41.1 million, labor and benefits related costs increased $30.9 million and transportation, disposal, vehicle and fuel related costs increased $20.8 million from the comparable period in 2020. Collectively, these costs as a percentage of direct revenue are consistent with pre-pandemic levels.
Environmental Services cost of revenues for the nine months ended September 30, 2021 increased $162.1 million from the comparable period in 2020, primarily due to an increase in direct revenues. Cost of revenues as a percentage of direct revenues increased 2.8% from the comparable period in the prior year. Excluding the $14.2 million year over year reduction in benefits recognized under the Government Programs, cost of revenues as a percentage of direct revenues increased 2.1%, also mainly due to the mix of services and inflationary pressures noted in the preceding paragraph. Overall, equipment and supply costs increased $60.7 million, labor and benefits related costs increased $46.4 million and transportation, disposal, vehicle and fuel related costs increased $36.3 million.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change	2021	2020	Change	% Change
Cost of revenues	$119,332	$87,924	$31,408	35.7%	$350,733	$278,070	$72,663	26.1%
As a % of Direct revenues	58.0%	68.3%	(10.3)%		62.5%	73.3%	(10.8)%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended September 30, 2021 increased $31.4 million from the comparable period in 2020 as expected given the revenue growth experienced by the business. Significant cost increases were seen in costs of oil additives and other raw materials which increased $17.2 million, labor and benefits related costs which increased $6.8 million and transportation, vehicle and fuel costs which increased $6.2 million. Despite the increases in these costs, as a percentage of revenue, the business margins improved by 10.3%. This improvement was largely driven by demand and pricing of products and services outpacing relative cost of revenues as the business successfully managed its spread and capitalized on these favorable market conditions. Production efficiencies also led to this lower cost structure as our re-refineries, some of which were temporarily closed in the prior year's period, were all producing fur the full current quarter.
Safety-Kleen Sustainability Solutions cost of revenues for the nine months ended September 30, 2021 increased $72.7 million from the comparable period in 2020 due to the increase in direct revenues. Cost of revenue as a percentage of direct revenues improved by 10.8% for reasons consistent with those noted in the preceding paragraph. In total, costs of oil additives and other raw materials increased $40.5 million, transportation, vehicle and fuel costs increased $18.3 million and labor and benefits related costs increased $14.0 million.
Selling, General and Administrative Expenses
We strive to manage our selling, general and administrative ("SG&A") expenses commensurate with the overall performance of our segments and corresponding revenue levels. As our business grows, we would expect to incur additional costs throughout our business; however, our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change	2021	2020	Change	% Change
SG&A expenses	$62,822	$54,019	$8,803	16.3%	$186,714	$173,472	$13,242	7.6%
As a % of Direct revenues	8.4%	8.3%	0.1%		8.8%	8.8%	—%
Environmental Services SG&A expenses for the three and nine months ended September 30, 2021 increased $8.8 million and $13.2 million from the comparable periods in 2020 while remaining consistent as a percentage of direct revenues. For the three and nine months ended September 30, 2021, we recognized reduced benefits under the Government Programs when compared to the same periods in the prior year which contributed to the increase in our Environmental Services SG&A expenses by $1.7 million and $6.7 million, respectively. Environmental Services SG&A expenses as a percentage of revenue remained relatively consistent with the prior year even absent the benefits recognized under the Government Programs.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change	2021	2020	Change	% Change
SG&A expenses	$15,645	$11,175	$4,470	40.0%	$45,047	$39,025	$6,022	15.4%
As a % of Direct revenues	7.6%	8.7%	(1.1)%		8.0%	10.3%	(2.3)%
Safety-Kleen Sustainability Solutions SG&A expenses for the three and nine months ended September 30, 2021 increased $4.5 million and $6.0 million from the comparable periods in 2020 primarily attributable to the increases in direct revenues. Safety-Kleen Sustainability Solutions SG&A expenses as a percentage of revenues for the three months ended September 30, 2021 improved 1.1% . SG&A expenses as a percentage of revenues for the nine months ended September 30, 2021 improved 2.3% when compared to the same period in the prior year. The most significant driver in the full year improvement was a $1.8 million change in an environmental liability estimate for a Superfund site recorded in the second quarter of 2020 which did not recur in 2021.
Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	Change	% Change	2021	2020	Change	% Change
SG&A expenses	$54,697	$41,350	$13,347	32.3%	$147,150	$127,193	$19,957	15.7%
As a % of Total Clean Harbors' Direct revenues	5.7%	5.3%	0.4%		5.5%	5.4%	0.1%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Generally, as revenues increase, we would expect some increase in these costs. Corporate Items SG&A expenses for the three months ended September 30, 2021 increased $13.3 million from the comparable period in 2020 and as a percentage of total Clean Harbors' direct revenues, these costs remained relatively consistent. Certain Corporate Items SG&A expense increases during the three months ended September 30, 2021, as compared to the same period in the prior year, which were unrelated to the revenue growth included $5.9 million of increased professional fees primarily related to the acquisition of HydroChemPSC and some strategic initiative projects and increased cyber security information technology related costs of $1.0 million. Partially offsetting these increases was a $3.3 million change in an environmental remediation liability estimate for an inactive site recorded in the third quarter of 2020.
Corporate Items SG&A expenses for the nine months ended September 30, 2021 increased $20.0 million from the comparable period in 2020 and as a percentage of total Clean Harbors' direct revenues, remained relatively consistent. Similar to the discussion above, we would expect some increase in these costs as total Company revenues increase. Certain Corporate Items SG&A expense increases during the nine months ended September 30, 2021, as compared to the same period in the prior year which were unrelated to the revenue growth include an $8.9 million increase in professional fees related to the acquisition of HydroChemPSC and some strategic initiative projects, as well as a $2.8 million increase of cyber security information technology related costs. Partially offsetting these increases were decreases in marketing expenses of $4.0 million and a $3.3 million change in an environmental remediation liability estimate for an inactive site recorded in the third quarter of 2020.
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

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Adjusted EBITDA:
Environmental Services	$166,471	$180,002	$(13,531)	(7.5)%	$482,766	$502,101	$(19,335)	(3.9)%
Safety-Kleen Sustainability Solutions	70,810	29,613	41,197	139.1	165,756	62,248	103,508	166.3
Corporate Items	(52,197)	(41,782)	(10,415)	(24.9)	(146,216)	(132,369)	(13,847)	(10.5)
Total	$185,084	$167,833	$17,251	10.3%	$502,306	$431,980	$70,326	16.3%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$65,443	$54,910	$154,254	$95,505
Accretion of environmental liabilities	2,799	2,822	8,625	8,149
Stock-based compensation	6,001	6,662	12,786	12,739
Depreciation and amortization	71,451	74,470	215,206	221,497
Other (income) expense, net	(199)	(2,268)	2,509	597
Loss on sale of businesses	—	118	—	3,376
Interest expense, net of interest income	17,984	17,407	53,953	54,848
Provision for income taxes	21,605	13,712	54,973	35,269
Adjusted EBITDA	$185,084	$167,833	$502,306	$431,980
As a % of Direct revenues	19.5%	21.5%	18.7%	18.4%
Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add stock-based compensation, a non-cash item, to other charges which are added back to GAAP net income for purposes of calculating Adjusted EBITDA. We made this change in order to be more consistent with how certain of our peer group companies report their non-GAAP results, to align with how management will evaluate the operating performance of the Company and performance metrics for certain incentive compensation awards issued in 2021, and to be consistent with the definition of “Adjusted EBITDA” now used for covenant compliance purposes in our outstanding financing agreements as amended to date. The amount added back each period is expected to match the line item for stock-based compensation as recorded on the Company's GAAP consolidated statements of cash flows. In the future, when we report our results, all relevant prior period Adjusted EBITDA amounts which do not already reflect this change will be recast to provide comparative information.

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$63,875	$64,913	$(1,038)	(1.6)%	$192,277	$193,935	$(1,658)	(0.9)%
Permits and other intangibles amortization	7,576	9,557	(1,981)	(20.7)	22,929	27,562	(4,633)	(16.8)
Total depreciation and amortization	$71,451	$74,470	$(3,019)	(4.1)%	$215,206	$221,497	$(6,291)	(2.8)%
Depreciation and amortization for the three and nine months ended September 30, 2021 decreased from the comparable periods in 2020 primarily due to accelerating a landfill permit amortization in 2020 and certain assets becoming fully amortized.
Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2021 over 2020		September 30,		2021 over 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Provision for income taxes	$21,605	$13,712	$7,893	57.6%	$54,973	$35,269	$19,704	55.9%
Effective tax rate	24.8%	20.0%	4.8%		26.3%	27.0%	(0.7)%
The provision for income taxes for the three and nine months ended September 30, 2021 increased $7.9 million and $19.7 million, respectively, from the comparable periods in 2020, due to an increase in income before provision for income taxes. Our effective tax rates for the three months ended September 30, 2021 increased by 4.8% when compared to the three months ended September 30, 2020. The increase in our effective tax rate is predominately due to recognizing lower previously unbenefited tax losses in the three months ended September 30, 2021 as compared to September 30, 2020. In 2020, certain of our previously unprofitable Canadian entities were profitable, predominantly due to the employee wage subsidies under CEWS, and we were able to recognize these previously unbenefited tax losses. These entities were profitable in 2021 as well, but to a lesser extent with increased operational performance offset by the reduction in the employee wage subsidies. Also impacting the increase in the rate was the release of $1.1 million of uncertain tax liabilities in the third quarter of 2020. Our effective tax rate for the nine months ended September 30, 2021 was relatively consistent to the comparable period in the prior year.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash from operating activities	$368,226	$317,432
Net cash used in investing activities	(169,267)	(160,296)
Net cash used in financing activities	(71,762)	(51,975)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2021 was $368.2 million, an increase of $50.8 million from the comparable period in 2020. The increase in operating cash flows from the comparable period of 2020 resulted from greater levels of operating income and improved working capital management in 2021 despite an increase in cash income taxes and US payroll taxes paid in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Cash income taxes paid, net of refunds, increased $34.0 million due to higher pre-tax income and a $7.7 million tax refund received in the third quarter of 2020 associated with prior year amended tax returns previously under audit. Additionally, under the CARES Act, starting in the second quarter of 2020, we deferred US payroll tax remittances. As of September 30, 2020, we had deferred a total of $23.2 million. In the nine months ended September 30, 2021, we both remitted our normal 2021 US payroll taxes and remitted $16.5 million of the US payroll taxes we had previously deferred in 2020. The remaining payroll taxes deferred in 2020 under the CARES Act must be remitted no later than December 2022.

Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $169.3 million, an increase of $9.0 million from the comparable period in 2020. The increase in net cash used in investing activities as compared to the same prior year period was due to $14.0 million of incremental cash outflows for acquisitions with a reduction of $7.7 million in proceeds from the sale of businesses, partially offset by $12.8 million less of capital expenditures, net of disposals.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2021 was $71.8 million, as compared to $52.0 million in the comparable period in 2020. This increase of $19.8 million was primarily due to an increase in repurchases of common stock of $8.9 million during the first nine months of 2021. The change in uncashed checks due to the timing of payments made, higher finance lease principal payments and higher tax payments related to withholdings on vested stock also contributed to the increase in net cash used in financing activities. For additional information regarding our financing activities, see Note 11, "Financing Arrangements," to the accompanying unaudited consolidated financial statements.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measurement of liquidity which provides useful information to both management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. We exclude cash impacts of items derived from non-operating activities such as taxes paid in connection with divestitures and have also excluded cash paid in connection with the 2020 purchase of our corporate headquarters and certain capital improvements to the site as these expenditures are considered one-time in nature. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash from operating activities	$368,226	$317,432
Additions to property, plant and equipment	(146,654)	(150,357)
Purchase and capital improvements of corporate headquarters	—	21,080
Proceeds from sale and disposal of fixed assets	16,424	7,307
Adjusted free cash flow	$237,996	$195,462
Summary of Capital Resources including Financing Arrangements
At September 30, 2021, cash and cash equivalents and marketable securities totaled $711.5 million, compared to $571.0 million at December 31, 2020. At September 30, 2021, cash and cash equivalents held by our foreign subsidiaries totaled $141.3 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $570.2 million at September 30, 2021, and our U.S. operations had net operating cash flows of $360.6 million for the nine months ended September 30, 2021. Additionally, we have a $400.0 million revolving credit facility of which, as of September 30, 2021, approximately $288.5 million was available to borrow and letters of credit under the credit facility in the amount of $111.5 million were outstanding. Based on the above and on our current plans, we believe that our operations have and will continue to have adequate financial resources to satisfy current liquidity needs.
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

On October 8, 2021, we entered into Incremental Facility Amendment No. 2 to our existing Term Loan Agreement. Incremental Facility Amendment No. 2 provided for a new class and series of Term Loans ("2028 Term Loans") in the aggregate principal amount of $1.0 billion. We funded the HydroChemPSC Acquisition with $983.0 million of net proceeds from the issuance of the 2028 Term Loans and $253.4 million of cash on hand. Refer to Note 11, "Financing Arrangements," to our unaudited consolidated financial statements included in this report for further information on the terms of the 2028 Term Loans. We anticipate that our future cash flows provided by operating activities will provide the necessary funds on a short and long-term basis to meet our operating cash requirements, including servicing the incremental 2028 Term Loans used to fund the HydroChemPSC Acquisition.
As of September 30, 2021, we were in compliance with the covenants of all our debt agreements, and we believe it is reasonably likely that we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three and nine months ended September 30, 2021, the Company repurchased and retired a total of approximately 33.4 thousand and 533.4 thousand shares of the Company's common stock, respectively, for total expenditures of approximately $3.0 million and $48.4 million, respectively. During the three and nine months ended September 30, 2020, the Company repurchased and retired a total of approximately 0.4 million and 0.7 million shares of the Company's common stock, respectively, for total expenditures of approximately $22.2 million and $39.5 million, respectively.
Through September 30, 2021, the Company has repurchased and retired a total of approximately 7.6 million shares of its common stock for approximately $438.6 million under this program. As of September 30, 2021, an additional $161.4 million remained available for repurchase of shares under this program.
Environmental Liabilities

(in thousands, except percentages)	September 30, 2021	December 31, 2020	Change	% Change
Closure and post-closure liabilities	$93,028	$87,926	$5,102	5.8%
Remedial liabilities	110,816	114,813	(3,997)	(3.5)
Total environmental liabilities	$203,844	$202,739	$1,105	0.5%
Total environmental liabilities as of September 30, 2021 were $203.8 million, an increase of $1.1 million compared to December 31, 2020, primarily due to accretion of $8.6 million, new liabilities, including those assumed in acquisitions, of $2.4 million and changes in estimates recorded to the consolidated balance sheet of $1.9 million, partially offset by expenditures of $12.2 million.
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
Capital Expenditures
Capital expenditures in the first nine months of 2021 were $146.7 million as compared to $150.4 million in the same period of 2020. This decrease was primarily due to the nonrecurring purchase of our corporate headquarters in January of 2020 offset by a return to more normalized spending habits in 2021 as compared to the prior year when we had reduced spending due to the uncertainties of COVID-19. We anticipate that 2021 capital spending, net of disposals, will be in the range of $190.0 million to $210.0 million. This projected amount is inclusive of the capital expenditures for both the legacy Clean Harbors operations and the acquired HydroChemPSC operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Permitting and planning for the new incinerator project at our Kimball, Nebraska facility continue with an estimated completion date in early 2025. We are endeavoring upon this project in response to continued increasing demand for disposal outlets of regulated waste materials, and we expect the new incinerator to have an annual practical capacity of approximately 70,000 tons. We currently anticipate approximately $180.0 million of total capital expenditures for this project, the highest concentration of which is expected in 2022 and 2023. We expect total 2021 capital spending will be approximately $6.0 million, which is included in the 2021 capital spending range noted above, and includes $2.7 million which we have spent as of September 30, 2021.

Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first nine months of 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2021 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of those discussed below:
Risks Affecting All of Our Businesses
Natural disasters or other catastrophic events, including pandemics, and their residual macroeconomic effects could negatively affect our business, financial condition and results of operations.
Natural disasters such as hurricanes, tornados or earthquakes or other catastrophic events, including public health threats or outbreaks of communicable diseases such as the recent COVID-19 pandemic, could negatively affect our operations and financial performance. The direct and indirect impact of such events could include physical damage to one or more of our facilities or equipment, the temporary disruption in rail or truck transportation services upon which we rely or the lack of an adequate workforce in markets. These events could prevent or delay shipments to customers or from suppliers, including suppliers of capital equipment, and reduce revenue and volumes. Residual and lingering macroeconomic effects from such events could continue to impact our supply chain, distribution network and/or ability to maintain an adequate work force . These impacts could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to our Acquisition of HydroChemPSC
If we are unable to successfully integrate the business and operations of HydroChemPSC and any future acquisitions and realize synergies in the expected time frame, our future results could be adversely affected.
On October 8, 2021, we completed the previously announced acquisition of HydroChemPSC for cash consideration in an amount equal to $1.24 billion, subject to customary purchase price adjustments. Much of the potential benefit of such completed and future acquisitions will depend on our integration of the businesses and operations of the acquired companies into our business and operations through implementation of appropriate management and financial reporting systems and controls. We may experience difficulties in such integration, and the integration process may be costly and time-consuming. Such integration will require the focused attention of both Clean Harbors' and the acquired company's management teams, including a significant commitment of their time and resources, which could have a material impact on the revenues and operating results of the combined company. The success of the acquisition will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of Clean Harbors and the acquired businesses through cost reductions in overhead, greater efficiencies, cross selling opportunities, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Clean Harbors and the acquired companies must be successfully combined.
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

Our acquisitions of HydroChemPSC and other potential acquired companies may expose us to unknown liabilities.
If there are unknown liabilities or other obligations, including contingent liabilities, arising from our acquisitions of HydroChemPSC and other potential acquired companies, our business could be materially affected. We may learn additional information about HydroChemPSC and other potential acquired companies that adversely affects us, such as unknown liabilities or other issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2021 through July 31, 2021	58,016	$91.19	33,449	$161,442
August 1, 2021 through August 31, 2021	1,709	95.00	—	161,442
September 1, 2021 through September 30, 2021	1,835	103.64	—	161,442
Total	61,560	—	33,449
________________
(1)    Includes 28,111 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2021 we repurchased 33,449 shares under the Rule 10b5-1 plan for a total of $3.0 million. Future repurchases will also be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	November 3, 2021

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	November 3, 2021