Form 10-K
period 2021-12-31
CLEAN HARBORS INC
filed 2022-02-23
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
On June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $4.7 billion, based on the closing price of such common stock as of that date on the New York Stock Exchange. Reference is made to Part III of this report for the assumptions on which this calculation is based.
On February 16, 2022, there were outstanding 54,405,021 shares of Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2022 annual meeting of stockholders (which will be filed with the Commission not later than April 15, 2022) are incorporated by reference into Part III of this report.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2021

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties identified in this report under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis on Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in the other documents which we file from time to time with the Securities and Exchange Commission ("SEC"), including Clean Harbors' quarterly reports on Form 10-Q to be filed during 2022.
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
During the first quarter of 2021, we reorganized our Safety-Kleen business. The collection services for waste oil, used oil filters, antifreeze and related items as well as bulk blended oil sales operations were combined with the Safety-Kleen Oil business to form the Safety-Kleen Sustainability Solutions business. Under this structure, Safety-Kleen Sustainability Solutions operations focus on the life-cycle of oil, from the used oil collection services through the ultimate sale and delivery of base and blended oils so that we can more directly manage both sides of the spread in our re-refinery business. We expect this change to continue to drive additional growth in our sustainable lubricant products and related services.
Concurrently with this change, we consolidated the Safety-Kleen branches' core service offerings, including containerized waste, parts washer and vacuum services, into the legacy Clean Harbors Environmental Services sales and service operations. We believe this change fosters enhanced cross-selling opportunities within the environmental businesses and increases market presence with small quantity generators of hazardous waste.
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance was changed to conform to this new operating structure of the business. As a result, we reevaluated the identification of our operating segments and concluded that, starting in the first quarter of 2021, we now have two operating segments: (i) the Environmental Services Segment and (ii) the Safety-Kleen Sustainability Solutions Segment.
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services, waste volumes generated by such services and project work for which waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required. As a result of the Coronavirus ("COVID-19") pandemic, the business has seen increased demand for response services relative to contagion disinfection, decontamination and disposal. With the addition of the Safety-Kleen branches' core service offerings, including containerized waste disposal, parts washer and vacuum services, the Environmental Services results are further driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, treatment, storage and disposal facilities ("TSDFs") and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours, and number of parts washer services performed, among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the automotive and manufacturing markets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service offerings and products. Safety-Kleen Sustainability Solutions offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Segment results are impacted by overall demand as well as product mix as it relates to these oil products. Segment results are also predicated on the demand for Safety-Kleen Sustainability Solutions' other product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to make our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin. Management also tracks the volumes and pricing of used oil and automotive fluid collections. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the automotive services and manufacturing markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. The overall market price of oil and regulations that change the possible usage of used oil, including the International Maritime Organization's 2020 regulation ("IMO 2020") and other regulations related to the burning of used motor oil as a fuel, impact the premium the segment can charge for used oil collections.
Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal executive offices are located in Norwell, Massachusetts. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our board committees, and our code of ethics for members of the board of directors, our chief executive officer and our other senior officers are available on our website. Should it be necessary, any waivers for such policies will also be posted on our website. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report on Form 10-K.
Acquisition of HydroChemPSC
On October 8, 2021, we acquired HydroChemPSC, a leading U.S. provider of industrial cleaning, specialty maintenance and utility services, for a cash purchase price of approximately $1.23 billion. The acquisition was financed with net proceeds from our concurrent issuance of $1.0 billion of senior secured term loans with the remaining purchase price being funded through existing cash.
The HydroChemPSC business serves customers across a broad range of markets and provides solutions to customers focused on cleaning, maintenance and environmental compliance of essential, mission critical equipment and infrastructure. The acquired operations, including more than 4,500 employees, over 240 service locations and a fleet of specialized vehicles and equipment, expand our existing presence within the industrial services market and enhance the Environmental Services Segment.
We believe that the acquired business is a strategic acquisition for Clean Harbors. As stated in Item 8, "Financial Statements and Supplementary Data," our consolidated results of operations for the year ended December 31, 2021 include $166.1 million of direct revenue and $166.4 million of expense attributable to the HydroChemPSC operations, including $12.3 million of incremental depreciation and amortization and $6.0 million of severance and integration costs. Beyond expanding the size and scale of our operations, HydroChemPSC is an established leader in industrial services, with proprietary technology and a manufacturing center dedicated to fabricating tools aimed at reducing costs and increasing efficiency and safety. We expect that the combined company will benefit from (i) enhanced technologies aimed at increasing safety, (ii) incremental waste volumes for processing through Clean Harbors' network of waste disposal facilities, (iii) long-established customer relationships that bring opportunities for cross selling of Clean Harbors' suite of services and (iv) synergistic opportunities within customer service, corporate functions, transportation, real estate, asset rentals and vehicle maintenance.

Health and Safety
Health and Safety is our #1 core value. Employees at all levels of our Company share this philosophy, including those joining the Company from HydroChemPSC where health and safety were also a key priority. We are all committed to ensuring our safety goals are met. Our commitment to health and safety benefits all of our stakeholders including our employees, our customers, the community and the environment. Our Safety Starts with Me: Live It 3-6-5 program is a key component in our overall safety approach. This program, along with other targeted safety programs, have enabled us to maintain leading safety metrics. Our key safety metrics are Total Recordable Incident Rate, or "TRIR" and Days Away, Restricted Activity and Transfer Rate, or "DART". For the year ended December 31, 2021, our Company wide TRIR and DART were 1.12 and 0.71, respectively.
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
Compliance
We regard compliance with applicable regulations as a critical component of our overall operations. We strive to maintain the highest professional standards in our compliance activities. Our compliance staff is responsible for the facilities' permitting and regulatory compliance, compliance training, transportation compliance and related record keeping. To ensure the effectiveness of our regulatory compliance program, our facilities operations are monitored by our compliance staff.
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
The principal elements of our business strategy in no particular order are:
•Cross-Sell Across Businesses - We believe the breadth of our service offerings allows us to provide additional services to existing and new customers in order to continually satisfy our customers' environmental and sustainability objectives. We believe we can provide industrial and field services to customers that traditionally have only used our technical services and provide technical services to customers that use our industrial services, including our expanded customer base from the HydroChemPSC acquisition. At the same time, there are a variety of cross-selling opportunities between our Safety-Kleen branches' core service customers and our traditional Environmental Services waste disposal customers which we hope to expand via our reorganization in the first quarter of 2021. We believe leveraging our ability to cross-sell among and across our segments will drive additional revenue for our Company.
•Expand Network through Growth and Technology - We operate and continue to make substantial investments and technological upgrades in an extensive network of hazardous waste management facilities and oil re-refineries, which provide us with significant operating leverage as volumes increase. We also look for opportunities to expand waste handling capacity or waste oil processing at these facilities by modifying the terms of the existing permits, improving technology or, in certain instances, significantly expanding our facilities. For example, in 2021, we began the process of building a new incinerator at our Kimball, Nebraska facility. This incinerator is expected to increase our annual practical capacity by approximately 70,000 tons and is designed using the same world-class air emissions control technology as our El Dorado incinerator. Through selected permit modifications, we can expand the range of treatment services offered to our customers without the significant capital investment necessary to acquire or build new waste management facilities.
•Execute Strategic Acquisitions and Divestitures - We actively pursue selective acquisitions with certain services or market sectors where we believe the acquisitions can enhance and expand our business, such as our acquisition of

HydroChemPSC in late 2021. We believe that we can expand existing services through strategic acquisitions in order to generate incremental revenues from existing and new customers and to obtain greater market share. In order to maximize synergies, we rapidly integrate our acquisitions into our existing processes. To complement our acquisition strategy, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we divest certain non-core businesses and reallocate our resources to businesses that we believe better align with our long-term strategic direction. For additional information on our acquisitions and divestitures, see "Acquisitions and Divestitures" below.
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
•Expand Geographic Coverage of Service Offerings - We believe our Environmental Services and Safety-Kleen Sustainability Solutions segments have a competitive advantage due to their vast network of locations across North America, particularly in areas where we maintain service locations at or near a TSDF and our expansive truck and rail transportation network. By opening additional service locations in strategic locations, we believe that we can increase our market share within these segments, which will drive additional waste into our network of facilities and increase overall profitability. Our centrally managed transportation network allows us to provide cost effective transportation throughout our customer base. In addition, our management team continues to assess the competitive landscape in order to identify new business opportunities.
•Capture Large-Scale Projects - We monitor for opportunities to quickly respond to the ever changing needs of the marketplace, whether they be from external factors, like the recent need for our decontamination services, changing regulations or customers' needs for large-scale environmental remediation services. We believe we are a national leader in emergency response services. We provide turnkey offsite transportation and landfill or incineration disposal services for soil and other contaminated materials generated from remediation activities. We also assist remediation contractors and project managers with support services including groundwater disposal, waste disposal, roll-off container management and many other related services. We believe this will drive revenue growth as well as incremental waste volume to our existing facilities, thereby increasing utilization and enhancing overall profitability.
Acquisitions and Divestitures
Acquisitions are an element of our business strategy that involve expansion through the purchase of businesses that complement our existing Company and create opportunities for profitable growth.
In 2021, in addition to the acquisition of HydroChemPSC discussed above, we also acquired a privately-owned business for a purchase price of $22.8 million. The acquisition expands the Safety-Kleen Sustainability Solutions segment's network within the south central United States.
On June 29, 2021, we signed a definitive agreement with Vertex Energy, Inc. ("Vertex") to acquire certain assets related to Vertex's used motor oil collection and re-refinery business. On January 25, 2022, the parties mutually agreed to terminate the planned acquisition. In connection with the early termination, Vertex paid us a breakup fee of $3.0 million in 2022.
In 2020, we acquired a privately-owned business for a purchase price of $8.8 million. The acquisition expands the Safety-Kleen Sustainability Solutions segment's oil re-refining operations to the northeast United States.
In 2019, we acquired two privately-owned businesses for a combined purchase price of $25.2 million. One acquisition expands the environmental services and hazardous materials management services of the Environmental Services segment while the second has components included in both the Environmental Services and Safety-Kleen Sustainability Solutions segments.
For additional information relating to our acquisition activities during 2021, 2020 and 2019, see Note 4, "Business Combinations," to our consolidated financial statements included in Item 8 of this report.
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
We communicate our sustainability activities and progress across various channels. In February 2021, we issued our inaugural Sustainability Report aligned to the Sustainability Accounting Standards Board framework. A copy of this report can be found at our website. We also have requirements for periodic regulatory reporting to the Environmental Protection Agency ("EPA") and other agencies that are available to the public. We voluntarily provide data to various sustainability reporting organizations, many of which provide subscribers and the public with their rankings or scorecards of companies based on a combination of public and private information. We utilize these formal reporting platforms to inform customers and other stakeholders of our sustainability efforts and we have been pleased to see our efforts to improve the reporting of our sustainable business practices reflected in improved scores from various rating organizations. The improvement in our scores/ranking has been significant over the past few years. For example, in 2021 we received a bronze rating from EcoVadis, a rating agency specialized in assessing environmental performance and corporate social responsibility. We have also improved each of the Environmental, Social and Governance scores that the Institutional Shareholder Services Inc. ("ISS") publishes. As of the end of 2021, our ISS Social score has improved eight points since 2018, with the ISS Governance and ISS Environmental scores improving two and three points, respectively. While we are proud of the improvements in third-party scoring and rankings, the focus of our program is on tangible improvements that positively impact the environment, our community and our employees. Our overall sustainability program expands our commitment beyond our services and products to include our operations, employees and community. The program focuses on the following key elements:
Health and Safety
As noted above, Health and Safety is our #1 core value and as such is at the forefront of our sustainability program. Safety is not just the hallmark of our Company but is also at the heart of what we provide to customers. Our programs and procedures focus on delivering services with unparalleled safety to our employees, our customers, local communities and other key stakeholders. Seven of our U.S. sites have been recognized by the U.S. Occupational Safety & Health Administration’s Voluntary Protection Program ("VPP") for their effective safety management systems and low injury and illness rates. To put this accomplishment in context, less than 0.1% of the eight million U.S. workplaces have earned this elite VPP recognition.
Human Rights
We are committed to fundamental human rights principles and we have a comprehensive Humans Rights Policy to formalize the standards to which we hold ourselves and others accountable. Respect for human rights is essential to our interactions with employees, customers, shareholders and the public at large.
Operations/ Customer Solutions
Technologies and operational improvements have allowed Clean Harbors to develop initiatives that focus on minimizing the Company’s and our customers’ impact on the environment. As a leading provider of environmental and industrial services throughout North America, we help our customers prevent the release of chemicals and hazardous waste streams into the environment. We also are the leading service provider in the recovery and decontamination of pollutants that have been released. This includes the safe destruction or disposal of hazardous materials in a manner that ensures these materials are no longer a danger to the environment. As an example, to provide an efficient and safe alternative for hazardous waste disposal, Clean Harbors developed and built an incinerator at our El Dorado facility which uses world-class air emissions control technology that meets the most stringent emissions standards under the U.S. Clean Air Act. In 2021, we commenced the permitting and planning for a new hazardous waste incinerator at our Kimball, Nebraska facility, which will also be built to these high standards.
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
Our Safety-Kleen OilPlus® Program, unique to the oil industry, is designed to help companies manage their oil needs in a more sustainable way. By collecting used motor oil from customers and delivering new re-refined oil products, customers are implementing a closed-loop process for sustainability in the oil industry. Environmental regulations prohibit the disposal of oil in sewers or landfills as improper disposal can lead to widespread environmental problems. Our re-refining process extends the life of crude oil resources, reduces the likelihood of improper oil disposal and is energy efficient as, per the Department of Energy, it can take less energy to recycle used oil than to create new lubricating oil from virgin crude oil. As our customers respond to the consumer and investor focus on environmental and socially responsible practices, we expect that the use of our re-refined oil products will be one component of their ESG story.
We deploy our fleet of trucks, tankers, rail-cars and barges to collect used oil. In 2021, we gathered more than 226 million gallons of used oil in North America and our state-of-the-art processes enable us to fully realize oils' remarkable capacity to be recycled, re-refined and reused. Our plants have re-refined more than 4.1 billion gallons of used oil since their opening, allowing such oils to have a second life as high quality recycled lubricants and avoiding an estimated 32.1 million metric tons of greenhouse gases. This closed loop process, for oil and other sustainable lubricant products, is the main focus of our new Safety-Kleen Sustainability Solutions segment.
Clean Harbors instills sustainability within its operations through continuous improvements and well-defined strategic initiatives that show the highest positive impact on the environment, the communities and the economy in which we work and live. Our assets represent one of our largest opportunities to apply environmentally sustainable business practices. Our Asset Refurbishment Program is a comprehensive effort to rebuild key vehicles to "like new" quality while reusing or recycling as much of the material as possible. Our goal every year is to refurbish approximately 100 highly technical vehicles used in our operations, like vacuum trucks, industrial air movers and waste oil trucks. We also have a field repair/refurbishment program for our parts washers. In 2021, we repaired or refurbished approximately 8,500 parts washers in the field, saving transportation to our refurbishment facility. Parts washers that required repairs or refurbishment beyond what could be accomplished in the field were returned to our refurbishment facility. We were able to recondition the majority of these machines and salvaged the components from any machines that were beyond reconditioning. These operations at our refurbishment facility avoid disposing of about 500 tons of metals and plastics annually.
Environmental Commitment
One of the Company’s sustainability goals is to contribute to a cleaner environment by maximizing energy and water conservation across our organization. Energy usage at our facilities is the focus of our Facility Energy Conservation program, which provides ongoing oversight and recommendations to our facilities to help support their electricity management efforts. We continue to evaluate solar energy as a viable option for our facilities and have built solar arrays at select sites for their ongoing energy needs.
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
As part of our commitment to protecting the environment, we have made the conscious decision to reduce our water usage. In 2022, we will improve our water usage as part of our commitment to baseline key environmental metrics while planning for quantifiable reductions in the future.
All of these items above exemplify how we, as a company, are working to minimize our footprint on the environment; however, our environmental commitment extends beyond our internal focus to how we can help other companies minimize their environmental footprint and achieve their sustainability goals. The core of our operations is to provide our customers with environmentally responsible solutions, whether they be our commitment to environmentally conscious services and waste disposal or our re-refined oil offerings.
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
Community Engagement
Clean Harbors believes that by staying engaged with our customers, communities and other stakeholders, we can contribute to the long-term health of the environment, society and the economy. We are dedicated to being a good neighbor in the communities in which we work. We develop partnerships with key environmental programs to build awareness, while fostering more sustainable business practices. One of our most highly visible public programs for various government and community entities is known as our Household Hazardous Waste service line. Communities trust us to collect paints, solvents, batteries, fluorescent lamps, pesticides, cleaners and other hazardous materials that otherwise might be improperly disposed of or become dangerous to the communities where they are stored.
Our commitment and our business go hand in hand as we work to provide services and products that complement our customers' sustainability plans and hold ourselves and others accountable to environmental, social and corporate governance standards and best practices.
Competitive Strengths
•Leading Provider of Environmental and Industrial Services - We are a leading provider of environmental and industrial services which provide solutions that help our customers protect the environment. We own nine commercial hazardous waste incinerators, making us the largest operator of such facilities in North America. We are also one of the few industrial services companies with national footprints in both the U.S. and Canada. We have a highly skilled workforce that is trained to safely respond to customer needs across a variety of service lines. We provide multi-faceted, high-quality services to a broad mix of customers. Our vast capabilities, valuable and unique assets, skilled workforce, safety profile and breadth of services as well as our overall size, scale and geographic locations help us attract customers and provide environmentally responsible solutions for our customers.
•Integrated Network of Assets - We believe we operate, in the aggregate, the largest number of commercial hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. We also have a significant fleet across a vast transportation network throughout the U.S. and Canada. Our broad service network enables us to effectively handle a waste stream from its origin through disposal and to efficiently internalize our waste streams and transportation to reduce costs. Our size allows us to leverage our network and increase our profit margins as we can internalize a greater volume of waste in our incinerators, landfills and other disposal facilities. Furthermore, these assets are very difficult to duplicate because, in addition to sizable required capital investments, significant permitting and regulatory approvals would need to be obtained in order for new commercial waste disposal sites to come on-line. As such, these high barriers of entry provide increased value to our network.
•Comprehensive Service Capabilities Complementing our Customers Sustainability Goals - Our comprehensive service offerings and product catalog allow us to act as a full service provider of sustainable options for our customers' needs. Not only can our customers rely on Clean Harbors to be part of their sustainability plan, but they can minimize the number of outside vendors utilized and rely on us as "one stop shop" service provider. Our breadth of service offerings creates incremental revenue growth with no one competitor having the portfolio of services that we can provide to our customers. Our workforce is trained to swiftly pivot to fulfill customer needs should markets change or demand shift and our complementary lines of business help keep us steady in turbulent times.
•Largest Collector and Recycler of Used Motor Oil - As the largest re-refiner and recycler of used oil in North America, during 2021 and 2020, we returned approximately 196 million and 166 million gallons, respectively, of new re-refined oil, lubricants and byproducts back into the marketplace. In 2021 and 2020, our re-refining process eliminated more than an estimated 2.1 million and 1.7 million metric tons, respectively, of greenhouse gas ("GHG"). For 2021 alone, the estimated GHG's eliminated as a result of our re-refining process has the net carbon benefit equivalent to growing approximately 35 million trees for 10 years or taking over 457,000 passenger cars off the road for one year.
•Effective Cost Management - In these times of cost increases due to significant inflationary pressures, we have focused our cost management in order to maintain our overall margins. Our significant scale allows us to maintain low costs through standardized compliance procedures and significant purchasing power. Leveraging our investment in technology and our ability to efficiently utilize logistics and transportation, we can economically direct waste streams to the most efficient facility. We also have the ability to use internal resources to transport and process the substantial majority of all hazardous waste that we manage for our customers. In addition, our Safety-Kleen Sustainability Solutions segment results are significantly impacted by the overall market pricing and product mix associated with base and blended oil products. We manage the pricing on our used oil collection services which allow us to effectively manage the profit spreads inherent in our Safety-Kleen Sustainability Solutions business.
•Large and Diversified Customer Base - Our customer portfolio ranges from small companies to Fortune 500 companies and include public and private entities that span multiple industries and business types, including some government entities. This diversification opens opportunities for cross-selling our large portfolio of services and limits our credit exposure to any one customer and potential cyclicality in any one industry. As a percentage of our 2021 revenues, the top ten industries we serviced totaled approximately 79% of revenues and included chemical (16%), general manufacturing (16%), base and blended oils (9%), refineries (9%), automotive (8%), government (6%), utilities (5%), transportation (4%), retail (3%) and construction (3%).

•Stable and Recurring Revenue Base - We have long-standing relationships with our large customers, many of whom have worked with our Company for decades. We will also benefit from the long-standing customer relationships that HydroChemPSC will bring to our business, including many instances where HydroChemPSC operations are embedded in a customer facility (insite locations). Our diversified customer base provides stable and recurring revenues, as a significant portion of our revenues are derived from previously served customers with recurring needs for our services. In addition, there can be a financial burden that accompanies switching hazardous waste disposal providers due to customers' desire to audit disposal facilities prior to their qualification as approved sites and to limit the number of facilities to which their hazardous waste is shipped in order to reduce potential liability under United States and Canadian environmental laws and regulations. We have been selected as an approved vendor by large and small generators of waste because we possess comprehensive collection, recycling, treatment, transportation, disposal and hazardous waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis.
•Regulatory Compliance - We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. Companies that rely on in-house disposal may find the current regulatory requirements to be too capital intensive or complicated, and may choose to outsource many of their hazardous waste disposal needs.
•Proven and Experienced Management Team - Our executive management team provides depth and continuity. Our executive officers collectively have over 200 years of experience and expertise in the environmental and industrial services industries. Our Chief Executive Officer founded our Company in 1980 and, since the Company's formation, has served as both the Chief Executive Officer and Chairman of the Board. This team has the depth of knowledge of both the industry and our operations to be able to quickly pivot in times of change and identify and respond to new market demands.
Operations
Environmental Services
Our Environmental Services business offers an array of services to customers. We collect, transport, treat and dispose of hazardous and non-hazardous waste, including resource recovery, physical treatment, fuel blending, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management and CleanPack® services. Our CleanPack® services include the collection, identification, categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous waste. We perform a wide range of industrial maintenance and specialty industrial services and utilize specialty equipment and resources to perform field services at any chosen location on a planned or emergency response basis. We also collect containerized waste and provide parts washer and vacuum services to small quantity generators of hazardous waste. All of these services are designed to protect the environment and address environmental related challenges through the use of innovation and the latest technologies. We provide customers with sustainable solutions that seek to recycle waste materials whenever possible.
Technical Services
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
We recycle, treat and dispose of hazardous and non-hazardous industrial waste. The waste handled includes substances which are classified as "hazardous" because of their corrosive, ignitable, infectious, reactive or toxic properties and other substances subject to federal, state and provincial environmental regulation. We provide final treatment and disposal services designed to manage waste which cannot be otherwise economically recycled or reused. The waste that we handle comes in solid, sludge, liquid and gas form.
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
As of December 31, 2021, we had nine active incinerators operating in five incinerator facilities that offer a wide range of technological capabilities to customers. In the United States, we operate one fluidized bed thermal oxidation unit for maximum destruction efficiency of hazardous waste with an estimated annual practical capacity of 58,808 tons and three solids and liquids capable incinerator facilities with a combined estimated annual practical capacity of 377,387 tons. We also operate one hazardous waste liquid injection incinerator in Canada with total annual practical capacity of 125,526 tons.
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
As of December 31, 2021, the useful economic lives of our six commercial hazardous waste landfills included approximately 20.3 million cubic yards of remaining capacity. We estimate the useful economic lives of landfills to include permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic life of these landfills, there are approximately 20.9 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this additional capacity will be permitted. As of December 31, 2021, the useful economic life of our non-hazardous industrial landfill included 3.3 million cubic yards of remaining permitted capacity. This facility is located in the United States and has been issued operating permits under Subtitle D of RCRA. Our non-hazardous landfill facility is permitted to accept commercial industrial waste, including waste from demolition and construction.
Another waste disposal outlet in our network of facilities are our TSDFs that collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. These facilities hold special permits, such as Part B permits under the Resource Conservation and Recovery Act ("RCRA") in the United States, which allow them to process, transfer and dispose of waste through various technologies including recycling, incineration, landfill and wastewater treatment depending on each location's permitted and constructed capabilities.
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
Our wastewater treatment facilities process hazardous and non-hazardous waste through use of physical and chemical treatment methods. With the acquisition of HydroChemPSC, we now have ten wastewater treatment facilities that offer or employ a range of wastewater treatment technologies. These facilities treat a broad range of industrial liquid and semi-liquid waste containing heavy metals, organics and suspended solids.

We also provide total project management services in areas such as chemical packing, on-site waste management, remediation, compliance training and emergency spill response, while leveraging Clean Harbors' network of service centers and environmental capabilities. Our household hazardous waste collection services provide municipalities with a partner for the collection and disposal of household paints, solvents, batteries, fluorescent lamps, pesticides, cleaners and other hazardous materials.
Field and Emergency Response Services
Our crews and equipment are dispatched on a planned or emergency basis and perform services such as confined space entry for tank cleaning, site disinfecting, decontamination and disposal, including such work for COVID-19 decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, hydro excavation, manhole/vault clean outs, product recovery and transfer, scarifying and media blasting, vacuum services and water treatment services.
We are also a leader in providing response services for environmental emergencies of any scale from man-made disasters such as oil spills and from natural disasters such as hurricanes.
Industrial Services
We perform industrial cleaning and maintenance services and specialty industrial services at refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and other industrial customers throughout North America.
Our industrial services crews handle services to support ongoing in-plant cleaning and maintenance services on our customers' mission critical equipment and infrastructure. These services include liquid/dry vacuum, hydro-blasting, dewatering and materials processing, leak detection and repair, water and chemical hauling and steam cleaning. We provide a variety of specialized industrial services including plant outage and turnaround services, specialty cleaning services including chemical cleaning and high and ultra-high pressure water cleaning, daylighting, production services and upstream energy services. With the addition of the HydroChemPSC business into our industrial services operations, we expanded our on-site/in-plant service delivery program for industrial services and are focused on the integration of automation, technology and innovation into the industrial services operations.
Safety-Kleen Environmental Core Services
Our Safety-Kleen Environmental branches' core service offerings focus on the small quantity waste generators predominately within the automotive, industrial and retail space. We provide containerized waste, parts-washer and vacuum services to a diverse range of customers including automobile repair shops, car and truck dealers, metal fabricators, machine manufacturers, fleet maintenance shops and other automotive, industrial and retail customers. We provide pickup and transportation of hazardous and non-hazardous containerized waste for recycling or disposal, primarily through the Clean Harbors' network of recycling, treatment and disposal facilities. As the largest provider of parts cleaning services in North America, we offer a complete line of specially designed parts washers to customer locations and then deliver recurring service that includes machine cleaning and maintenance and disposal and replenishment of clean solvent or aqueous fluids. Our vacuum services remove solids, residual oily water and sludge and other fluids from customers' oil/water separators, sumps and collection tanks. We also remove and collect waste fluids found at large and small industrial locations, including metal fabricators, auto maintenance providers and general manufacturers.
Safety-Kleen Sustainability Solutions
Our Safety-Kleen Sustainability Solutions business offerings span the life-cycle of oil and other sustainable lubricant products. Our teams collect used oil which serves as feedstock for our oil re-refineries. In 2021, we collected 226 million gallons of used oil. We can process the used oil collected through our seven re-refineries located in East Chicago, Indiana; Newark, California; Wichita, Kansas; Tacoma, Washington; Fallon, Nevada; Rollinsford, New Hampshire; and Breslau, Ontario.
At our facilities, we manufacture, formulate, package, distribute and market high-quality lubricants that provide our customers with a sustainable solution to their oil demands. The used oil collected is processed or re-refined to convert into a variety of products, mostly base and blended lubricating oils, and much smaller quantities of asphalt-like material, glycols and fuels. One of the primary goals of our Safety-Kleen Sustainability Solutions business is to produce and sell high-quality eco-friendly blended oils, which are created by combining our re-refined base and other base oils with performance additives in accordance with our proprietary formulations and American Petroleum Institute licenses. Our Performance Plus® and EcoPower® family of products are sold to on- and off-road corporate fleets, government entities, automotive service shops and industrial plants, which are serviced through our internal distribution network, as well as an extensive United States and Canada-wide independent distributor network. We also sell unbranded blended oils to distributors that resell them under their private label brands. Our OilPlus® program consists of selling our renewable oil products directly to our end customers. We sell the base oil that we do not blend and sell ourselves to independent blenders/packagers that use it to blend their own branded or private label oils. With 226 million gallons of used oil processed in 2021, we were able to return approximately 196.1 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace helping our customers meet the growing demand for the use of sustainable products in their operations.
The used oil can also be processed into recycled fuel oil, or “RFO,” which is then sold to customers such as asphalt plants, industrial plants, pulp and paper companies. The used oil is also processed into vacuum gas oil which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market.
We also collect and either recycle or dispose of related automotive products including antifreeze and oil filters. We sell automotive and industrial products including antifreeze recycled through our collections above, windshield washer fluid, degreasers, glass and floor cleaners, hand cleaners, absorbents, mats and spill kits.
Seasonality
Our operations may be affected by seasonal fluctuations primarily due to weather and budgetary cycles influencing the timing of customers' spending for products and services. Typically during the first and fourth quarters of each year there is less demand for our oil collection, recycling services and environmental services due to lower customer activity levels resulting from the cold weather, particularly in Canada and the northern and midwestern regions of the United States. As a result, reduced volumes of waste are received at our facilities, higher operating costs are realized due to sub-freezing weather and high levels of snowfall and lower volumes of used oil are generated for our collection. Customer factory closings for year-end holidays can also contribute to reduced waste volumes in our network of facilities during this time. In 2021, for various macroeconomic reasons, the effects of seasonality were not as apparent as they have been in prior years. That said, we do anticipate that we may see these seasonal trends again in the future.
Geographical Information
For the year ended December 31, 2021, we generated $3,271.5 million or 86.0% of our direct revenues in the United States and $534.1 million or 14.0% of our direct revenues in Canada. For the year ended December 31, 2020, we generated $2,706.9 million or 86.1% of our direct revenues in the United States and $437.2 million or 13.9% of our direct revenues in Canada. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 3, "Revenues," and Note 19, "Segment Reporting," respectively, to our consolidated financial statements included in Item 8 of this report.
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
Under federal and state environmental laws in the United States, generators of hazardous waste remain liable for improper disposal of such waste. Although generators may hire various companies that have the proper permits and licenses, because of the generators' potential liability, they are very interested in the reputation and financial strength of the companies they use for the management of their hazardous waste. We believe that our technical proficiency, safety record, customer service oriented culture and overall reputation are important considerations to our customers in selecting and continuing to utilize our services. We also believe that the depth of our recycling, treatment and disposal capabilities, our ability to collect and transport waste materials efficiently and our pricing are additional significant differentiating factors which create an advantage for us in the market for treatment and disposal services.
Competition within our Environmental Services segment varies by locality and type of service rendered. For our landfill and waste services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe the availability of skilled, technical and professional personnel, quality of performance, diversity of services, safety record, quality of assets and use of current technologies, as well as price, are the key competitive factors in this service industry. For our industrial, field emergency response and Safety-Kleen branches' core services, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer similar services. Envirosystems and Heritage-Crystal Clean in the United States, and CEDA International Corporation and Secure Energy Services in Canada, are the principal national firms with which we compete for this work. There are also several regional and local firms with which we compete. Each of these competitors is able to provide one or more of the industrial and field services we offer. We believe the availability of specialized equipment and latest technologies, skilled, technical, and professional personnel, quality of performance, diversity of services, safety record and price are the key competitive factors in this industry.
For our Safety-Kleen Sustainability Solutions segment, competitors vary by locality and by type of services rendered, with competition coming from Heritage-Crystal Clean, along with many regional and local firms. We believe that geographic coverage, pricing and breadth of services and products, including our ability to produce high quality sustainable lubricants from the used motor oil we collected, are key competitive factors in this industry. With our Safety-Kleen Oil Plus® closed loop offering, we are competing in certain markets with other North American lubricant distributors.
The principal methods of competition for all of our services and products are quality, price, reliability of service rendered or products sold and technical proficiency. We believe that we offer a more comprehensive range of environmental and industrial services than our competitors in major portions of the United States and Canada.
Human Capital
As of December 31, 2021, we employed approximately 18,300 active full-time employees, of which 1,460 in the United States and 558 in Canada were represented by labor unions. In response to the needs of our business, we also employ temporary and part time employees. As of December 31, 2021, the total of all active employees was approximately 19,100, including over 3,600 previous HydroChemPSC employees.
Our human capital objectives focus on the health and safety of our employees, employee development and training and compensation and benefits. Key metrics that management uses to measure these objectives include TRIR, voluntary turnover rates and time to job ready, all of which are monitored at all levels of the organization. We believe that our relationship with our employees is positive and we engage with our employees through periodic employee engagement surveys, and other mechanisms, to continue the development of these relationships. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and trained environmental, health and safety staff. We continually strive to invest in our employees through training programs, including training specifically aimed at workplace safety and cyber-security. We provide the training and licensing necessary to maintain a skilled and experienced workforce. We also provide competitive compensation and benefit programs, including matching employee contributions towards retirement savings plans and covering annual healthcare cost increases.
Resources
We have invested significantly in the development of proprietary technologies and also to establish and maintain an extensive knowledge of leading technologies. The acquisition of HydroChemPSC increased this portfolio of leading technologies and innovation, specifically in the industrial services business. We incorporate these technologies into the services we offer and provide to our customers to enhance the service, reduce the time and/or increase the safety of such services. For example, our internally developed proprietary software system, Waste Information Network, electronically tracks each step taken by any particular load of waste in our business, allowing customers assurance and transparency into their waste disposal.
As of December 31, 2021, we held a total of 55 U.S. and 18 foreign issued or granted patents (which will expire between 2022 and 2031), one foreign and three U.S. pending patent applications and 108 U.S. and 57 foreign trademark registrations. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
We must obtain and maintain permits and licenses for transportation and industrial needs in both Environmental Services and Safety-Kleen Sustainability Solutions. We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. These permits and licenses are material to our business operations. Such permits are difficult to obtain and, in many instances, extensive studies, tests and public hearings are required before the approvals can be issued. Our compliance programs are paramount in maintaining these permits and licenses as well.
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
Operators of hazardous waste handling and certain other permitted facilities are required by federal, state, provincial and local regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure would include the cost of removing the waste stored at a facility which ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. As of December 31, 2021, our total estimated closure and post-closure costs requiring financial assurance by regulators were $502.4 million for our U.S. facilities and $57.4 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds and insurance from qualified insurance companies.
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
We are constantly monitoring the regulatory environment which is often influenced by changes in leadership at the federal, state, provincial and local levels. We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. We cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect our operations.
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
The Clean Air Act.    The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of hazardous air pollutants, such as vinyl chloride or air criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which (i) control emissions of 188 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.
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
Some states regulate other aspects of our operations, as well. For example, Delaware and New York have set strict regulations regarding the level of volatile organic compounds in parts washer solvents. We endeavor to be and remain in compliance with all applicable state regulations.
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
Regulations by the International Maritime Organization ("IMO") primarily impact shipping businesses, and we continue to monitor the impact of the new IMO regulation for a 0.50% global sulphur cap for marine fuels which began on January 1, 2020 (known as "IMO 2020"). Under the new global cap, ships that traverse the oceans are required to use marine fuels with a sulphur content of no more than 0.50% sulphur, versus the previous cap of 3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet. The shipping industry is the last major transportation sector to utilize fuel with high levels of sulfur, which is the reason the IMO pushed the industry to more closely align with other transport sectors for pollution reduction.
Given the disruption to global economies and supply chains, the marine shipping industry, and oil related commodity prices stemming from the COVID-19 pandemic, there are several variables around this regulatory change whereby the impacts of such changes still remain unclear. In particular this lack of clarity applies to our expectation of a significant increase in demand for a broad range of low sulfur distillates including diesel, marine gas oil, marine diesel oil and vacuum gas oil. However, it does seem clear that IMO 2020 has shifted the supply/demand balance for used motor oil, creating a surplus in the market that has materially reduced its value, although the exact amount remains unclear due to other factors affecting used oil markets. We will continue to monitor the impact of IMO 2020 on our business as markets return to more ‘normal’ conditions.
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
As further discussed in Note 9, "Closure and Post-Closure Liabilities," and Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report, we have accrued environmental liabilities as of

December 31, 2021, of $211.0 million. For the years ended December 31, 2021, 2020 and 2019, we spent $15.5 million, $12.4 million and $18.7 million, respectively, to address environmental liabilities.
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
OPERATIONAL RISKS
Our businesses are subject to operational and safety risks.
Providing our suite of services to our customers and operating our facilities involves risks such as equipment defects, malfunctions and failures and natural or man-made disasters, which could potentially result in releases of hazardous materials, damage to or total loss of our property or assets, injury or death of our employees, subcontractors or others or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees and subcontractors, when necessary, often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers. While we seek to minimize our exposure to such risks primarily through (i) comprehensive training programs, (ii) utilizing proper equipment and the latest technologies, (iii) our Environmental Compliance Internal Audit Program, (iv) vehicle and equipment maintenance programs, (v) subcontracting with reputable third-parties (vi) industrial control systems and (vii) insurance, such actions and insurance may not be adequate to cover all of our potential liabilities which could negatively impact our results of operations and cash flows.
Our operations are increasingly dependent upon technology. Failure of these technologies, failure to upgrade or innovate these technologies or failure to identify and develop new technologies could have an adverse impact on our results.
Our information technology systems are critical to our operations, customer experience and financial reporting. Malfunctions of these technologies, including disruptions due to natural or man-made disasters (e.g., terrorism or cyber intrusion), could interrupt operations, create incremental operational and safety risks such as those noted above or negatively impact our service to our customers and hurt our business reputation. System failures could also impede our ability to collect and report financial results timely or comply with regulations associated with our operations.
In addition to the operational and safety risk mitigation procedures noted above, identification of new and emerging technologies may be a risk and an opportunity to our business. Research and development of new technologies may require significant spending which may negatively impact our operating results and cash flows. Failure to innovate and focus on new technologies that provide superior alternatives to traditional environmental services, waste disposal or oil collection and re-refining service offerings may negatively impact our financial results.
A cyber security incident could negatively impact our business and our relationships with customers.
We use technology in substantially all aspects of our business operations. Mobile devices and other online technologies connect our employees to our customers and our networks. Such uses give rise to cyber security risks, including security breach, espionage, system disruption, theft, disruption of our business operations, remediation costs for repairs of system damage and inadvertent release of information. Our business involves operational technology integral to our day to day business and the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property including, but not limited to, private information about employees and financial and strategic information about our Company and our business partners. Furthermore, as we pursue our strategy to grow through acquisitions and new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cyber security risk.
If we fail to assess and identify current cyber security risks and those associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. We have implemented measures to prevent security breaches and cyber incidents, including the establishment of processes, procedures and systems focused on response readiness, planning, disaster recovery and business continuity. Despite these best efforts, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our operational technology, information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, damage to our assets, brand reputational damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, which could have a material adverse effect on our financial position, results of operations or cash flows. Like many companies, we have experienced third party attacks on our computer systems which resulted in some business disruption while we responded, but we believe that no such attack has resulted in any material disruptions or had any of the other material adverse consequences described above in this paragraph. Furthermore, while we maintain what we believe is sufficient insurance coverage that may (subject to certain policy terms and conditions, including deductibles) cover certain aspects of third-party security and cyber-security risks and business interruption, our insurance coverage may not always cover all our costs or losses.
Natural disasters or other catastrophic events, including pandemics and their residual macroeconomic effects, could negatively affect our business, financial condition and results of operations.
Natural disasters such as hurricanes, tornados or earthquakes or other catastrophic events including public health threats or outbreaks of communicable diseases such as the COVID-19 pandemic could negatively affect our operations and financial performance. The direct and indirect impact of such events could include physical damage to one or more of our facilities or equipment, the temporary lack of an adequate workforce in a market and the temporary disruption in rail or truck transportation services upon which we rely. These events could prevent or delay shipments from suppliers or to customers and reduce both volumes and revenue. Residual and lingering macroeconomic effects from such events could continue to impact our supply chain, distribution network and/or work force via longer disruptions or increased costs. These impacts could have a material effect on our business, financial condition and results of operations.
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
INDUSTRY RISKS
The hazardous waste management business is subject to significant environmental liabilities.
    We have accrued environmental liabilities valued as of December 31, 2021 at $211.0 million, substantially all of which we assumed in connection with certain acquisitions. We calculate our environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the amount of such liabilities and the timing when we project that we will be required to pay them. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. However, events not now anticipated (including future changes in environmental laws and regulations or their enforcement) could require that such payments be made earlier or in greater amounts than we now estimate, which could adversely affect our financial condition, results of operations and cash flows.

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
The hazardous waste management industry is subject to significant economic and business risks.
The future operating results may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of intense price competition, maintain or increase market share in an industry which has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, collect incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of our facilities, minimize downtime and disruptions of operations and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as chemical and petrochemical. If those cyclical industries slow significantly, the business that we receive from them would likely decrease.
A significant portion of our business depends upon the demand for cleanup of major spills and other remedial projects and regulatory developments over which we have no control.
Our operations, specifically within the Environmental Services segment, can be affected by the commencement and completion of cleanup of major spills and other events, customers' decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services and changes in the myriad of government regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter, and past financial results for certain quarters may not be a reliable indicator of future results for comparable quarters in subsequent years.
Reductions in the demand for oil products and automotive services in the markets we serve may negatively affect certain of our businesses.
Our operations, predominately within the Safety-Kleen Sustainability Solutions segment, involve collecting used oil, re-refining a portion of such used oil into base and blended lubricating oils and then selling both base and blended oil products to customers. Reduced demand for oil products, whether temporary due to market conditions or a lasting long-term trend, may also lower demand for our services of collecting used oil and, in turn, reduce our feedstock oil volumes for processing through our re-refineries. There are significant fixed costs associated with operating our re-refinery facilities and should production volumes at these facilities decrease, our results of operations and profitability may be materially impacted.
Other businesses, including the Safety-Kleen branches' core service offerings of containerized waste collection services, parts washer services and vacuum services, are inextricably connected to the automotive industry. Miles driven and routine automotive maintenance, along with other automotive industry trends, impact demand for parts-washer services, containerized waste collections and vacuum services. Declines in this industry, whether temporary or a lasting trend, may reduce the demand for these core service offerings which may adversely impact our financial results.
LEGAL, ENVIRONMENTAL AND REGULATORY COMPLIANCE RISKS
Our businesses are subject to numerous statutory and regulatory requirements, which may increase in the future.
Our businesses are subject to numerous statutory and regulatory requirements. Our ability to continue to hold licenses and permits required for our businesses is subject to maintaining satisfactory compliance with such requirements. We may incur significant costs to maintain compliance. Our ability to obtain modifications to our permits or obtain permits to expand our facilities may be met with resistance, substantial statutory or regulatory requirements or may be too costly to achieve. These requirements may cause us to postpone or cancel our plans. Future statutory and regulatory requirements, including any legislation focused on combating climate change, may require significant cost to comply or may require changes to our products or services.

Regulators, in addition to investors, customers and the public in general, have been increasingly focused on Environmental, Social and Governance and cyber-security practices of companies. We may be subject to additional regulations and disclosure requirements in the future arising from the increased focus on ESG and cyber-security responsibility. In addition, customers may require us to implement or report on certain ESG responsible procedures or standards to continue doing business with us.
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
The extensive environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to operate and expand our facilities.
Our operations and those of others in the environmental services industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanup of soil and groundwater contamination. In particular, if we fail to comply with government regulations governing the transport, handling and disposal of hazardous materials, such failure could negatively impact our ability to collect, process and ultimately dispose of hazardous waste generated by our customers. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of regulated materials and related natural resource damages. The landscape of environmental regulation to which we are subject can change. Changes to environmental regulation often present new business opportunities for us; however, such changes may also result in increased operating and compliance costs or, in more significant cases, changes to how our facilities are able to operate. We constantly monitor the landscape of environmental regulation; however, our ability to navigate through any changes to such regulations may result in a material effect on our operations, cash flows or financial condition.
From time to time, fines and/or penalties have been levied upon the Company in government environmental enforcement proceedings. Such fines typically have related to our waste treatment, storage and disposal operations. Although none of these fines or penalties that we have paid in the past have had a material adverse effect upon us, future fines and penalties may be more substantial. Further, in the future we may be required to make substantial capital expenditures as a result of government proceedings which would have a negative impact on our financial condition and results of operations. Regulators also have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment and vehicles based on, among other factors, our compliance record, and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material impact on our financial results. Although we have never had any of our facilities' operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.
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
Environmental laws and regulations have adversely affected and may adversely affect parts cleaning and other solvent related services.
In connection with its parts cleaning and other solvent related services, we have been subject to fines and certain orders requiring us to take environmental remedial action. Recent and potential changes in environmental laws and regulations may also adversely affect future parts cleaning and other solvent related services. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require a modification or curtailment of our parts cleaning operations or replacement or upgrading our facilities or equipment at substantial cost, which we may not be able to pass on to our customers, and we may choose to indemnify our customers from any fines or penalties they may incur as a result of these new laws and regulations. On the other hand, in some cases if new laws and regulations are less stringent, our customers or competitors may be able to manage waste more effectively themselves, which could decrease the demand for parts cleaning and other solvent related services or increase competition, which could adversely affect the results of operations, most predominately within the Environmental Services segment.
We are subject to existing and potential product liability lawsuits relating to the parts washer services.
Clean Harbors, through its Safety-Kleen branded operations within the Environmental Services Segment, from time to time has been named as a defendant in product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2021, the Company was involved in approximately 61 such proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvents used in the parts cleaning equipment contain contaminants or that the solvent recycling process does not effectively remove the contaminants that become entrained in the solvents during their use. In addition, certain claimants assert that the Company failed to adequately warn the product user of potential risks, including a historic failure to warn that such solvents contain trace amounts of toxic or hazardous substances such as benzene.
We maintain insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), though this insurance may not provide coverage for potential awards of punitive damages. Although we have vigorously defended and will continue to vigorously defend the Company and the safety of its products against all of these claims, these lawsuits are subject to many uncertainties and outcomes cannot be predicted with assurance. We may also be named in additional product liability lawsuits in the future, including claims for which insurance coverage may not be available. If any one or more of these lawsuits were decided unfavorably and the plaintiffs were awarded punitive damages, or if insurance coverage were not available for any such claim, our financial condition and results of operations could be materially and adversely affected. Additionally, if any one or more of these lawsuits were decided unfavorably, such outcome may encourage more lawsuits against us.
STRATEGIC TRANSACTION RISKS
Failure to correctly identify strategic acquisitions and divestitures could adversely impact our future results.
We continuously evaluate potential acquisition candidates and from time to time acquire companies that we believe will strategically fit into our business and growth objectives. If we are unable to successfully identify, integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results. We also continually review our portfolio of assets to determine the extent to which assets or groups of assets are contributing to our objectives and growth strategy. When we decide to sell a business or specific asset group, we may be unable to do so on satisfactory terms and within our anticipated time frame.
If we are unable to successfully integrate the business and operations of HydroChemPSC and realize synergies in the expected time frame, our future results could be adversely affected.
On October 8, 2021, we completed the previously announced acquisition of HydroChemPSC for a cash purchase price of $1.23 billion. Much of the potential benefit of the acquisition will depend on our integration of the business and operations of the acquired company into our business and operations through implementation of appropriate management and financial reporting systems and controls. We may experience difficulties in such integration, and the integration process may be costly and time-consuming. Such integration will require the focused attention of both Clean Harbors' and HydroChemPSC's management teams, including a significant commitment of their time and resources, which could have a material impact on the revenues and operating results of the combined company. The success of the acquisition will depend, in part, on the combined company's ability to realize the anticipated benefits from combining the businesses of Clean Harbors and the acquired businesses through cost reductions in overhead, greater efficiencies, cross-selling opportunities, increased utilization of support facilities and the adoption of mutual best practices. To realize these anticipated benefits, however, the businesses of Clean Harbors and HydroChemPSC must be successfully combined.
If the combined company is not able to achieve these objectives, the anticipated benefits to us of the acquisition may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration processes could result in the loss of key employees, as well as the disruption of each company's ongoing businesses, failure to implement the business plan for the combined company, unanticipated issues in integrating operating, logistics, information, communications and other systems, unanticipated changes in applicable laws and regulations, operating risks inherent in our business or inconsistencies in standards, controls, procedures and policies or other unanticipated issues, expenses and liabilities, any or all of which could adversely affect our ability to maintain relationships with our and HydroChemPSC's' customers and employees or to achieve the anticipated benefits of the acquisition.
Our acquisition of HydroChemPSC and any future acquisitions of companies may expose us to unknown liabilities.
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
INSURANCE, ACCOUNTING AND TAX RELATED RISKS
If we become unable to obtain, at reasonable cost, the insurance, surety bonds, letters of credit and other forms of financial assurance required for our facilities and operations, our business and results of operations would be adversely affected.
We are required to provide substantial amounts of financial assurance to government agencies for closure and post-closure care of our licensed hazardous waste treatment facilities and certain other permitted facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain customer projects. As of December 31, 2021, our total estimated closure and post-closure costs requiring financial assurance by regulators were $502.4 million for our U.S. facilities and $57.4 million for our Canadian facilities. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds and insurance from qualified insurance companies. The financial assurance related to closure and post-closure obligations of our U.S. and Canadian facilities will renew at various dates throughout 2022.
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
As a result of a number of catastrophic weather and other events, insurance companies have incurred substantial losses and in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions and/or have substantially increased the cost of such coverage. If this trend continues, we may not be able to maintain insurance of the types and coverage we desire at reasonable rates or we may need to take on higher deductibles to obtain such coverage. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Higher deductibles could result in more volatility in our results of operations as well. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks for which we are to some extent self-insured (property, workers' compensation, employee medical, comprehensive general liability and vehicle liability) may exceed our recorded reserves, which could negatively impact future earnings.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. Dollar. In particular, we recorded approximately 14.0% of our fiscal 2021 direct revenues in Canada. Because our consolidated financial statements are presented in U.S. Dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. Dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. Dollar against other currencies in countries where we operate affect our results of operations and the value of balance sheet items denominated in foreign currencies.
Certain adverse conditions have required, and future conditions might require, us to make substantial write-downs in our assets, which have adversely affected or would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit or indefinite lived intangible may exceed its fair value. During each of 2021, 2020 and 2019, we determined that no asset write-downs were required. However, if conditions in any of the businesses in which we operate were to deteriorate, we could determine that certain of our assets are impaired and we would then be required to write-off all or a portion of the value of such assets. Any significant write-offs would adversely affect our balance sheet and results of operations.
DEBT AND FINANCING RELATED RISKS
Our substantial levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2021, we had outstanding $845.0 million of senior unsecured notes, $1,719.6 million of senior secured term loans, and $138.6 million of letters of credit. Our substantial levels of outstanding debt and letters of credit may:
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

•subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including interest on $1,369.6 million of our $1,719.6 million senior secured term loans for which, as of December 31, 2021, we do not have interest rate hedges and borrowings (if any) under our revolving credit facility;
•increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and
•limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.
Our ability to make scheduled payments of principal or interest with respect to our debt, including our outstanding senior unsecured notes, our senior secured term loans, any revolving loans and our finance leases, and to pay fee obligations with respect to our letters of credit, will depend on our ability to generate cash and our future financial results. If we were unable to generate sufficient cash flow from operations in the future to service our debt and letter of credit fee obligations, we might be required to refinance all or a portion of our existing debt and letter of credit facilities or to obtain new or additional such facilities. However, we might not be able to obtain any such new or additional facilities on favorable terms or at all.
Despite our substantial levels of outstanding debt and letters of credit, we could incur substantially more debt and letter of credit obligations in the future.
Although our revolving credit agreement and the indenture and loan agreement governing our other outstanding debt contain restrictions on the incurrence of additional debt (including, for this purpose, reimbursement obligations under outstanding letters of credit), these restrictions are subject to a number of qualifications and exceptions and the additional debt which we might incur in the future in compliance with these restrictions could be substantial. In particular, as of December 31, 2021, we had up to approximately $261.4 million available for additional borrowings and letters of credit under our revolving credit facility. Our revolving credit agreement and the indenture and loan agreement governing our other outstanding debt also allow us to borrow significant amounts of money from other sources. These restrictions also do not prevent us from incurring obligations (such as operating leases) that do not constitute “debt” or “indebtedness” as defined in the relevant agreements. To the extent we incur in the future additional debt and letter of credit or other obligations, the related risks would increase.
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
COMMON STOCK RELATED RISKS
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
We have a network of more than 540 service locations across all 50 states, nine Canadian provinces, Puerto Rico and Mexico. Those service locations include service centers, satellite locations, branches, active hazardous waste management properties and oil processing facilities. Some of our properties offer multiple capabilities. The following sets forth certain information as of December 31, 2021 regarding our properties.
Service Centers, Satellite Locations and Branches
We have approximately 406 service centers, satellite locations and branches throughout the United States and Canada which serve as principal sales and service centers from which we provide our environmental and industrial services and our containerized waste and parts cleaning services for our Environmental Services business as well as oil collection and product sales locations for our Safety-Kleen Sustainability Solutions business.
Active Hazardous Waste Management Properties
Incinerator Facilities.    We own and operate five incinerator facilities that have a total of nine incinerators with 561,721 tons of total practical capacity and an overall average utilization rate for 2021 of 85.0%. Our practical capacity is not based on a theoretical 24-hour, seven-day operation, but rather is determined as the production level at which our incinerators can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of product. Capacity utilization is calculated by dividing actual production tons by practical capacity at each incinerator. The following table summarizes the practical capacity and utilization for each incinerator for the year ended December 31, 2021:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2021
Arkansas	3	145,072	94.5%
Nebraska	1	58,808	79.1%
Utah	1	66,815	78.0%
Texas	3	165,500	82.7%
Ontario, Canada	1	125,526	83.4%
	9	561,721	85.0%
Our incinerators offer a wide range of technological capabilities to customers through this network. In the United States, we provide incineration through one fluidized bed thermal oxidation unit and three solids and liquids-capable incinerator facilities and we operate one active hazardous waste liquid injection incinerator in Canada.
Commercial and Non-Commercial Landfills.    In the United States and Canada, we operate seven commercial landfills with approximately 23.6 million cubic yards of remaining highly probable airspace. Six of our commercial landfills are designed and permitted for the disposal of hazardous waste and one landfill is operated for nonhazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate two non-commercial landfills that only accept waste from our on-site incinerators. We are in the process of closing two commercial landfills, Altair and Westmorland. These landfills are excluded from the landfill counts above. See "Landfill Accounting" within Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
Wastewater Treatment Facilities.    We operate a total of ten facilities, of which eight are owned and two are leased, that offer a range of wastewater treatment technologies and services. One of these locations was acquired as part of the HydroChemPSC acquisition. Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying and non-hazardous wastewater treatment.
Treatment, Storage and Disposal Facilities.    We operate 26 TSDFs, of which 24 are owned and two are leased, in the United States and Canada. Our TSDFs facilitate the movement of materials among our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for waste transport, together with drivers trained in transportation and waste handling procedures, provide for the movement of customer waste streams.
Other Hazardous Waste Management Properties.    We own two facilities specializing in solvent recovery management. We also own one autoclave facility specifically designed to treat medical waste.
Oil Processing, Blending and Packaging Facilities
Oil Terminals.    We operate a total of 75 oil terminals, of which 46 are owned and 29 are leased, which collect or process used oil prior to delivery to our re-refineries or distribution as recycled fuel oil.
Oil Recycling and Re-refining Facilities.    We own seven oil re-refineries, six in the United States and one in Canada. With nearly 226.0 million gallons of used oil processed annually, we were able to return 196.1 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace in 2021.
Oil Packaging and Blending Facilities.    We operate a total of five oil packaging and blending facilities, of which three are owned and two are leased.
ITEM 3.    LEGAL PROCEEDINGS
See Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report for a description of legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol CLH. On February 16, 2022, there were 255 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street name" accounts through brokers or banks. On our last record date, approximately 31,000 additional stockholders beneficially held shares in street name accounts.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
October 1, 2021 through October 31, 2021	981	$107.41	—	$161,442
November 1, 2021 through November 30, 2021	57,982	108.00	55,716	155,442
December 1, 2021 through December 31, 2021	30,956	98.73	—	155,442
Total	89,919		55,716
_____________________
(1)    Includes 34,203 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted shares granted under our long-term equity incentive programs.
(2)    The average price paid per share of common stock repurchased under our stock repurchase program includes commissions paid to the brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended December 31, 2021, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases will also be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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
The values illustrated assume reinvestment of dividends on the ex-dividend date and compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2016, when our common stock closed at $55.65 per share. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.
NOTE: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6.    RESERVED
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
During the first quarter of 2021, we reorganized our Safety-Kleen business. The collection services for waste oil, used oil filters, antifreeze and related items as well as bulk blended oil sales operations were combined with the Safety-Kleen Oil business to form the Safety-Kleen Sustainability Solutions business. Under this structure, Safety-Kleen Sustainability Solutions operations focus on the life-cycle of oil, from the used oil collection services through the ultimate sale and delivery of base and blended oils so that we can more directly manage both sides of the spread in our re-refinery business. We expect this change to drive additional growth in our sustainable lubricant products and related services.
Concurrently with this change, we consolidated Safety-Kleen branch core offerings, including containerized waste, parts washer and vacuum services, into the legacy Clean Harbors Environmental Services sales and service operations. We expect this change to foster enhanced cross-selling opportunities within the environmental businesses and increase market presence with small quantity generators of hazardous waste.
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed to conform to this new operating structure of the business and we reevaluated the identification of our operating segments. In accordance with ASC 280, Segment Reporting, Environmental Services and Safety-Kleen Sustainability Solutions are the Company's operating segments and reportable segments starting in the first quarter of 2021, with the operations not managed through these operating segments described above continuing to be recorded as Corporate Items. Segment financial information has been retrospectively adjusted to reflect these changes for all periods presented herein.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, as reconciled to our net income and described more fully below. Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add back stock-based compensation, a non-cash item, to other charges which are added back to net income determined in accordance with generally accepted accounting principles ("GAAP"). See Adjusted EBITDA section below for additional details regarding this change and our considerations of this metric. All prior period amounts have been recast to conform to this presentation.
The following is a discussion of how management evaluates its segments including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for waste services, waste volumes generated by such services and project work for which waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required. As a result of the Coronavirus ("COVID-19") pandemic, the business has seen increased demand for response services relative to contagion disinfection, decontamination and disposal. With the addition of the Safety-Kleen branches' core service offerings, including containerized waste disposal, parts washer and vacuum services, the Environmental Services results are further driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, treatment, storage and disposal facilities ("TSDFs") and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours, and number of parts washer services performed, among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the automotive and manufacturing markets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service offerings and products. Safety-Kleen Sustainability Solutions offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Segment results are impacted by overall demand as well as product mix as it relates to these oil products. Segment results are also predicated on the demand for Safety-Kleen Sustainability Solutions' other product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to make our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin. Management also tracks the volumes and pricing of used oil and automotive fluid collections. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the automotive services and manufacturing markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. The overall market price of oil and regulations that change the possible usage of used oil, including the International Maritime Organization's 2020 regulation ("IMO 2020") and other regulations related to the burning of used motor oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for 2021 increased 21.0% to $3.8 billion, compared with $3.1 billion in 2020. Our Environmental Services segment direct revenues increased $396.6 million in 2021 compared with 2020. Our acquisition of HydroChemPSC on October 8, 2021, contributed $166.1 million to the direct revenues of the Environmental Services segment. In 2021 we also saw a rebounding demand across our portfolio of services within the Environmental Services segment as well as favorable pricing and mix of waste processed at our incinerator facilities which drove the remaining revenue increase in the Environmental Services segment. Direct revenues recorded by Safety-Kleen Sustainability Solutions increased $264.9 million in 2021 compared to 2020 due to increased prices and higher volumes sold of our base and blended oil products. Prior year operations across both segments, were negatively affected by the impact of the COVID-19 pandemic. Foreign currency translation of our Canadian operations positively impacted our consolidated direct revenues by $34.7 million in 2021 as compared to 2020.
In 2021, costs have increased in both the Environmental Services and Safety-Kleen Sustainability Solutions segments when comparing to the prior year given the increase in business levels, revenue mix, as well as inflationary and supply chain pressures seen across several cost categories. Additionally, the current period reflects lower benefits received from the Government Programs as described below under "Impact of Government Programs". Despite the increased costs seen in 2021, annual gross margins for the Environmental Services and Safety-Kleen Sustainability Solutions segments are relatively consistent with or improved from pre-pandemic levels.
Income from operations in 2021 was $347.9 million, compared with $251.3 million in 2020. We reported net income in 2021 and 2020 of $203.2 million and $134.8 million, respectively. Adjusted EBITDA, which is the primary financial measure by which we evaluate our segments, increased 17.9% to $676.6 million in 2021 from $573.8 million in 2020. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for 2021 was $546.0 million, an increase of $115.4 million from 2020. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $326.3 million in 2021, which represented a $61.3 million increase over 2020. This improved performance was primarily driven by greater levels of operating income partially offset by an increase in capital expenditures, net of disposals. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Acquisition of HydroChemPSC
On October 8, 2021, we acquired HydroChemPSC, a leading U.S. provider of industrial cleaning, specialty maintenance and utility services, for a cash purchase price of approximately $1.23 billion. The acquisition was financed with net proceeds from the Company's issuance of $1.0 billion of senior secured term loans, also occurring on October 8, 2021, with the remaining being funded through existing cash. Refer to Note 4, "Business Combinations" and Note 11, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report for further information on this acquisition and the related issuance of the senior secured term loans.
The HydroChemPSC business serves customers across a broad range of markets and provides solutions to customers focused on cleaning, maintenance and environmental compliance of essential, mission critical equipment and infrastructure. The acquired operations, including more than 4,500 employees, over 240 service locations and a fleet of specialized vehicles and equipment, expand the Company's existing presence within the industrial services market and enhance the Company's Environmental Services Segment.
The Company's consolidated results of operations for the year ended December 31, 2021 include $166.1 million of revenue and $166.4 million of expense from the HydroChemPSC acquisition, including $12.3 million of incremental depreciation and amortization and related severance and integration costs of $6.0 million since the acquisition. In 2021, we also incurred costs related to issuing the $1.0 billion of senior secured term loans necessary to fund the acquisition and our future financial results will be impacted by the increased interest and principal payments on the new senior secured term loans and amortization of related discount and deferred financing costs.
Successful integration of the HydroChemPSC business and operations into our business will be necessary to realize the anticipated synergies and benefits from combining HydroChemPSC with Clean Harbors. As of December 31, 2021, the integration is being executed according to our plan with no material issues impeding the process. We are on target to exit 2022 with $40.0 million net synergies on an annual basis. Continued focus by our management team will be necessary as we continue with the integration plans into 2022.
We believe that HydroChemPSC was a strategic acquisition for Clean Harbors. The acquisition immediately expands our market share of industrial services, increased capabilities and technologies available to us and added to our results of operations for the year ended December 31, 2021. Beyond expanding the size and scale of our operations, HydroChemPSC is an established leader in industrial services, with proprietary technology and a manufacturing center dedicated to fabricating tools aimed at reducing costs and increasing efficiency and safety. We expect that the combined company will benefit from (i) enhanced technologies aimed at increasing safety, (ii) incremental waste volumes through Clean Harbors' network of waste disposal facilities, (iii) long-established customer relationships that bring opportunities for cross-selling of Clean Harbors' suite of services and (iv) synergistic opportunities within customer service, corporate functions, transportation, real estate, asset rentals and vehicle maintenance.
Impact of Government Programs
In 2020, the governments of Canada and the United States enacted the Canada Emergency Wage Subsidy ("CEWS") and the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), respectively (collectively referred to as "Government Programs"), in response to the widespread economic impact of the COVID-19 pandemic. Both Government Programs were extended into 2021 and as such, management continued to consider and analyze the Company's eligibility under such Government Programs. The table below summarizes the benefit of these Government Programs recorded in the statement of operations for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	For the year ended December 31, 2021				For the year ended December 31, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Total
Cost of revenues	$8,263	$810	$80	$9,153	$26,192	$2,300	$611	$29,103
Selling, general and administrative expenses	1,950	583	348	2,881	9,411	1,399	2,370	13,180
Total	$10,213	$1,393	$428	$12,034	$35,603	$3,699	$2,981	$42,283
In addition to the credits and subsidies outlined above, which do not require any repayment to be made by the Company, the CARES Act also allowed for the deferral of payment related to certain payroll taxes during 2020. In total, we deferred the remittance of the employer portion of federal payroll tax withholdings of $35.4 million during the year ended December 31, 2020. We remitted half of the deferred payroll tax withholding in the third quarter of 2021 and the remaining half is subject to repayment by the end of 2022.

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentages):

	Summary of Operations
	For the years ended December 31,			2021 over 2020		2020 over 2019
	2021	2020	2019	Change	% Change	Change	% Change
Direct Revenues(1):
Environmental Services	$3,032,454	$2,635,901	$2,795,994	$396,553	15.0%	$(160,093)	(5.7)%
Safety-Kleen Sustainability Solutions	772,813	507,906	615,060	264,907	52.2	(107,154)	(17.4)
Corporate Items	299	290	1,136	9	N/M	(846)	N/M
Total	3,805,566	3,144,097	3,412,190	661,469	21.0	(268,093)	(7.9)
Cost of Revenues(2):
Environmental Services	2,106,790	1,739,115	1,934,556	367,675	21.1	(195,441)	(10.1)
Safety-Kleen Sustainability Solutions	484,662	374,872	430,746	109,790	29.3	(55,874)	(13.0)
Corporate Items	18,385	23,764	22,517	(5,379)	N/M	1,247	N/M
Total	2,609,837	2,137,751	2,387,819	472,086	22.1	(250,068)	(10.5)
Selling, General and Administrative Expenses:
Environmental Services	265,946	230,868	261,025	35,078	15.2	(30,157)	(11.6)
Safety-Kleen Sustainability Solutions	60,797	49,820	56,065	10,977	22.0	(6,245)	(11.1)
Corporate Items	211,219	170,356	166,964	40,863	24.0	3,392	2.0
Total	537,962	451,044	484,054	86,918	19.3	(33,010)	(6.8)
Adjusted EBITDA:
Environmental Services	659,718	665,918	600,413	(6,200)	(0.9)	65,505	10.9
Safety-Kleen Sustainability Solutions	227,354	83,214	128,249	144,140	173.2	(45,035)	(35.1)
Corporate Items	(210,466)	(175,328)	(170,529)	(35,138)	(20.0)	(4,799)	(2.8)
Total	$676,606	$573,804	$558,133	$102,802	17.9%	$15,671	2.8%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services	21.8%	25.3%	21.5%	(3.5)%		3.8%
Safety-Kleen Sustainability Solutions	29.4%	16.4%	20.9%	13.0%		(4.5)%
Corporate Items	N/M	N/M	N/M	N/M		N/M
Total	17.8%	18.3%	16.4%	(0.5)%		1.9%
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

Environmental Services

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
Direct revenues	$3,032,454	$2,635,901	$2,795,994	$396,553	15.0%	$(160,093)	(5.7)%
Environmental Services direct revenues for the year ended December 31, 2021 increased $396.6 million from the comparable period in 2020. As noted in the Acquisition of HydroChemPSC section above, the Environmental Services segment benefitted from $166.1 million of direct revenues contributed by the HydroChemPSC operations since the acquisition on October 8, 2021. Excluding the HydroChemPSC revenues, Environmental Services revenues increased by $230.5 million or 8.7%, driven primarily by higher demand throughout our portfolio of services, including technical, industrial and base field services, and higher value waste streams at our incinerator and landfill facilities. The revenue growth across these aspects of the Environmental Services segment was partially offset by lower demand for our COVID-19 decontamination services in 2021, which decreased $65.0 million.
Direct revenues for our technical services increased $146.9 million primarily due to revenues for waste disposal services at our incinerators, TSDFs and recycle centers. Pricing and mix drove the increase in our incinerator facilities with utilization slightly increasing from 84% to 85%. Revenues related to our legacy industrial services increased $70.9 million predominately due to increased demand for industrial cleanings as overall economic activity continued to improve and industrial cleaning services previously delayed due to the impacts of COVID-19 were executed upon. Revenues related to base field services, excluding HydroChemPSC and COVID-19 decontamination services, increased $42.0 million, as demand for these services increased. Safety-Kleen core service offering revenues increased $16.7 million from the comparable period in 2020 due to higher demand and improved pricing for our containerized waste and vacuum services partially offset by lower revenues for parts washer services. The Canadian operations of the Environmental Services segment were positively impacted by $27.6 million due to foreign currency translation.
Environmental Services direct revenues for the year ended December 31, 2020 decreased $160.1 million from the comparable period in 2019 driven primarily by lower demand throughout our portfolio of services partially offset by direct revenues from our COVID-19 decontamination services. Lower economic activity throughout the COVID-19 pandemic reduced the demand for industrial and technical related services as customers postponed and/or reduced the levels of industrial turnarounds, environmental remediation projects and other waste disposal services. In addition, revenues for Safety-Kleen core service offerings decreased $61.0 million from the same period in 2019 due to lower demand for the containerized waste, parts washer and vacuum services.
In the year ended December 31, 2020, the Company generated $120.4 million of revenues from COVID-19 related emergency response decontamination services, which partially offset the revenue decreases noted above. Higher value waste streams being disposed of in our incinerator facilities did offset some of the decreases in technical services noted above. Utilization at our incinerator facilities remained relatively consistent with the prior year at 84%. Also impacting the year over year change in revenues within this segment was the negative impact of foreign currency translation on our Canadian operations of $3.5 million.

Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
Direct revenues	$772,813	$507,906	$615,060	$264,907	52.2%	$(107,154)	(17.4)%
Safety-Kleen Sustainability Solutions direct revenues for the year ended December 31, 2021 increased $264.9 million from the comparable period in 2020 predominately due to higher pricing and volume of base and blended oil product sales, partially offset by a reduction in direct revenues from used motor oil collections. Base oil sale direct revenues increased $232.3 million while blended oil direct revenues increased $42.8 million from the prior year. Revenues from contract blending and packaging increased $15.9 million, mainly due to increased demand, and revenues from recycled fuel oil and refinery byproducts increased $12.3 million due to pricing increases. Revenues from used motor oil collection services decreased $30.0 million due to lower service fees charged for these services despite an increase in collection volumes from the prior year. The pricing decrease on our used motor oil collection services is in line with expectations given the inverse correlation between movements in base oil pricing and the market prices for used oil collection services. The impact of foreign currency translation was a $7.1 million benefit to our Safety-Kleen Sustainability Solutions' Canadian operations in 2021.

Safety-Kleen Sustainability Solutions direct revenues for the year ended December 31, 2020 decreased $107.2 million from the comparable period in 2019. Customer shut downs and overall lower automotive travel in response to the COVID-19 pandemic reduced the demand for oil related products sold and collection services provided by the business in 2020. Base oil direct revenues decreased $69.2 million from the comparable period in 2019 due to lower volumes, and to a lesser extent lower prices. Lower volumes also drove a $34.8 million decrease in blended oil direct revenues in 2020. Recycled fuel oil and refinery byproducts revenue decreased $36.4 million, driven by lower volumes and pricing. Partially offsetting these decreases was a $41.1 million increase in direct revenue from used motor oil collections due to increases in fees charged for these services despite lower collection volumes. The impact of foreign currency translation on our Safety-Kleen Sustainability Solutions' Canadian operations was minimal.
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
Environmental Services

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
Cost of revenues	$2,106,790	$1,739,115	$1,934,556	$367,675	21.1%	$(195,441)	(10.1)%
As a % of Direct revenues	69.5%	66.0%	69.2%	3.5%		(3.2)%
Environmental Services cost of revenues for the year ended December 31, 2021 increased $367.7 million from the comparable period in 2020; however, excluding the incremental costs from the operations of the HydroChemPSC acquisition and the $17.9 million reduction in benefits recognized under Government Programs in 2021 as compared to 2020, these costs increased $220.5 million or 12.7%. Costs as a percentage of revenues, excluding the impacts of HydroChemPSC and the Government Programs, increased 2.3% primarily due to the mix of services being performed, including lower COVID-19 decontamination services, as well as inflationary pressures across several cost categories including incentive compensation. More specifically, excluding HydroChemPSC and the Government Programs, equipment and supply costs increased $80.5 million, labor and benefits related costs, including incentive compensation, increased $74.8 million and transportation, vehicle and fuel related costs increased $54.7 million.
Environmental Services cost of revenues for the year ended December 31, 2020 decreased $195.4 million from the comparable period in 2019. The overall reduction in costs was comprised of a $78.6 million decrease in labor and benefits related costs, including travel costs, a $59.6 million decrease in external transportation, vehicle and fuel costs and a $52.2 million decrease in equipment and supply costs. These decreases were mainly attributable to lower direct revenues and successful cost control initiatives, as well as a $26.2 million benefit from the employee retention credits and subsidies recorded in 2020 under the Government Programs which is reflected in the reduction to labor and benefit related costs above. Absent the benefit of these Government Programs, cost of revenues as a percentage of direct revenues improved 2.2% primarily due to a favorable mix of revenues and certain cost reduction strategies which provided better leverage of our employee and asset bases and drove lower external transportation, equipment rental and subcontractor spending.
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
Cost of revenues	$484,662	$374,872	$430,746	$109,790	29.3%	$(55,874)	(13.0)%
As a % of Direct revenues	62.7%	73.8%	70.0%	(11.1)%		3.8%
Safety-Kleen Sustainability Solutions cost of revenues for the year ended December 31, 2021 increased $109.8 million from the comparable period in 2020 predominately due to the revenue growth experienced by the business. As a percentage of revenues these costs decreased 11.1%. This margin improvement was largely driven by the increased pricing of our products which outpaced the relative cost of revenues as the business successfully managed its spread and capitalized on these favorable market conditions. Production efficiencies also led to this lower cost structure as our re-refineries had greater utilization and output in 2021 as compared to 2020 when certain of the re-refineries were temporarily shuttered for a portion of the year. Overall, significant increases were noted in the cost of oil additives and other raw materials, including the costs associated with used motor oil collected, which increased $64.9 million, transportation, vehicle and fuel costs which increased $25.4 million and labor and benefits related costs which increased $21.9 million.
Safety-Kleen Sustainability Solutions cost of revenues for the year ended December 31, 2020 decreased $55.9 million from the comparable period in 2019. The overall reduction in costs was comprised of a $29.0 million decrease in costs of oil additives and other raw materials, a $13.0 million decrease in transportation, disposal and fuel costs and a $9.1 million decrease in labor and benefits related costs, including travel costs. These decreases were mainly attributable to lower direct revenues and cost reduction strategies, as well as a $2.3 million benefit related to employee retention credits and subsidies recorded in 2020 under the Government Programs which is reflected in the decrease in labor and benefits related costs above. Absent the benefit of the Government Programs, costs of revenues as a percentage of direct revenues increased 4.3%. This increase resulted from certain labor and benefits related costs and operating costs which were not reduced proportionate to the overall lower business activity, including the costs incurred while temporarily shuttering certain re-refineries. These costs were partially offset by reductions in transportation costs and other cost reduction strategies.
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
Environmental Services

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
SG&A expenses	$265,946	$230,868	$261,025	$35,078	15.2%	$(30,157)	(11.6)%
As a % of Direct revenues	8.8%	8.8%	9.3%	—%		(0.5)%
Environmental Services SG&A expenses for the year ended December 31, 2021 increased $35.1 million from the comparable period in 2020. However, excluding the incremental costs from the operations of HydroChemPSC, these costs increased $21.2 million, or 9.2%, primarily due to a $7.5 million reduction in benefits recognized under the Government Programs when compared to the prior year, as well as the overall growth in the business, with the most significant increase in labor and benefits related costs. Excluding HydroChemPSC and the reduction in the benefits from the Government Programs in both periods, SG&A expenses as a percentage of revenues were relatively consistent at 8.9% in 2021 as compared to 9.1% in 2020.
Environmental Services SG&A expenses for the year ended December 31, 2020 decreased $30.2 million from the comparable period in 2019 primarily due to lower direct revenues and therefore lower related costs, such as travel and other selling related costs, as well as a benefit of $9.4 million in labor and benefits related costs associated with the employee retention credits and subsidies recorded in 2020 under the Government Programs. Partially offsetting these year over year reductions was a $5.5 million favorable resolution of a litigation matter and recovery of certain trade receivables of $5.4 million, both of which were recorded in the first quarter of 2019 and favorably impacted the SG&A expenses for the year ended December 31, 2019. Absent the impacts from the Government Programs in 2020 and litigation and receivable matters in 2019, Environmental Services SG&A expenses as a percentage of direct revenues remained relatively consistent with the comparable period in 2019.
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
SG&A expenses	$60,797	$49,820	$56,065	$10,977	22.0%	$(6,245)	(11.1)%
As a % of Direct revenues	7.9%	9.8%	9.1%	(1.9)%		0.7%
Safety-Kleen Sustainability Solutions SG&A expenses for the year ended December 31, 2021 increased $11.0 million from the comparable period in 2020 primarily due to the overall growth in the business, with the most significant increase in labor and benefits related costs. Safety-Kleen Sustainability Solutions SG&A expenses as a percentage of revenue improved

1.9% most notably due to a $1.8 million environmental liability charge for a Superfund site recorded in the second quarter of 2020 which did not recur in 2021.
Safety-Kleen Sustainability Solutions SG&A expenses for the year ended December 31, 2020 decreased $6.2 million from the comparable period in 2019. These decreases were primarily attributable to lower direct revenues and therefore lower sales related costs, as well as a reduction in labor and benefit related costs of $1.4 million for the year ended December 31, 2020 attributable to employee retention credits and subsidies under the Government Programs. Absent the benefit of the Government Programs, Safety-Kleen Sustainability Solutions 2020 SG&A expenses as a percentage of direct revenues remained relatively consistent with the prior year despite a $1.8 million environmental liability charge for a Superfund site recorded in the second quarter of 2020.
Corporate Items

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
SG&A expenses	$211,219	$170,356	$166,964	$40,863	24.0%	$3,392	2.0%
As a % of Total Company Direct revenues	5.6%	5.4%	4.9%	0.2%		0.5%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Corporate Items SG&A expenses for the year ended December 31, 2021 increased by $40.9 million when compared to 2020. As a percentage of revenue, these costs remained relatively consistent. Overall cost increases include a $20.4 million increase in labor and benefits related expenses, including incentive compensation, a $15.0 million increase in professional fees related to the acquisition of HydroChemPSC and some strategic initiative projects, an increase in severance costs of $3.2 million and a $2.7 million increase of cyber security information technology related costs. Partially offsetting these increases was a $3.3 million charge related to an environmental remediation liability for an inactive site recorded in 2020 which did not recur in 2021 and a $3.1 million decrease in marketing expenses.
Corporate Items SG&A expenses for the year ended December 31, 2020 increased by $3.4 million when compared to 2019 primarily due to increased marketing expenses of $3.8 million to expand brand awareness, increased investment in our technology infrastructure of $3.8 million and a $3.3 million charge related to an environmental remedial liability for an inactive site. These costs were partially offset by a $4.1 million decrease in travel and real estate related expenses and a $2.4 million reduction in labor costs for the employee retention credit and subsidies recorded under the Government Programs.
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
The information about our operating performance provided by Adjusted EBITDA is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors and we discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.
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
Beginning in the first quarter of 2021, we revised our calculation of reported Adjusted EBITDA to add stock-based compensation, a non-cash item, to other charges which are added back to GAAP net income for purposes of calculating

Adjusted EBITDA. We made this change in order to be more consistent with how certain of our peer group companies report their non-GAAP results, to align with how management evaluates the operating performance of the Company and performance metrics for certain incentive compensation awards issued in 2021 and beyond and to be consistent with the definition of “Adjusted EBITDA” used for covenant compliance purposes in our outstanding financing agreements as amended to date. The amount added back each period matches the line item for stock-based compensation as recorded on the Company's GAAP consolidated statements of cash flows. We have recast the prior period Adjusted EBITDA amounts below to provide comparative information.
The following is a reconciliation of net income to Adjusted EBITDA for the following years (in thousands, except percentages):

	For the years ended December 31,
	2021	2020	2019
Net income	$203,247	$134,837	$97,740
Accretion of environmental liabilities	11,745	11,051	10,136
Stock-based compensation	18,839	18,502	17,816
Depreciation and amortization	298,135	292,915	300,725
Other expense (income), net	515	290	(2,897)
Loss on early extinguishment of debt	—	—	6,131
Loss (gain) on sale of businesses	—	3,376	(687)
Interest expense, net of interest income	77,657	73,120	78,670
Provision for income taxes	66,468	39,713	50,499
Adjusted EBITDA	$676,606	$573,804	$558,133

As a % of Direct revenues	17.8%	18.3%	16.4%

Depreciation and Amortization

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$263,387	$257,131	$265,531	$6,256	2.4%	$(8,400)	(3.2)%
Permits and other intangibles amortization	34,748	35,784	35,194	(1,036)	(2.9)	590	1.7
Total depreciation and amortization	$298,135	$292,915	$300,725	$5,220	1.8%	$(7,810)	(2.6)%
Depreciation and amortization for the year ended December 31, 2021 increased from the comparable period in 2020 due to the incremental depreciation and amortization of $12.3 million associated with the tangible and intangible assets associated with the acquisition of HydroChemPSC. This increase was partially offset by decreases from the prior year related to accelerating a landfill permit amortization in 2020 and certain assets becoming fully amortized. We expect 2022 depreciation and amortization expense will increase to between $330.0 million and $340.0 million driven by the incremental depreciation and amortization from the HydroChemPSC assets acquired.
Depreciation and amortization for the year ended December 31, 2020 decreased from the comparable period in 2019 due to certain assets becoming fully depreciated, slightly offset by an increase in amortization of finance lease right-of-use assets.
Other (Expense) Income, net

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
Other (expense) income, net	$(515)	$(290)	$2,897	$(225)	77.6%	$(3,187)	(110.0)%
For the year ended December 31, 2021, other (expense) income remained relatively consistent with the prior year. For the year ended December 31, 2020, other (expense) income, net decreased $3.2 million from 2019 to 2020 primarily due to insurance proceeds received in 2019 which did not recur in 2020.

Provision for Income Taxes

	For the years ended December 31,			2021 over 2020		2020 over 2019
(in thousands, except percentages)	2021	2020	2019	Change	% Change	Change	% Change
Provision for income taxes	$66,468	$39,713	$50,499	$26,755	67.4%	$(10,786)	(21.4)%
Effective tax rate	24.6%	22.8%	34.1%	1.8%		(11.3)%
For the year ended December 31, 2021, the provision for income taxes increased $26.8 million from the comparable period in 2020, largely due to the increase in pre-tax earnings. The effective tax rate for 2021 was 24.6% as compared to 22.8% in the prior year.
For the year ended December 31, 2020, provision for income taxes decreased $10.8 million from the comparable period in 2019, despite an increase in income before provision for income taxes, largely due to the release of a valuation allowance on certain companies in Canada and amended federal and state returns filed. The effective tax rate for 2020 was 22.8% as compared to 34.1% in 2019.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. We believe our future operating cash flows will be sufficient to meet our future operating and internal investing cash needs. We monitor our actual needs and forecasted cash flows, our liquidity and our capital resources, enabling us to plan our present needs and fund items that may arise during the year as a result of changing business conditions or opportunities. Furthermore, our existing cash balance and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Summary of Cash Flow Activity

	For the years ended December 31,
(in thousands)	2021	2020	2019
Net cash from operating activities	$545,997	$430,597	$413,192
Net cash used in investing activities	(1,507,602)	(199,460)	(217,856)
Net cash from (used in) financing activities	898,249	(88,946)	(53,425)
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2021 was $546.0 million, an increase of $115.4 million compared to the year ended December 31, 2020. The increase in operating cash flows was most notably impacted by the increase in operating income in 2021 when compared to 2020 and improved working capital management in 2021 offsetting higher cash taxes and payroll taxes paid in 2021.
Cash income taxes paid, net of refunds, increased $12.1 million due to a $7.7 million tax refund received in 2020 associated with prior year amended returns previously under audit and higher pre-tax net income in 2021. Additionally, starting in the second quarter of 2020, we deferred certain US payroll tax remittances under the CARES Act. For the year ended December 31, 2020, we had deferred a total of $35.4 million. In 2021, we both remitted our normal 2021 US payroll taxes and half of the US payroll taxes we had previously deferred in 2020. In addition, HydroChemPSC had also elected this payroll deferral in 2020 and upon acquisition, we recognized $11.4 million of accrued 2020 payroll taxes and we repaid half prior to the end of 2021. The remaining payroll taxes deferred in 2020 under the CARES Act by both Clean Harbors and HydroChemPSC must be remitted in 2022.
Net cash from operating activities for the year ended December 31, 2020 was $430.6 million, an increase of $17.4 million compared to the year ended December 31, 2019. The increase was most directly attributable to greater levels of operating income and deferring the payment of certain employer payroll taxes amounting to $35.4 million as allowed for under the CARES Act, partially offset by $26.1 million increase in income taxes paid net of refunds.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2021 was $1,507.6 million, an increase of $1,308.1 million compared to the year ended December 31, 2020. This increase was due to the acquisition of HydroChemPSC for $1.23 billion in 2021. Absent this significant investing cash outflow in 2021, the increase in net cash used in investing was $77.7 million most notably due to a $45.6 million increase in additions to property, plant and equipment and a $21.2 million increase in net purchases of marketable securities.
Net cash used in investing activities for the year ended December 31, 2020 was $199.5 million, a decrease of $18.4 million compared to the year ended December 31, 2019 most notably due to the decreases in cash paid for acquisitions and additions to property, plant and equipment. These overall cash decreases were partially offset by an increase in net purchases of marketable securities. Cash paid for additions to property, plant and equipment in 2020 included the $21.1 million purchase and capital improvements of our corporate headquarters.
Net cash from (used in) financing activities
Net cash from financing activities for the year ended December 31, 2021 was $898.2 million as compared to net cash used in financing activities of $88.9 million for the year ended December 31, 2020. The primary driver of this change was the $995.0 million of cash received from the issuance of debt, net of discount. This cash inflow was partially offset by related higher deferred financing costs paid in 2021. In addition, cash paid for repurchases of common stock in 2021 decreased $20.4 million.
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
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	For the years ended December 31,
	2021	2020	2019
Net cash from operating activities	$545,997	$430,597	$413,192
Additions to property, plant and equipment	(241,856)	(196,256)	(216,324)
Purchase and capital improvements of corporate headquarters	—	21,080	—
Proceeds from sale and disposal of fixed assets	22,156	9,623	11,655
Adjusted free cash flow	$326,297	$265,044	$208,523
Summary of Capital Resources
At December 31, 2021, cash and cash equivalents and marketable securities totaled $534.3 million, compared to $571.0 million at December 31, 2020. At December 31, 2021, cash and cash equivalents held by our Canadian subsidiaries totaled $52.1 million. At December 31, 2021, the cash and cash equivalents and marketable securities balance for our U.S. operations was $482.2 million, and our U.S. operations had net operating cash flows of $456.3 million for the year ended December 31, 2021.
We also maintain a $400.0 million revolving credit facility, of which approximately $261.4 million was available to borrow at December 31, 2021.

Material Capital Requirements
Capital Expenditures
In 2021, our capital expenditures, net of disposals, were $219.7 million, including $19.0 million spent in December 2021 for the purchase of a previously leased HydroChemPSC facility in Deer Park, Texas. We anticipate that 2022 capital spending, net of disposals, will be in the range of $310.0 million to $330.0 million and will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
In 2021, we began the permitting and planning for a new incinerator at our Kimball, Nebraska facility, which we intend to construct with an estimated completion date in early 2025. We are endeavoring upon this project in response to continued increasing demand for disposal outlets for regulated waste materials and we expect the new incinerator to have an annual practical capacity of approximately 70,000 tons. The current capital expenditure estimate for this project is approximately $180.0 million, of which approximately $7.2 million was spent in 2021. We expect 2022 capital spending for the new incinerator will be between $40.0 million and $45.0 million, which is included in the range noted above. The highest concentration of spending is expected in 2022 and 2023. As noted above, we expect to fund the new incinerator with funds from operations.
Financing Arrangements
As of December 31, 2021, our financing arrangements include (i) $719.6 million of senior secured term loans due 2024, (ii) $545.0 million of 4.875% senior unsecured notes due 2027, (iii) $1.0 billion of senior secured term loans due 2028 and (iv) $300.0 million of 5.125% senior unsecured notes due 2029. We also maintain our $400.0 million revolving credit facility, of which nothing was owed as of December 31, 2021.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report. In 2022, we expect to pay $17.5 million in principal payments on the senior secured term loans and approximately $90 million in interest payments on the entire portfolio of financing arrangements noted above, taking into account the interest rate swaps that were executed in early 2022. These payments will be funded through cash flows generated from the operations of the business. We expect that future payments of interest will continue to be funded through cash flows from operations and any principle payments will either be funded through operations or through available financing alternatives. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of December 31, 2021, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2021 over 2020
(in thousands)	2021	2020	Change	% Change
Closure and post-closure liabilities	$99,103	$87,926	$11,177	12.7%
Remedial liabilities	111,873	114,813	(2,940)	(2.6)%
Total environmental liabilities	$210,976	$202,739	$8,237	4.1%
Total environmental liabilities as of December 31, 2021 were $211.0 million, an increase of $8.2 million compared to December 31, 2020. This increase was primarily due to annual accretion of $11.7 million, new liabilities, including those assumed in our acquisitions, and changes in environmental liability estimates recorded to the consolidated balance sheet of $8.8 million, and changes in environmental liability estimates resulting in charges to the consolidated statement of operations of $3.0 million, partially offset by expenditures of $15.5 million made during 2021.
We anticipate our environmental liabilities, substantially all of which we assumed in connection with our acquisitions, will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. We have included a schedule of our expected payments as of December 31, 2021, in Note 9, “Closure and Post-closure Liabilities" and Note 10, "Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this report.
Events not anticipated (such as future changes in environmental laws and regulations) could require that payments to satisfy our environmental liabilities be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition. Conversely, the development of new treatment technologies or other circumstances may arise in the future which may reduce amounts ultimately paid.
Letters of Credit
    We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of December 31, 2021, there were $138.6 million outstanding letters of credit. See Note 11, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report for further discussion of our standby letters of credit and other financing arrangements.
Critical Accounting Estimates
Our consolidated financial statements are based on the application of GAAP, which requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. These estimates and judgements cannot be determined with certainty. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. Our accounting policies related to these estimates are discussed in Note 2, "Significant Accounting Policies," to our consolidated financial statements included in Item 8 of this report.
We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded. Our management reviews critical accounting estimates with the Audit Committee of our Board of Directors on an ongoing basis and as needed prior to the release of our annual financial statements.
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
Landfill Capacity. Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. As of December 31, 2021, there were no unpermitted expansions included in management's landfill calculation. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities. The balance of landfill final closure and post-closure liabilities at December 31, 2021 and 2020 was $53.4 million and $48.4 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. These cost estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities based upon a planned schedule, typically every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third-party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities. The balance of our non-landfill closure and post-closure liabilities at December 31, 2021 and 2020 was $45.7 million and $39.5 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third-party experts. We estimate when future operations will cease and inflate the current cost of closing the non-landfill facility using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in estimates as to when future operations may cease or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-amortized asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully amortized, the adjustment to the asset is recognized in income prospectively as a component of amortization. Historically, material changes to non-landfill closure and post-closure estimates have been infrequent. See Note 9, "Closure and Post-Closure Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to these Landfill and Non-Landfill Closure and Post-Closure liabilities during the years ended December 31, 2021 and 2020.
Remedial Liabilities. The balance of our remedial liabilities at December 31, 2021 and 2020 was $111.9 million and $114.8 million, respectively. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or the corresponding Canadian regulations. Our remediation obligations can be further characterized as legal, Superfund, long-term maintenance and one-time projects. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third-party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the actions or inactions of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third-party. As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, Superfund liabilities also include certain liabilities payable to government entities for which we are potentially liable to reimburse the sellers in connection with our 2002 acquisition of substantially all of the assets of the Chemical Services Division (the "CSD assets") of Safety-Kleen Corp. Long-term maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-time projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
We establish reserves for estimated environmental liabilities based on acceptable technologies when we determine the liability is appropriate. Introductions of new technologies are subject to successful demonstration of the effectiveness of the alternative technology and regulatory approval. We routinely review and evaluate the sites for which we have established estimated environmental liabilities reserves to determine if there should be changes in the established reserves. The changes in estimates are reflected as adjustments in the ordinary course of business in the period when we determine that an adjustment is appropriate as new information becomes available. Upon demonstration of the effectiveness of the alternative technology and applicable regulatory approval, we update our estimated cost of remediating the affected sites. See Note 10, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2021 and 2020. The changes in our estimates have not been material.
Acquisitions. In accordance with the acquisition method of accounting, the purchase price paid for an acquisition is allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. Intangible assets acquired in a business combination may consist of patents, trademarks and tradenames, developed technology, customer relationships and other intangibles. The fair value for acquired customer relationship intangibles is determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future revenue from these customers, less a contributory assets charge, all of which is discounted to present value. The fair value of the trademark and tradename intangible assets as well as the developed technology intangible assets are determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the tradename or technology and discounted to present value using an appropriate discount rate. Tangible assets acquired in a business combination include real estate and personal property. When determining the fair value of tangible personal property acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate.
We applied these approaches to the valuation of the intangible and tangible assets acquired in the acquisition of HydroChemPSC with the assistance of a third-party valuation specialist. In this transaction, the most significant personal property acquired was the equipment used in the performance of the revenue generating operations. We estimated costs to replace these assets considering the factors noted above. The most significant intangible assets acquired were the customer relationship asset and the developed technology asset. Specific to these intangibles, the critical accounting estimates used in determining the fair value of the intangible assets were the estimates of market participant future cash flows driven by estimated revenue growth, operational performance including company specific synergies, estimated customer attrition, assumed obsolescence rates and royalty rates. In addition, the net cash flows were discounted using an appropriate discount rate that requires judgment by management. In total, the estimated preliminary fair value of the tangible and intangible assets associated with the acquisition of HydroChemPSC are $313.5 million and $289.0 million, respectively. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
These judgments and estimates are subject to uncertainty as future cash flows may differ from those assumed in the valuation of these intangible assets. Due to the nature of valuing a business combination, any significant differences between the estimates made in determining the fair value of the tangible and intangible assets discussed above and the actual future cash flow of the acquired businesses may result in future impairments of the underlying assets. See Goodwill and Other Long Lived Assets section below.

Goodwill and Other Long Lived Assets. We have a significant amount of goodwill associated with previous acquisitions, including approximately $683.5 million from the acquisition of HydroChemPSC in the fourth quarter of 2021. We conducted our annual impairment test of goodwill as of December 31, 2021 in which we assessed our Environmental Sales and Services, Environmental Facilities and Safety-Kleen Sustainability Solutions reporting units. We compared the fair value of the reporting units to their respective carrying values and determined that no adjustments to the carrying value of goodwill were necessary. In all cases, the estimated fair value of each reporting unit significantly exceeded its carrying value. We measure fair value for all of our reporting units using an income approach (a discounted cash flow analysis) which incorporates several estimates and assumptions with varying degrees of uncertainty, including estimated revenue growth and operational performance. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, macroeconomic conditions. The discounted cash flow analyses include estimated cash flows for a discrete period and for a terminal period thereafter. We corroborate our estimates of fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units, as well as performing a reconciliation of the total estimated fair value of all reporting units to our market capitalization.
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. This review is performed by comparing the fair value of an indefinite lived intangible asset to its carrying value. We measure fair value for our indefinite lived intangible assets using an income approach (a discounted cash flow analysis) which incorporates several estimates and assumptions with varying degrees of uncertainty, including estimates of future cash flows associated with the intangible assets. If the fair value is less than the carrying value, the impairment loss is measured as the excess of the carrying value of the asset over its fair value. The estimated fair values of our indefinite-lived intangibles exceeded their carrying values at December 31, 2021.
Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation or amortization. Long-lived assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be entirely recoverable. When such factors and circumstances exist, our management compares the estimated undiscounted future cash flows associated with the related asset or group of assets to the respective carrying amounts. The cash flows used in this analysis include assumptions and estimates with varying degrees of uncertainty, including estimated revenue growth and operational performance. An impairment loss, if any, would be measured as the excess of the carrying amount over the fair value of the asset and recorded in the period in which the determination is made. Any resulting impairment losses recorded by us would have an adverse impact on our results of operations.
Our future cash flow assumptions and conclusions with respect to goodwill and asset impairments could be impacted by changes arising from (i) a sustained period of economic and industrial slowdowns (ii) continued reduced demand for base and blended oil products and an inability to price our oil related products and services to maintain profitability, (iii) inability to scale our operations and implement cost reduction efforts in light of reduced demand or (iv) a significant decline in our share price for a sustained period of time. These factors, among others, could significantly impact the impairment analysis and may result in future goodwill or asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
Legal Matters. As described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. We accrue for liabilities associated with these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of then currently available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2021, we had reserves of $36.1 million consisting of (i) $24.1 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $12.0 million primarily related to legal claims as well as federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. In management's opinion, it is not reasonably possible that the potential liability in excess of what is recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily relating to the Canadian dollar.
Interest Rate Risk
Our philosophy in managing interest rate risk is to maintain a debt portfolio inclusive of both variable and fixed-rate debt so as to limit our interest expense and exposure to interest rate volatility. In 2018, we entered into interest rate swap agreements with the intention of hedging interest rate exposure on a portion of our outstanding LIBOR-based variable rate senior secured term loans. Under the terms of the swaps, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.92% on an initial notional amount of $350.0 million. When combined with the 1.75% interest rate margin for Eurocurrency borrowings, the effective annual interest rate on such $350.0 million aggregate principal amount of senior secured term loans was therefore approximately 4.67% as of December 31, 2021.
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
The following table provides information regarding our fixed and variable rate borrowings at December 31, 2021 (in thousands):

Scheduled Maturity Dates	2022	2023	2024	2025	2026	Thereafter	Total
Senior secured term loans due 2024	$7,535	$7,535	$704,556	$—	$—	$—	$719,626
Senior secured term loans due 2028	10,000	10,000	10,000	10,000	10,000	950,000	1,000,000
Unsecured senior notes due 2027	—	—	—	—	—	545,000	545,000
Unsecured senior notes due 2029	—	—	—	—	—	300,000	300,000
Long term debt, at par	$17,535	$17,535	$714,556	$10,000	$10,000	$1,795,000	$2,564,626
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
As of December 31, 2021, we continue to have interest rate risk relative to the portion of our senior secured term loans which exceeds the $350.0 million of principal which is subject to our interest rate swap agreements. As of December 31, 2021, $1,369.6 million of those term loans were subject to variable interest rate risk. The weighted-average interest rate on the variable portion of the term loans as of December 31, 2021 was 2.04%.
In early 2022, we entered into interest rate swap agreements with a notional amount of $600.0 million to effectively fix the interest rate on an additional $600.0 million of the senior secured term loans. After the execution of these interest rate swap agreements, only $769.6 million remained subject to variable interest rate risk and should the average interest rate on the remaining variable rate portion of our long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $8.1 million. See Note 11, "Financing Arrangements" to our consolidated financial statements included in Item 8 of this report for more details on the 2022 interest rate swaps.
In addition to the fixed and variable rate borrowings described in the above table, we have a revolving credit agreement with maximum borrowings of up to $400.0 million (with a $300.0 million sub-limit for letters of credit), under which no borrowings were outstanding at December 31, 2021.
Foreign Currency Risk
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
During 2021, our Canadian subsidiaries transacted a portion of their business in U.S. Dollars and at any period end had cash on deposit in U.S. Dollars and outstanding U.S. Dollar accounts receivable related to those transactions. Those cash and receivable amounts are subject to foreign currency gains or losses. Exchange rate movements also affect the translation of

Canadian generated profits and losses into U.S. Dollars. Had the Canadian Dollar been 10.0% stronger or weaker against the U.S. Dollar, we would have reported increased or decreased net income of $1.1 million for the years ended December 31, 2021 and 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Clean Harbors, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business Combination – HydroChemPSC - Identifiable Intangible Assets— Refer to Note 4, "Business Combinations", to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of LJ Energy Services Intermediate Holding Corp. and its subsidiaries (collectively, “HydroChemPSC”) on October 8, 2021 and accounted for the transaction under the acquisition method of accounting for business combinations. Under this approach, the Company allocated the purchase consideration paid to the assets acquired and liabilities assumed based on estimates of fair value on the date of acquisition. The assets acquired included intangible assets of $289.0 million which primarily consisted of customer relationships and developed technology. Management estimated the fair value of these intangible assets using customary valuation procedures and techniques, including certain income methods. The fair value determination of the intangible assets acquired required management to make significant estimates and assumptions related to future cash flows driven by estimated revenue growth, operational performance, customer attrition and royalty rates.
We identified the valuation of the intangible assets as a critical audit matter because of the significant estimates and assumptions management made to measure the fair values of these assets for purposes of the purchase price allocation. These fair value measurements required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows for the identified intangible assets.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation assumptions for the intangible assets included the following, among others:
•We tested the design and operating effectiveness of the controls over the determination of the fair value of intangible assets acquired, including management’s controls over forecasts of future cash flows.
•We assessed the reasonableness of management’s forecasts of future cash flows by performing the following:
–We compared the cash flow forecasts to historical results.
–We compared the cash flow forecasts to internal communications to management and the Board of Directors and other information obtained from performing the audit.
–We compared the growth rates observed to similar businesses acquired by the Company, to the Company’s legacy operations who operate in a similar business and to peer companies.
•With the assistance of our fair value specialists, we also performed the following:
–We evaluated the reasonableness of the valuation methodologies selected.
–We evaluated the attrition and royalty rates, including testing of the source information underlying these rates, testing the mathematical accuracy of the calculations of the attrition rate, and developing range of independent estimates and compared those to the amounts selected by management.
Remedial Liabilities - Refer to Note 2, "Significant Accounting Policies," and Note 10, "Remedial Liabilities," to the financial statements
Critical Audit Matter Description
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
Total remedial liabilities recorded as of December 31, 2021 were $111.9 million.
Given the subjectivity and judgment involved in measuring remedial liabilities, auditing remedial liabilities involved especially subjective judgment and an increased extent of effort, including the need to involve our specialists who have expertise in environmental remediation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to remedial liabilities included the following, among others:
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
•With the assistance of auditor specialists who have expertise in environmental matters and specialized skills and training, we evaluated the reasonableness of the Company’s estimates by:
–Searching for information in the public domain for completeness of sites identified for remediation.

–Assessing the completeness of the Company’s costs estimate for a selection of sites, specifically, comparing the costs estimates to relevant regulatory guidelines and specifications.
–Testing the accuracy of the amounts recorded for a selection of sites, specifically, verifying the mathematical accuracy of the calculation, agreeing cost components to supporting documents, and/or developing an independent range of cost estimates.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2022
We have served as the Company's auditor since 2005.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$452,575	$519,101
Short-term marketable securities	81,724	51,857
Accounts receivable, net of allowances aggregating $40,140 and $44,749, respectively	792,734	611,534
Unbilled accounts receivable	94,963	55,681
Inventories and supplies	250,692	220,498
Prepaid expenses and other current assets	68,483	67,051
Total current assets	1,741,171	1,525,722
Property, plant and equipment, net	1,863,175	1,525,298
Other assets:
Operating lease right-of-use assets	161,797	150,341
Goodwill	1,227,042	527,023
Permits and other intangibles, net	644,912	386,620
Other	15,602	16,516
Total other assets	2,049,353	1,080,500
Total assets	$5,653,699	$4,131,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,535	$7,535
Accounts payable	359,866	195,878
Deferred revenue	83,749	74,066
Accrued expenses and other current liabilities	391,414	295,823
Current portion of closure, post-closure and remedial liabilities	25,136	26,093
Current portion of operating lease liabilities	47,614	36,750
Total current liabilities	925,314	636,145
Other liabilities:
Closure and post-closure liabilities, less current portion of $12,015 and $13,903, respectively	87,088	74,023
Remedial liabilities, less current portion of $13,121 and $12,190, respectively	98,752	102,623
Long-term debt, less current portion	2,517,024	1,549,641
Operating lease liabilities, less current portion	117,991	114,258
Deferred tax liabilities	314,853	230,097
Other long-term liabilities	78,790	83,182
Total other liabilities	3,214,498	2,153,824
Commitments and contingent liabilities (See Note 17)
Stockholders' equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,419,321 and 54,772,696 shares, respectively	544	548
Additional paid-in capital	536,377	582,749
Accumulated other comprehensive loss	(196,012)	(211,477)
Accumulated earnings	1,172,978	969,731
Total stockholders' equity	1,513,887	1,341,551
Total liabilities and stockholders' equity	$5,653,699	$4,131,520
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Service revenues	$3,048,019	$2,724,584	$2,842,881
Product revenues	757,547	419,513	569,309
Total revenues	3,805,566	3,144,097	3,412,190
Cost of revenues: (exclusive of items shown separately below)
Service revenues	2,105,043	1,786,718	1,945,021
Product revenues	504,794	351,033	442,798
Total cost of revenues	2,609,837	2,137,751	2,387,819
Selling, general and administrative expenses	537,962	451,044	484,054
Accretion of environmental liabilities	11,745	11,051	10,136
Depreciation and amortization	298,135	292,915	300,725
Income from operations	347,887	251,336	229,456
Other (expense) income, net	(515)	(290)	2,897
Loss on early extinguishment of debt	—	—	(6,131)
(Loss) gain on sale of businesses	—	(3,376)	687
Interest expense, net of interest income of $2,218, $3,462 and $4,227, respectively	(77,657)	(73,120)	(78,670)
Income before provision for income taxes	269,715	174,550	148,239
Provision for income taxes	66,468	39,713	50,499
Net income	$203,247	$134,837	$97,740
Earnings per share:
Basic	$3.73	$2.43	$1.75
Diluted	$3.71	$2.42	$1.74
Shares used to compute earnings per share — Basic	54,514	55,479	55,845
Shares used to compute earnings per share — Diluted	54,761	55,690	56,129
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income	$203,247	$134,837	$97,740
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(285)	(8)	(120)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	332
Unrealized gain (loss) on interest rate hedge	6,235	(20,970)	(14,401)
Reclassification adjustment for loss on interest rate hedge included in net income	10,011	8,180	2,335
Unrealized gain (loss) on net pension liability	1,094	(189)	44
Foreign currency translation adjustments	(1,590)	11,561	25,130
Other comprehensive income (loss), net of tax	15,465	(1,426)	13,320
Comprehensive income	$218,712	$133,411	$111,060

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$203,247	$134,837	$97,740
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	298,135	292,915	300,725
Allowance for doubtful accounts	8,018	10,133	2,408
Amortization of deferred financing costs and debt discount	4,245	3,666	3,809
Accretion of environmental liabilities	11,745	11,051	10,136
Changes in environmental liability estimates	2,979	10,698	(332)
Deferred income taxes	1,482	(9,748)	8,005
Other expense (income), net	515	290	(2,897)
Stock-based compensation	18,839	18,502	17,816
Loss (gain) on sale of businesses	—	3,376	(687)
Loss on early extinguishment of debt	—	—	6,131
Environmental expenditures	(15,506)	(12,401)	(18,701)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(96,551)	22,422	(33,271)
Inventories and supplies	(31,689)	(7,933)	(15,869)
Other current and non-current assets	9,268	(12,602)	(14,421)
Accounts payable	108,398	(80,328)	7,153
Other current and long-term liabilities	22,872	45,719	45,447
Net cash from operating activities	545,997	430,597	413,192
Cash flows used in investing activities:
Additions to property, plant and equipment	(241,856)	(196,256)	(216,324)
Proceeds from sale and disposal of fixed assets	22,156	9,623	11,655
Acquisitions, net of cash acquired	(1,253,232)	(8,839)	(29,363)
Additions to intangible assets including costs to obtain or renew permits	(3,848)	(2,029)	(3,904)
Purchases of available-for-sale securities	(129,234)	(70,891)	(35,836)
Proceeds from sale of available-for-sale securities	98,412	61,220	51,202
Proceeds from sale of businesses, net of transactional costs	—	7,712	4,714
Net cash used in investing activities	(1,507,602)	(199,460)	(217,856)
Cash flows from (used in) financing activities:
Change in uncashed checks	(1,806)	5,404	(3,705)
Tax payments related to withholdings on vested restricted stock	(10,805)	(5,331)	(7,429)
Repurchases of common stock	(54,410)	(74,844)	(21,390)
Deferred financing costs paid	(13,737)	(2,171)	(10,079)
Payments on finance leases	(8,458)	(4,469)	(586)
Premiums paid on early extinguishment of debt	—	—	(2,701)
Principal payments on debt	(7,535)	(7,535)	(852,535)
Proceeds from issuance of debt, net of discount	995,000	—	845,000
Borrowings from revolving credit facility	—	150,000	—
Payments on revolving credit facility	—	(150,000)	—
Net cash from (used in) financing activities	898,249	(88,946)	(53,425)
Effect of exchange rate change on cash	(3,170)	4,919	3,573
(Decrease) increase in cash and cash equivalents	(66,526)	147,110	145,484
Cash and cash equivalents, beginning of year	519,101	371,991	226,507
Cash and cash equivalents, end of year	$452,575	$519,101	$371,991
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$73,440	$72,535	$60,852
Income taxes paid, net of refunds	65,192	53,123	27,035
Non-cash investing activities:
Property, plant and equipment accrued	19,264	3,536	30,964
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value			Accumulated Earnings
Balance at January 1, 2019	55,847	$558	$655,415	$(223,371)	$737,154	$1,169,756
Net income	—	—	—	—	97,740	97,740
Other comprehensive income	—	—	—	13,320	—	13,320
Stock-based compensation	—	—	17,816	—	—	17,816
Issuance of common stock for restricted share vesting, net of employee tax withholdings	249	3	(7,432)	—	—	(7,429)
Repurchases of common stock	(298)	(3)	(21,387)	—	—	(21,390)
Balance at December 31, 2019	55,798	558	644,412	(210,051)	834,894	1,269,813
Net income	—	—	—	—	134,837	134,837
Other comprehensive loss	—	—	—	(1,426)	—	(1,426)
Stock-based compensation	—	—	18,502	—	—	18,502
Issuance of common stock for restricted share vesting, net of employee tax withholdings	179	2	(5,333)	—	—	(5,331)
Repurchases of common stock	(1,204)	(12)	(74,832)	—	—	(74,844)
Balance at December 31, 2020	54,773	548	582,749	(211,477)	969,731	1,341,551
Net income	—	—	—	—	203,247	203,247
Other comprehensive income	—	—	—	15,465	—	15,465
Stock-based compensation	—	—	18,839	—	—	18,839
Issuance of common stock for restricted share vesting, net of employee tax withholdings	235	2	(10,807)	—	—	(10,805)
Repurchases of common stock	(589)	(6)	(54,404)	—	—	(54,410)
Balance at December 31, 2021	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) OPERATIONS
Clean Harbors, Inc., through its subsidiaries (collectively, the "Company"), is a leading provider of environmental and industrial services throughout North America. The Company is also the largest re-refiner and recycler of used oil and the premier provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
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
Changes in Operating Segments
During the first quarter of 2021, the Company reorganized its Safety-Kleen business. The collection services for waste oil, used oil filters, antifreeze and related items and bulk blended oil sales operations were combined with the Safety-Kleen Oil business to form the Safety-Kleen Sustainability Solutions business. Under this structure, Safety-Kleen Sustainability Solutions will encompass both sides of the spread that the Company manages in its re-refinery business. Concurrently with this change, the Company consolidated the Safety-Kleen branches' core offerings, including containerized waste, parts washer and vacuum services, into the legacy Clean Harbors Environmental Services sales and service operations.
In restructuring the operations of the Company in this manner, the information that the chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed to conform to this new operating structure of the business and the Company reevaluated the identification of its operating segments. In accordance with ASC 280, Segment Reporting, Environmental Services and Safety-Kleen Sustainability Solutions are the Company's operating segments and reportable segments starting in the first quarter of 2021, with the operations not managed through the Company's operating segments described above continuing to be recorded as Corporate Items. Segment financial information has been retrospectively adjusted to reflect these changes. The impact of the segment change has been reflected throughout our financial statements and related disclosures, including here in Note 2, "Significant Accounting Policies," as well as in Note 3, "Revenues," Note 4, "Business Combinations," Note 7, "Goodwill and Other Intangible Assets" and Note 19, "Segment Reporting."
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Marketable Securities
The Company, through its wholly-owned captive insurance subsidiary, invests in marketable securities consisting of U.S. Treasury securities, corporate notes and bonds as well as commercial paper. As of December 31, 2021 and 2020, the Company had total marketable securities as follows (in thousands):

	December 31, 2021	December 31, 2020
U.S. Treasury securities	$901	$28,901
Municipal bonds	1,978	—
Corporate notes and bonds	57,685	22,956
Commercial paper	21,160	—
Total marketable securities	$81,724	$51,857
Realized gains and losses on sales of available-for-sale marketable securities in the years presented were immaterial. The majority of the marketable securities have a remaining maturity of less than one year and fair value approximates cost.
Allowance for Doubtful Accounts and Revenue Allowance
On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on an evaluation of certain criteria and evidence of collection uncertainty including historical collection trends, reasonable expectations of future collections, current economic trends and changes in customer payment patterns. Past-due receivable balances are written off when the Company's collection efforts have been deemed unsuccessful in collecting the outstanding balance due.
    Due to the nature of the Company's businesses and the invoices that result from the services provided, customers may withhold payments and attempt to renegotiate amounts invoiced. In addition, for some of the services provided, the Company's invoices are based on quotes that, in limited instances can result in adjustments to revenue subsequent to billing. Based on industry knowledge and historical trends, the Company records a revenue allowance in anticipation of these expected adjustments. This practice causes the volume of activity flowing through the revenue allowance during the year to be higher than the balance at the end of the year. The revenue allowance is intended to cover the net amount of revenue adjustments that may need to be credited to customers' accounts in future periods. Management determines the appropriate total revenue allowance by evaluating the following factors on an invoice-by-invoice basis as well as on a consolidated level: trends in adjustments to previously billed amounts, existing economic conditions, communications with customers and other information as deemed applicable. Revenue allowance estimates can differ from the actual adjustments, but historically the revenue allowance has been sufficient to cover the net amount of the reserve adjustments issued in subsequent reporting periods.
The following table reflects the activity in the allowance for doubtful accounts and revenue allowance (in thousands):

	Allowance for Doubtful Accounts			Revenue Allowance
	2021	2020	2019	2021	2020	2019
Balance at January 1,	$24,634	$22,493	$26,368	$20,115	$16,218	$17,947
Additions charged to earnings	8,018	10,133	2,408	34,319	45,784	35,549
Deductions from reserves, net of recoveries	(8,516)	(7,992)	(6,283)	(38,430)	(41,887)	(37,278)
Balance at December 31,	$24,136	$24,634	$22,493	$16,004	$20,115	$16,218
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
Inventories and Supplies
Inventories are stated at the lower of cost or market. The cost of oil and oil products as well as the cost of supplies and drums, solvent and solution and other inventories is principally determined on a first-in, first-out ("FIFO") basis. The Company

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
continually reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.
Property, Plant and Equipment, net (excluding landfill assets and finance lease right-of-use assets)
Property, plant and equipment, net is stated at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. Gains and losses on the sale of property, plant and equipment are included in other (expense) income, net. During the construction and development period of an asset, the costs incurred are classified as construction-in-progress. When the asset is ready for its intended use, the asset is reclassified to an appropriate asset classification and depreciation or amortization commences. The Company depreciates and amortizes the capitalized cost of these assets, using the straight-line method as follows:

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
Business Combinations
In accordance with the acquisition method of accounting, the purchase price paid for an acquisition is allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. As required, a preliminary fair value is determined once a business is acquired, with the final determination of the fair value being completed no later than one year from the date of acquisition.
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
We determine our reporting units by identifying the components of each operating segment. As of December 31, 2021, using our segment conclusions then in place, we had three reporting units consisting of, Environmental Sales and Service, Environmental Facilities and Safety-Kleen Sustainability Solutions. See Note 7, "Goodwill and Other Intangible Assets," for additional information related to the Company's goodwill impairment tests.
Permits and Other Intangibles
Costs related to acquiring licenses, permits and intangible assets, such as legal fees, site surveys, engineering costs and other expenditures are capitalized. Other intangible assets consist primarily of customer and supplier relationships, trademarks and trade names and developed technology.
Permits relating to landfills are amortized on a units-of-consumption basis. All other permits are amortized over periods

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ranging from five to 30 years on a straight-line basis. Finite-lived other intangible assets are amortized on a straight-line basis over their respective useful lives, which range from two to 25 years.
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
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $13.7 million, $10.9 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Changes in the determination of when the landfill will cease accepting waste, either through a business decision by the Company, determination that expansion capacity should no longer be considered probable or changes in estimates on annual airspace consumption, will impact the amortization expense of the landfill assets. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is highly probable of ultimately being permitted. As of December 31, 2021, there were no unpermitted expansions included in the Company's landfill accounting model. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2021, the Company had 9 active landfill sites (including the Company's two non-commercial landfills), which have estimated remaining lives (based on anticipated waste volumes and remaining highly probable airspace) as follows:

Facility Name	Location	Remaining Lives (Years)	Permitted Remaining Highly Probable Airspace (cubic yards) (in thousands)
Buttonwillow	California	21	5,500
Deer Park	Texas	1	32
Deer Trail	Colorado	26	1,572
Grassy Mountain	Utah	40	4,608
Kimball	Nebraska	5	120
Lambton	Ontario, Canada	48	4,534
Lone Mountain	Oklahoma	16	3,617
Ryley	Alberta, Canada	3	455
Sawyer	North Dakota	84	3,346
			23,784
At December 31, 2021 and 2020, the Company had no cubic yards of permitted, but not highly probable, airspace.
The following table presents the remaining highly probable airspace from January 1, 2019 through December 31, 2021 (in thousands of cubic yards):

	2021	2020	2019
Remaining capacity, beginning of year	24,716	28,494	29,760
Changes in highly probable airspace, net	—	(2,962)	—
Consumed	(932)	(816)	(1,266)
Remaining capacity, end of year	23,784	24,716	28,494
The Company is in the process of closing two commercial landfill sites, Altair and Westmorland. These landfills are classified as inactive with no airspace at either landfill being consumed in 2021. During 2020, the Altair landfill, a non-hazardous landfill, reached permitted capacity. Airspace consumed from the Altair landfill in the years ended December 31, 2020 and 2019 was 25 and 132 thousand cubic yards, respectively. During 2020, the Company also decided to close the Westmorland landfill, a hazardous landfill, due to the costs of obtaining and maintaining permits and operating the landfill. No airspace had been consumed at the Westmorland landfill in any period presented. The change in the highly probable airspace, net in 2020 is predominately the result of the Company's decision to close the Westmorland and Altair landfills.
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
Landfill final closure and post-closure liabilities—The balance of landfill final closure and post-closure liabilities at December 31, 2021 and 2020 was $53.4 million and $48.4 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
regulatory agency in Canada for landfill final closure and post-closure activities. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post-closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for inflation (1.02% during both 2021 and 2020) and discounted at the Company's credit-adjusted risk-free interest rate (4.84% and 5.60% during 2021 and 2020, respectively).
Non-Landfill Closure and Post-Closure Liabilities
The balance of non-landfill closure and post-closure liabilities at December 31, 2021 and 2020 was $45.7 million and $39.5 million, respectively. Non-landfill closure and post-closure obligations arise when the Company commences non-landfill facility operations and include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs as required by the closure permit. Post-closure periods are performance-based and are not typically specified in terms of years in the closure permit, but generally range from 10 to 30 years or more.
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
Remedial Liabilities
The balance of remedial liabilities at December 31, 2021 and 2020 was $111.9 million and $114.8 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired and Superfund sites owned by third parties for which the Company, or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations, have been identified as potentially responsible parties ("PRPs") or potential PRPs. The Company's estimate of remedial liabilities involves an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. The measurement of remedial liabilities is reviewed at least quarterly and changes in estimates are recognized in the consolidated statements of operations when identified.
The Company periodically evaluates potential remedial liabilities at sites that it owns or operates or to which the Company or the sellers of the Chemical Services Division of Safety-Kleen ("CSD") assets (or the respective predecessors of the Company or such sellers) transported or disposed of waste, including 131 Superfund sites as of December 31, 2021. The Company periodically reviews and evaluates sites requiring remediation giving consideration to the nature (i.e., owner, operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's (or such sellers') alleged connection with the site, the extent (if any) to which the Company believes it may have an obligation to indemnify cleanup costs in connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company (or such sellers) to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred and an amount can be estimated, a liability is recognized.
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
Revenue Recognition
The Company generates service and product revenues through the following operating segments: Environmental Services and Safety-Kleen Sustainability Solutions. The Company's Environmental Services operating segment generally has four sources of revenue and the Safety-Kleen Sustainability Solutions operating segment has two sources of revenue.
The Company recognizes revenue when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The majority of the Company’s revenues are for services, which are recognized based on time and materials incurred at contractually agreed-upon rates. Product revenues are recognized when the products are delivered and control transfers to the customer. The Company’s payment terms vary by the type of customers and the products or services offered. The periods between invoicing and when payments are due are not significant. Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in costs of revenues. In the course of operations, the Company collects sales tax and other excise taxes from its customers and recognizes a current liability, which is then relieved when the taxes are remitted to the appropriate government authorities. The Company excludes sales and other excise taxes that it collects from customers from its revenues.

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
Defined Contribution Plan
The Company has defined contribution plans under which eligible employees may contribute up to the maximum amount as provided by law. The Company matches a portion of these employee contributions and contributed $20.5 million, $18.6 million and $14.6 million in 2021, 2020 and 2019 respectively.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was $6.0 million in 2021, $9.0 million in 2020 and $9.8 million in 2019.
Government Grants
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in response to the widespread economic impact of the COVID-19 pandemic, providing companies, among other things, tax credits for a portion of wages paid to qualifying employees. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy ("CEWS") to help employers offset a portion of their employee wages. These programs (collectively referred to as "Government Programs") were extended in 2021.
The Company recorded the benefits from the Government Programs as an offset to the related operating expenses in either cost of revenues or selling, general and administrative expenses. During the year ended December 31, 2021, the Company recognized $9.2 million and $2.9 million of Government Program benefits in cost of revenues and selling, general and administrative expenses, respectively. During the year ended December 31, 2020, the Company recognized $29.1 million and $13.2 million of Government Program benefits in cost of revenues and selling, general and administrative expenses, respectively. The benefits received under the Government Programs do not require repayment.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. In addition, the Company issues awards with performance targets established prior to or at the grant date. The expense for these awards is recognized over the requisite service period when management believes it is probable those performance targets will be achieved. The fair value of the Company's grants are based on the closing price of the Company's common stock on the respective dates of grant. Forfeitures are recognized as they occur. Stock-based compensation is recognized in selling, general and administrative expense.
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
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the consolidated statements of operations. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheets.
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
The Company generally enters into long-term real estate leases with three to ten-year terms and long-term non-real estate leases with two to eight-year terms. In the normal course of business, the Company also enters into short-term leases having terms of less than one-year. These leases are generally equipment leases entered into for short periods of time (e.g. daily, weekly or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed or seasonality factors. The Company has elected not to recognize right-of-use ("ROU") assets and lease liabilities for these short-term leases. Expense for all such short-term leases is disclosed as short-term lease cost as shown in Note 18, "Leases."
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
Certain of the Company's real estate leases contain escalating future lease payments. Escalating lease payments that are based upon explicit amounts contained in the lease or an index (e.g., consumer price index) are included in the Company's determination of future lease payments to determine the ROU asset and lease liability recognized at the commencement date. Any differences in the future lease payments from initial recognition are not anticipated to be material and will be recorded as variable lease cost in the period incurred. The variable lease cost will also include the Company’s portion of property tax, utilities and common area maintenance. A significant portion of the Company’s real estate lease agreements include renewal periods at the Company’s option. The Company includes these renewal periods in the lease term only when renewal is reasonably certain based upon facts and circumstances specific to the lease and known by the Company. Certain of the equipment and rail car leases transfer ownership upon the conclusion of the lease term and as such, are classified as finance leases. Leases containing purchase options are classified as finance leases only when it is reasonably certain that the Company will execute such options.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) REVENUES
We disaggregate the Company’s third-party revenues by geographic location and source of revenue as we believe these categories depict how revenue and cash flows are affected by economic factors. The Company's significant sources of revenue include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, hydro excavation, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental, contamination or pandemic related emergencies include any scale from man-made disasters such as oil spills, to natural disasters such as hurricanes. More recently, demand has increased for projects involving contagion disinfection, decontamination and disposal services in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the service as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Industrial Services and Other—Industrial Services contribute to the revenues of the Environmental Services operating segment. These revenues are primarily generated from industrial and specialty services provided to refineries, mines, upgraders, chemical plants, pulp and paper mills, manufacturing facilities, power generation facilities and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, specialty cleaning services including chemical cleaning, pigging and high and ultra-high pressure water cleaning, leak detection and repair, daylighting, production services and upstream energy services. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the Safety-Kleen Sustainability Solutions operating segment depending upon the nature of such revenues and operating responsibilities relative to driving these revenues. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen branches' core service offerings, contribute to the revenues of the Environmental Services operating segment. In

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services, sales of bulk blended oil products and sales of bulk automotive fluids contribute to the Safety-Kleen Sustainability Solutions operating segment.
Generally, the revenue from services is recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The duration of such services can be over a number of hours or several days. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control whereby control transfers when the products are delivered to the customer. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Related collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. Parts washer services include customer use of our parts washer equipment, cleaning and maintenance of the parts washer equipment and removal and replacement of used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services.
Safety-Kleen Oil—Safety-Kleen Oil related sales contribute to the revenues of the Safety-Kleen Sustainability Solutions segment. These revenues are generated from sales of high-quality base and blended lubricating oils to third-party distributors, government agencies, fleets, railroads and industrial customers. The business also sells recycled fuel oil to asphalt plants, industrial plants and pulp and paper companies. The used oil is also processed into vacuum gas oil which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market. Revenue for oil products is recognized at a point in time, upon the transfer of control. Control transfers when the products are delivered to the customer.
The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the year ended December 31, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,631,112	$693,542	$299	$3,324,953
Canada	394,795	85,818	—	480,613
Total third-party revenues	$3,025,907	$779,360	$299	$3,805,566

Sources of Revenue
Technical Services	$1,209,624	$—	$—	$1,209,624
Field and Emergency Response Services (1)	466,380	—	—	466,380
Industrial Services and Other (2)	705,999	—	299	706,298
Safety-Kleen Environmental Services	643,904	161,587	—	805,491
Safety-Kleen Oil	—	617,773	—	617,773
Total third-party revenues	$3,025,907	$779,360	$299	$3,805,566
_____________
(1) Includes $28.4 million of third-party revenues generated from the operations of the HydroChemPSC business
(2) Includes $137.7 million of third-party revenues generated from the operations of the HydroChemPSC business

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,287,796	$452,435	$(674)	$2,739,557
Canada	349,845	53,731	964	404,540
Total third-party revenues	$2,637,641	$506,166	$290	$3,144,097

Sources of Revenue
Technical Services	$1,062,714	$—	$—	$1,062,714
Field and Emergency Response Services	461,036	—	—	461,036
Industrial Services and Other	480,331	—	290	480,621
Safety-Kleen Environmental Services	633,560	175,676	—	809,236
Safety-Kleen Oil	—	330,490	—	330,490
Total third-party revenues	$2,637,641	$506,166	$290	$3,144,097

	For the year ended December 31, 2019
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,390,718	$550,700	$(586)	$2,940,832
Canada	411,964	57,672	1,722	471,358
Total third-party revenues	$2,802,682	$608,372	$1,136	$3,412,190

Sources of Revenue
Technical Services	$1,120,043	$—	$—	$1,120,043
Field and Emergency Response Services	340,906	—	—	340,906
Industrial Services and Other	631,414	—	1,136	632,550
Safety-Kleen Environmental Services	710,319	141,201	—	851,520
Safety-Kleen Oil	—	467,171	—	467,171
Total third-party revenues	$2,802,682	$608,372	$1,136	$3,412,190
Contract Balances

(in thousands)	December 31, 2021	December 31, 2020
Receivables	$792,734	$611,534
Contract assets (unbilled receivables)	94,963	55,681
Contract liabilities (deferred revenue)	83,749	74,066
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
Variable Consideration
The nature of the Company's contracts give rise to certain types of variable consideration, including in limited cases volume discounts. Accordingly, management establishes a revenue allowance to cover the estimated amounts of revenue that may need to be credited to customers' accounts in future periods. The Company estimates the amount of variable consideration

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to include in the estimated transaction price based on historical experience, anticipated performance and management's best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. There have been no material changes in estimates of variable consideration in the periods presented.
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
The Company’s contract costs that are subject to capitalization are comprised of costs associated with parts washer services and costs associated with the treatment and disposal of waste. As of December 31, 2021 and 2020, the Company's deferred contract costs totaled $26.4 million and $22.8 million, respectively. Deferred parts washer costs are recognized over the service interval as the customer receives the benefit of the services, and deferred costs related to treatment and disposal of waste are recognized when the corresponding waste is disposed. Deferred costs are included within total current assets in the Company’s consolidated balance sheets. The deferred contract cost balances at the beginning of each period presented were fully recognized in cost of revenue in the subsequent three-month period.
(4) BUSINESS COMBINATIONS
HydroChemPSC
On October 8, 2021, the Company completed its previously announced acquisition of LJ Energy Services Intermediate Holding Corp. and its subsidiaries (collectively, “HydroChemPSC”), a privately owned company. HydroChemPSC is a leading U.S. provider of industrial cleaning, specialty maintenance and utilities services with annual revenues of $715.3 million in 2020. The acquired operations, including more than 4,500 employees, over 240 service locations and a fleet of specialized vehicles and equipment, will enhance the Company's Environmental Services Segment.
The Company paid an all-cash purchase price for HydroChemPSC of approximately $1.23 billion. The Company incurred acquisition, severance and integration related costs of approximately $6.0 million in connection with the transaction which are included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021. The Company financed the purchase with net proceeds from the Company’s issuance of $1.0 billion of senior secured term loans on October 8, 2021. The remainder of the purchase price was funded through existing cash. See Note 11, "Financing Arrangements" for additional information regarding the issuance of the term loans.
The acquisition of HydroChemPSC has been accounted for as a business combination and is included in the Company's consolidated financial statements commencing October 8, 2021. The fair value of all the acquired assets and liabilities summarized below is provisional pending finalization of the Company's acquisition accounting. The Company retained the services of third-party valuation specialists in determining the fair value of certain tangible and intangible assets, under the supervision of management. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments to the amounts presented below. Measurement period adjustment will reflect new information obtained about facts

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determination and recognition of assets acquired and liabilities assumed (in thousands):

At October 8, 2021
Accounts receivable, including unbilled receivables	131,924
Inventories and supplies	3,162
Prepaid expenses and other current assets	16,016
Property, plant and equipment	313,540
Other intangibles	289,000
Operating lease right-of-use assets	34,347
Other non-current assets	1,045
Current liabilities	(115,704)
Current portion of operating lease liabilities	(11,659)
Operating lease liabilities, less current portion	(26,128)
Deferred tax liabilities	(85,908)
Other long-term liabilities	(2,685)
Total identifiable net assets	546,950
Goodwill (i)	683,463
Total purchase price	$1,230,413
_____________
(i) Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $683.5 million was assigned to the Environmental Sales & Service reporting unit and is attributable to the future economic benefits arising from the acquired operations, synergies and the acquired workforce of HydroChemPSC. None of the goodwill related to this acquisition will be deductible for tax purposes.
Of the $289.0 million of acquired intangibles, the Company recorded a customer relationship intangible for $215.0 million with an estimated useful life of 25 years, an intangible asset for developed technology for $65.0 million with a useful life of 10 years and a trademark/tradename intangible asset for $9.0 million with an estimated useful life of 2 years. The fair values of the acquired intangibles were determined by using discounted cash flow valuation methods with significant estimates and assumptions related to future cash flows driven by estimated revenue growth, operational performance, customer attrition and royalty rates.
The Company's consolidated statement of operations for the year ended December 31, 2021 includes $166.1 million of direct revenues and $166.4 million of expense, including $12.3 million of incremental depreciation and amortization related to the operations of the operations of the acquired business and the $6.0 million of severance and integration costs subsequent to its acquisition on October 8, 2021.
Unaudited Pro Forma Financial Information
The following table presents unaudited pro forma combined summary financial information for the years ended December 31, 2021 and December 31, 2020, respectively, and assumes the acquisition of HydroChemPSC occurred on January 1, 2020 (in thousands):

	2021	2020
Pro forma combined revenues	$4,380,724	$3,859,430
Pro forma combined net income	229,807	149,219
The pro forma results do not include any costs incurred directly attributable to the acquisition of HydroChemPSC. The pro forma results do reflect impacts resulting from the issuance of $1.0 billion senior secured term loans issued in connection with the acquisition assuming interest rates in effect at the time of the acquisition.
This pro forma financial information is not necessarily indicative of the Company's consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
indicative of the Company's consolidated results for any future period. Interest expense used in calculating the pro forma net income in both periods did not contemplate the interest rate swap that the Company put in place in early 2022. See Note 11, "Financing Arrangements."
Other 2021 Acquisition Activity
On March 27, 2021, the Company acquired a privately-owned business for $22.8 million cash consideration. The acquired company increases the Safety-Kleen Sustainability Solutions segment's network within the south central United States. In connection with this acquisition, a preliminary goodwill amount of $16.3 million was recognized. The results of operations for this acquired business were not material in 2021.
On June 29, 2021, the Company signed a definitive agreement with Vertex Energy, Inc. ("Vertex") to acquire certain assets related to Vertex's used motor oil collection and re-refinery business in an all-cash transaction for $140.0 million, subject to working capital and other adjustments. On January 25, 2022, Vertex and the Company mutually agreed to terminate the planned acquisition. In connection with the termination, in early 2022, Vertex paid Clean Harbors a breakup fee of $3.0 million pursuant to the agreement.
2020 Acquisition
On April 17, 2020, the Company acquired a privately-owned business for $8.8 million cash consideration. The acquired company expands the Safety-Kleen Sustainability Solutions segment's oil re-refining operations to the northeast United States. In connection with this acquisition, goodwill of $1.4 million was recognized. The results of operations of this acquired business were not material in 2020.
2019 Acquisitions
On May 31, 2019, the Company acquired a privately-owned business for $14.8 million cash consideration. The acquired company expands the environmental services and hazardous materials management services of the Company and the operations of this acquisition are included in the Environmental Services segment. In connection with this acquisition, a goodwill amount of $7.4 million was recognized.
On March 1, 2019, the Company acquired certain assets of a privately-owned business for $10.4 million cash consideration. The acquired business has components included in both the Environmental Services and Safety-Kleen Sustainability Solutions segments. In connection with this acquisition, a goodwill amount of $5.2 million was recognized.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Oil and oil related products	$101,965	$76,209
Supplies	126,602	120,007
Solvent and solutions	8,099	8,812
Other	14,026	15,470
Total inventories and supplies	$250,692	$220,498
Supplies inventories consist primarily of critical spare parts to support the Company's incinerator and re-refinery operations, personal protective equipment and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$165,010	$139,776
Asset retirement costs (non-landfill)	19,105	16,407
Landfill assets	205,873	191,687
Buildings and improvements (1)	551,795	509,804
Camp equipment	127,680	159,021
Vehicles (2)	912,836	844,026
Equipment (3)	2,092,395	1,807,235
Furniture and fixtures	6,444	7,082
Construction in progress	60,447	24,378
	4,141,585	3,699,416
Less - accumulated depreciation and amortization	2,278,410	2,174,118
Total property, plant and equipment, net	$1,863,175	$1,525,298
___________________________________
(1) Balances inclusive of gross ROU assets classified as finance leases of $8.9 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $77.7 million and $47.2 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.3 million both periods.
Depreciation expense, inclusive of landfill and finance lease amortization was $263.4 million, $257.1 million and $265.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
In connection with the Changes in Operating Segments discussed in Note 2 "Significant Accounting Policies," the Company changed its operating segments in accordance with ASC 280, Segment Reporting. In addition, the Company concluded that it now has three reporting units. The Environmental Services operating segment has two reporting units consisting of (i) Environmental Sales and Service which now includes the legacy Environmental Sales and Service reporting unit and certain operations previously included within Safety-Kleen Environmental Services including the core service offerings of containerized waste, parts washers and vacuum services and (ii) Environmental Facilities, unchanged from prior year. The Safety-Kleen Sustainability Solutions operating segment is a single reporting unit which includes the legacy Safety-Kleen Oil reporting unit and the remaining operations of the legacy Safety-Kleen Environmental Services reporting unit primarily consisting of collection services for waste oil, anti-freeze and used oil filters as well as the sale of bulk blended re-refined oil and other automotive related fluid finished products. The Company allocated goodwill to the newly identified reporting units using a relative fair value approach. The table below has been recast to align with this new presentation.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in goodwill for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2020	$401,680	$123,333	$525,013
Increase from current period acquisition	—	1,439	1,439
Measurement period adjustments from prior period acquisitions	23	—	23
Decrease from disposition of business	(674)	—	(674)
Foreign currency translation	889	333	1,222
Balance at December 31, 2020	$401,918	$125,105	$527,023
Increase from current period acquisitions	683,463	16,349	699,812
Foreign currency translation	153	54	207
Balance at December 31, 2021	$1,085,534	$141,508	$1,227,042
The Company regularly assesses goodwill for impairment when it is more likely than not that events or changes in the business environment ("triggering events") would reduce the fair value of a reporting unit below its carrying value. The Company did not identify any triggering events in the years presented.
Goodwill impairment is also tested annually. The Company conducted its annual impairment test of goodwill as of December 31, 2021 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases, the estimated fair values of the reporting units significantly exceeded the respective carrying values.
Significant judgments and unobservable inputs, categorized as Level 3 in the fair value hierarchy, are inherent in the impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates, and the determination of appropriate discount rates. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. The Company believes that the assumptions used in its impairment tests are reasonable, but variations in any of the assumptions may result in different measurements of fair values.
The impacts of any adverse business and market conditions which may impact the overall performance of the Company's reporting units will continue to be monitored. If the Company's reporting units do not achieve the financial performance that the Company expects, or if there is a significant prolonged change in demand for our products and services, it is possible that goodwill impairment charges may result. There can therefore be no assurance that future events will not result in an impairment of goodwill.
As of December 31, 2021 and 2020, the Company's finite-lived and indefinite-lived intangible assets consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$187,519	$102,408	$85,111	$183,766	$95,033	$88,733
Customer and supplier relationships	576,474	214,776	361,698	382,083	211,895	170,188
Other intangible assets	94,271	19,359	74,912	39,287	34,744	4,543
Total amortizable permits and other intangible assets	858,264	336,543	521,721	605,136	341,672	263,464
Trademarks and trade names	123,191	—	123,191	123,156	—	123,156
Total permits and other intangible assets	$981,455	$336,543	$644,912	$728,292	$341,672	$386,620

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
Amortization expense of permits and other intangible assets for the years ended December 31, 2021, 2020 and 2019 were $34.7 million, $35.8 million and $35.2 million, respectively. During the year, the Company wrote off fully amortized intangible assets with a cost of $39.9 million during the year ended December 31, 2021.
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2021 is as follows (in thousands):

Years ending December 31,	Expected Amortization
2022	$48,845
2023	44,595
2024	40,342
2025	38,485
2026	36,684
Thereafter	312,770
$521,721
(8) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued insurance	$102,853	$77,514
Accrued interest	19,785	19,697
Accrued compensation and benefits	133,604	81,437
Accrued income, real estate, sales and other taxes	29,954	25,843
Interest rate swap liability	17,383	33,630
Accrued other	87,835	57,702
	$391,414	$295,823
As of December 31, 2021 and 2020, accrued insurance included employee medical insurance costs of $18.6 million and $9.4 million, respectively, and accruals for losses under our workers' compensation, comprehensive general liability and vehicle liability self-insurance programs of $82.8 million and $65.6 million, respectively. The increase in accrued insurance was predominately due to incremental balances from the acquisition of HydroChemPSC.
Accrued compensation and benefits increased from the comparable period in 2020 primarily due to an increase in accrued bonus and incremental balances from the acquisition of HydroChemPSC. The majority of the increase in Accrued other is also due to the incremental balances from the acquisition of HydroChemPSC.
The decrease in the fair value of the interest rate swap liability from December 31, 2020 is mainly due to the passage of time and changes in future interest rate expectation. For additional information relating to the derivative liability, see Note 11, "Financing Arrangements."

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2020 through December 31, 2021 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2020	$39,401	$36,250	$75,651
Liabilities assumed in acquisitions	—	265	265
New asset retirement obligations	2,101	—	2,101
Accretion	3,254	3,399	6,653
Changes in estimates recorded to consolidated statement of operations	6,465	103	6,568
Changes in estimates recorded to consolidated balance sheet	481	201	682
Expenditures	(3,445)	(753)	(4,198)
Currency translation and other	155	49	204
Balance at December 31, 2020	48,412	39,514	87,926
Liabilities assumed in acquisitions	—	1,446	1,446
New asset retirement obligations	2,443	—	2,443
Accretion	3,655	3,702	7,357
Changes in estimates recorded to consolidated statement of operations	2,287	396	2,683
Changes in estimates recorded to consolidated balance sheet	2,297	1,415	3,712
Expenditures	(5,818)	(784)	(6,602)
Currency translation and other	149	(11)	138
Balance at December 31, 2021	$53,425	$45,678	$99,103
During 2020, the Company took actions to begin the closure of two of its commercial landfill sites. The Altair landfill reached its permitted capacity and the Westmorland landfill was closed due to the costs of obtaining and maintaining permits and operating the landfill. The changes in estimate recorded to the consolidated statement of operations includes $2.3 million and $6.8 million in 2021 and 2020, respectively, related to the closure of these two commercial landfills.
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2022	$12,612
2023	11,452
2024	13,460
2025	10,791
2026	8,143
Thereafter	276,236
Undiscounted closure and post-closure liabilities	332,694
Less: Discount at credit-adjusted risk-free rate	(158,941)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(74,650)
Present value of closure and post-closure liabilities	$99,103

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2020 through December 31, 2021 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2020	$1,851	$61,991	$50,331	$114,173
Accretion	90	2,607	1,701	4,398
Changes in estimates recorded to consolidated statement of operations	(15)	2,873	1,272	4,130
Expenditures	(61)	(4,332)	(3,810)	(8,203)
Currency translation and other	—	(79)	394	315
Balance at December 31, 2020	1,865	63,060	49,888	114,813
Liabilities assumed in acquisitions	—	—	1,216	1,216
Accretion	90	2,614	1,684	4,388
Changes in estimates recorded to consolidated statement of operations	(126)	(178)	600	296
Expenditures	(49)	(4,889)	(3,966)	(8,904)
Currency translation and other	—	(820)	884	64
Balance at December 31, 2021	$1,780	$59,787	$50,306	$111,873
In 2021, there were no significant charges or benefits resulting from changes in estimates for remedial liabilities. During 2020, the Company increased its remedial liabilities for an inactive site and a Superfund site by $3.3 million and $1.8 million, respectively, due to updated regulatory remediation requirements received during the year.
Anticipated payments at December 31, 2021 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2022	$14,416
2023	17,530
2024	12,098
2025	7,769
2026	6,002
Thereafter	73,185
Undiscounted remedial liabilities	131,000
Less: Discount at risk free rates	(19,127)
Total remedial liabilities	$111,873

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's estimated remedial liabilities and reasonably possible additional liabilities as of December 31, 2021 disaggregated by facility/site type (in thousands, except percentages):

Type of Facility or Site	Remedial Liabilities	% of Total	Reasonably Possible Additional Liabilities (1)
Facilities now used in active conduct of the Company's business (44 facilities)	$42,875	38.3%	$8,520
Inactive facilities not now used in active conduct of the Company's business but most of which were acquired because the assumption of remedial liabilities for such facilities was part of the purchase price for the CSD assets (24 facilities)	59,801	53.5	11,237
Superfund sites (16 sites)	9,197	8.2	1,380
Total	$111,873	100.0%	$21,137
___________________________________
(1)Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.
The following table presents the Company's estimated remedial liabilities and reasonably possible additional liabilities as of December 31, 2021 disaggregated by facilities/sites which represent at least 5% of the total and with all other facilities/ sites combined (in thousands, except percentages):

Location	Type of Facility or Site	Remedial Liabilities(1)	% of Total	Reasonably Possible Additional Liabilities(2)
Baton Rouge, LA	Closed incinerator and landfill	$25,761	23.0%	$4,306
Bridgeport, NJ	Closed incinerator	17,792	15.9	3,605
Mercier, Quebec	Idled incinerator and legal proceedings	11,460	10.3	1,729
Linden, NJ	Operating solvent recycling center	6,974	6.2	1,460
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (64 facilities)	40,689	36.4	8,657
Various	Superfund sites (each representing less than 5% of total liabilities) (16 sites)	9,197	8.2	1,380
Total		$111,873	100.0%	$21,137
_________________________________
(1)$24.1 million of the $111.9 million remedial liabilities include estimates related to the legal and administrative proceedings discussed in Note 17, "Commitments and Contingencies," as well as other such estimated remedial liabilities.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company's long-term debt (in thousands):

Current Portion of Long-Term Debt:	December 31, 2021	December 31, 2020
Secured senior term loans	$17,535	$7,535

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$712,091	$719,626
Secured senior term loans due October 8, 2028 ("2028 Term Loans")	990,000	—
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	2,547,091	1,564,626
Unamortized debt issuance costs and discount, net	(30,067)	(14,985)
Long-term debt, at carrying value	$2,517,024	$1,549,641
Secured Senior Term Loans. On October 8, 2021, the Company, and substantially all of the Company’s domestic subsidiaries as guarantors, entered into Incremental Facility Amendment No. 2 to the Company’s existing Credit Agreement dated as of June 30, 2017 (the “Term Loan Agreement”). Incremental Facility Amendment No. 2 provides for the 2028 Term Loans in the aggregate principal amount of $1.0 billion which will mature on October 8, 2028. Proceeds from the issuance of the 2028 Term Loans were $981.3 million after debt discount and debt issuance costs and were used to fund the acquisition of HydroChemPSC. The 2028 Term Loans are in addition to the aggregate of $719.6 million of 2024 Term Loans which are also outstanding under the Term Loan Agreement and which will mature on June 30, 2024 (collectively referred to as the "Term Loans.") The 2028 Term Loans may be prepaid at any time without premium or penalty other than customary breakage costs with respect to Eurodollar based loans or if the Company engages in certain repricing transactions before April 9, 2022, in which event a 1.0% prepayment premium would be due. The 2024 Term Loans may be prepaid at any point without premium or penalty other than customary breakage costs. The Company’s obligations under the Term Loan Agreement with respect to both the 2024 Term Loans and the 2028 Term Loans are guaranteed by all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.
The 2028 Term Loans under the Term Loan Agreement bear interest, at the Company’s election, at either of the following rates: (a) the sum of the Eurodollar Rate (as defined in the Term Loan Agreement) plus 2.00%, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 1.00%, with the Eurodollar Rate being subject to a floor of 0.00% and the Base Rate being subject to a floor of 1.00%. The applicable interest rate margins for the 2024 Term Loans are 1.75% for Eurocurrency borrowings and 0.75% for base rate borrowings. Interest is paid monthly. The effective annual interest rate on December 31, 2021 was 2.04%. The Term Loan Agreement was also amended to adopt a LIBOR successor rate.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2021 and 2020, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.6 billion and $1.6 billion, respectively. The Company’s estimates of the fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
are guaranteed by substantially all of the Company’s Canadian subsidiaries and secured by a first lien on the accounts receivable of the Canadian subsidiaries.
On March 31, 2020, the Company borrowed $150.0 million under the revolving credit facility. The Company repaid the full amount of the borrowing during 2020. The revolving credit facility had no outstanding loan balances at December 31, 2021 and 2020 and had availability of $261.4 million and outstanding letters of credit of $138.6 million at December 31, 2021.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
Although the interest rates on the Term Loans are variable, the Company has effectively fixed the interest rate on $350.0 million principal of the outstanding 2024 Term Loans by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million ("2018 Swaps"). Under the terms of the interest rate swap agreements, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average rate of approximately 2.92%, resulting in an effective annual interest rate of approximately 4.67%.
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
As of December 31, 2021 and 2020, the Company recorded a derivative liability with a fair value of $17.4 million and $33.6 million, respectively, within accrued expenses in connection with the 2018 Swap cash flow hedges.
The fair value of the interest rate swaps is calculated using discounted cash flow valuation methodologies based upon the one-month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the interest rate swaps and as such is considered a Level 2 measure according to the fair value hierarchy.
In January 2022, the Company entered into interest rate swap agreements ("2022 Swaps") with a notional amount of $600.0 million to effectively fix the interest rate on $600.0 million principal of the outstanding 2028 Term Loans. Under the terms of the 2022 Swaps' agreements, the Company will receive interest based upon the variable rates on the 2028 Term Loans and pay a fixed amount of interest. The fixed rate on these instruments is 0.931% through June 30, 2023 and then increases to 1.9645% from July 1, 2023 through September 30, 2027. The variable rate on these instruments is designed to both mirror the current 2028 Term Loan interest payments and the successor rate upon the eventual sunsetting of the LIBOR rate. The Company will apply cash flow hedge accounting to these instruments which will begin being presented in the financial statements in the first quarter of 2022.
(12) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Domestic	$223,438	$168,117	$156,571
Foreign	46,277	6,433	(8,332)
Total	$269,715	$174,550	$148,239

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes consisted of the following (in thousands, except percentages):

	For the years ended December 31,
	2021	2020	2019
Current:
Federal	$42,480	$33,327	$20,482
State	18,126	14,575	14,564
Foreign	4,380	1,559	7,448
	64,986	49,461	42,494
Deferred
Federal	2,275	(965)	7,933
State	(4,777)	(2,506)	550
Foreign	3,984	(6,277)	(478)
	1,482	(9,748)	8,005
Provision for income taxes	$66,468	$39,713	$50,499

Effective tax rate	24.6%	22.8%	34.1%
The Company's effective income tax rate varied from the amount computed using the statutory federal income tax rate of 21% as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Tax expense at US statutory rate	$56,640	$36,655	$31,130
State income taxes, net of federal benefit	12,101	9,837	10,597
Foreign rate differential	1,922	1,256	276
Valuation allowance	(9,139)	(11,339)	4,459
Uncertain tax position interest and penalties	263	(712)	474
Tax credits expired (used)	2,530	2,039	(50)
Non-deductible compensation	2,326	1,406	1,922
Other	(175)	571	1,691
Provision for income taxes	$66,468	$39,713	$50,499
The valuation allowance benefits recognized in 2021 and 2020 are predominately related to taxable earnings in certain Canadian entities that benefited from the wage subsidy received under CEWS. In addition, foreign tax credits that expired in 2021 and 2020 had full valuation allowances which were also written off, contributing to the valuation allowance benefits in the table above. The foreign tax credit expirations and associated valuation allowance write offs had no net impact to the provision for income taxes in either year.
During the year ended December 31, 2020, the Company recorded $1.3 million of tax benefits related to tax deductible foreign currency losses to accumulated other comprehensive loss and as such these benefits are not included within the provision for income taxes. See Note 15, "Accumulated Other Comprehensive Loss," for additional information related to these transactions.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the total net deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Deferred tax assets:
Provision for doubtful accounts	$10,188	$10,305
Closure, post-closure and remedial liabilities	28,206	28,665
Operating lease liabilities	42,218	38,151
Accrued expenses	20,455	16,797
Accrued compensation and benefits	24,504	11,372
Net operating loss carryforwards(1)	68,381	50,433
Tax credit carryforwards(2)	12,368	14,471
Interest rate swap liability	5,215	10,089
Stock-based compensation	2,705	3,040
Other	5,635	5,553
Total deferred tax assets	219,875	188,876
Deferred tax liabilities:
Property, plant and equipment	(273,883)	(194,604)
Operating lease right-of-use assets	(41,260)	(38,018)
Permits and other intangible assets	(138,241)	(95,492)
Prepaid expenses	(10,212)	(9,660)
Total deferred tax liabilities	(463,596)	(337,774)
Total net deferred tax liability before valuation allowance	(243,721)	(148,898)
Less valuation allowance	(69,806)	(77,044)
Net deferred tax liabilities	$(313,527)	$(225,942)
___________________________________
(1)As of December 31, 2021, the net operating loss carryforwards included (i) state net operating loss carryforwards of $280.6 million which will begin to expire in 2022, (ii) federal net operating loss carryforwards of $124.1 million which will begin to expire in 2024 and (iii) foreign net operating loss carryforwards of $116.0 million which will begin to expire in 2022. The increases in the state net operating loss carryforwards and federal net operating loss carryforwards are due to balances acquired in the HydroChemPSC acquisition.
(2)As of December 31, 2021, the foreign tax credit carryforwards of $11.0 million will expire between 2022 and 2024.
The Company has not accrued for any remaining undistributed foreign earnings. These amounts continue to be indefinitely reinvested in foreign operations and the amount of tax associated with the earnings is not expected to be material.
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the total valuation allowance as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Allowance related to:
Foreign tax credits	11,047	14,127
Federal net operating losses	3,788	779
State net operating loss carryforwards	12,053	10,429
Foreign net operating loss carryforwards	26,697	29,839
Deferred tax assets of a Canadian subsidiary	10,701	11,468
Realized and unrealized capital losses	5,520	10,402
Total valuation allowance	$69,806	$77,044

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes to unrecognized tax benefits (excluding related penalties and interest) from January 1, 2019 through December 31, 2021, were as follows (in thousands):

	2021	2020	2019
Unrecognized tax benefits, beginning of year	$5,490	$6,414	$3,159
(Reductions) additions to prior year tax positions	—	(833)	3,354
Expirations	—	(203)	(209)
Foreign currency translation	6	112	110
Unrecognized tax benefits, end of year	$5,496	$5,490	$6,414
The unrecognized tax benefits at December 31, 2021 if and when recognized will affect the annual effective tax rate. However, the balance at December 31, 2021 included $3.2 million of unrecognized tax benefits for Canadian Revenue Agency transfer pricing adjustments. Should these be recognized, the Company would request relief from double taxation. Therefore, an offsetting benefit of $3.2 million would also recognized resulting in no net effect on the annual effective tax rate.
Due to expiring statute of limitation periods, the Company believes that total unrecognized tax benefits will decrease by approximately $0.3 million within the next 12 months.
At December 31, 2021, 2020 and 2019, the Company had accrued interest of $2.3 million, $2.1 million and $1.7 million, respectively, relative to unrecognized tax benefits. Interest expense and penalties relative to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 were immaterial.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service for calendar years 2016 through 2020. The Company may be subject to examination by Canadian federal and provincial authorities for calendar years 2014 through 2020 and by state and local revenue authorities for calendar years 2015 through 2020. The Company has ongoing U.S. state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except for per share amounts):

	For the years ended December 31,
	2021	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$203,247	$134,837	$97,740
Denominator:
Weighted basic shares outstanding	54,514	55,479	55,845
Dilutive effect of equity-based compensation awards	247	211	284
Weighted dilutive shares outstanding	54,761	55,690	56,129

Basic earnings per share	$3.73	$2.43	$1.75
Diluted earnings per share	$3.71	$2.42	$1.74
For the years ended December 31, 2021, 2020 and 2019, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 14,237, 53,667 and 122,785 respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 67,981, 8,878 and 16,304 respectively, of restricted stock awards and performance stock awards which were excluded as their inclusion would have had an antidilutive effect.
(14) STOCKHOLDERS' EQUITY
The Company's board of directors has authorized the repurchase of up to $600.0 million of the Company's common stock. The repurchase program authorizes the Company to purchase the Company's common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
purchased and the timing of the purchases have depended and will depend on a number of factors including share price, cash required for future business plans, trading volume and other conditions. The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
During the years ended December 31, 2021, 2020 and 2019, the Company repurchased and retired a total of 0.6 million, 1.2 million and 0.3 million shares, respectively, of the Company's common stock for total costs of $54.4 million, $74.8 million and $21.4 million, respectively. As of December 31, 2021, an additional $155.4 million remained available to repurchase shares under this program.
(15) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (loss) gain on Available-for-Sale Securities	Unrealized loss on Interest Rate Hedge	Unrealized (loss) gain on unfunded pension liability	Total
Balance at January 1, 2019	$(212,925)	$(69)	$(8,773)	$(1,604)	$(223,371)
Other comprehensive income (loss) before reclassifications	25,130	(70)	(14,401)	60	10,719
Amounts reclassified out of accumulated other comprehensive loss	—	332	2,335	—	2,667
Tax expense	—	(50)	—	(16)	(66)
Other comprehensive income (loss)	25,130	212	(12,066)	44	13,320
Balance at December 31, 2019	(187,795)	143	(20,839)	(1,560)	(210,051)
Other comprehensive income (loss) before reclassifications	10,212	(10)	(20,970)	(255)	(11,023)
Amounts reclassified out of accumulated other comprehensive loss	—	—	8,180	—	8,180
Tax benefit	1,349	2	—	66	1,417
Other comprehensive income (loss)	11,561	(8)	(12,790)	(189)	(1,426)
Balance at December 31, 2020	(176,234)	135	(33,629)	(1,749)	(211,477)
Other comprehensive (loss) income before reclassifications	(1,590)	(361)	6,235	1,411	5,695
Amounts reclassified out of accumulated other comprehensive loss	—	—	10,011	—	10,011
Tax benefit (expense)	—	76	—	(317)	(241)
Other comprehensive (loss) income	(1,590)	(285)	16,246	1,094	15,465
Balance at December 31, 2021	$(177,824)	$(150)	$(17,383)	$(655)	$(196,012)
During the year ended December 31, 2020, the Company converted an intercompany loan with a foreign subsidiary to equity, which resulted in a deductible tax loss. The loan had been historically treated as a component of the Company’s investment in that subsidiary, and as a result, foreign currency gains and losses on the loan had been accumulated as a component of other comprehensive (loss) income. The tax benefit of $1.3 million, which was triggered by the conversions was therefore allocated to other comprehensive loss rather than net income.
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	For the years ended December 31,
Other Comprehensive Income Components	2021	2020	2019	Location
Unrealized loss on available-for-sale securities	$—	$—	$(332)	Other (expense) income, net
Unrealized loss on interest rate hedge	(10,011)	(8,180)	(2,335)	Interest expense, net of interest income
(16) STOCK-BASED COMPENSATION
Stock-Based Compensation
In 2020, our shareholders approved the Clean Harbors, Inc. 2020 Stock Incentive Plan (the "2020 Plan"). The 2020 Plan provides for future awards of up to 2.5 million shares of the Company’s common stock (subject to certain anti-dilution

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adjustments) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2020 Plan is administered by the Compensation Committee of the Company’s Board of Directors.
The Company grants restricted stock awards and performance stock awards. The restricted stock awards generally vest over three to five years subject to continued employment. The performance stock awards vest depending on the satisfaction of certain performance conditions typically based on revenue, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted free cash flow, return on invested capital and a measure of workplace safety. In addition, performance stock awards include continued service conditions subsequent to the attainment of any performance conditions.
Total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $18.8 million, $18.5 million and $17.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense was $3.5 million, $4.2 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the year ended December 31, 2021:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	493,879	$59.74
Granted	205,984	96.69
Vested	(194,178)	58.12
Forfeited	(53,488)	63.01
Balance at December 31, 2021	452,197	$76.88
As of December 31, 2021, there was $25.8 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of restricted stock vested during 2021, 2020 and 2019 was $17.7 million, $13.3 million and $16.8 million, respectively.
Performance Stock Awards
The following table summarizes information about performance stock awards for the year ended December 31, 2021:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2021	254,449	$61.75
Granted	135,373	92.94
Vested	(158,634)	61.52
Forfeited	(61,431)	65.28
Balance at December 31, 2021	169,757	$85.56
As of December 31, 2021, there was $7.3 million of total unrecognized compensation cost arising from performance stock awards whereby the performance conditions either had been or were probable of being met. The total fair value of performance awards vested during 2021, 2020 and 2019 was $15.0 million, $3.5 million and $8.1 million, respectively.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At December 31, 2021 and 2020, the Company had recorded reserves of $36.1 million and $29.8 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available. As of December 31, 2021 and 2020, the $36.1 million and $29.8 million, respectively, of reserves consisted of (i) $24.1 million and $24.0 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $12.0 million and $5.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
As of December 31, 2021, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2021, were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of December 31, 2021 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 61 proceedings (excluding cases which have been settled but not formally dismissed) as of December 31, 2021, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2021. From January 1, 2021 to December 31, 2021, 21 product liability claims were settled or

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company (which, since December 28, 2012, has included Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as PRPs or potential PRPs in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped waste. Of the 125 third-party sites, 30 are now settled, 15 are currently requiring expenditures on remediation and 80 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements, and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts, and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential monetary liability could exceed $1.0 million at each of three of the 131 Superfund related sites.
BR Facility.    The Company acquired in 2002 a former hazardous waste incinerator and landfill in Baton Rouge (the "BR Facility"), for which operations had been previously discontinued by the prior owner. In September 2007, the EPA issued a special notice letter to the Company related to the Devil's Swamp Lake Site ("Devil's Swamp") in East Baton Rouge Parish, Louisiana. Devil's Swamp includes a lake located downstream of an outfall ditch where wastewater and storm water have been discharged, and Devil's Swamp is proposed to be included on the National Priorities List due to the presence of Contaminants of Concern ("COC") cited by the EPA. These COCs include substances of the kind found in wastewater and storm water discharged from the BR Facility in past operations. The EPA originally requested COC generators to submit a good faith offer to conduct a remedial investigation feasibility study directed towards the eventual remediation of the site. In 2018, the Company completed performing corrective actions at the BR Facility under an order issued by the Louisiana Department of Environmental Quality, and completed conducting the remedial investigation and feasibility study for Devil's Swamp, at which point the feasibility study, with several remedial alternatives, was submitted to the EPA for review. During the year ended December 31, 2020, the EPA signed a Record of Decision which defines the remediation alternative selected and approved by the EPA. Based upon this Record of Decision, the Company increased the estimated remedial liability for this inactive site by $3.3 million. As of December 31, 2021, the Company has recorded its best estimate of the costs to execute upon this remediation alternative. Changes in the natural landscape and/or new information identified during the remediation could impact this estimate, but are not expected to have a future material effect on the Company's financial position, liquidity or results of operation.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2021, there were two proceedings for which the Company believes it is possible that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The current deductible per participant per year for the employee medical insurance policy is $0.9 million. The current deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $1.0 million. The Company maintains umbrella insurance to limit our exposure to certain catastrophic claim costs, including general liability and vehicle claim costs, which includes a $5.0 million annual aggregate self-insured corridor retention. At December 31, 2021 and 2020, the Company had accrued $82.8 million and $65.6 million, respectively, for its self-insurance liabilities (exclusive of employee medical insurance) using a risk-free discount rate of 0.97% and 0.29%, respectively.
Anticipated payments for contingencies related to workers' compensation, comprehensive general liability and vehicle liability related claims at December 31, 2021 for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2022	$29,956
2023	17,569
2024	12,113
2025	8,003
2026	6,250
Thereafter	9,930
Undiscounted self-insurance liabilities	83,821
Less: Discount	(1,051)
Total self-insurance liabilities (included in accrued expenses)	$82,770
(18) LEASES
The Company’s lease portfolio is predominately operating leases for real estate, vehicles and industrial equipment utilized in operations and rail cars. The Company presents operating lease balances separately on the consolidated balance sheets. The Company's finance leases relate to equipment, rail cars and certain real estate. The following table presents our finance lease balances and their classification on the consolidated balance sheets (in thousands):

Finance Lease Balances (Classification)	December 31, 2021	December 31, 2020
ROU assets (Property, plant and equipment, net)	$81,267	$60,271
Current portion of lease liabilities (Accrued expenses)	10,893	5,840
Long-term portion of lease liabilities (Other long-term liabilities)	72,051	55,038

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s lease expense was as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Operating lease cost	$50,264	$53,194	$55,402
Finance lease cost:
Amortization of ROU assets	9,504	4,966	1,142
Interest on lease liabilities	2,544	1,523	1,415
Total finance lease cost	12,048	6,489	2,557
Short-term lease cost	102,913	70,692	84,749
Variable lease cost	3,546	3,691	6,702
Total lease cost	$168,771	$134,066	$149,410
Other information related to leases was as follows:

Weighted Average Remaining Lease Term (years)	December 31, 2021	December 31, 2020
Operating leases	4.4	5.1
Finance leases	8.1	9.3

Weighted Average Discount Rate	December 31, 2021	December 31, 2020
Operating leases	4.35%	4.89%
Finance leases	3.65%	3.57%

	For the years ended December 31,
Supplemental Cash Flow Related Disclosures (in thousands)	2021	2020	2019
Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$50,963	$53,498	$56,240
Operating cash flows from finance leases	2,544	1,523	1,415
Financing cash flows from finance leases	8,458	4,469	586
ROU assets obtained in exchange for operating lease liabilities (1)	55,556	34,358	17,699
ROU assets obtained in exchange for finance lease liabilities	30,476	32,526	33,449
_____________
(1) Includes $34.3 million of operating leases acquired with the HydroChemPSC business

At December 31, 2021, the Company's future lease payments under non-cancelable leases that have lease terms in excess of one year were as follows (in thousands):

Years ending December 31,	December 31, 2021
	Operating Leases	Finance Leases
2022	$56,124	$14,442
2023	44,515	12,915
2024	32,302	12,253
2025	20,599	11,578
2026	13,735	11,591
Thereafter	17,233	34,077
Total future lease payments	184,508	96,856
Amount representing interest	(18,903)	(13,912)
Total lease liabilities	$165,605	$82,944

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2021, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. Additionally, the Company does not have any related party leases, and there were no restrictions or covenants imposed by its leases.
(19) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. As described in Note 2, during the first quarter of 2021, certain of the Company's businesses undertook a reorganization which included changes to the underlying business and management structures. The Company's chief operating decision maker also requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance so that information would align with the new operating structure of the business. Due to these changes, the Company reassessed its determination of operating segments in the first quarter of 2021 which resulted in a change in the operating segments. The Company consolidated the core services of Safety-Kleen Environmental Services into its Environmental Services segment, eliminated its Safety-Kleen segment and created the Safety-Kleen Sustainability Solutions segment. In addition, certain intercompany transactions previously recorded as Corporate Items have been allocated to the segments. All the historical balances presented below have been recast to reflect the impact of these changes.
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
The following tables reconcile third-party revenues to direct revenues for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Totals
Third-party revenues	$3,025,907	$779,360	$299	$3,805,566
Intersegment revenues, net	6,547	(6,547)	—	—
Direct revenues	$3,032,454	$772,813	$299	$3,805,566

	For the year ended December 31, 2020
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Totals
Third-party revenues	$2,637,641	$506,166	$290	$3,144,097
Intersegment revenues, net	(1,740)	1,740	—	—
Direct revenues	$2,635,901	$507,906	$290	$3,144,097

	For the year ended December 31, 2019
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate Items	Totals
Third-party revenues	$2,802,682	$608,372	$1,136	$3,412,190
Intersegment revenues, net	(6,688)	6,688	—	—
Direct revenues	$2,795,994	$615,060	$1,136	$3,412,190
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other expense (income), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the years ended December 31,
	2021	2020	2019
Adjusted EBITDA:
Environmental Services	$659,718	$665,918	$600,413
Safety-Kleen Sustainability Solutions	227,354	83,214	128,249
Corporate Items	(210,466)	(175,328)	(170,529)
Total	676,606	573,804	558,133
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	11,745	11,051	10,136
Stock-based compensation	18,839	18,502	17,816
Depreciation and amortization	298,135	292,915	300,725
Income from operations	347,887	251,336	229,456
Other expense (income), net	515	290	(2,897)
Loss on early extinguishment of debt	—	—	6,131
Loss (gain) on sale of businesses	—	3,376	(687)
Interest expense, net of interest income	77,657	73,120	78,670
Income from operations before provision for income taxes	$269,715	$174,550	$148,239

The following table presents assets by reported segment and in the aggregate (in thousands):

	December 31, 2021	December 31, 2020
Property, plant and equipment, net
Environmental Services	$1,374,913	$1,068,910
Safety-Kleen Sustainability Solutions	373,721	366,160
Corporate Items	114,541	90,228
Total property, plant and equipment, net	$1,863,175	$1,525,298

Goodwill and Permits and other intangibles, net
Environmental Services
Goodwill	$1,085,534	$401,918
Permits and other intangibles, net	498,739	228,237
Total Environmental Services	1,584,273	630,155

Safety-Kleen Sustainability Solutions
Goodwill	$141,508	$125,105
Permits and other intangibles, net	146,173	158,383
Total Safety-Kleen Sustainability Solutions	287,681	283,488

Total	$1,871,954	$913,643

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Information
As of December 31, 2021 and 2020, the Company had property, plant and equipment, net of depreciation and amortization and permits and other intangible assets, net of amortization in the following geographic locations (in thousands):

	December 31, 2021		December 31, 2020
	Total	% of Total	Total	% of Total
Property, plant and equipment, net
United States	$1,610,402	86.4%	$1,246,758	81.7%
Canada and other foreign	252,773	13.6	278,540	18.3
Total property, plant and equipment, net	$1,863,175	100.0%	$1,525,298	100.0%

Permits and other intangibles, net
United States	$604,076	93.7%	$342,787	88.7%
Canada and other foreign	40,836	6.3	43,833	11.3
Total permits and other intangibles, net	$644,912	100.0%	$386,620	100.0%
The following table presents the total assets by geographical area (in thousands):

	December 31, 2021	December 31, 2020
United States	$5,077,585	$3,447,811
Canada and other foreign	576,114	683,709
Total	$5,653,699	$4,131,520

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management evaluated the effectiveness of Clean Harbors internal control over financial reporting as of December 31, 2021. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the criteria in the Internal Control—Integrated Framework (2013).
As permitted by the rules of the Securities and Exchange Commission, management has excluded HydroChemPSC, which we acquired on October 8, 2021, from its evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021. In the aggregate, HydroChemPSC represented 10.2% of the total assets (excluding acquired goodwill and intangibles) and 4.4% of total revenue of the Company as of and for the year ended December 31, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022 expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at HydroChemPSC, which was acquired on October 8, 2021 and whose financial statements constitute 10.2% of total assets (excluding goodwill and intangibles which are included within the scope of management’s assessment) and 4.4% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at HydroChemPSC.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2022

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Except for the information set forth below under Item 12 with respect to securities authorized for issuance under the registrant's equity compensation plans, the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2022 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission by April 15, 2022.
For the purpose of calculating the aggregate market value of the voting stock of the registrant held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the registrant, as will be set forth in the Company's definitive proxy statement for its 2022 annual meeting of shareholders, are the only affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are not other persons who may be deemed affiliates of the registrant.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2022 annual meeting of shareholders, the following table includes information as of December 31, 2021 regarding shares of common stock authorized for issuance under the Company's equity compensation plan. The Company's shareholders previously approved the plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(a)	Weighted average exercise price of outstanding options and rights(b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))(c)
Equity compensation plan approved by security holders(1)	—	$—	1,887,578
___________________________________________
(1)Includes the Company's 2020 Stock Incentive Plan (the "2020 Plan") under which there were no outstanding options but 1,887,578 shares were available for grant of stock options, stock appreciation rights, restricted stock, restricted stock units and certain other stock-based awards as of December 31, 2021. See Note 16, "Stock-Based Compensation," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents Filed as a Part of this Report
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

2.	Exhibits:
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
ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2022.

CLEAN HARBORS, INC.
By:	/s/ ALAN S. MCKIM
Alan S. McKim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. MCKIM	Chairman, President and Chief Executive Officer	February 23, 2022
Alan S. McKim

/s/ MICHAEL L. BATTLES	Executive Vice President and Chief Financial Officer	February 23, 2022
Michael L. Battles

/s/ ERIC J. DUGAS	Senior Vice President, Finance and Chief Accounting Officer	February 23, 2022
Eric J. Dugas

*	Director	February 23, 2022
Eugene Banucci

*	Director	February 23, 2022
Edward G. Galante

*	Director	February 23, 2022
John T. Preston

*	Director	February 23, 2022
Marcy L. Reed

*	Director	February 23, 2022
Andrea Robertson

*	Director	February 23, 2022
Thomas J. Shields

*	Director	February 23, 2022
Lauren C. States

*	Director	February 23, 2022
John R. Welch

*	Director	February 23, 2022
Robert Willett

*By:	/s/ ALAN S. MCKIM
Alan S. McKim Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description	Location
2.1	Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of February 22, 2002	(1)
2.2	First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of March 8, 2002	(2)
2.3	Second Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller, and Clean Harbors, Inc. as Purchaser, dated as of April 30, 2002	(3)
2.4	Third Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller, and Clean Harbors, Inc., as Purchaser, dated as of September 6, 2002	(4)
2.5	Fourth Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc., as Seller and Clean Harbors, Inc., as Purchaser, dated as of July 14, 2003	(5)
2.6	Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc.	(6)
2.7	Stock Purchase Agreement by and among Clean Harbors, Inc., LJ Energy Services Holdings LLC, and LJ Energy Services Intermediate Holding Corp. dated August 3, 2021	(7)
3.1A	Restated Articles of Organization of Clean Harbors, Inc.	(8)
3.1B	Articles of Amendment [as filed on May 9, 2011] to Restated Articles of Organization of Clean Harbors, Inc.	(9)
3.4D	Amended and Restated By-Laws of Clean Harbors, Inc.	(10)
3.4E	Description of rights of holders of Clean Harbors, Inc. common stock	(11)
4.34	Sixth Amended and Restated Credit Agreement dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(12)
4.34B	Amended and Restated Security Agreement (Canadian Domiciled Loan Parties) dated as of November 1, 2016 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(13)
4.34C	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of November 1, 2016 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties	(13)
4.34D	Amended and Restated Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(13)
4.34E	Amended and Restated Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties	(13)
4.34G	Second Amended and Restated Security Agreement (U.S. Domiciled Loan Parties) dated as of June 30, 2017, among Clean Harbors, Inc., as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent	(14)
4.34K	Amended and Restated Confirmation and Ratification of Ancillary Loan Documents dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent for its own benefit and the benefit of the other Lenders and Credit Parties	(12)
4.43	Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(14)
4.43A	Security Agreement dated as of June 30, 2017, among Clean Harbors, Inc. and its subsidiaries listed on Annex A thereto or that become a party thereto as the Grantors, and Goldman Sachs Lending Partners LLC, as the Agent	(14)

Item No.	Description	Location
4.43B	First Amendment to Credit Agreement dated as of April 17, 2018, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(15)
4.43C	Incremental Facility Amendment dated July 19, 2018, to Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(16)
4.43D	Incremental Facility Amendment No. 2 to Credit Agreement, dated as of October 8, 2021, to Credit Agreement dated as of June 30, 2017, as previously amended, among Clean Harbors, Inc., as the Borrower, each of the entities listed as an Incremental Lender on the signature pages thereto, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, and the other Loan Parties as of the date thereof	(17)
4.44	Intercreditor Agreement dated as of June 30, 2017, among Clean Harbors, Inc., and the subsidiaries of Clean Harbors, Inc. listed on the signature pages thereto (together with any subsidiary that becomes a party thereto after the date thereof), Bank of America, N.A., as the Initial ABL Agent, and Goldman Sachs Lending Partners LLC, as agent under the Term Loan Agreement	(14)
4.45	Indenture dated as of July 2, 2019, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee	(18)
10.43*	Key Employee Retention Plan	(19)
10.43A*	Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement	(20)
10.52C*	Clean Harbors, Inc. Management Incentive Plan [as amended and restated effective January 1, 2017]	(21)
10.52D*	Clean Harbors, Inc. Amended and Restated Management Incentive Plan	(22)
10.56*	Mike Battles accepted offer letter effective as of January 6, 2016	(23)
10.57*	Clean Harbors, Inc. 2019 CEO Annual Incentive Bonus Plan	(25)
10.58*	Clean Harbors, Inc. 2020 Stock Incentive Plan	(26)
10.58A*	Form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2020 Stock Incentive Plan]	(25)
10.58B*	Form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan]	(26)
10.58C*	Form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan]	(26)
21	Subsidiaries	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Rule 13a-14a/15d-14(a) Certification of the CEO Alan S. McKim	Filed herewith
31.2	Rule 13a-14a/15d-14(a) Certification of the CFO Michael L. Battles	Filed herewith
32	Section 1350 Certifications	Filed herewith
101	The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text	(27)
104	Cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101.
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
(7)    Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report filed on August 4, 2021.
(8)    Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 19, 2005.
(9)    Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on May 12, 2011.
(10)    Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on April 6, 2021.
(11)    Incorporated by reference to prospectus supplement dated November 28, 2012 filed on November 28, 2012 under the Company’s Registration Statement on Form S-3 (File No. 333-185141).
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
(16)    Incorporated by reference to the similarly numbered exhibit to the Company's Report on Form 8-K filed on July 20, 2018.
(17)    Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report filed on October 12, 2021.
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
(21)    Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2017 annual meeting of shareholders filed on April 26, 2017.
(22)    Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2021 annual meeting of shareholders filed on April 23, 2021.
(23)    Incorporated by reference to the similarly numbered exhibit to the Company's Form 8-K Report filed on January 11, 2016.
(24)    Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2019 annual meeting of shareholders filed on April 24, 2019.

(25)    Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2020 annual meeting of shareholders filed on April 24, 2020.
(26)    Incorporated by reference to the similarly numbered exhibit to the Company’s Form 8-K Report filed on June 3, 2020.
(27)    These interactive data files are furnished herewith and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.