Form 10-Q
period 2022-03-31
CLEAN HARBORS INC
filed 2022-05-04
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 29, 2022 was 54,429,614.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$339,584	$452,575
Short-term marketable securities	75,364	81,724
Accounts receivable, net of allowances aggregating $45,373 and $40,140, respectively	900,273	792,734
Unbilled accounts receivable	123,945	94,963
Inventories and supplies	264,733	250,692
Prepaid expenses and other current assets	103,349	68,483
Total current assets	1,807,248	1,741,171
Property, plant and equipment, net	1,881,542	1,863,175
Other assets:
Operating lease right-of-use assets	156,811	161,797
Goodwill	1,221,399	1,227,042
Permits and other intangibles, net	633,445	644,912
Other	25,812	15,602
Total other assets	2,037,467	2,049,353
Total assets	$5,726,257	$5,653,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,535	$17,535
Accounts payable	394,152	359,866
Deferred revenue	90,116	83,749
Accrued expenses and other current liabilities	338,835	391,414
Current portion of closure, post-closure and remedial liabilities	26,393	25,136
Current portion of operating lease liabilities	47,108	47,614
Total current liabilities	914,139	925,314
Other liabilities:
Closure and post-closure liabilities, less current portion of $7,808 and $12,015, respectively	92,891	87,088
Remedial liabilities, less current portion of $18,585 and $13,121, respectively	106,144	98,752
Long-term debt, less current portion	2,513,944	2,517,024
Operating lease liabilities, less current portion	113,059	117,991
Deferred tax liabilities	312,668	314,853
Other long-term liabilities	80,175	78,790
Total other liabilities	3,218,881	3,214,498
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,414,189 and 54,419,321 shares, respectively	544	544
Additional paid-in capital	536,564	536,377
Accumulated other comprehensive loss	(162,163)	(196,012)
Accumulated earnings	1,218,292	1,172,978
Total stockholders’ equity	1,593,237	1,513,887
Total liabilities and stockholders’ equity	$5,726,257	$5,653,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Service revenues	$942,061	$662,708
Product revenues	227,048	145,440
Total revenues	1,169,109	808,148
Cost of revenues: (exclusive of items shown separately below)
Service revenues	693,424	450,338
Product revenues	149,965	110,198
Total cost of revenues	843,389	560,536
Selling, general and administrative expenses	151,173	121,641
Accretion of environmental liabilities	3,156	2,953
Depreciation and amortization	84,298	72,163
Income from operations	87,093	50,855
Other income (expense), net	704	(1,228)
Interest expense, net of interest income of $493 and $479, respectively	(25,017)	(17,918)
Income before provision for income taxes	62,780	31,709
Provision for income taxes	17,466	9,973
Net income	$45,314	$21,736
Earnings per share:
Basic	$0.83	$0.40
Diluted	$0.83	$0.39
Shares used to compute earnings per share - Basic	54,408	54,723
Shares used to compute earnings per share - Diluted	54,672	55,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$45,314	$21,736
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities	(528)	(74)
Unrealized gain on interest rate hedge	24,681	3,108
Reclassification adjustment for losses on interest rate hedge included in net income	3,194	2,448
Unfunded pension liability	(10)	—
Foreign currency translation adjustments	6,512	6,466
Other comprehensive income, net of tax	33,849	11,948
Comprehensive income	$79,163	$33,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows (used in) from operating activities:
Net income	$45,314	$21,736
Adjustments to reconcile net income to net cash (used in) from operating activities:
Depreciation and amortization	84,298	72,163
Allowance for doubtful accounts	3,619	2,446
Amortization of deferred financing costs and debt discount	1,561	900
Accretion of environmental liabilities	3,156	2,953
Changes in environmental liability estimates	312	275
Deferred income taxes	2,226	(39)
Other (income) expense, net	(704)	1,228
Stock-based compensation	5,712	3,480
Environmental expenditures	(3,615)	(3,011)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(138,690)	(9,703)
Inventories and supplies	(13,610)	(747)
Other current and non-current assets	(32,924)	(9,956)
Accounts payable	43,001	22,179
Other current and long-term liabilities	(38,285)	(904)
Net cash (used in) from operating activities	(38,629)	103,000
Cash flows used in investing activities:
Additions to property, plant and equipment	(70,308)	(41,913)
Proceeds from sale and disposal of fixed assets	1,320	1,204
Acquisitions, net of cash acquired	5,000	(22,918)
Additions to intangible assets including costs to obtain or renew permits	(321)	(505)
Proceeds from sale of available-for-sale securities	10,450	20,375
Purchases of available-for-sale securities	(5,002)	(42,980)
Net cash used in investing activities	(58,861)	(86,737)
Cash flows used in financing activities:
Change in uncashed checks	(2,295)	(6,662)
Tax payments related to withholdings on vested restricted stock	(1,831)	(3,719)
Repurchases of common stock	(3,694)	(26,546)
Deferred financing costs paid	(291)	(137)
Payments on finance leases	(3,585)	(1,672)
Principal payments on debt	(4,384)	(1,884)
Net cash used in financing activities	(16,080)	(40,620)
Effect of exchange rate change on cash	579	1,639
Decrease in cash and cash equivalents	(112,991)	(22,718)
Cash and cash equivalents, beginning of period	452,575	519,101
Cash and cash equivalents, end of period	$339,584	$496,383
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$33,697	$27,507
Income taxes paid, net of refunds	3,121	3,599
Non-cash investing activities:
Property, plant and equipment accrued	11,397	5,108
Remedial liability assumed in acquisition of property, plant and equipment	13,073	—
ROU assets obtained in exchange for operating lease liabilities	7,342	2,305
ROU assets obtained in exchange for finance lease liabilities	4,679	9,205
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2022	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
Net income	—	—	—	—	45,314	45,314
Other comprehensive income	—	—	—	33,849	—	33,849
Stock-based compensation	—	—	5,712	—	—	5,712
Issuance of common stock for restricted share vesting, net of employee tax withholdings	36	—	(1,831)	—	—	(1,831)
Repurchases of common stock	(41)	—	(3,694)	—	—	(3,694)
Balance at March 31, 2022	54,414	$544	$536,564	$(162,163)	$1,218,292	$1,593,237

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2021	54,773	$548	$582,749	$(211,477)	$969,731	$1,341,551
Net income	—	—	—	—	21,736	21,736
Other comprehensive income	—	—	—	11,948	—	11,948
Stock-based compensation	—	—	3,480	—	—	3,480
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(3,720)	—	—	(3,719)
Repurchases of common stock	(300)	(3)	(26,543)	—	—	(26,546)
Balance at March 31, 2021	54,551	$546	$555,966	$(199,529)	$991,467	$1,348,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in these policies or their application.

(3) REVENUES
The Company’s third-party revenues are disaggregated by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The Company's significant sources of revenue include:
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
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, large remediation projects, demolition, spill cleanup on land and water, railcar cleaning, hydro excavation, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters such as hurricanes. Emergency response services also include contagion disinfection, decontamination and disposal services most recently in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the Safety-Kleen Sustainability Solutions operating segment depending upon the nature of such revenues and operating responsibilities relative to executing the revenue contracts. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen branches' core service offerings, contribute to the revenues of the Environmental Services operating segment. In addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services, sales of bulk blended oil products and sales of bulk automotive fluids contribute to the Safety-Kleen Sustainability Solutions operating segment.
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

The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the Three Months Ended March 31, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$834,678	$202,530	$72	$1,037,280
Canada	106,120	25,709	—	131,829
Total third-party revenues	$940,798	$228,239	$72	$1,169,109

Sources of Revenue
Technical Services	$323,656	$—	$—	$323,656
Field and Emergency Response Services (1)	132,359	—	—	132,359
Industrial Services and Other (2)	308,838	—	72	308,910
Safety-Kleen Environmental Services	175,945	44,388	—	220,333
Safety-Kleen Oil	—	183,851	—	183,851
Total third-party revenues	$940,798	$228,239	$72	$1,169,109
_____________
(1) Includes approximately $28.0 million of third-party revenues from the operations of the HydroChemPSC business
(2) Includes approximately $156.1 million of third-party revenues from the operations of the HydroChemPSC business

	For the Three Months Ended March 31, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$575,508	$138,990	$79	$714,577
Canada	77,370	16,201	—	93,571
Total third-party revenues	$652,878	$155,191	$79	$808,148

Sources of Revenue
Technical Services	$272,040	$—	$—	$272,040
Field and Emergency Response Services	105,168	—	—	105,168
Industrial Services and Other	119,810	—	79	119,889
Safety-Kleen Environmental Services	155,860	38,978	—	194,838
Safety-Kleen Oil	—	116,213	—	116,213
Total third-party revenues	$652,878	$155,191	$79	$808,148
Contract Balances

(in thousands)	March 31, 2022	December 31, 2021
Receivables	$900,273	$792,734
Contract assets (unbilled receivables)	123,945	94,963
Contract liabilities (deferred revenue)	90,116	83,749
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

(4) BUSINESS COMBINATIONS
2021 Acquisitions
On October 8, 2021, the Company completed the acquisition of LJ Energy Services Intermediate Holding Corp. and its subsidiaries (collectively, “HydroChemPSC”), a privately-owned company, for an all-cash purchase price of approximately $1.23 billion. HydroChemPSC is a leading U.S. provider of industrial cleaning, specialty maintenance and utilities services. These operations enhance and have been integrated into the Company's Environmental Services segment. During the three months ended March 31, 2022, the Company received $5.0 million after finalizing the acquisition date working capital balances, which decreased the overall purchase price.
The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of October 8, 2021. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date, including the adjustment for the monies received for the working capital finalization noted above. The components and allocation of the purchase price consist of the following amounts (in thousands):

	At Acquisition Date As Reported December 31, 2021	Measurement Period Adjustments	At Acquisition Date As Reported March 31, 2022
Accounts receivable, including unbilled receivables	$131,924	$(319)	$131,605
Inventories and supplies	3,162	—	3,162
Prepaid expenses and other current assets	16,016	268	16,284
Property, plant and equipment	313,540	—	313,540
Other intangibles	289,000	—	289,000
Operating lease right-of-use assets	34,347	68	34,415
Other non-current assets	1,045	(2)	1,043
Current liabilities	(115,704)	(818)	(116,522)
Current portion of operating lease liabilities	(11,659)	382	(11,277)
Operating lease liabilities, less current portion	(26,128)	(216)	(26,344)
Deferred tax liabilities	(85,908)	2,436	(83,472)
Other long-term liabilities	(2,685)	(242)	(2,927)
Total identifiable net assets	546,950	1,557	548,507
Goodwill (i)	683,463	(6,557)	676,906
Total purchase price	$1,230,413	$(5,000)	$1,225,413
_____________
(i) Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $676.9 million was assigned to the Environmental Sales & Service reporting unit and is attributable to the future economic benefits arising from the acquired operations, synergies and the acquired workforce of HydroChemPSC. None of the goodwill related to this acquisition will be deductible for tax purposes.
HydroChemPSC's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on October 8, 2021. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had occurred on January 1, 2021 (in thousands):

Three months ended March 31, 2021
Pro forma combined revenues	$986,188
Pro forma combined net income	27,552
The pro forma results do not include any costs incurred directly attributable to the acquisition of HydroChemPSC. The pro forma results do reflect impacts resulting from the issuance of $1.0 billion senior secured term loans issued in connection with the acquisition assuming interest rates in effect at the time of the acquisition.

This pro forma financial information is not necessarily indicative of the Company's consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company's consolidated results for any future period. Interest expense used in calculating the pro forma net income did not contemplate the interest rate swap that the Company put in place in early 2022.
In addition to the HydroChemPSC acquisition, on March 27, 2021, the Company acquired a privately-owned business for $22.8 million cash consideration. The acquired company increases the Safety-Kleen Sustainability Solutions segment's network within the south central United States. In connection with this acquisition, a final goodwill amount of $16.3 million was recognized.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Oil and oil related products	$105,011	$101,965
Supplies	136,031	126,602
Solvent and solutions	9,141	8,099
Other	14,550	14,026
Total inventories and supplies	$264,733	$250,692
Supplies inventories consist primarily of critical spare parts to support the Company's incinerator and re-refinery operations, personal protective equipment and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$174,480	$165,010
Asset retirement costs (non-landfill)	19,154	19,105
Landfill assets	208,481	205,873
Buildings and improvements (1)	568,493	551,795
Camp equipment	129,304	127,680
Vehicles (2)	926,148	912,836
Equipment (3)	2,116,923	2,092,395
Furniture and fixtures	6,390	6,444
Construction in progress	75,578	60,447
	4,224,951	4,141,585
Less - accumulated depreciation and amortization	2,343,409	2,278,410
Total property, plant and equipment, net	$1,881,542	$1,863,175
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million and $8.9 million respectively.
(2) Balances inclusive of gross ROU assets classified as finance leases of $82.4 million and $77.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.3 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $72.1 million and $64.6 million for the three months ended March 31, 2022 and 2021, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2022 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2022	$1,085,534	$141,508	$1,227,042
Measurement period adjustments from prior period acquisitions	(6,557)	—	(6,557)
Foreign currency translation	671	243	914
Balance at March 31, 2022	$1,079,648	$141,751	$1,221,399
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended March 31, 2022, no such triggering events were identified.
As of March 31, 2022 and December 31, 2021, the Company's intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$188,204	$104,586	$83,618	$187,519	$102,408	$85,111
Customer and supplier relationships	577,017	222,560	354,457	576,474	214,776	361,698
Other intangible assets	94,357	22,340	72,017	94,271	19,359	74,912
Total amortizable permits and other intangible assets	859,578	349,486	510,092	858,264	336,543	521,721
Trademarks and trade names	123,353	—	123,353	123,191	—	123,191
Total permits and other intangible assets	$982,931	$349,486	$633,445	$981,455	$336,543	$644,912
Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.2 million and $7.6 million in the three months ended March 31, 2022 and 2021, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2022 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2022 (nine months)	$36,803
2023	44,826
2024	39,342
2025	38,132
2026	36,328
Thereafter	314,661
$510,092

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued insurance	$99,819	$102,853
Accrued interest	9,271	19,785
Accrued compensation and benefits	101,486	133,604
Accrued income, real estate, sales and other taxes	42,758	29,954
Interest rate swap liability	1,622	17,383
Accrued other	83,879	87,835
	$338,835	$391,414

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2022 through March 31, 2022 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2022	$53,425	$45,678	$99,103
New asset retirement obligations	891	—	891
Accretion	1,129	982	2,111
Changes in estimates recorded to consolidated statement of operations	—	53	53
Changes in estimates recorded to consolidated balance sheet	—	37	37
Expenditures	(1,604)	(27)	(1,631)
Currency translation and other	98	37	135
Balance at March 31, 2022	$53,939	$46,760	$100,699
In the three months ended March 31, 2022, there were no significant charges or benefits resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first three months of 2022 were discounted at the credit-adjusted risk-free rate of 5.37%.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2022 through March 31, 2022 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2022	$1,780	$59,787	$50,306	$111,873
Liability assumed in acquisition of real estate	—	—	13,073	13,073
Measurement period adjustment from a prior period acquisition	—	—	242	242
Accretion	21	624	400	1,045
Changes in estimates recorded to consolidated statement of operations	1	190	68	259
Expenditures	(12)	(721)	(1,251)	(1,984)
Currency translation and other	—	10	211	221
Balance at March 31, 2022	$1,790	$59,890	$63,049	$124,729
In the three months ended March 31, 2022, there were no significant benefits or charges resulting from changes in estimates for remedial liabilities. The $13.1 million liability assumed in acquisition relates to real estate that the Company acquired in 2022. In purchasing the property, the Company assumed a known associated remedial liability, which was contemplated in the purchase price.

(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	March 31, 2022	December 31, 2021
Secured senior term loans	$17,535	$17,535

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$710,207	$712,091
Secured senior term loans due October 8, 2028 ("2028 Term Loans")	987,500	990,000
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	$2,542,707	$2,547,091
Unamortized debt issuance costs and discount, net	(28,763)	(30,067)
Long-term debt, at carrying value	$2,513,944	$2,517,024
Financing Activities
As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.5 billion and $2.6 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company had $290.3 million available to borrow under the revolving credit facility and outstanding letters of credit were $109.7 million. Subject to certain conditions, this credit facility will expire in October 2025.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
Although the interest rates on the Term Loans are variable, the Company has effectively fixed the interest rate on $350.0 million principal of the outstanding 2024 Term Loans by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million ("2018 Swaps"). Under the terms of the 2018 Swaps, the Company receives interest based on the one-month LIBOR index and pays interest at a weighted average rate of approximately 2.92%, resulting in a fixed effective annual interest rate of approximately 4.67%.
In January 2022, the Company entered into interest rate swap agreements ("2022 Swaps") with a notional amount of $600.0 million to effectively fix the interest rate on $600.0 million principal of the outstanding 2028 Term Loans. Under the terms of the 2022 Swaps' agreements, the Company will receive interest based upon the variable rates on the 2028 Term Loans and pay a fixed amount of interest. The fixed rate on these instruments is 0.931% through June 30, 2023 and then increases to 1.9645% from July 1, 2023 through September 30, 2027. The variable rate on these instruments is designed to both mirror the current 2028 Term Loan interest payments and the successor rate upon the eventual sunsetting of the LIBOR rate. Under the terms of the 2022 Swaps, the Company currently receives interest based on one-month LIBOR index and pays interest at a weighted average rate of 0.931%, resulting in a fixed effective annual interest rate of approximately 2.931%.
The Company has designated both the 2018 Swaps and the 2022 Swaps (collectively referred to as the “Swaps”) as cash flow hedges. The Company recognizes the fair value of the derivative instruments by counterparty as either a net asset, included in Other Assets, or net liability, included in Accrued expenses and other current liabilities, on the consolidated balance sheets. As of March 31, 2022, the Company recorded a related derivative asset with a fair value of $16.6 million and a related derivative liability with a fair value of $1.6 million. As of December 31, 2021, the derivative liability totaled $17.4 million.
The fair value of the Swaps are measured using discounted cash flow valuation methodologies based upon the yield curves of the relevant variable rate indexes that are observable at commonly quoted intervals for the term of the Swaps and as such is considered a Level 2 measure according to the fair value hierarchy.

No ineffectiveness has been identified on the Swaps and, therefore the change in fair value is recorded in stockholders' equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings.

(12) INCOME TAXES
The Company records a tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period. The estimated annual effective tax rate may be significantly impacted by projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised. The Company’s effective tax rate for the three months ended March 31, 2022 was 27.8%, compared to 31.5%, respectively, for the comparable period in 2021.
As of March 31, 2022 and December 31, 2021, the Company had recorded $3.7 million and $5.5 million, respectively, of gross liabilities for unrecognized tax benefits and $1.9 million and $2.3 million, respectively, of accrued interest.
(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$45,314	$21,736
Denominator:
Weighted-average basic shares outstanding	54,408	54,723
Dilutive effect of outstanding stock awards	264	320
Dilutive shares outstanding	54,672	55,043

Basic earnings per share:	$0.83	$0.40
Diluted earnings per share:	$0.83	$0.39
For the three months ended March 31, 2022 and 2021, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 153,985 and 34,219, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 19,500 and 6,000, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the three months ended March 31, 2022 were as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss) Gain on Available-For-Sale Securities	Unrealized (Loss) Gain on Interest Rate Hedge	Unrealized Loss on Unfunded Pension Liability	Total
Balance at January 1, 2022	$(177,824)	$(150)	$(17,383)	$(655)	$(196,012)
Other comprehensive income (loss) before reclassifications	6,512	(668)	29,177	(10)	35,011
Amounts reclassified out of accumulated other comprehensive loss	—	—	3,194	—	3,194
Tax benefit (provision)	—	140	(4,496)	—	(4,356)
Other comprehensive income (loss)	6,512	(528)	27,875	(10)	33,849
Balance at March 31, 2022	$(171,312)	$(678)	$10,492	$(665)	$(162,163)

The amount reclassified out of accumulated other comprehensive loss into the consolidated statement of operations, with presentation location, during the three months ended March 31, 2022 was as follows (in thousands):

Other Comprehensive Income (Loss) Component	For the Three Months Ended March 31, 2022	Location
Unrealized loss on interest rate hedge	$(3,194)	Interest expense, net of interest income

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 was $5.7 million and $3.5 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.7 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the three months ended March 31, 2022:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2022	452,197	$76.88
Granted	99,099	92.17
Vested	(18,368)	64.48
Forfeited	(4,629)	77.60
Balance at March 31, 2022	528,299	80.17
As of March 31, 2022, there was $31.1 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of restricted stock vested during the three months ended March 31, 2022 and 2021 was $1.7 million and $4.0 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving targets currently based on revenue, Adjusted EBITDA, Adjusted EBITDA Margin, Return on Invested Capital and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions.
The following table summarizes information about performance stock awards for the three months ended March 31, 2022:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2022	169,757	$85.56
Granted	145,861	91.75
Vested	(35,718)	86.14
Forfeited	(1,021)	84.88
Balance at March 31, 2022	278,879	88.73
As of March 31, 2022, there was $11.1 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. The total fair value of performance awards vested during the three months ended March 31, 2022 and 2021 was $3.8 million and $6.4 million, respectively.

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
At March 31, 2022 and December 31, 2021, the Company had recorded reserves of $36.2 million and $36.1 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of March 31, 2022 and December 31, 2021, the $36.2 million and $36.1 million, respectively, of reserves consisted of (i) $24.0 million and $24.1 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $12.2 million and $12.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses and other current liabilities on the consolidated balance sheets.
As of March 31, 2022, the Company's principal legal and administrative proceedings were as follows:
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
Safety-Kleen Legal Proceedings. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” the principal such legal proceedings involving Safety-Kleen which were outstanding as of March 31, 2022 were as follows:
Product Liability Cases. Safety-Kleen has been named as a defendant in various lawsuits that are currently pending in various courts and jurisdictions throughout the United States, including approximately 61 proceedings (excluding cases which have been settled but not formally dismissed) as of March 31, 2022, wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2022. From January 1, 2022 to March 31, 2022, four product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
Third-Party Sites. Of the 125 third-party Superfund sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has an indemnification agreement at a total of 11 sites. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 11 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management, McKesson and six other entity which had shipped wastes to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from

ChemWaste, McKesson and one other entity, the Company does not have an indemnity agreement with respect to any of the 125 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2022 and December 31, 2021, there were two proceeding for which the Company reasonably believes that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will not, individually or in the aggregate, have a material effect on its financial condition, results of operations or cash flows.

(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief executive officer, who is the Company's chief operating decision maker, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
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
The following table reconciles third-party revenues to direct revenues for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$940,798	$6,647	$947,445	$652,878	$1,724	$654,602
Safety-Kleen Sustainability Solutions	228,239	(6,647)	221,592	155,191	(1,724)	153,467
Corporate Items	72	—	72	79	—	79
Total	$1,169,109	$—	$1,169,109	$808,148	$—	$808,148
The primary financial measure by which the Company evaluates the performance of its segments is "Adjusted EBITDA," which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt, provision for income taxes and excludes other gains, losses or non-cash charges not deemed representative of fundamental segment results and other (income) expense, net.

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Adjusted EBITDA:
Environmental Services	$183,602	$140,254
Safety-Kleen Sustainability Solutions	51,877	31,632
Corporate Items	(55,220)	(42,435)
Total	180,259	129,451
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,156	2,953
Stock-based compensation	5,712	3,480
Depreciation and amortization	84,298	72,163
Income from operations	87,093	50,855
Other (income) expense, net	(704)	1,228
Interest expense, net of interest income	25,017	17,918
Income before provision for income taxes	$62,780	$31,709

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, those items identified as "Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2022, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Clean Harbors undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements other than through its filings with the SEC, which may be viewed in the "Investors" section of the Clean Harbors website.
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
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, as reconciled to our net income and described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon customer demand for waste services, waste volumes generated by such services and project work for which waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and environmental cleanup services on a scheduled or emergency basis, including response to national events such as major chemical spills, natural disasters, or other events where immediate and specialized services are required, including our contagion disinfection, decontamination and disposal services. With the addition of the Safety-Kleen core service offerings, (e.g. containerized waste disposal, parts washer and vacuum services), the Environmental Services results are further impacted by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours, and number of parts washer services performed, among other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the automotive, manufacturing and other industrial markets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service offerings and products. Safety-Kleen Sustainability Solutions offers high quality recycled base and blended oil products to end users including fleet customers, distributors and manufacturers of oil products. Segment results are impacted by overall demand as well as product mix as it relates to these oil products. Segment results are also predicated on the demand for the Safety-Kleen Sustainability Solutions other product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to make our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin. Management also tracks the volumes and pricing of used oil and automotive fluid collections. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the automotive services and manufacturing markets, efficiency of our operations, technology, weather conditions, changing regulations, competition, the management of our related operating costs and the availability of raw materials including used oil and additives. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile. The overall market price of oil and regulations that change the possible usage of used oil, including the International Maritime Organization's 2020 regulation ("IMO 2020") and other regulations related to the burning of used motor oil as a fuel, both impact the premium the segment can charge for used oil collections.
Highlights
Total revenues for the three months ended March 31, 2022 were $1,169.1 million, compared with $808.1 million for the three months ended March 31, 2021. Our Environmental Services segment direct revenues increased $292.8 million or 44.7% from the comparable period in 2021. Our acquisition of HydroChemPSC on October 8, 2021 contributed to increases in both our industrial services and field and emergency response service offerings within the Environmental Services segment with core organic growth also contributing to the overall increase. In the three months ended March 31, 2022, our Safety-Kleen Sustainability Solutions segment direct revenues increased $68.1 million or 44.4% from the comparable period in 2021 predominately due to higher pricing of our base and blended oil products.
In the three months ended March 31, 2022, costs have increased in both the Environmental Services and Safety-Kleen Sustainability Solutions segments when comparing to the prior year given the increase in business levels, revenue mix and inflationary pressures seen across several cost categories.
We reported income from operations for the three months ended March 31, 2022 of $87.1 million, compared with $50.9 million in the three months ended March 31, 2021, and net income for the three months ended March 31, 2022 of $45.3 million, compared with net income of $21.7 million in the three months ended March 31, 2021. The increases in these earnings measures were 71.3% and 108.5% respectively.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 39.2% to $180.3 million in the three months ended March 31, 2022 from $129.5 million in the three months ended March 31, 2021. This improved performance was primarily driven by the increased revenue levels noted above, and strong spread management as it relates to the pricing of base oil products and used motor oil collection services in the Safety-Kleen Sustainability Solutions segment. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash used in operating activities for the three months ended March 31, 2022 was $38.6 million, as compared to net cash from operating activities of $103.0 million in the comparable period of 2021. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $107.6 million in the three months ended March 31, 2022 as compared to positive adjusted free cash flow of $62.3 million in the comparable period of 2021. These expected decreases in our cash flows were the result of an increase in working capital, comparatively higher incentive compensation and interest payments and higher levels of cash spending on the acquisition of property, plant and equipment, partially offset by higher operating income. Additional information, including a reconciliation of adjusted free cash flow to net cash (used in) from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA, as described below under "Adjusted EBITDA". The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2022 and March 31, 2021 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended
	March 31, 2022	March 31, 2021	Change	% Change
Direct Revenues(1):
Environmental Services	$947,445	$654,602	$292,843	44.7%
Safety-Kleen Sustainability Solutions	221,592	153,467	68,125	44.4
Corporate Items	72	79	(7)	N/M
Total	1,169,109	808,148	360,961	44.7
Cost of Revenues(2):
Environmental Services	685,336	451,255	234,081	51.9
Safety-Kleen Sustainability Solutions	152,017	108,376	43,641	40.3
Corporate Items	6,036	905	5,131	N/M
Total	843,389	560,536	282,853	50.5
Selling, General & Administrative Expenses:
Environmental Services	78,507	63,093	15,414	24.4
Safety-Kleen Sustainability Solutions	17,698	13,459	4,239	31.5
Corporate Items	54,968	45,089	9,879	21.9
Total	151,173	121,641	29,532	24.3
Adjusted EBITDA:
Environmental Services	183,602	140,254	43,348	30.9
Safety-Kleen Sustainability Solutions	51,877	31,632	20,245	64.0
Corporate Items	(55,220)	(42,435)	(12,785)	(30.1)
Total	$180,259	$129,451	$50,808	39.2%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services	19.4%	21.4%	(2.0)%
Safety-Kleen Sustainability Solutions	23.4%	20.6%	2.8%
Corporate Items	N/M	N/M	N/M
Total	15.4%	16.0%	(0.6)%
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
Environmental Services

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Direct revenues	$947,445	$654,602	$292,843	44.7%

Environmental Services direct revenues for the three months ended March 31, 2022 increased $292.8 million from the comparable period in 2021 driven primarily from the incremental business from the HydroChemPSC operations within industrial service and field and emergency response service revenues coupled with organic growth across many service offerings. Direct revenues of our industrial service offerings increased $184.4 million of which approximately $155.8 million was generated by HydroChemPSC while the remainder was primarily due to increased demand for our core industrial services. Technical services revenues increased $63.8 million largely due to higher throughput at our facilities and increased pricing for our disposal services. Utilization at our incinerators increased to 85% in the first quarter of 2022 largely driven by fewer down days as compared utilization of 80% in the first quarter of 2021 when our incinerators were impacted by significant weather events. We also saw an increase in landfill volumes in the first quarter of 2022 as compared to the first quarter of 2021. Field and emergency response services revenues increased approximately $27.3 million despite a $19.5 million decrease in COVID-19 decontamination service revenues. This overall increase was both related to contributions from the HydroChemPSC business as well as organic growth in the legacy field services operations. Direct revenues for the Safety-Kleen core service offerings increased $16.9 million from the comparable period in 2021 due to improved pricing and greater demand for our containerized waste and vacuum services.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Direct revenues	$221,592	$153,467	$68,125	44.4%
Safety-Kleen Sustainability Solutions direct revenues for the three months ended March 31, 2022 increased $68.1 million from the comparable period in 2021 predominately due to higher pricing of our base and blended oil products. Base oil sales revenues increased approximately $50.4 million, almost all of which was due to pricing as the volume sold was relatively flat to the comparable period in 2021. Revenues from our blended oil products increased $11.0 million due to pricing increases more than offsetting slightly lower volumes sold.
Cost of Revenues
We believe that our ability to manage operating costs is important to our ability to remain price competitive. We continue to experience the current macroeconomic inflationary pressures across several cost categories, but most notably related to internal and external labor, transportation, general supplies and energy related costs. We continue to manage these increases through constant cost monitoring as well as our overall customer pricing strategies designed to offset the negative inflationary impacts on our margins. We also continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications and expansion at our facilities, invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions in the face of these inflationary pressures, while also continuing to optimize our management and operating structure in an effort to manage our operating margins.

Environmental Services

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Cost of revenues	$685,336	$451,255	$234,081	51.9%
As a % of Direct revenues	72.3%	68.9%	3.4%
Environmental Services cost of revenues for the three months ended March 31, 2022 increased $234.1 million from the comparable period in 2021, primarily due to the increase in direct revenues noted above, including additional costs from the HydroChemPSC operations. Cost of revenues as a percentage of direct revenues increased 3.4% from the comparable period in the prior year mainly due to the mix of services, including lower COVID-19 decontamination services and the growth of our industrial services offerings which typically operate at margins lower than our waste disposal focused offerings. Inflationary pressures across several cost categories including labor, transportation, equipment and supply costs have also contributed to the increase of these costs as a percentage of revenues. Overall, labor and benefit related costs increased $110.1 million, equipment and supply costs increased $67.4 million and external transportation, vehicle and fuel related costs increased $40.4 million.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Cost of revenues	$152,017	$108,376	$43,641	40.3%
As a % of Direct revenues	68.6%	70.6%	(2.0)%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended March 31, 2022 increased $43.6 million from the comparable period in 2021. The cost of oil additives and other raw materials increased $31.7 million, nearly half of which was due to increased costs to obtain used oil through our used oil collection services. The increase in base oil pricing in the first quarter of 2022 as compared to the same period in 2021 has created a correlated increase in the cost we now pay for used oil feedstock. Other costs that contributed to the overall increase include the cost of external transportation, vehicle and fuel costs which increased $4.5 million and labor and benefit related costs which increased $2.5 million.
As a percentage of revenues, Safety-Kleen Sustainability Solutions costs of revenues improved by 2.0% in the three months ended March 31, 2022 as compared to the comparable period in 2021. This margin improvement was largely driven by the increased pricing of our products which outpaced the relative cost of revenues as the business continued to capitalize on the favorable market conditions and manage the spread between the pricing of products and the related costs to obtain the feedstock.
Selling, General and Administrative Expenses
We strive to manage our selling, general and administrative ("SG&A") expenses commensurate with the overall performance of our segments and corresponding revenue levels. We believe our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Environmental Services

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
SG&A expenses	$78,507	$63,093	$15,414	24.4%
As a % of Direct revenues	8.3%	9.6%	(1.3)%
Environmental Services SG&A expenses for the three months ended March 31, 2022 increased $15.4 million from the comparable period in 2021, most predominately due to an $11.0 million increase in labor and benefit related costs. The increased costs from the HydroChemPSC business operations drove a significant portion of the increase. As a percentage of revenue, however, the Environmental Services SG&A improved by 1.3%.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
SG&A expenses	$17,698	$13,459	$4,239	31.5%
As a % of Direct revenues	8.0%	8.8%	(0.8)%
Safety-Kleen Sustainability Solutions SG&A expenses for the three months ended March 31, 2022 increased $4.2 million from the comparable periods in 2021 primarily attributable to the increases in direct revenues noted above. As a percentage of revenues, these costs remained relatively consistent in the three months ended March 31, 2022 when compared to the same period in the prior year. Overall, $3.4 million of the increase was specifically associated with labor and benefit related costs.
Corporate Items

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
SG&A expenses	$54,968	$45,089	$9,879	21.9%
As a % of Total Clean Harbors' Direct revenues	4.7%	5.6%	(0.9)%
We manage our Corporate Items SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Generally, as revenues increase, we would expect some increase in these costs. Corporate Items SG&A expenses for the three months ended March 31, 2022 increased $9.9 million from the comparable period in 2021, however decreased as a percentage of total Clean Harbors' direct revenues. Overall, cost increases included a $6.2 million increase in labor and benefits related costs, including higher human resources related expenses, incentive compensation and stock based compensation costs. The higher stock based compensation costs are primarily driven by the timing of grants in 2022 as well as overall achievement of performance based awards. These increases were partially offset by the $3.0 million breakup fee received related to the termination of the proposed asset acquisition from Vertex Energy, Inc. The remaining net increase is spread across various cost categories.
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

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Adjusted EBITDA:
Environmental Services	$183,602	$140,254	$43,348	30.9%
Safety-Kleen Sustainability Solutions	51,877	31,632	20,245	64.0
Corporate Items	(55,220)	(42,435)	(12,785)	(30.1)
Total	$180,259	$129,451	$50,808	39.2%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$45,314	$21,736
Accretion of environmental liabilities	3,156	2,953
Stock-based compensation	5,712	3,480
Depreciation and amortization	84,298	72,163
Other (income) expense, net	(704)	1,228
Interest expense, net of interest income	25,017	17,918
Provision for income taxes	17,466	9,973
Adjusted EBITDA	$180,259	$129,451
As a % of Direct revenues	15.4%	16.0%
Depreciation and Amortization

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$72,058	$64,574	$7,484	11.6%
Permits and other intangibles amortization	12,240	7,589	4,651	61.3
Total depreciation and amortization	$84,298	$72,163	$12,135	16.8%
Depreciation and amortization for the three months ended March 31, 2022 increased by $12.1 million from the comparable periods in 2021 due the depreciation and amortization of the HydroChemPSC tangible and intangible assets which were acquired in in the fourth quarter of 2021.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change
Provision for income taxes	$17,466	$9,973	$7,493	75.1%
Effective tax rate	27.8%	31.5%	(3.7)%
The provision for income taxes for the three months ended March 31, 2022 increased $7.5 million from the comparable period in 2021, due to an increase in income before provision for income taxes. Our effective tax rate for the three months ended March 31, 2022 decreased 3.7% when compared to the three months ended March 31, 2021. The decrease in our effective tax rate is largely due a decrease in unbenefited losses in certain of our Canadian entities.
In recent periods, certain Canadian entities which have historically generated net operating losses and for which we have recognized valuation allowances, have been operating at a profit. This recent profitability is due to operational improvements, tax strategies and government subsidies. As of March 31, 2022, we do not yet believe that sufficient positive evidence exists to support that this return to profitability will continue for a sustained period. We will continue to evaluate this on an ongoing basis to determine when, if at all, to release some or all of the associated remaining valuation allowances.
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
Summary of Cash Flow Activity

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash (used in) from operating activities	$(38,629)	$103,000
Net cash used in investing activities	(58,861)	(86,737)
Net cash used in financing activities	(16,080)	(40,620)
Net cash (used in) from operating activities
Net cash used in operating activities for the three months ended March 31, 2022 was $38.6 million as compared to net cash from operating activities of $103.0 million in the comparable period of 2021. The decrease in operating cash flows from the comparable period of 2021 was attributable to an increase in working capital and higher incentive compensation and interest payments in the first quarter of 2022, partially offset by greater levels of operating income.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2022 was $58.9 million, a decrease of $27.9 million from the comparable period in 2021. The decrease in net cash used in investing activities as compared to the same prior year period was primarily due to cash flows associated with our marketable securities which resulted in a cash inflow of $5.4 million in the first quarter of 2022 as compared to a cash outflow of $22.6 million in the first quarter of 2021. This $28.0 million change was mainly due to the timing of transactions within our wholly owned captive insurance company. Additionally, there was a $27.9 million decrease in acquisitions, net of cash acquired which encompassed a $5.0 million working capital adjustment received in the first quarter of 2022 related to the acquisition of HydroChemPSC. Partially offsetting these two net decreases was an increase of $28.4 million in additions to property, plant and equipment.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2022 was $16.1 million, as compared to $40.6 million in the comparable period in 2021. This decrease of $24.5 million was primarily due to a decrease in repurchases of common stock of $22.9 million during the first three months of 2022.
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

The following is a reconciliation from net cash (used in) from operating activities to adjusted free cash flow for the following periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) from operating activities	$(38,629)	$103,000
Additions to property, plant and equipment	(70,308)	(41,913)
Proceeds from sale and disposal of fixed assets	1,320	1,204
Adjusted free cash flow	$(107,617)	$62,291
Summary of Capital Resources
At March 31, 2022, cash and cash equivalents and marketable securities totaled $414.9 million, compared to $534.3 million at December 31, 2021. At March 31, 2022, cash and cash equivalents held by our foreign subsidiaries totaled $39.9 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $375.0 million at March 31, 2022, and our U.S. operations had net operating cash outflows of $29.6 million for the three months ended March 31, 2022.
We also maintain a $400.0 million revolving credit facility of which, as of March 31, 2022, approximately $290.3 million was available to borrow and letters of credit under the credit facility in the amount of $109.7 million were outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first three months of 2022 were $70.3 million as compared to $41.9 million during the first three months of 2021. We anticipate that 2022 capital spending, net of disposals, will be in the range of $310.0 million to $330.0 million. This includes approximately $40.0 million to $45.0 million of capital spending for our new incinerator construction in Kimball, Nebraska, of which $4.6 million has been spent during the first three months of 2022.
As always, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and could adversely affect our results of operations and cash flow.
Financing Arrangements
As of March 31, 2022, our financing arrangements include (i) $717.7 million of senior secured term loans due 2024, (ii) $545.0 million of 4.875% senior unsecured notes due 2027, (iii) $997.5 million of senior secured term loans due 2028 and (iv) $300.0 million of 5.125% senior unsecured notes due 2029. We also maintain our $400.0 million revolving credit facility. As of March 31, 2022, under the revolving credit facility, we had no outstanding loan balance, $290.3 million available to borrow and outstanding letters of credit of $109.7 million.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2021, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During each of the three months ended March 31, 2022 and March 31, 2021, the Company repurchased and retired a total of approximately 41.1 thousand and 300.0 thousand shares of the Company's common stock, respectively, for total expenditures of approximately $3.7 million and $26.5 million, respectively.
Through March 31, 2022, the Company has repurchased and retired a total of approximately 7.7 million shares of its common stock for approximately $448.3 million under this program. As of March 31, 2022, an additional $151.7 million remained available for repurchase of shares under this program.

Environmental Liabilities

(in thousands, except percentages)	March 31, 2022	December 31, 2021	Change	% Change
Closure and post-closure liabilities	$100,699	$99,103	$1,596	1.6%
Remedial liabilities	124,729	111,873	12,856	11.5
Total environmental liabilities	$225,428	$210,976	$14,452	6.9%
Total environmental liabilities as of March 31, 2022 were $225.4 million, an increase of $14.5 million compared to December 31, 2021, primarily due to new liabilities, including those assumed in acquisition, of $14.0 million and accretion of $3.2 million, partially offset by expenditures of $3.6 million. The majority of the new liabilities relate to a real estate acquisition in 2022 for which we are assuming a remedial liability. The remedial liability was contemplated when arriving at the amount paid to acquire the property.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of March 31, 2022, there were $109.7 million outstanding letters of credit. See Note 11, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report for further discussion of our standby letters of credit and other financing arrangements.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first three months of 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2022 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the three months ended

March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1, 2022 through January 31, 2022	20,910	$89.24	20,768	$153,590
February 1, 2022 through February 28, 2022	24,689	91.04	20,350	151,748
March 1, 2022 through March 31, 2022	13,619	103.66	—	151,748
Total	59,218	93.30	41,118
________________
(1)    Includes 18,100 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2022, we repurchased 20,768 shares under the Rule 10b5-1 plan for a total of $1.9 million. Future repurchases will also be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	May 4, 2022

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	May 4, 2022