Form 10-Q
period 2022-06-30
CLEAN HARBORS INC
filed 2022-08-03
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 29, 2022 was 54,103,226.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$344,631	$452,575
Short-term marketable securities	70,797	81,724
Accounts receivable, net of allowances aggregating $49,817 and $40,140, respectively	1,005,488	792,734
Unbilled accounts receivable	134,173	94,963
Inventories and supplies	275,696	250,692
Prepaid expenses and other current assets	93,320	68,483
Total current assets	1,924,105	1,741,171
Property, plant and equipment, net	1,913,145	1,863,175
Other assets:
Operating lease right-of-use assets	157,048	161,797
Goodwill	1,244,655	1,227,042
Permits and other intangibles, net	637,254	644,912
Other	48,449	15,602
Total other assets	2,087,406	2,049,353
Total assets	$5,924,656	$5,653,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,535	$17,535
Accounts payable	409,218	359,866
Deferred revenue	94,531	83,749
Accrued expenses and other current liabilities	387,047	391,414
Current portion of closure, post-closure and remedial liabilities	34,551	25,136
Current portion of operating lease liabilities	47,176	47,614
Total current liabilities	990,058	925,314
Other liabilities:
Closure and post-closure liabilities, less current portion of $12,379 and $12,015, respectively	90,618	87,088
Remedial liabilities, less current portion of $22,172 and $13,121, respectively	101,484	98,752
Long-term debt, less current portion	2,510,963	2,517,024
Operating lease liabilities, less current portion	112,854	117,991
Deferred tax liabilities	322,108	314,853
Other long-term liabilities	79,621	78,790
Total other liabilities	3,217,648	3,214,498
Commitments and contingent liabilities (See Note 17)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,110,459 and 54,419,321 shares, respectively	541	544
Additional paid-in capital	512,662	536,377
Accumulated other comprehensive loss	(162,702)	(196,012)
Accumulated earnings	1,366,449	1,172,978
Total stockholders’ equity	1,716,950	1,513,887
Total liabilities and stockholders’ equity	$5,924,656	$5,653,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Service revenues	$1,085,043	$734,563	$2,027,104	$1,397,271
Product revenues	271,269	191,895	498,317	337,335
Total revenues	1,356,312	926,458	2,525,421	1,734,606
Cost of revenues: (exclusive of items shown separately below)
Service revenues	736,560	492,662	1,429,984	943,000
Product revenues	161,909	125,224	311,874	235,422
Total cost of revenues	898,469	617,886	1,741,858	1,178,422
Selling, general and administrative expenses	155,608	124,106	306,781	245,747
Accretion of environmental liabilities	3,197	2,873	6,353	5,826
Depreciation and amortization	87,868	71,592	172,166	143,755
Income from operations	211,170	110,001	298,263	160,856
Other income (expense), net	1,265	(1,480)	1,969	(2,708)
Gain on sale of business	8,864	—	8,864	—
Interest expense, net of interest income of $563, $580, $1,056 and $1,060, respectively	(26,256)	(18,051)	(51,273)	(35,969)
Income before provision for income taxes	195,043	90,470	257,823	122,179
Provision for income taxes	46,886	23,395	64,352	33,368
Net income	$148,157	$67,075	$193,471	$88,811
Earnings per share:
Basic	$2.73	$1.23	$3.56	$1.63
Diluted	$2.71	$1.22	$3.54	$1.62
Shares used to compute earnings per share - Basic	54,318	54,529	54,362	54,625
Shares used to compute earnings per share - Diluted	54,597	54,854	54,639	54,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$148,157	$67,075	$193,471	$88,811
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities	(128)	(48)	(656)	(122)
Unrealized gain (loss) on fair value of interest rate hedge	11,243	(349)	35,924	2,759
Reclassification adjustment for interest rate hedge amounts realized in net income	2,164	2,494	5,358	4,942
Unfunded pension liability	20	—	10	—
Foreign currency translation adjustments	(13,838)	8,543	(7,326)	15,009
Other comprehensive (loss) income, net of tax	(539)	10,640	33,310	22,588
Comprehensive income	$147,618	$77,715	$226,781	$111,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$193,471	$88,811
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	172,166	143,755
Allowance for doubtful accounts	6,927	2,109
Amortization of deferred financing costs and debt discount	3,135	1,806
Accretion of environmental liabilities	6,353	5,826
Changes in environmental liability estimates	1,232	445
Deferred income taxes	2,226	1,912
Other (income) expense, net	(1,969)	2,708
Stock-based compensation	12,547	6,785
Gain on sale of business	(8,864)	—
Environmental expenditures	(7,028)	(6,594)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(263,584)	(51,285)
Inventories and supplies	(23,888)	765
Other current and non-current assets	(25,504)	(12,043)
Accounts payable	45,748	49,880
Other current and long-term liabilities	19,002	30,552
Net cash from operating activities	131,970	265,432
Cash flows used in investing activities:
Additions to property, plant and equipment	(148,042)	(91,988)
Proceeds from sale and disposal of fixed assets	3,023	3,479
Acquisitions, net of cash acquired	(68,766)	(22,918)
Proceeds from sale of business, net of transaction costs	17,486	—
Additions to intangible assets including costs to obtain or renew permits	(836)	(1,750)
Proceeds from sale of available-for-sale securities	32,835	70,526
Purchases of available-for-sale securities	(23,182)	(89,689)
Net cash used in investing activities	(187,482)	(132,340)
Cash flows used in financing activities:
Change in uncashed checks	475	(2,895)
Tax payments related to withholdings on vested restricted stock	(2,571)	(4,739)
Repurchases of common stock	(33,694)	(45,409)
Deferred financing costs paid	(321)	(146)
Payments on finance leases	(6,552)	(3,577)
Principal payments on debt	(8,768)	(3,768)
Net cash used in financing activities	(51,431)	(60,534)
Effect of exchange rate change on cash	(1,001)	3,915
(Decrease) increase in cash and cash equivalents	(107,944)	76,473
Cash and cash equivalents, beginning of period	452,575	519,101
Cash and cash equivalents, end of period	$344,631	$595,574
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$48,104	$34,164
Income taxes paid, net of refunds	29,307	32,519
Non-cash investing activities:
Property, plant and equipment accrued	21,156	8,807
Remedial liability assumed in acquisition of property, plant and equipment	13,073	—
ROU assets obtained in exchange for operating lease liabilities	20,686	5,774
ROU assets obtained in exchange for finance lease liabilities	7,646	18,704
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2022	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
Net income	—	—	—	—	45,314	45,314
Other comprehensive income	—	—	—	33,849	—	33,849
Stock-based compensation	—	—	5,712	—	—	5,712
Issuance of common stock for restricted share vesting, net of employee tax withholdings	36	—	(1,831)	—	—	(1,831)
Repurchases of common stock	(41)	—	(3,694)	—	—	(3,694)
Balance at March 31, 2022	54,414	544	536,564	(162,163)	1,218,292	1,593,237
Net income	—	—	—	—	148,157	148,157
Other comprehensive loss	—	—	—	(539)	—	(539)
Stock-based compensation	—	—	6,835	—	—	6,835
Issuance of common stock for restricted share vesting, net of employee tax withholdings	31	—	(740)	—	—	(740)
Repurchases of common stock	(335)	(3)	(29,997)	—	—	(30,000)
Balance at June 30, 2022	54,110	$541	$512,662	$(162,702)	$1,366,449	$1,716,950

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2021	54,773	$548	$582,749	$(211,477)	$969,731	$1,341,551
Net income	—	—	—	—	21,736	21,736
Other comprehensive income	—	—	—	11,948	—	11,948
Stock-based compensation	—	—	3,480	—	—	3,480
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(3,720)	—	—	(3,719)
Repurchases of common stock	(300)	(3)	(26,543)	—	—	(26,546)
Balance at March 31, 2021	54,551	546	555,966	(199,529)	991,467	1,348,450
Net income	—	—	—	—	67,075	67,075
Other comprehensive income	—	—	—	10,640	—	10,640
Stock-based compensation	—	—	3,305	—	—	3,305
Issuance of common stock for restricted share vesting, net of employee tax withholdings	42	—	(1,020)	—	—	(1,020)
Repurchases of common stock	(200)	(2)	(18,861)	—	—	(18,863)
Balance at June 30, 2021	54,393	$544	$539,390	$(188,889)	$1,058,542	$1,409,587

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

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in these policies or their application during the periods presented.

(3) REVENUES
The Company’s third-party revenues are disaggregated by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The Company's significant sources of revenue include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, large remediation projects, collection and transportation, packaging, recycling, treatment and disposal of waste. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incineration, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters such as hurricanes. Emergency response services also include spill cleanup on land and water, contagion disinfection, decontamination and disposal services most recently in response to the COVID-19 pandemic. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The

Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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

The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the Three Months Ended June 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$945,579	$236,879	$79	$1,182,537
Canada	138,927	34,848	—	173,775
Total third-party revenues	$1,084,506	$271,727	$79	$1,356,312

Sources of Revenue
Technical Services	$387,019	$—	$—	$387,019
Field and Emergency Response Services (1)	144,860	—	—	144,860
Industrial Services and Other (2)	360,870	—	79	360,949
Safety-Kleen Environmental Services	191,757	49,381	—	241,138
Safety-Kleen Oil	—	222,346	—	222,346
Total third-party revenues	$1,084,506	$271,727	$79	$1,356,312
_____________
(1) Includes approximately $34.2 million of third-party revenues from the operations of the HydroChemPSC business
(2) Includes approximately $173.7 million of third-party revenues from the operations of the HydroChemPSC business

	For the Three Months Ended June 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$616,585	$180,216	$79	$796,880
Canada	106,562	23,016	—	129,578
Total third-party revenues	$723,147	$203,232	$79	$926,458

Sources of Revenue
Technical Services	$306,865	$—	$—	$306,865
Field and Emergency Response Services	106,986	—	—	106,986
Industrial Services and Other	150,367	—	79	150,446
Safety-Kleen Environmental Services	158,929	40,453	—	199,382
Safety-Kleen Oil	—	162,779	—	162,779
Total third-party revenues	$723,147	$203,232	$79	$926,458

	For the Six Months Ended June 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,780,257	$439,409	$151	$2,219,817
Canada	245,047	60,557	—	305,604
Total third-party revenues	$2,025,304	$499,966	$151	$2,525,421

Sources of Revenue
Technical Services	$710,675	$—	$—	$710,675
Field and Emergency Response Services (1)	277,219	—	—	277,219
Industrial Services and Other (2)	669,708	—	151	669,859
Safety-Kleen Environmental Services	367,702	93,769	—	461,471
Safety-Kleen Oil	—	406,197	—	406,197
Total third-party revenues	$2,025,304	$499,966	$151	$2,525,421
_____________
(1) Includes approximately $62.2 million of third-party revenues from the operations of the HydroChemPSC business
(2) Includes approximately $329.8 million of third-party revenues from the operations of the HydroChemPSC business

	For the Six Months Ended June 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,192,093	$319,206	$158	$1,511,457
Canada	183,932	39,217	—	223,149
Total third-party revenues	$1,376,025	$358,423	$158	$1,734,606

Sources of Revenue
Technical Services	$578,905	$—	$—	$578,905
Field and Emergency Response Services	212,154	—	—	212,154
Industrial Services and Other	270,177	—	158	270,335
Safety-Kleen Environmental Services	314,789	79,431	—	394,220
Safety-Kleen Oil	—	278,992	—	278,992
Total third-party revenues	$1,376,025	$358,423	$158	$1,734,606
Contract Balances

(in thousands)	June 30, 2022	December 31, 2021
Receivables	$1,005,488	$792,734
Contract assets (unbilled receivables)	134,173	94,963
Contract liabilities (deferred revenue)	94,531	83,749
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

(4) BUSINESS COMBINATIONS
2022 Acquisition
On June 17, 2022, the Company acquired a privately-owned company for an all-cash purchase price of approximately $73.8 million, net of cash acquired and subject to working capital adjustments. The operations of the newly acquired company expand the Safety-Kleen Sustainability Solutions segment's waste oil collection capabilities and re-refining business throughout the southeast region of the United States, including the addition of a re-refinery in Georgia.
The preliminary allocation of the purchase price is provisional and was based on estimates of the fair value of assets acquired and liabilities assumed as of June 17, 2022. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determination and recognition of assets acquired and liabilities assumed (in thousands):

At June 17, 2022
Accounts receivable	$1,079
Inventories and supplies	5,737
Prepaid expenses and other current assets	269
Property, plant and equipment	23,270
Permits and other intangibles	16,750
Operating lease right-of-use assets	585
Other non-current assets	42
Current liabilities	(2,756)
Current portion of operating lease liabilities	(186)
Operating lease liabilities, less current portion	(399)
Total identifiable net assets	44,391
Goodwill	29,375
Total purchase price	$73,766
Intangible assets acquired include supplier relationships, permits, customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between five and 20 years with a weighted average useful life of approximately 17 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company's financial statements for the period ended June 30, 2022 and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2021 are immaterial to the consolidated financial statements of the Company.
2021 Acquisitions
On October 8, 2021, the Company completed the acquisition of LJ Energy Services Intermediate Holding Corp. and its subsidiaries (collectively, “HydroChemPSC”), a privately-owned company, for an all-cash purchase price of approximately $1.23 billion. HydroChemPSC is a leading U.S. provider of industrial cleaning, specialty maintenance and utilities services. These operations enhance and have been integrated into the Company's Environmental Services segment. In the first quarter of 2022, the Company received $5.0 million after finalizing the acquisition date working capital balances, which decreased the overall purchase price.
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

	At Acquisition Date As Reported December 31, 2021	Measurement Period Adjustments	At Acquisition Date As Reported June 30, 2022
Accounts receivable, including unbilled receivables	$131,924	$(395)	$131,529
Inventories and supplies	3,162	—	3,162
Prepaid expenses and other current assets	16,016	363	16,379
Property, plant and equipment	313,540	—	313,540
Other intangibles	289,000	—	289,000
Operating lease right-of-use assets	34,347	68	34,415
Other non-current assets	1,045	(60)	985
Current liabilities	(115,704)	(883)	(116,587)
Current portion of operating lease liabilities	(11,659)	382	(11,277)
Operating lease liabilities, less current portion	(26,128)	(216)	(26,344)
Deferred tax liabilities	(85,908)	2,436	(83,472)
Other long-term liabilities	(2,685)	(242)	(2,927)
Total identifiable net assets	546,950	1,453	548,403
Goodwill (i)	683,463	(6,453)	677,010
Total purchase price	$1,230,413	$(5,000)	$1,225,413
_____________
(i) Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $677.0 million was assigned to the Environmental Sales & Service reporting unit and is attributable to the future economic benefits arising from the acquired operations, synergies and the acquired workforce of HydroChemPSC. None of the goodwill related to this acquisition will be deductible for tax purposes.
HydroChemPSC's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on October 8, 2021. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Pro forma combined revenues	$1,121,121	$2,107,309
Pro forma combined net income	74,526	102,078
The pro forma results do not include any costs incurred directly attributable to the acquisition of HydroChemPSC. The pro forma results do reflect impacts resulting from the issuance of $1.0 billion senior secured term loans issued in connection with the acquisition assuming interest rates in effect at the time of the acquisition.
This pro forma financial information is not necessarily indicative of the Company's consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company's consolidated results for any future period. Interest expense used in calculating the pro forma net income did not contemplate the interest rate swaps that the Company put in place in early 2022.
On March 27, 2021, the Company also acquired a privately-owned business for $22.8 million cash consideration. The acquired company increases the Safety-Kleen Sustainability Solutions segment's network within the south central United States. In connection with this acquisition, a final goodwill amount of $16.3 million was recognized.

(5) DISPOSITION OF BUSINESS
On June 30, 2022, the Company completed the sale of a line of business as part of its continuous focus on divesting certain non-core operations. The divested line of business was previously included within the Sales & Services reporting unit of the Environmental Services segment. The Company determined that the disposition did not constitute a strategic shift and that the impact on the Company's overall operations and financial results will not be material. Accordingly, the operations associated with the disposal are not reported in discontinued operations. The line of business was sold for $19.5 million and is subject to customary post-closing conditions. The gain on sale of $8.9 million, after accounting for the assets sold, liabilities transferred upon sale and transaction costs, is included in gain on sale of business in the Company’s consolidated statement of operations for the three and six months ended June 30, 2022.
(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Oil and oil related products	$112,656	$101,965
Supplies	136,038	126,602
Solvent and solutions	11,304	8,099
Other	15,698	14,026
Total inventories and supplies	$275,696	$250,692
Supplies inventories consist primarily of critical spare parts to support the Company's incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$174,744	$165,010
Asset retirement costs (non-landfill)	19,598	19,105
Landfill assets	214,558	205,873
Buildings and improvements (1)	571,078	551,795
Camp equipment	124,672	127,680
Vehicles (2)	950,754	912,836
Equipment (3)	2,136,376	2,092,395
Furniture and fixtures	6,574	6,444
Construction in progress	98,189	60,447
	4,296,543	4,141,585
Less - accumulated depreciation and amortization	2,383,398	2,278,410
Total property, plant and equipment, net	$1,913,145	$1,863,175
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million and $8.9 million respectively.
(2) Balances inclusive of gross ROU assets classified as finance leases of $85.3 million and $77.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.3 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $75.6 million and $147.7 million for the three and six months ended June 30, 2022, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $63.8 million and $128.4 million for the three and six months ended June 30, 2021, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2022 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2022	$1,085,534	$141,508	$1,227,042
Increase from current period acquisition	—	29,375	29,375
Measurement period adjustments from prior period acquisition	(6,453)	—	(6,453)
Decrease from disposition of business	(4,412)	—	(4,412)
Foreign currency translation	(659)	(238)	(897)
Balance at June 30, 2022	$1,074,010	$170,645	$1,244,655
The decrease from disposition of business relates to the divestiture discussed in Note 5, "Disposition of Business." The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended June 30, 2022, no such triggering events were identified.
As of June 30, 2022 and December 31, 2021, the Company's intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$189,675	$105,957	$83,718	$187,519	$102,408	$85,111
Customer and supplier relationships	589,192	229,277	359,915	576,474	214,776	361,698
Other intangible assets	95,688	25,100	70,588	94,271	19,359	74,912
Total amortizable permits and other intangible assets	874,555	360,334	514,221	858,264	336,543	521,721
Trademarks and trade names	123,033	—	123,033	123,191	—	123,191
Total permits and other intangible assets	$997,588	$360,334	$637,254	$981,455	$336,543	$644,912
Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.3 million and $24.5 million in the three and six months ended June 30, 2022, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $7.8 million and $15.4 million in the three and six months ended June 30, 2021, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2022 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2022 (six months)	$24,966
2023	45,728
2024	40,256
2025	39,051
2026	37,167
Thereafter	327,053
$514,221

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued insurance	$96,642	$102,853
Accrued interest	19,763	19,785
Accrued compensation and benefits	113,575	133,604
Accrued income, real estate, sales and other taxes	66,071	29,954
Interest rate swap liability	—	17,383
Accrued other	90,996	87,835
	$387,047	$391,414
The decrease in the interest rate swap liability balance from December 31, 2021 is due to changes in future interest rate expectations. As of June 30, 2022, the interest rate swap derivatives are in an asset position and therefore are included within Other Assets on the consolidated balance sheet. For additional information relating to the interest rate swaps, see Note 12, "Financing Arrangements."

(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2022 through June 30, 2022 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2022	$53,425	$45,678	$99,103
New asset retirement obligations	1,657	—	1,657
Accretion	2,250	1,993	4,243
Changes in estimates recorded to consolidated statement of operations	329	47	376
Changes in estimates recorded to consolidated balance sheet	—	504	504
Expenditures	(2,126)	(622)	(2,748)
Currency translation and other	(100)	(38)	(138)
Balance at June 30, 2022	$55,435	$47,562	$102,997
In the six months ended June 30, 2022, there were no significant charges or benefits resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first six months of 2022 were discounted at the credit-adjusted risk-free rate of 5.37%.

(11) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2022 through June 30, 2022 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2022	$1,780	$59,787	$50,306	$111,873
Liability assumed in acquisition of real estate	—	—	13,073	13,073
Measurement period adjustment from a prior period acquisition	—	—	242	242
Accretion	42	1,264	804	2,110
Changes in estimates recorded to consolidated statement of operations	1	731	124	856
Expenditures	(25)	(1,676)	(2,579)	(4,280)
Currency translation and other	—	(9)	(209)	(218)
Balance at June 30, 2022	$1,798	$60,097	$61,761	$123,656
In the six months ended June 30, 2022, there were no significant benefits or charges resulting from changes in estimates for remedial liabilities. The $13.1 million liability assumed in acquisition relates to real estate that the Company acquired in the first quarter of 2022. In purchasing the property, the Company assumed a known associated remedial liability, which was contemplated in the purchase price.

(12) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	June 30, 2022	December 31, 2021
Secured senior term loans	$17,535	$17,535

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$708,323	$712,091
Secured senior term loans due October 8, 2028 ("2028 Term Loans")	985,000	990,000
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	$2,538,323	$2,547,091
Unamortized debt issuance costs and discount, net	(27,360)	(30,067)
Long-term debt, at carrying value	$2,510,963	$2,517,024
Financing Activities
As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.5 billion and $2.6 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company had $290.6 million available to borrow under the revolving credit facility and outstanding letters of credit were $109.4 million. Subject to certain conditions, this credit facility will expire in October 2025.
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
In January 2022, the Company entered into interest rate swap agreements ("2022 Swaps") with a notional amount of $600.0 million to effectively fix the interest rate on $600.0 million principal of the outstanding 2028 Term Loans. Under the terms of the 2022 Swaps' agreements, the Company will receive interest based upon the variable rates on the 2028 Term Loans and pay a fixed amount of interest. The fixed rate on these instruments is 0.931% through June 30, 2023 and then increases to 1.9645% from July 1, 2023 through September 30, 2027. The variable rate on these instruments is designed to both mirror the current 2028 Term Loan interest payments and the successor rate upon the eventual sunsetting of the LIBOR rate. Under the terms of the 2022 Swaps, the Company currently receives interest based on the one-month LIBOR index and pays interest at a weighted average rate of 0.931%, resulting in a fixed effective annual interest rate of approximately 2.931%.
The Company has designated both the 2018 Swaps and the 2022 Swaps (collectively referred to as the “Swaps”) as cash flow hedges. The Company recognizes the fair value of the derivative instruments by counterparty as either a net asset, included in Other Assets, or net liability, included in Accrued expenses and other current liabilities, on the consolidated balance sheets. As of June 30, 2022, the Company recorded a related derivative asset with a fair value of $33.7 million. As of December 31, 2021, the derivative liability totaled $17.4 million. The change in the fair value of the interest rate swap liability is mainly due to the passage of time and changes in future interest rate expectations.
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

(13) INCOME TAXES
The Company records a tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period. The estimated annual effective tax rate may be significantly impacted by projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 24.0% and 25.0%, compared to 25.9% and 27.3%, respectively, for the comparable periods in 2021.
As of June 30, 2022 and December 31, 2021, the Company had recorded $3.6 million and $5.5 million, respectively, of gross liabilities for unrecognized tax benefits and $1.9 million and $2.3 million, respectively, of accrued interest.

(14) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$148,157	$67,075	$193,471	$88,811
Denominator:
Weighted-average basic shares outstanding	54,318	54,529	54,362	54,625
Dilutive effect of outstanding stock awards	279	325	277	320
Dilutive shares outstanding	54,597	54,854	54,639	54,945

Basic earnings per share:	$2.73	$1.23	$3.56	$1.63
Diluted earnings per share:	$2.71	$1.22	$3.54	$1.62
For the three months ended June 30, 2022 and 2021, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 104,700 and 33,708, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 8,376 and 500, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.
For the six months ended June 30, 2022 and 2021, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 104,700 and 33,708, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 25,876 and 12,604, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(15) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the six months ended June 30, 2022 were as follows (in thousands):

	Foreign Currency Translation	Unrealized (Loss) Gain on Available-For-Sale Securities	Unrealized (Loss) Gain on Interest Rate Hedge	Unrealized Loss on Unfunded Pension Liability	Total
Balance at January 1, 2022	$(177,824)	$(150)	$(17,383)	$(655)	$(196,012)
Other comprehensive (loss) income before reclassifications	(7,326)	(830)	45,685	10	37,539
Amounts reclassified out of accumulated other comprehensive loss	—	—	5,358	—	5,358
Tax benefit (provision)	—	174	(9,761)	—	(9,587)
Other comprehensive (loss) income	(7,326)	(656)	41,282	10	33,310
Balance at June 30, 2022	$(185,150)	$(806)	$23,899	$(645)	$(162,702)
The amount realized in the consolidated statement of operations during the three and six months ended June 30, 2022 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Other Comprehensive (Loss) Income Component	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	Location
Unrealized loss on interest rate hedge	$(2,164)	$(5,358)	Interest expense, net of interest income

(16) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2022 was $6.8 million and $12.5 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2021 was $3.3 million and $6.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2022 was $1.2 million and $2.3 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2021 was $0.8 million and $1.5 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the six months ended June 30, 2022:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2022	452,197	$76.88
Granted	137,697	93.00
Vested	(56,068)	75.94
Forfeited	(15,487)	82.65
Balance at June 30, 2022	518,339	81.09
As of June 30, 2022, there was $30.4 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2022 was $3.9 million and $5.6 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2021 was $4.9 million and $8.9 million, respectively.
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
The following table summarizes information about performance stock awards for the six months ended June 30, 2022:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2022	169,757	$85.56
Granted	154,172	92.64
Vested	(35,718)	86.14
Forfeited	(5,722)	87.14
Balance at June 30, 2022	282,489	89.32
As of June 30, 2022, there was $13.1 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. No performance awards vested during the three months ended June 30, 2022 and June 30, 2021. The total fair value of performance awards vested during the six months ended June 30, 2022 and June 30, 2021 was $3.8 million and $6.4 million, respectively.

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
At June 30, 2022 and December 31, 2021, the Company had recorded reserves of $36.8 million and $36.1 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of June 30, 2022 and December 31, 2021, the $36.8 million and $36.1 million, respectively, of reserves consisted of (i) $24.1 million for both periods, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $12.7 million and $12.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses and other current liabilities on the consolidated balance sheets.
As of June 30, 2022, the Company's principal legal and administrative proceedings were as follows:
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
Product Liability Cases. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” Safety-Kleen has been named as a defendant in various product liability lawsuits that are currently pending in various courts and jurisdictions throughout the United States. As of June 30, 2022, Safety-Kleen has been named in approximately 60 outstanding proceedings (excluding cases which have been settled but not formally dismissed), wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2022. From January 1, 2022 to June 30, 2022, eight product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.

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
Third-Party Sites. Of the 125 third-party Superfund sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has an indemnification agreement at a total of 17 sites. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management and McKesson. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for the indemnification agreements which the Company holds from ChemWaste and McKesson, the Company does not have an indemnity agreement with respect to any of the 125 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2022 and December 31, 2021, there were two proceedings for which the Company reasonably believes that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will not, individually or in the aggregate, have a material effect on its financial condition, results of operations or cash flows.

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
The following table reconciles third-party revenues to direct revenues for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$1,084,506	$6,237	$1,090,743	$723,147	$950	$724,097
Safety-Kleen Sustainability Solutions	271,727	(6,237)	265,490	203,232	(950)	202,282
Corporate Items	79	—	79	79	—	79
Total	$1,356,312	$—	$1,356,312	$926,458	$—	$926,458

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$2,025,304	$12,884	$2,038,188	$1,376,025	$2,674	$1,378,699
Safety-Kleen Sustainability Solutions	499,966	(12,884)	487,082	358,423	(2,674)	355,749
Corporate Items	151	—	151	158	—	158
Total	$2,525,421	$—	$2,525,421	$1,734,606	$—	$1,734,606
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
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Environmental Services	$269,341	$176,041	$452,943	$316,295
Safety-Kleen Sustainability Solutions	97,010	63,314	148,887	94,946
Corporate Items	(57,281)	(51,584)	(112,501)	(94,019)
Total	309,070	187,771	489,329	317,222
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,197	2,873	6,353	5,826
Stock-based compensation	6,835	3,305	12,547	6,785
Depreciation and amortization	87,868	71,592	172,166	143,755
Income from operations	211,170	110,001	298,263	160,856
Other (income) expense, net	(1,265)	1,480	(1,969)	2,708
Gain on sale of business	(8,864)	—	(8,864)	—
Interest expense, net of interest income	26,256	18,051	51,273	35,969
Income before provision for income taxes	$195,043	$90,470	$257,823	$122,179

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
Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today's world. Everywhere industry meets the environment, we strive to provide eco-friendly products and services that protect and restore North America's natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities ("TSDFs") in North America. We serve over 300,000 customers, including the majority of Fortune 500 companies. This diverse customer base includes the chemical, energy, manufacturing and additional markets, as well as numerous government agencies. These customers rely on us to deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are the largest re-refiner and recycler of used oil in North America and the largest provider of parts washer and related environmental services to commercial, industrial and automotive customers in North America.
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
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service offerings and products. Safety-Kleen Sustainability Solutions offers high quality recycled KLEEN+ base oils and various blended oil products to end users including fleet customers, distributors and manufacturers of oil products.

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
Highlights
Total revenues for the three and six months ended June 30, 2022 were $1,356.3 million and $2,525.4 million, compared with $926.5 million and $1,734.6 million for the three and six months ended June 30, 2021. Our Environmental Services segment direct revenues increased $366.6 million and $659.5 million or 50.6% and 47.8% from the comparable periods in 2021. Our acquisition of HydroChemPSC on October 8, 2021, contributed to increases in both our industrial services and field and emergency response service offerings within the Environmental Services segment. The sales and operations of HydroChemPSC have been fully integrated into the Environmental Services segment and we estimate that for the three and six months ended June 30, 2022, total revenues from the HydroChemPSC business were approximately $207.9 million and $392.0 million, respectively. Core organic growth within the Environmental Services segment also contributed to the overall increases in direct revenues for the segment in 2022 as compared to the comparable periods in 2021. In the three and six months ended June 30, 2022, our Safety-Kleen Sustainability Solutions segment direct revenues increased $63.2 million and $131.3 million or 31.2% and 36.9% from the comparable periods in 2021 predominately due to higher pricing of our base and blended oil products. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $7.3 million in the three and six months ended June 30, 2022.
In the three and six months ended June 30, 2022, costs have increased in both the Environmental Services and Safety-Kleen Sustainability Solutions segments when comparing to the prior year given the increase in business levels, revenue mix, inflationary pressures seen across several cost categories and supply chain constraints. Our business began seeing the impact of macroeconomic factors including inflationary pressures and supply chain constraints in 2021 and these factors continue to impact the business operations. Supply chain challenges for additives and other materials used in the oil re-refining process have delayed production, added costs and shifted the product mix within our Safety-Kleen Sustainability Solutions segment. Similarly within the Environmental Services segment, supply chain challenges have delayed fleet and equipment delivery, increasing rental and external transportation costs.
Both segments have seen the impact of inflationary pressures, most notably in labor and the cost of certain supplies used in the operations of our businesses, including fuel related costs. In recent quarters, we have executed upon pricing strategies, including fuel surcharges, and cost control initiatives to mitigate, to the greatest extent possible, the impact of these inflationary pressures. As a result of these focused efforts, costs as a percentage of direct revenues for the three months ended June 30, 2022 improved when compared to previous quarters also impacted by these inflationary pressures.
We reported income from operations for the three and six months ended June 30, 2022 of $211.2 million and $298.3 million, compared with $110.0 million and $160.9 million in the three and six months ended June 30, 2021, representing increases of $101.2 million and $137.4 million. Net income for the three and six months ended June 30, 2022 was $148.2 million and $193.5 million, compared with net income of $67.1 million and $88.8 million in the three and six months ended June 30, 2021, representing increases of $81.1 million and $104.7 million.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 64.6% to $309.1 million in the three months ended June 30, 2022 from $187.8 million in the three months ended June 30, 2021 and increased 54.3% to $489.3 million in the six months ended June 30, 2022 from $317.2 million in the six months ended June 30, 2021. This improved performance was driven by the increased revenue levels in both segments noted above, focused pricing initiatives in the Environmental Services segment's disposal network, strong spread management as it relates to the pricing of base oil products and used motor oil collection services in the Safety-Kleen Sustainability Solutions segment and cost control initiatives across the entire business. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for the six months ended June 30, 2022 was $132.0 million, as compared to net cash from operating activities of $265.4 million in the comparable period of 2021. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $13.0 million in the six months ended June 30, 2022 as compared to positive adjusted free cash flow of $176.9 million in the comparable period of 2021. These expected decreases in our cash flows were the result of an increase in working capital arising from our significant growth in the business, comparatively higher incentive compensation and interest payments and higher levels of cash spending on the acquisition of property, plant and equipment, partially offset by higher operating income. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA, as described below under "Adjusted EBITDA". The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Six Months Ended
	June 30, 2022	June 30, 2021	Change	% Change	June 30, 2022	June 30, 2021	Change	% Change
Direct Revenues(1):
Environmental Services	$1,090,743	$724,097	$366,646	50.6%	$2,038,188	$1,378,699	$659,489	47.8%
Safety-Kleen Sustainability Solutions	265,490	202,282	63,208	31.2	487,082	355,749	131,333	36.9
Corporate Items	79	79	—	N/M	151	158	(7)	N/M
Total	1,356,312	926,458	429,854	46.4	2,525,421	1,734,606	790,815	45.6
Cost of Revenues(2):
Environmental Services	743,659	487,257	256,402	52.6	1,428,995	938,512	490,483	52.3
Safety-Kleen Sustainability Solutions	151,020	123,025	27,995	22.8	303,037	231,401	71,636	31.0
Corporate Items	3,790	7,604	(3,814)	N/M	9,826	8,509	1,317	N/M
Total	898,469	617,886	280,583	45.4	1,741,858	1,178,422	563,436	47.8
Selling, General & Administrative Expenses:
Environmental Services	77,743	60,799	16,944	27.9	156,250	123,892	32,358	26.1
Safety-Kleen Sustainability Solutions	17,460	15,943	1,517	9.5	35,158	29,402	5,756	19.6
Corporate Items	60,405	47,364	13,041	27.5	115,373	92,453	22,920	24.8
Total	155,608	124,106	31,502	25.4	306,781	245,747	61,034	24.8
Adjusted EBITDA:
Environmental Services	269,341	176,041	93,300	53.0	452,943	316,295	136,648	43.2
Safety-Kleen Sustainability Solutions	97,010	63,314	33,696	53.2	148,887	94,946	53,941	56.8
Corporate Items	(57,281)	(51,584)	(5,697)	(11.0)	(112,501)	(94,019)	(18,482)	(19.7)
Total	$309,070	$187,771	$121,299	64.6%	$489,329	$317,222	$172,107	54.3%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services	24.7%	24.3%	0.4%		22.2%	22.9%	(0.7)%
Safety-Kleen Sustainability Solutions	36.5%	31.3%	5.2%		30.6%	26.7%	3.9%
Corporate Items	N/M	N/M	N/M		N/M	N/M	N/M
Total	22.8%	20.3%	2.5%		19.4%	18.3%	1.1%
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Direct revenues	$1,090,743	$724,097	$366,646	50.6%	$2,038,188	$1,378,699	$659,489	47.8%

Environmental Services direct revenues for the three months ended June 30, 2022 increased $366.6 million from the comparable period in 2021 driven primarily by the incremental business from the HydroChemPSC operations within industrial service and field and emergency response service revenues coupled with organic growth across our other waste disposal service offerings. Direct revenues of our industrial service offerings increased $203.8 million, of which approximately $173.7 million was generated by HydroChemPSC, while the remainder was primarily due to increased demand and pricing for our core industrial services. Technical services revenues increased $91.6 million largely due to higher throughput at our facilities and higher value waste streams coupled with pricing initiatives across the business. Higher volumes at our incinerators drove an increase in utilization from 87% in the second quarter of 2021 to 90% in the second quarter of 2022. We also saw an increase in landfill volumes in the second quarter of 2022 as compared to the second quarter of 2021. Field and emergency response services revenues increased approximately $40.1 million despite a $6.3 million decrease in COVID-19 decontamination service revenues. This overall increase was both related to contributions from the HydroChemPSC business of $34.2 million as well as organic growth from the legacy field services operations. Direct revenues for the Safety-Kleen core service offerings increased $31.1 million from the comparable period in 2021 due to improved pricing and greater demand for our containerized waste and vacuum services. The Canadian operations of the Environmental Services segment were negatively impacted by $5.8 million due to foreign currency translation.
Environmental Services direct revenues for the six months ended June 30, 2022 increased $659.5 million from the comparable period in 2021. Consistent with the discussion above, a significant portion of this increase is due to the incremental business from the HydroChemPSC operations within industrial service and field and emergency response service revenues and organic growth across our service offerings. Direct revenues of our industrial service offerings increased $388.2 million of which approximately $329.8 million was generated by HydroChemPSC while the remainder was primarily due to increased demand and pricing for our core industrial services. Technical services revenues increased $155.4 million largely due to higher throughput at our facilities and higher value waste streams coupled with pricing initiatives. Utilization at our incinerators increased to 88% in the six months of 2022 largely driven by increased volume and fewer down days as compared to utilization of 83% in the six months ended June 30, 2021 which was impacted by significant weather events in the first quarter of 2021. We also saw an increase in landfill volumes in the six months of 2022 as compared to the first six months of 2021. Field and emergency response services revenues increased approximately $67.4 million despite a $25.8 million decrease in COVID-19 decontamination service revenues. This overall increase was both related to contributions from the HydroChemPSC business of $62.2 million as well as organic growth from increased demand in the legacy field services operations. Direct revenues for the Safety-Kleen core service offerings increased $48.0 million from the comparable period in 2021 due to improved pricing and greater demand for our containerized waste and vacuum services. The Canadian operations of the Environmental Services segment were negatively impacted by $5.8 million due to foreign currency translation.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Direct revenues	$265,490	$202,282	$63,208	31.2%	$487,082	$355,749	$131,333	36.9%
Safety-Kleen Sustainability Solutions direct revenues for the three and six months ended June 30, 2022 increased $63.2 million and $131.3 million respectively from the comparable periods in 2021 predominately due to higher pricing of our base and blended oil products. For the three months ended June 30, 2022, base oil sales revenues increased $47.8 million and blended oil sales revenues increased $6.7 million from the comparable period in 2021 both due to pricing increases which more than offset lower volumes sold. Pricing increases also drove increases in base oil sales revenues of $98.2 million and blended oil sales revenue of $17.7 million for the six months ended June 30, 2022 when compared with the six months ended June 30, 2021. The Canadian operations of the Safety-Kleen Sustainability Solutions segment were negatively impacted by $1.5 million in both the three and six months ended June 30, 2022 due to foreign currency translation.
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of revenues	$743,659	$487,257	$256,402	52.6%	$1,428,995	$938,512	$490,483	52.3%
As a % of Direct revenues	68.2%	67.3%	0.9%		70.1%	68.1%	2.0%
Environmental Services cost of revenues for the three months ended June 30, 2022 increased $256.4 million from the comparable period in 2021, primarily due to the increase in direct revenues noted above, including additional costs from the HydroChemPSC operations. Cost of revenues as a percentage of direct revenues for the three months ended June 30, 2022 remained relatively consistent with the three months ended June 30, 2021 despite lower COVID-19 decontamination services and higher industrial services which typically operate at a lower margin than our waste disposal focused offerings. Overall, labor and benefit related costs increased $124.8 million, equipment and supply costs increased $61.2 million and external transportation, vehicle and fuel costs increased $51.1 million.
Environmental Services cost of revenues for the six months ended June 30, 2022 increased $490.5 million from the comparable period in 2021, primarily due to the increase in direct revenues noted above, including additional costs from the HydroChemPSC operations. Cost of revenues as a percentage of direct revenues increased 2.0% from the comparable period in the prior year mainly due to the mix of services, including lower COVID-19 decontamination services and the growth of our industrial services offerings which typically operate at margins lower than our waste disposal focused offerings. Inflationary pressures across several cost categories including labor, transportation, equipment and supply costs have also contributed to the increase of these costs as a percentage of revenues. Overall, labor and benefit related costs increased $234.9 million, equipment and supply costs increased $128.5 million and external transportation, vehicle and fuel related costs increased $91.5 million.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of revenues	$151,020	$123,025	$27,995	22.8%	$303,037	$231,401	$71,636	31.0%
As a % of Direct revenues	56.9%	60.8%	(3.9)%		62.2%	65.0%	(2.8)%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended June 30, 2022 increased $28.0 million from the comparable period in 2021. The cost of raw materials used in production of our oil products increased $17.8 million, driven mainly by increased costs to obtain used oil through our used oil collection services. The increase in base oil pricing in the second quarter of 2022 as compared to the same period in 2021 has resulted in a correlating increase in the cost we now pay for used oil feedstock. Increased external transportation, vehicle and fuel costs of $5.1 million also contributed to the overall increase in cost of revenues, with fuel being the largest component of this increase.
Safety-Kleen Sustainability Solutions cost of revenues for the six months ended June 30, 2022 increased $71.6 million from the comparable period in 2021. The cost of raw materials used in production of our oil products increased $49.5 million, more than half of which was due to increased costs to obtain used oil through our used oil collection services. As noted above, the increase in base oil pricing has resulted in a correlating increase in the cost we now pay for used oil feedstock. Other costs that contributed to the overall increase include the cost of external transportation, vehicle and fuel costs which increased $9.6 million and labor and benefit related costs which increased $2.8 million.
As a percentage of revenues, Safety-Kleen Sustainability Solutions costs of revenues decreased by 3.9% and 2.8% in the three and six months ended June 30, 2022 as compared to the comparable periods in 2021. This margin improvement was largely driven by the increased pricing of our products which outpaced the increase in cost of revenues as the business continued to capitalize on the favorable market conditions and efficient management of the spread between the pricing of products and the rising costs to obtain oil feedstock, including labor and fuel costs, in this inflationary environment.
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
SG&A expenses	$77,743	$60,799	$16,944	27.9%	$156,250	$123,892	$32,358	26.1%
As a % of Direct revenues	7.1%	8.4%	(1.3)%		7.7%	9.0%	(1.3)%
Environmental Services SG&A expenses for the three months ended June 30, 2022 increased $16.9 million from the comparable period in 2021, most predominately due to a $12.9 million increase in labor and benefit related costs. Environmental Services SG&A expenses for the six months ended June 30, 2022 increased $32.4 million from the comparable period in 2021, also due to increased labor and benefit related costs of $23.9 million. Increased costs from the HydroChemPSC business operations drove approximately $12.0 million and $24.2 million of the labor and benefit cost increases, respectively. As a percentage of revenue, the Environmental Services SG&A improved by 1.3% in both the three and six months ended June 30, 2022, driven both by the HydroChemPSC business operations which have lower SG&A expenses when compared to the business's related revenues and overall improved leverage of SG&A in the legacy Environmental Services business. The improved leverage of our SG&A spending significantly contributed to the overall increase in profitability of the segment.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
SG&A expenses	$17,460	$15,943	$1,517	9.5%	$35,158	$29,402	$5,756	19.6%
As a % of Direct revenues	6.6%	7.9%	(1.3)%		7.2%	8.3%	(1.1)%
Safety-Kleen Sustainability Solutions SG&A expenses for the three and six months ended June 30, 2022 increased $1.5 million and $5.8 million from the comparable periods in 2021 primarily attributable labor and benefit cost increases of $1.2 million and $4.6 million, respectively. As a percentage of revenue, these costs improved in both the three and six months ended June 30, 2022 when compared to the same periods in the prior year.
Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
SG&A expenses	$60,405	$47,364	$13,041	27.5%	$115,373	$92,453	$22,920	24.8%
As a % of Total Clean Harbors' Direct revenues	4.5%	5.1%	(0.6)%		4.6%	5.3%	(0.7)%
We manage our Corporate Items SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Generally, as revenues increase, we would expect some increase in these costs. Corporate Items SG&A expenses for the three and six months ended June 30, 2022 increased from the comparable periods in 2021, but decreased in both periods as a percentage of total Clean Harbors' direct revenues which has also contributed to Clean Harbors' overall profitability.
For the three months ended June 30, 2022, the overall cost increase of $13.0 million included a $6.8 million increase in labor and benefits related costs, including higher stock-based compensation costs and human resource related costs. The higher stock-based compensation costs are primarily driven by the timing of grants in 2022. Overall we expect the stock-based grants in the current year to remain relatively consistent with the prior year. The remaining net increase is spread across various cost categories.
For the six months ended June 30, 2022, the overall increase of $22.9 million included a $13.3 million increase in labor and benefits related costs, including higher stock-based compensation costs, incentive costs and human resource related costs. Similar to the discussion above, the increase in stock-based compensation is mainly due to the timing of grants in 2022, though we expect the overall grants for 2022 to be relatively consistent with 2021. Both bad debt expense and information technology/cyber-security related technology costs increased $4.0 million, respectively. These increases were partially offset by the $3.0 million breakup fee received related to the termination of the proposed asset acquisition from Vertex Energy, Inc. The remaining net increase is spread across various cost categories.
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

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Adjusted EBITDA:
Environmental Services	$269,341	$176,041	$93,300	53.0%	$452,943	$316,295	$136,648	43.2%
Safety-Kleen Sustainability Solutions	97,010	63,314	33,696	53.2	148,887	94,946	53,941	56.8
Corporate Items	(57,281)	(51,584)	(5,697)	(11.0)	(112,501)	(94,019)	(18,482)	(19.7)
Total	$309,070	$187,771	$121,299	64.6%	$489,329	$317,222	$172,107	54.3%
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$148,157	$67,075	$193,471	$88,811
Accretion of environmental liabilities	3,197	2,873	6,353	5,826
Stock-based compensation	6,835	3,305	12,547	6,785
Depreciation and amortization	87,868	71,592	172,166	143,755
Other (income) expense, net	(1,265)	1,480	(1,969)	2,708
Gain on sale of business	(8,864)	—	(8,864)	—
Interest expense, net of interest income	26,256	18,051	51,273	35,969
Provision for income taxes	46,886	23,395	64,352	33,368
Adjusted EBITDA	$309,070	$187,771	$489,329	$317,222
As a % of Direct revenues	22.8%	20.3%	19.4%	18.3%

Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$75,616	$63,828	$11,788	18.5%	$147,674	$128,402	$19,272	15.0%
Permits and other intangibles amortization	12,252	7,764	4,488	57.8	24,492	15,353	9,139	59.5
Total depreciation and amortization	$87,868	$71,592	$16,276	22.7%	$172,166	$143,755	$28,411	19.8%
Depreciation and amortization for the three and six months ended June 30, 2022 increased by $16.3 million and $28.4 million from the comparable periods in 2021 due to the depreciation and amortization of the HydroChemPSC tangible and intangible assets which were acquired in in the fourth quarter of 2021.
Gain on Sale of Business

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
	2022	2021	Change	% Change	2022	2021	Change	% Change
Gain on sale of business	$8,864	$—	$8,864	100.0%	$8,864	$—	$8,864	100.0%
During the three and six months ended June 30, 2022, we recorded a $8.9 million gain on the sale of a non-core line of business within our Environmental Services segment. For additional information regarding this gain on sale of business, see Note 5, "Disposition of Business," to the accompanying financial statements.
Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2022 over 2021		June 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Provision for income taxes	$46,886	$23,395	$23,491	100.4%	$64,352	$33,368	$30,984	92.9%
Effective tax rate	24.0%	25.9%	(1.9)%		25.0%	27.3%	(2.3)%
The provision for income taxes for the three and six months ended June 30, 2022 increased $23.5 million and $31.0 million from the comparable periods in 2021, due to an increase in income before provision for income taxes. Our effective tax rates for the three and six months ended June 30, 2022 decreased 1.9% and 2.3%, respectively, when compared to the three and six months ended June 30, 2021. The decrease in our effective tax rate is largely due to the utilization of previous unbenefited losses in certain of our Canadian entities.
In recent periods, certain Canadian entities which have historically generated net operating losses and for which we have recognized valuation allowances, have been operating at a profit. This recent profitability and associated utilization of previous unbenefited losses is due to operational improvements and tax strategies as well as government subsidies and the gain on sale of a line of business. As of June 30, 2022, we do not yet believe that sufficient positive evidence exists to support that this return to profitability will continue for a sustained period. We will continue to evaluate this on an ongoing basis to determine when, if at all, to release some or all of the associated remaining valuation allowances.

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
Summary of Cash Flow Activity

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash from operating activities	$131,970	$265,432
Net cash used in investing activities	(187,482)	(132,340)
Net cash used in financing activities	(51,431)	(60,534)
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2022 was $132.0 million as compared to $265.4 million in the comparable period of 2021. The decrease in operating cash flows from the comparable period of 2021 was attributable to an increase in working capital caused by the significant growth in the business, and higher incentive compensation and interest payments in the first six months of 2022, partially offset by greater levels of operating income.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2022 was $187.5 million, an increase of $55.1 million from the comparable period in 2021. The increase in net cash used in investing activities as compared to the same prior year period was primarily due to a $56.1 million increase in additions to property, plant and equipment, inclusive of $13.5 million of capital spending for our new incinerator construction in Kimball, Nebraska and a $45.8 million increase in acquisitions, net of cash acquired. These increases were partially offset by a $28.8 million cash increase related to the timing of transactions within our wholly owned captive insurance company and a $17.5 million cash inflow from the disposition of a line of business.
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2022 was $51.4 million, as compared to $60.5 million in the comparable period in 2021. This decrease of $9.1 million was primarily due to an $11.7 million decrease in repurchases of common stock during the first six months of 2022 partially offset by a $5.0 million increase in debt principal payments required by the new term loans executed in the fourth quarter of 2021.
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

The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash from operating activities	$131,970	$265,432
Additions to property, plant and equipment	(148,042)	(91,988)
Proceeds from sale and disposal of fixed assets	3,023	3,479
Adjusted free cash flow	$(13,049)	$176,923
Summary of Capital Resources
At June 30, 2022, cash and cash equivalents and marketable securities totaled $415.4 million, compared to $534.3 million at December 31, 2021. At June 30, 2022, cash and cash equivalents held by our foreign subsidiaries totaled $52.3 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $363.1 million at June 30, 2022. Our U.S. operations had net operating cash inflows of $139.6 million for the six months ended June 30, 2022.
We also maintain a $400.0 million revolving credit facility of which, as of June 30, 2022, approximately $290.6 million was available to borrow and letters of credit under the credit facility in the amount of $109.4 million were outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first six months of 2022 were $148.0 million as compared to $92.0 million during the six months of 2021. We anticipate that 2022 capital spending, net of disposals, will be in the range of $320.0 million to $340.0 million. This includes approximately $45.0 million to $50.0 million of capital spending for our new incinerator construction in Kimball, Nebraska, of which $13.5 million has been spent during the first six months of 2022.
As always, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and could adversely affect our results of operations and cash flow.
Financing Arrangements
As of June 30, 2022, our financing arrangements include (i) $715.9 million of senior secured term loans due 2024, (ii) $545.0 million of 4.875% senior unsecured notes due 2027, (iii) $995.0 million of senior secured term loans due 2028 and (iv) $300.0 million of 5.125% senior unsecured notes due 2029. We also maintain our $400.0 million revolving credit facility. As of June 30, 2022, under the revolving credit facility, we had no outstanding loan balance, $290.6 million available to borrow and outstanding letters of credit of $109.4 million. We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities.
The material terms of these arrangements are discussed further in Note 12, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of December 31, 2021, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three and six months ended June 30, 2022, the Company repurchased and retired a total of approximately 0.3 million and 0.4 million shares of the Company's common stock, respectively, for total expenditures of approximately $30.0 million and $33.7 million, respectively. During the three and six months ended June 30, 2021, the Company repurchased and retired a total of approximately 0.2 million and 0.5 million shares of the Company's common stock, respectively, for total expenditures of approximately $18.9 million and $45.4 million, respectively.
Through June 30, 2022, the Company has repurchased and retired a total of approximately 8.0 million shares of its common stock for approximately $478.3 million under this program. As of June 30, 2022, an additional $121.7 million remained available for repurchase of shares under this program.

Environmental Liabilities

(in thousands, except percentages)	June 30, 2022	December 31, 2021	Change	% Change
Closure and post-closure liabilities	$102,997	$99,103	$3,894	3.9%
Remedial liabilities	123,656	111,873	11,783	10.5
Total environmental liabilities	$226,653	$210,976	$15,677	7.4%
Total environmental liabilities as of June 30, 2022 were $226.7 million, an increase of $15.7 million compared to December 31, 2021, primarily due to new liabilities, including those assumed in acquisition, of $14.7 million and accretion of $6.4 million, partially offset by expenditures of $7.0 million. The majority of the new liabilities relate to a real estate acquisition in 2022 for which we are assuming a remedial liability. The remedial liability was contemplated when arriving at the amount paid to acquire the property.
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
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first six months of 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2022 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 17, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2022 through April 30, 2022	6,481	$112.93	—	$151,748
May 1, 2022 through May 31, 2022	183,132	90.97	183,089	135,093
June 1, 2022 through June 30, 2022	151,817	87.94	151,768	121,748
Total	341,430	90.04	334,857
________________
(1)    Includes 6,573 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2022, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	August 3, 2022

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	August 3, 2022