Form 10-Q
period 2022-09-30
CLEAN HARBORS INC
filed 2022-11-02
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 28, 2022 was 54,074,296.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$449,023	$452,575
Short-term marketable securities	65,034	81,724
Accounts receivable, net of allowances aggregating $48,826 and $40,140, respectively	1,026,226	792,734
Unbilled accounts receivable	134,742	94,963
Inventories and supplies	294,220	250,692
Prepaid expenses and other current assets	71,846	68,483
Total current assets	2,041,091	1,741,171
Property, plant and equipment, net	1,923,675	1,863,175
Other assets:
Operating lease right-of-use assets	161,668	161,797
Goodwill	1,246,327	1,227,042
Permits and other intangibles, net	621,834	644,912
Other	78,032	15,602
Total other assets	2,107,861	2,049,353
Total assets	$6,072,627	$5,653,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,535	$17,535
Accounts payable	416,913	359,866
Deferred revenue	93,425	83,749
Accrued expenses and other current liabilities	405,257	391,414
Current portion of closure, post-closure and remedial liabilities	36,904	25,136
Current portion of operating lease liabilities	47,879	47,614
Total current liabilities	1,017,913	925,314
Other liabilities:
Closure and post-closure liabilities, less current portion of $17,373 and $12,015, respectively	89,399	87,088
Remedial liabilities, less current portion of $19,531 and $13,121, respectively	97,737	98,752
Long-term debt, less current portion	2,507,946	2,517,024
Operating lease liabilities, less current portion	116,607	117,991
Deferred tax liabilities	326,842	314,853
Other long-term liabilities	78,602	78,790
Total other liabilities	3,217,133	3,214,498
Commitments and contingent liabilities (See Note 17)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,070,197 and 54,419,321 shares, respectively	541	544
Additional paid-in capital	506,359	536,377
Accumulated other comprehensive loss	(171,567)	(196,012)
Accumulated earnings	1,502,248	1,172,978
Total stockholders’ equity	1,837,581	1,513,887
Total liabilities and stockholders’ equity	$6,072,627	$5,653,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Service revenues	$1,073,810	$744,549	$3,100,914	$2,141,820
Product revenues	289,276	206,930	787,593	544,265
Total revenues	1,363,086	951,479	3,888,507	2,686,085
Cost of revenues: (exclusive of items shown separately below)
Service revenues	738,041	508,498	2,168,025	1,451,498
Product revenues	172,607	130,734	484,481	366,156
Total cost of revenues	910,648	639,232	2,652,506	1,817,654
Selling, general and administrative expenses	151,711	133,164	458,492	378,911
Accretion of environmental liabilities	3,246	2,799	9,599	8,625
Depreciation and amortization	88,394	71,451	260,560	215,206
Income from operations	209,087	104,833	507,350	265,689
Other income (expense), net	104	199	2,073	(2,509)
Gain on sale of business	—	—	8,864	—
Interest expense, net of interest income of $1,103, $653, $2,159 and $1,712, respectively	(28,081)	(17,984)	(79,354)	(53,953)
Income before provision for income taxes	181,110	87,048	438,933	209,227
Provision for income taxes	45,311	21,605	109,663	54,973
Net income	$135,799	$65,443	$329,270	$154,254
Earnings per share:
Basic	$2.51	$1.20	$6.07	$2.83
Diluted	$2.50	$1.20	$6.04	$2.81
Shares used to compute earnings per share - Basic	54,111	54,411	54,278	54,553
Shares used to compute earnings per share - Diluted	54,381	54,707	54,542	54,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$135,799	$65,443	$329,270	$154,254
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities	(36)	(18)	(692)	(140)
Unrealized gain (loss) on fair value of interest rate hedges	23,750	(99)	59,674	2,660
Reclassification adjustment for interest rate hedge amounts realized in net income	(1,296)	2,532	4,062	7,474
Unfunded pension liability	40	—	50	—
Foreign currency translation adjustments	(31,323)	(14,242)	(38,649)	767
Other comprehensive (loss) income, net of tax	(8,865)	(11,827)	24,445	10,761
Comprehensive income	$126,934	$53,616	$353,715	$165,015

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$329,270	$154,254
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	260,560	215,206
Allowance for doubtful accounts	6,684	7,186
Amortization of deferred financing costs and debt discount	4,734	2,718
Accretion of environmental liabilities	9,599	8,625
Changes in environmental liability estimates	2,105	341
Deferred income taxes	2,226	5,202
Other (income) expense, net	(2,073)	2,509
Stock-based compensation	20,375	12,786
Gain on sale of business	(8,864)	—
Environmental expenditures	(9,720)	(12,223)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(293,562)	(113,601)
Inventories and supplies	(44,324)	(12,882)
Other current and non-current assets	(12,600)	(10,785)
Accounts payable	52,979	86,974
Other current and long-term liabilities	40,153	21,916
Net cash from operating activities	357,542	368,226
Cash flows used in investing activities:
Additions to property, plant and equipment	(244,547)	(146,654)
Proceeds from sale and disposal of fixed assets	5,118	16,424
Acquisitions, net of cash acquired	(73,568)	(22,819)
Proceeds from sale of business, net of transaction costs	16,811	—
Additions to intangible assets including costs to obtain or renew permits	(1,094)	(2,659)
Proceeds from sale of available-for-sale securities	51,736	83,226
Purchases of available-for-sale securities	(36,418)	(96,785)
Net cash used in investing activities	(281,962)	(169,267)
Cash flows used in financing activities:
Change in uncashed checks	887	(4,323)
Tax payments related to withholdings on vested restricted stock	(6,214)	(7,383)
Repurchases of common stock	(44,182)	(48,409)
Deferred financing costs paid	(410)	(150)
Payments on finance leases	(9,538)	(5,845)
Principal payments on debt	(13,152)	(5,652)
Net cash used in financing activities	(72,609)	(71,762)
Effect of exchange rate change on cash	(6,523)	365
(Decrease) increase in cash and cash equivalents	(3,552)	127,562
Cash and cash equivalents, beginning of period	452,575	519,101
Cash and cash equivalents, end of period	$449,023	$646,663
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$86,407	$61,807
Income taxes paid, net of refunds	53,183	48,202
Non-cash investing activities:
Property, plant and equipment accrued	23,726	11,561
Remedial liability assumed in acquisition of property, plant and equipment	8,092	—
ROU assets obtained in exchange for operating lease liabilities	39,899	18,528
ROU assets obtained in exchange for finance lease liabilities	11,263	18,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2022	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
Net income	—	—	—	—	45,314	45,314
Other comprehensive income	—	—	—	33,849	—	33,849
Stock-based compensation	—	—	5,712	—	—	5,712
Issuance of common stock for restricted share vesting, net of employee tax withholdings	36	—	(1,831)	—	—	(1,831)
Repurchases of common stock	(41)	—	(3,694)	—	—	(3,694)
Balance at March 31, 2022	54,414	544	536,564	(162,163)	1,218,292	1,593,237
Net income	—	—	—	—	148,157	148,157
Other comprehensive loss	—	—	—	(539)	—	(539)
Stock-based compensation	—	—	6,835	—	—	6,835
Issuance of common stock for restricted share vesting, net of employee tax withholdings	31	—	(740)	—	—	(740)
Repurchases of common stock	(335)	(3)	(29,997)	—	—	(30,000)
Balance at June 30, 2022	54,110	541	512,662	(162,702)	1,366,449	1,716,950
Net income	—	—	—	—	135,799	135,799
Other comprehensive loss	—	—	—	(8,865)	—	(8,865)
Stock-based compensation	—	—	7,828	—	—	7,828
Issuance of common stock for restricted share vesting, net of employee tax withholdings	68	1	(3,644)	—	—	(3,643)
Repurchases of common stock	(108)	(1)	(10,487)	—	—	(10,488)
Balance at September 30, 2022	54,070	$541	$506,359	$(171,567)	$1,502,248	$1,837,581

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2021	54,773	$548	$582,749	$(211,477)	$969,731	$1,341,551
Net income	—	—	—	—	21,736	21,736
Other comprehensive income	—	—	—	11,948	—	11,948
Stock-based compensation	—	—	3,480	—	—	3,480
Issuance of common stock for restricted share vesting, net of employee tax withholdings	78	1	(3,720)	—	—	(3,719)
Repurchases of common stock	(300)	(3)	(26,543)	—	—	(26,546)
Balance at March 31, 2021	54,551	546	555,966	(199,529)	991,467	1,348,450
Net income	—	—	—	—	67,075	67,075
Other comprehensive income	—	—	—	10,640	—	10,640
Stock-based compensation	—	—	3,305	—	—	3,305
Issuance of common stock for restricted share vesting, net of employee tax withholdings	42	—	(1,020)	—	—	(1,020)
Repurchases of common stock	(200)	(2)	(18,861)	—	—	(18,863)
Balance at June 30, 2021	54,393	544	539,390	(188,889)	1,058,542	1,409,587
Net income	—	—	—	—	65,443	65,443
Other comprehensive loss	—	—	—	(11,827)	—	(11,827)
Stock-based compensation	—	—	6,001	—	—	6,001
Issuance of common stock for restricted share vesting, net of employee tax withholdings	50	—	(2,644)	—	—	(2,644)
Repurchases of common stock	(33)	—	(3,000)	—	—	(3,000)
Balance at September 30, 2021	54,410	$544	$539,747	$(200,716)	$1,123,985	$1,463,560

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

The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the Three Months Ended September 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$960,737	$249,035	$283	$1,210,055
Canada	119,295	33,736	—	153,031
Total third-party revenues	$1,080,032	$282,771	$283	$1,363,086

Sources of Revenue
Technical Services	$398,664	$—	$—	$398,664
Field and Emergency Response Services	150,031	—	—	150,031
Industrial Services and Other	332,025	—	283	332,308
Safety-Kleen Environmental Services	199,312	52,072	—	251,384
Safety-Kleen Oil	—	230,699	—	230,699
Total third-party revenues	$1,080,032	$282,771	$283	$1,363,086

	For the Three Months Ended September 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$632,755	$185,096	$59	$817,910
Canada	111,076	22,493	—	133,569
Total third-party revenues	$743,831	$207,589	$59	$951,479

Sources of Revenue
Technical Services	$308,158	$—	$—	$308,158
Field and Emergency Response Services	116,677	—	—	116,677
Industrial Services and Other	154,977	—	59	155,036
Safety-Kleen Environmental Services	164,019	39,551	—	203,570
Safety-Kleen Oil	—	168,038	—	168,038
Total third-party revenues	$743,831	$207,589	$59	$951,479

	For the Nine Months Ended September 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,740,994	$688,444	$434	$3,429,872
Canada	364,342	94,293	—	458,635
Total third-party revenues	$3,105,336	$782,737	$434	$3,888,507

Sources of Revenue
Technical Services	$1,109,339	$—	$—	$1,109,339
Field and Emergency Response Services	427,250	—	—	427,250
Industrial Services and Other	1,001,733	—	434	1,002,167
Safety-Kleen Environmental Services	567,014	145,841	—	712,855
Safety-Kleen Oil	—	636,896	—	636,896
Total third-party revenues	$3,105,336	$782,737	$434	$3,888,507

	For the Nine Months Ended September 30, 2021
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,824,848	$504,302	$217	$2,329,367
Canada	295,008	61,710	—	356,718
Total third-party revenues	$2,119,856	$566,012	$217	$2,686,085

Sources of Revenue
Technical Services	$887,063	$—	$—	$887,063
Field and Emergency Response Services	328,831	—	—	328,831
Industrial Services and Other	425,154	—	217	425,371
Safety-Kleen Environmental Services	478,808	118,982	—	597,790
Safety-Kleen Oil	—	447,030	—	447,030
Total third-party revenues	$2,119,856	$566,012	$217	$2,686,085
The operations related to HydroChemPSC, which the Company acquired on October 8, 2021, have been fully integrated into the Industrial Services and Field Services operations of the Company. Third-party revenues generated from the acquired HydroChemPSC business are no longer separately identifiable.
Contract Balances

(in thousands)	September 30, 2022	December 31, 2021
Receivables	$1,026,226	$792,734
Contract assets (unbilled receivables)	134,742	94,963
Contract liabilities (deferred revenue)	93,425	83,749
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

(4) BUSINESS COMBINATIONS
2022 Acquisition
On June 17, 2022, the Company acquired a privately-owned company for an all-cash purchase price of approximately $78.6 million, net of cash acquired and subject to the final settlement of working capital. Pursuant to the purchase agreement, in the three months ended September 30, 2022, the Company paid $4.8 million to partially settle working capital. The Company expects to finalize working capital, which is not expected to be material, prior to December 31, 2022. The operations of the newly acquired company expand the Safety-Kleen Sustainability Solutions segment's waste oil collection capabilities and re-refining business throughout the southeast region of the United States, including the addition of a re-refinery in Georgia.
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

	At Acquisition Date	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2022
Accounts receivable	$1,079	$(3)	$1,076
Inventories and supplies	5,737	79	5,816
Prepaid expenses and other current assets	269	(135)	134
Property, plant and equipment	23,270	55	23,325
Permits and other intangibles	16,750	—	16,750
Operating lease right-of-use assets	585	—	585
Other non-current assets	42	(29)	13
Current liabilities	(2,756)	(437)	(3,193)
Current portion of operating lease liabilities	(186)	—	(186)
Operating lease liabilities, less current portion	(399)	—	(399)
Other long-term liabilities	—	(55)	(55)
Total identifiable net assets	44,391	(525)	43,866
Goodwill	29,375	5,327	34,702
Total purchase price	$73,766	$4,802	$78,568
Permits and other intangible assets acquired include supplier relationships, permits, customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between five and 20 years with a weighted average useful life of approximately 17 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company's financial statements for the period ended September 30, 2022 and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2021 are immaterial to the consolidated financial statements of the Company.
2021 Acquisitions
On October 8, 2021, the Company completed the acquisition of LJ Energy Services Intermediate Holding Corp. and its subsidiaries (collectively, “HydroChemPSC”), a privately-owned company, for an all-cash purchase price of approximately $1.23 billion. HydroChemPSC is a leading U.S. provider of industrial cleaning, specialty maintenance and utilities services. These operations enhance and have been fully integrated into the Company's Environmental Services segment. In the first quarter of 2022, the Company received $5.0 million after finalizing the acquisition date working capital balances, which decreased the overall purchase price.
As of September 30, 2022, the Company finalized the purchase accounting for the acquisition of HydroChemPSC. The allocation of the purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of October 8,

2021. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2021	Measurement Period Adjustments	Final Allocation At Acquisition Date As Reported September 30, 2022
Accounts receivable, including unbilled receivables	$131,924	$(408)	$131,516
Inventories and supplies	3,162	—	3,162
Prepaid expenses and other current assets	16,016	275	16,291
Property, plant and equipment	313,540	857	314,397
Other intangibles	289,000	—	289,000
Operating lease right-of-use assets	34,347	68	34,415
Other non-current assets	1,045	(83)	962
Current liabilities	(115,704)	(3,150)	(118,854)
Current portion of operating lease liabilities	(11,659)	382	(11,277)
Operating lease liabilities, less current portion	(26,128)	(216)	(26,344)
Deferred tax liabilities	(85,908)	5,522	(80,386)
Other long-term liabilities	(2,685)	(1,485)	(4,170)
Total identifiable net assets	546,950	1,762	548,712
Goodwill (i)	683,463	(6,762)	676,701
Total purchase price	$1,230,413	$(5,000)	$1,225,413
_____________
(i) Goodwill represents the excess of the fair value of the net assets acquired over the purchase price. Goodwill of $676.7 million was assigned to the Environmental Sales & Service reporting unit and is attributable to the future economic benefits arising from the acquired operations, synergies and the acquired workforce of HydroChemPSC. None of the goodwill related to this acquisition will be deductible for tax purposes.
HydroChemPSC's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on October 8, 2021. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Pro forma combined revenues	$1,138,940	$3,246,249
Pro forma combined net income	68,821	170,899
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

(5) DISPOSITION OF BUSINESS
On June 30, 2022, the Company completed the sale of a line of business as part of its continuous focus on divesting certain non-core operations. The divested line of business was previously included within the Sales & Services reporting unit of the Environmental Services segment. The Company determined that the disposition did not constitute a strategic shift and that the impact on the Company's overall operations and financial results will not be material. Accordingly, the operations associated with the disposal are not reported in discontinued operations. The final purchase price for the line of business was $18.8 million, after settling working capital. The gain on sale of $8.9 million, after accounting for the assets sold, liabilities transferred upon sale and transaction costs, is included in gain on sale of business in the Company’s consolidated statement of operations for the nine months ended September 30, 2022.
(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Oil and oil related products	$128,565	$101,965
Supplies	137,666	126,602
Solvent and solutions	11,742	8,099
Other	16,247	14,026
Total inventories and supplies	$294,220	$250,692
Supplies inventories consist primarily of critical spare parts to support the Company's incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$172,143	$165,010
Asset retirement costs (non-landfill)	20,832	19,105
Landfill assets	217,277	205,873
Buildings and improvements (1)	575,429	551,795
Camp equipment	115,859	127,680
Vehicles (2)	1,066,576	912,836
Equipment (3)	2,042,972	2,092,395
Furniture and fixtures	6,458	6,444
Construction in progress	124,069	60,447
	4,341,615	4,141,585
Less - accumulated depreciation and amortization	2,417,940	2,278,410
Total property, plant and equipment, net	$1,923,675	$1,863,175
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million and $8.9 million, respectively.
(2) Balances inclusive of gross ROU assets classified as finance leases of $88.8 million and $77.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.1 million and $9.3 million, respectively.
Depreciation expense, inclusive of landfill and finance lease amortization, was $75.3 million and $223.0 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $63.9 million and $192.3 million for the three and nine months ended September 30, 2021, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2022 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2022	$1,085,534	$141,508	$1,227,042
Increase from current period acquisition	—	34,702	34,702
Measurement period adjustments from prior period acquisition	(6,762)	—	(6,762)
Decrease from disposition of business	(4,412)	—	(4,412)
Foreign currency translation	(3,045)	(1,198)	(4,243)
Balance at September 30, 2022	$1,071,315	$175,012	$1,246,327
The decrease from disposition of business relates to the divestiture discussed in Note 5, "Disposition of Business." The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended September 30, 2022, no such triggering events were identified.
As of September 30, 2022 and December 31, 2021, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$187,843	$106,810	$81,033	$187,519	$102,408	$85,111
Customer and supplier relationships	586,024	235,291	350,733	576,474	214,776	361,698
Other intangible assets	94,592	26,916	67,676	94,271	19,359	74,912
Total amortizable permits and other intangible assets	868,459	369,017	499,442	858,264	336,543	521,721
Trademarks and trade names	122,392	—	122,392	123,191	—	123,191
Total permits and other intangible assets	$990,851	$369,017	$621,834	$981,455	$336,543	$644,912
Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.1 million and $37.6 million in the three and nine months ended September 30, 2022, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $7.6 million and $22.9 million in the three and nine months ended September 30, 2021, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2022 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2022 (three months)	$12,450
2023	45,682
2024	41,536
2025	39,586
2026	37,703
Thereafter	322,485
$499,442

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued insurance	$95,114	$102,853
Accrued interest	9,277	19,785
Accrued compensation and benefits	123,442	133,604
Accrued income, real estate, sales and other taxes	86,744	29,954
Interest rate swap liability	—	17,383
Accrued other	90,680	87,835
	$405,257	$391,414
The decrease in the interest rate swap liability balance from December 31, 2021 is due to changes in future interest rate expectations. As of September 30, 2022, the interest rate swap derivatives are in an asset position and therefore are included within Other Assets on the consolidated balance sheet. For additional information relating to the interest rate swaps, see Note 12, "Financing Arrangements."

(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2022 through September 30, 2022 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2022	$53,425	$45,678	$99,103
Liabilities assumed in acquisitions	—	55	55
Measurement period adjustments from prior period acquisitions	—	1,148	1,148
New asset retirement obligations	2,681	—	2,681
Accretion	3,409	3,027	6,436
Changes in estimates recorded to consolidated statement of operations	566	233	799
Changes in estimates recorded to consolidated balance sheet	—	583	583
Expenditures	(2,424)	(889)	(3,313)
Currency translation and other	(522)	(198)	(720)
Balance at September 30, 2022	$57,135	$49,637	$106,772
In the nine months ended September 30, 2022, there were no significant charges or benefits resulting from changes in estimates for closure and post-closure liabilities.
New asset retirement obligations incurred during the first nine months of 2022 were discounted at the credit-adjusted risk-free rate of 5.37%.

(11) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2022 through September 30, 2022 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2022	$1,780	$59,787	$50,306	$111,873
Liability assumed in acquisition of real estate	—	—	8,092	8,092
Measurement period adjustment from a prior period acquisition	—	—	338	338
Accretion	64	1,891	1,208	3,163
Changes in estimates recorded to consolidated statement of operations	2	1,240	64	1,306
Expenditures	(37)	(2,508)	(3,862)	(6,407)
Currency translation and other	—	(51)	(1,046)	(1,097)
Balance at September 30, 2022	$1,809	$60,359	$55,100	$117,268
In the nine months ended September 30, 2022, there were no significant benefits or charges resulting from changes in estimates for remedial liabilities. The $8.1 million liability assumed in acquisition relates to real estate that the Company acquired in 2022. In purchasing the property, the Company assumed a known associated remedial liability, which was contemplated in the purchase price.

(12) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	September 30, 2022	December 31, 2021
Secured senior term loans	$17,535	$17,535

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$706,439	$712,091
Secured senior term loans due October 8, 2028 ("2028 Term Loans")	982,500	990,000
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Long-term debt, at par	$2,533,939	$2,547,091
Unamortized debt issuance costs and discount, net	(25,993)	(30,067)
Long-term debt, at carrying value	$2,507,946	$2,517,024
Financing Activities
As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.5 billion and $2.6 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balances as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company had $292.6 million available to borrow under the revolving credit facility and outstanding letters of credit were $107.4 million. Subject to certain conditions, this credit facility will expire in October 2025.
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
The Company has designated both the 2018 Swaps and the 2022 Swaps (collectively referred to as the “Swaps”) as cash flow hedges. The Company recognizes the fair value of the derivative instruments by counterparty as either a net asset, included in Other Assets, or net liability, included in Accrued expenses and other current liabilities, on the consolidated balance sheets. As of September 30, 2022, the Company recorded a related derivative asset with a fair value of $65.3 million. As of December 31, 2021, the derivative liability totaled $17.4 million. The change in the fair value of the interest rate swap liability is mainly due to the passage of time and changes in future interest rate expectations.
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

(13) INCOME TAXES
The Company records a tax provision or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be recognized and the income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period. The estimated annual effective tax rate may be significantly impacted by projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 25.0%, compared to 24.8% and 26.3%, respectively, for the comparable periods in 2021.
As of September 30, 2022 and December 31, 2021, the Company had recorded $2.5 million and $5.5 million, respectively, of gross liabilities for unrecognized tax benefits and $1.8 million and $2.3 million, respectively, of accrued interest.

(14) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$135,799	$65,443	$329,270	$154,254
Denominator:
Weighted-average basic shares outstanding	54,111	54,411	54,278	54,553
Dilutive effect of outstanding stock awards	270	296	264	309
Dilutive shares outstanding	54,381	54,707	54,542	54,862

Basic earnings per share:	$2.51	$1.20	$6.07	$2.83
Diluted earnings per share:	$2.50	$1.20	$6.04	$2.81
For the three months ended September 30, 2022 and 2021, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 81,341 and 67,019, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 10,043 and 38,250, respectively, of restricted stock awards and performance awards which were excluded as their inclusion would have an antidilutive effect.
For the nine months ended September 30, 2022 and 2021, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 81,341 and 67,019, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 13,500 and 39,750, respectively, of restricted stock awards and performance awards which were excluded as their inclusion would have an antidilutive effect.

(15) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the nine months ended September 30, 2022 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Loss on Available-For-Sale Securities	Unrealized (Loss) Gain on Interest Rate Hedges	Unrealized Loss on Unfunded Pension Liability	Total
Balance at January 1, 2022	$(177,824)	$(150)	$(17,383)	$(655)	$(196,012)
Other comprehensive (loss) income before reclassifications	(38,649)	(876)	78,607	50	39,132
Amounts reclassified out of accumulated other comprehensive loss	—	—	4,062	—	4,062
Tax benefit (provision)	—	184	(18,933)	—	(18,749)
Other comprehensive (loss) income	(38,649)	(692)	63,736	50	24,445
Balance at September 30, 2022	$(216,473)	$(842)	$46,353	$(605)	$(171,567)
The amount realized in the consolidated statement of operations during the three and nine months ended September 30, 2022 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Other Comprehensive (Loss) Income Component	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	Location
Unrealized (loss) gain on interest rate hedges	$1,296	$(4,062)	Interest expense, net of interest income

(16) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2022 was $7.8 million and $20.4 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2021 was $6.0 million and $12.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.5 million and $3.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2021 was $1.3 million and $2.8 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the nine months ended September 30, 2022:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2022	452,197	$76.88
Granted	154,703	93.26
Vested	(152,752)	72.66
Forfeited	(19,794)	81.32
Balance at September 30, 2022	434,354	84.00
As of September 30, 2022, there was $28.2 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2022 was $9.1 million and $14.7 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2021 was $7.4 million and $16.3 million, respectively.
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
The following table summarizes information about performance stock awards for the nine months ended September 30, 2022:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2022	169,757	$85.56
Granted	156,687	92.60
Vested	(46,351)	87.77
Forfeited	(8,329)	87.45
Balance at September 30, 2022	271,764	89.19
As of September 30, 2022, there was $12.5 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. The total fair value of performance awards vested during the three months ended September 30, 2022 was $1.0 million. No performance awards vested during the three months ended September 30, 2021. The total fair value of performance awards vested during the nine months ended September 30, 2022 and September 30, 2021 was $4.7 million and $6.4 million, respectively.

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
At September 30, 2022 and December 31, 2021, the Company had recorded reserves of $39.3 million and $36.1 million, respectively, in the Company's financial statements for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. In management's opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise or additional relevant information about existing or probable claims becomes available. As of September 30, 2022 and December 31, 2021, the $39.3 million and $36.1 million, respectively, of reserves consisted of (i) $23.6 million and $24.1 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $15.7 million and $12.0 million, respectively, which were included in accrued expenses and other current liabilities on the consolidated balance sheets and primarily related to general legal matters as well as federal, state and provincial enforcement actions.
As of September 30, 2022, the Company's principal legal and administrative proceedings were as follows:
Ville Mercier. In September 2002, the Company acquired the stock of a subsidiary (the "Mercier Subsidiary") which owns a hazardous waste incinerator in Ville Mercier, Quebec (the "Mercier Facility"). The property adjacent to the Mercier Facility, which is also owned by the Mercier Subsidiary, is now contaminated as a result of actions dating back to 1968, when the Government of Quebec issued two permits to dump organic liquids into lagoons on the property to a company unrelated to the Mercier Subsidiary. In 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and the Government of Quebec. In 2012, the municipalities amended their existing statement of claim to seek $2.9 million (CAD) in general damages and $10.0 million (CAD) in punitive damages, plus interest and costs, as well as injunctive relief. Both the Government of Quebec and the Company have filed summary judgment motions against the municipalities. The parties are attempting to negotiate a resolution and hearings on the motions have been delayed. In September 2007, the Quebec Minister of Sustainable Development, Environment and Parks issued a notice pursuant to Section 115.1 of the Environment Quality Act, superseding notices issued in 1992, which are the subject of the pending litigation. The more recent notice notifies the Mercier Subsidiary that, if the Mercier Subsidiary does not take certain remedial measures at the site, the Minister intends to undertake those measures at the site and claim direct and indirect costs related to such measures. The Company has accrued for costs expected to be incurred relative to the resolution of this matter and believes this matter will not have a future material effect on its financial position, results of operations or cash flows.
Product Liability Cases. On December 28, 2012, the Company acquired Safety-Kleen, Inc. ("Safety-Kleen") and thereby became subject to the legal proceedings in which Safety-Kleen was a party on that date. In addition to certain Superfund proceedings in which Safety-Kleen has been named as a potentially responsible party as described below under “Superfund Proceedings,” Safety-Kleen has been named as a defendant in various product liability lawsuits that are currently pending in various courts and jurisdictions throughout the United States. As of September 30, 2022, Safety-Kleen has been named in approximately 59 outstanding proceedings (excluding cases which have been settled but not formally dismissed), wherein persons claim personal injury resulting from the use of Safety-Kleen's parts washer equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts washer equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to adequately warn the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2022. From January 1, 2022 to September 30, 2022, 13 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims.

Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings
The Company has been notified that either the Company or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six (including the BR Facility described below) involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped wastes. Of the 125 third-party sites, 30 are now settled, 16 are currently requiring expenditures on remediation and 79 are not currently requiring expenditures on remediation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2022 and December 31, 2021, there were two proceedings for which the Company reasonably believes that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in these or any of the other regulatory proceedings will not, individually or in the aggregate, have a material effect on its financial condition, results of operations or cash flows.

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
The following table reconciles third-party revenues to direct revenues for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2022			September 30, 2021
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$1,080,032	$6,452	$1,086,484	$743,831	$1,802	$745,633
Safety-Kleen Sustainability Solutions	282,771	(6,452)	276,319	207,589	(1,802)	205,787
Corporate Items	283	—	283	59	—	59
Total	$1,363,086	$—	$1,363,086	$951,479	$—	$951,479

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Third-party revenues	Intersegment revenues, net	Direct revenues	Third-party revenues	Intersegment revenues, net	Direct revenues
Environmental Services	$3,105,336	$19,336	$3,124,672	$2,119,856	$4,476	$2,124,332
Safety-Kleen Sustainability Solutions	782,737	(19,336)	763,401	566,012	(4,476)	561,536
Corporate Items	434	—	434	217	—	217
Total	$3,888,507	$—	$3,888,507	$2,686,085	$—	$2,686,085
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

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Environmental Services	$260,687	$166,471	$713,630	$482,766
Safety-Kleen Sustainability Solutions	103,156	70,810	252,043	165,756
Corporate Items	(55,288)	(52,197)	(167,789)	(146,216)
Total	308,555	185,084	797,884	502,306
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,246	2,799	9,599	8,625
Stock-based compensation	7,828	6,001	20,375	12,786
Depreciation and amortization	88,394	71,451	260,560	215,206
Income from operations	209,087	104,833	507,350	265,689
Other (income) expense, net	(104)	(199)	(2,073)	2,509
Gain on sale of business	—	—	(8,864)	—
Interest expense, net of interest income	28,081	17,984	79,354	53,953
Income before provision for income taxes	$181,110	$87,048	$438,933	$209,227

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
Highlights
Total revenues for the three and nine months ended September 30, 2022 were $1,363.1 million and $3,888.5 million, compared with $951.5 million and $2,686.1 million for the three and nine months ended September 30, 2021. Our Environmental Services segment direct revenues increased $340.9 million and $1,000.3 million or 45.7% and 47.1% from the comparable periods in 2021. Our acquisition of HydroChemPSC on October 8, 2021, contributed to increases in both our industrial services and field and emergency response service offerings within the Environmental Services segment for the three and nine months ended September 30, 2022. Continued demand for our disposal network and pricing initiatives across the business also contributed meaningfully to the overall growth in this segment. Specifically, approximately one-third of the total revenue growth in the segment was driven by growth within our technical services and Safety-Kleen environmental services revenue streams, neither of which were impacted by the acquisition of HydroChemPSC. In the three and nine months ended September 30, 2022, our Safety-Kleen Sustainability Solutions segment direct revenues increased $70.5 million and $201.9 million or 34.3% and 35.9% from the comparable periods in 2021 predominately due to higher pricing of our base and blended oil products. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $6.5 million and $13.7 million in the three and nine months ended September 30, 2022.
In the three and nine months ended September 30, 2022, costs have increased in both the Environmental Services and Safety-Kleen Sustainability Solutions segments when comparing to the prior year given the increase in business levels, revenue mix, inflationary pressures seen across several cost categories and supply chain constraints. Our business began seeing the impact of macroeconomic factors including inflationary pressures and supply chain constraints in 2021 and these factors continue to impact the business operations. Supply chain challenges for additives and other materials used in the oil re-refining process have delayed production, added costs and shifted the product mix within our Safety-Kleen Sustainability Solutions segment. Similarly within the Environmental Services segment, supply chain challenges have delayed fleet and equipment delivery, increasing rental and external transportation costs. Strategic decisions made in connection with these challenges drove increased investment in and levels of certain supplies related inventory which have increased overall working capital of the Company. We believe that this investment will also mitigate future potential supply chain constraints.
In combating inflationary pressures across both segments and our Corporate operations, in recent quarters we have executed upon cost control initiatives, to the greatest extent possible, as well as strategic pricing initiatives with customers. As a result of these focused efforts, our quarterly operating margins have improved in 2022 as compared to quarters prior to the implementation of these initiatives.
We reported income from operations for the three and nine months ended September 30, 2022 of $209.1 million and $507.4 million, compared with $104.8 million and $265.7 million in the three and nine months ended September 30, 2021, representing increases of 99.4% and 91.0%, respectively. Net income for the three and nine months ended September 30, 2022 was $135.8 million and $329.3 million, compared with net income of $65.4 million and $154.3 million in the three and nine months ended September 30, 2021, representing increases of 107.5% and 113.5%, respectively.
Adjusted EBITDA, which is the primary financial measure by which our segments are evaluated, increased 66.7% to $308.6 million in the three months ended September 30, 2022 from $185.1 million in the three months ended September 30, 2021 and increased 58.8% to $797.9 million in the nine months ended September 30, 2022 from $502.3 million in the nine months ended September 30, 2021. This improved performance was driven by the increased revenue levels in both segments noted above, including the acquisition of HydroChemPSC, focused pricing initiatives in the Environmental Services segment, strong spread management as it relates to the pricing of base oil products and used motor oil collection services in the Safety-Kleen Sustainability Solutions segment and cost control initiatives across the entire business. Additional information, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for the nine months ended September 30, 2022 was $357.5 million, as compared to net cash from operating activities of $368.2 million in the comparable period of 2021. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $118.1 million in the nine months ended September 30, 2022 as compared to $238.0 million in the comparable period of 2021. These expected decreases in our cash flows were the result of an increase in working capital arising from our significant growth in the business and strategic inventory management decisions, comparatively higher incentive compensation and interest payments and higher levels of cash spending on the acquisition of property, plant and equipment, partially offset by higher operating income. Additional information, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA, as described below under "Adjusted EBITDA". The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2022	September 30, 2021	Change	% Change	September 30, 2022	September 30, 2021	Change	% Change
Direct Revenues (1):
Environmental Services	$1,086,484	$745,633	$340,851	45.7%	$3,124,672	$2,124,332	$1,000,340	47.1%
Safety-Kleen Sustainability Solutions	276,319	205,787	70,532	34.3	763,401	561,536	201,865	35.9
Corporate Items	283	59	224	N/M	434	217	217	N/M
Total	1,363,086	951,479	411,607	43.3	3,888,507	2,686,085	1,202,422	44.8
Cost of Revenues (2):
Environmental Services	746,869	516,340	230,529	44.6	2,175,864	1,454,852	721,012	49.6
Safety-Kleen Sustainability Solutions	154,753	119,332	35,421	29.7	457,790	350,733	107,057	30.5
Corporate Items	9,026	3,560	5,466	N/M	18,852	12,069	6,783	N/M
Total	910,648	639,232	271,416	42.5	2,652,506	1,817,654	834,852	45.9
Selling, General & Administrative Expenses:
Environmental Services	78,928	62,822	16,106	25.6	235,178	186,714	48,464	26.0
Safety-Kleen Sustainability Solutions	18,410	15,645	2,765	17.7	53,568	45,047	8,521	18.9
Corporate Items	54,373	54,697	(324)	(0.6)	169,746	147,150	22,596	15.4
Total	151,711	133,164	18,547	13.9	458,492	378,911	79,581	21.0
Adjusted EBITDA:
Environmental Services	260,687	166,471	94,216	56.6	713,630	482,766	230,864	47.8
Safety-Kleen Sustainability Solutions	103,156	70,810	32,346	45.7	252,043	165,756	86,287	52.1
Corporate Items	(55,288)	(52,197)	(3,091)	(5.9)	(167,789)	(146,216)	(21,573)	(14.8)
Total	$308,555	$185,084	$123,471	66.7%	$797,884	$502,306	$295,578	58.8%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services	24.0%	22.3%	1.7%		22.8%	22.7%	0.1%
Safety-Kleen Sustainability Solutions	37.3%	34.4%	2.9%		33.0%	29.5%	3.5%
Corporate Items	N/M	N/M	N/M		N/M	N/M	N/M
Total	22.6%	19.5%	3.1%		20.5%	18.7%	1.8%
_____________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenue is shown exclusive of items presented separately on the consolidated statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response services, captive incinerator closures, government infrastructure investment, weather related events, base and blended oil pricing, market changes relative to the collection of used oil, our ability to manage the spread between oil product prices and prices for the collection of used oil, the number of parts washers placed at customer sites and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can also impact our revenues.
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Direct revenues	$1,086,484	$745,633	$340,851	45.7%	$3,124,672	$2,124,332	$1,000,340	47.1%

Environmental Services direct revenues for the three months ended September 30, 2022 increased $340.9 million from the comparable period in 2021. With the acquisition of HydroChemPSC, our industrial services and field and emergency response services direct revenues grew. In addition, our technical services and Safety-Kleen environmental revenue streams, which were not impacted by the acquisition of HydroChemPSC, grew 29.4% and 21.5% respectively. More specifically, direct revenues of our industrial service offerings increased $179.1 million most notably focused in revenue streams associated with the HydroChemPSC operations including vacuum services, hydroblasting and industrial cleaning. Technical services revenues increased $89.1 million largely due to higher collection and throughput of waste streams at our facilities including higher value waste streams at our incinerators coupled with pricing initiatives across the business. Higher volumes, throughput efficiencies and fewer down days at our incinerators drove an increase in utilization from 82% in the third quarter of 2021 to 86% in the third quarter of 2022. We also saw an increase in landfill volumes in the third quarter of 2022 as compared to the third quarter of 2021. Field and emergency response services revenues increased approximately $36.8 million largely due to contributions from the HydroChemPSC operations, despite a $5.2 million decrease in COVID-19 decontamination service revenues. Direct revenues for the Safety-Kleen core service offerings increased $35.9 million from the comparable period in 2021 due to improved pricing and greater demand for these containerized waste, parts washer and vacuum services. The Canadian operations of the Environmental Services segment were negatively impacted by $4.7 million due to foreign currency translation.
Environmental Services direct revenues for the nine months ended September 30, 2022 increased $1,000.3 million from the comparable period in 2021. Consistent with the discussion above, revenues associated with HydroChemPSC operations within industrial services and field and emergency response services drove much of this increase, however, Technical services and Safety-Kleen environmental services offerings grew organically by 25.1% and 18.4%, respectively. Direct revenues of our industrial service offerings increased $567.3 million which was due to increases in revenue streams associated with the HydroChemPSC operations. Technical services revenues increased $244.5 million largely due to higher throughput at our facilities and higher value waste streams at our incinerators coupled with pricing initiatives. Utilization at our incinerators increased from 83% in the nine months ended September 30, 2021 to 87% in the nine months ended September 30, 2022 largely driven by increased volumes, throughput efficiencies and fewer down days. We also saw an increase in landfill volumes in the nine months of 2022 as compared to the first nine months of 2021. Field and emergency response services revenues increased approximately $104.2 million, mainly due to contributions from the HydroChemPSC business, despite a $30.9 million decrease in COVID-19 decontamination service revenues. Direct revenues for the Safety-Kleen core service offerings increased $83.9 million from the comparable period in 2021 due to improved pricing and greater demand for our containerized waste, vacuum services and parts washer services. The Canadian operations of the Environmental Services segment were negatively impacted by $10.5 million due to foreign currency translation.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Direct revenues	$276,319	$205,787	$70,532	34.3%	$763,401	$561,536	$201,865	35.9%
Safety-Kleen Sustainability Solutions direct revenues for the three months ended September 30, 2022 increased $70.5 million from the comparable period in 2021 predominately due to higher pricing of our base and blended oil products. For the three months ended September 30, 2022, base oil sales revenues increased $48.2 million from the comparable period in 2021 mainly due to pricing increases and, to a lesser extent, an increase in volumes sold. Pricing also drove an increase in revenues from recycled fuel oil and refinery byproducts of $20.6 million and an increase in blended oil sales of $6.5 million. In the three months ended September 30, 2022, the Canadian operations of the Safety-Kleen Sustainability Solutions segment were negatively impacted by $1.8 million due to foreign currency translation.
In the nine months ended September 30, 2022, the overall direct revenue increase of $201.9 million was largely due to a $146.4 million increase in base oil sales driven by higher pricing across a relatively consistent volume sold. Revenues from recycled fuel oil and refinery byproducts increased $35.1 million in the nine months ended September 30, 2022 when compared to 2021 and revenues from blended oil sales increased $33.6 million due to higher pricing which more than offset lower volumes sold. The volume of used oil collected increased, however, revenue from the collection of used motor oil decreased $8.8 million. This decrease is in line with expectations given the inverse correlation between movements in base oil pricing and the market prices associated with our used oil collection services. The Canadian operations of the Safety-Kleen Sustainability Solutions segment were negatively impacted by $3.2 million in the nine months ended September 30, 2022 due to foreign currency translation.
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience the current macroeconomic inflationary pressures across several cost categories, but most notably related to internal and external labor, transportation, general supplies and energy related costs. We aim to manage these increases through constant cost monitoring as well as our overall customer pricing strategies designed to offset the negative inflationary impacts on our margins.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of revenues	$746,869	$516,340	$230,529	44.6%	$2,175,864	$1,454,852	$721,012	49.6%
As a % of Direct revenues	68.7%	69.2%	(0.5)%		69.6%	68.5%	1.1%
Environmental Services cost of revenues for the three months ended September 30, 2022 increased $230.5 million from the comparable period in 2021, primarily due to the increase in direct revenues noted above, including additional costs from the HydroChemPSC operations. Cost of revenues as a percentage of direct revenues for the three months ended September 30, 2022 remained relatively consistent with the three months ended September 30, 2021 despite lower COVID-19 decontamination services and the growth of our industrial services offerings which typically operate at a lower margin than our waste disposal focused offerings. Overall, labor and benefit related costs increased $122.4 million, equipment and supply costs increased $45.7 million and external transportation, vehicle and fuel costs increased $38.5 million. These increases were driven by a combination of increased business, including the addition of HydroChemPSC, and inflationary pressures.
Environmental Services cost of revenues for the nine months ended September 30, 2022 increased $721.0 million from the comparable period in 2021, primarily due to the increase in direct revenues noted above, including additional costs from the HydroChemPSC operations and inflationary pressures. Cost of revenues as a percentage of direct revenues increased 1.1% from the comparable period in the prior year mainly due to the mix of services, most notably lower COVID-19 decontamination services and the growth of our industrial service offerings. Inflationary pressures across several cost categories including labor, transportation, equipment and supply costs have also contributed to the increase of these costs as a percentage of revenues. Overall, labor and benefit related costs increased $357.2 million, equipment and supply costs increased $176.5 million and external transportation, vehicle and fuel related costs increased $120.7 million.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of revenues	$154,753	$119,332	$35,421	29.7%	$457,790	$350,733	$107,057	30.5%
As a % of Direct revenues	56.0%	58.0%	(2.0)%		60.0%	62.5%	(2.5)%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended September 30, 2022 increased $35.4 million from the comparable period in 2021. The cost of raw materials used in production of our oil products increased $17.4 million, driven mainly by increased costs to obtain used oil through our used oil collection services. The increase in base oil pricing in the third quarter of 2022 as compared to the same period in 2021 has resulted in a correlating increase in the cost we now pay for used oil feedstock. Increased external transportation, vehicle and fuel costs of $8.3 million, labor and benefit related costs of $3.6 million and equipment and supply costs of $1.8 million also contributed to the overall increase in cost of revenues. The remaining increase was spread across various cost categories.
Safety-Kleen Sustainability Solutions cost of revenues for the nine months ended September 30, 2022 increased $107.1 million from the comparable period in 2021. The cost of raw materials used in production of our oil products increased $66.9 million, more than half of which was due to increased costs to obtain used oil through our used oil collection services. As noted above, the increase in base oil pricing has resulted in a correlating increase in the cost we now pay for used oil feedstock. Other costs that contributed to the overall increase include external transportation, vehicle and fuel costs which increased $18.6 million, labor and benefit related costs which increased $6.4 million and equipment and supply costs of which increased $1.8 million. The remaining increase was spread across various cost categories.
As a percentage of revenues, Safety-Kleen Sustainability Solutions costs of revenues improved by 2.0% and 2.5% in the three and nine months ended September 30, 2022 as compared to the comparable periods in 2021. This margin improvement was largely driven by the increased pricing of our products which outpaced the increase in cost of revenues as the business continued to capitalize on the favorable market conditions and efficient management of the spread between the pricing of products and the rising costs to obtain oil feedstock.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
SG&A expenses	$78,928	$62,822	$16,106	25.6%	$235,178	$186,714	$48,464	26.0%
As a % of Direct revenues	7.3%	8.4%	(1.1)%		7.5%	8.8%	(1.3)%
Environmental Services SG&A expenses for the three months and nine months ended September 30, 2022 increased $16.1 million and $48.5 million from the comparable periods in 2021. These cost increases were primarily driven by increased labor and benefits related costs of $13.7 million and $37.7 million in the three and nine month periods respectively, predominately due to the addition of the HydroChemPSC business operations, investments in our employees and higher incentive compensation. Professional fees also increased $2.0 million in the nine months ended September 30, 2022 as compared to the same period in the prior year. The remaining increases were spread across various other cost categories. As a percentage of revenue, the Environmental Services SG&A expense improved by 1.1% and 1.3% in both the three and nine months ended September 30, 2022, driven both by the HydroChemPSC business operations which have lower associated SG&A expenses when compared to the business's related revenues and overall improved leverage of SG&A in the legacy Environmental Services business.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
SG&A expenses	$18,410	$15,645	$2,765	17.7%	$53,568	$45,047	$8,521	18.9%
As a % of Direct revenues	6.7%	7.6%	(0.9)%		7.0%	8.0%	(1.0)%
Safety-Kleen Sustainability Solutions SG&A expenses for the three and nine months ended September 30, 2022 increased $2.8 million and $8.5 million from the comparable periods in 2021 primarily due to a $1.2 million and $5.8 million increase in labor and benefit costs as we expanded our sales team for the segment. As a percentage of revenue, these costs improved in both the three and nine months ended September 30, 2022 when compared to the same periods in the prior year.
Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
SG&A expenses	$54,373	$54,697	$(324)	(0.6)%	$169,746	$147,150	$22,596	15.4%
As a % of Total Clean Harbors' Direct revenues	4.0%	5.7%	(1.7)%		4.4%	5.5%	(1.1)%
We manage our Corporate Items SG&A expenses commensurate with the overall total company performance and direct revenue levels. Generally, as revenues increase, we would expect some increase in these costs; however, Corporate Items SG&A expenses for the three and nine months ended September 30, 2022 decreased as a percentage of total Clean Harbors' direct revenues when compared to the same period in the prior year which has also contributed to Clean Harbors' overall profitability.
For the three months ended September 30, 2022, the overall costs remained relatively consistent with the prior year while improving as a percentage of total Clean Harbors' direct revenues with lower bad debt expense and professional fees more than offsetting increases in labor and benefit related costs.
For the nine months ended September 30, 2022, the overall increase of $22.6 million included a $17.6 million increase in labor and benefits related costs and a $7.6 million increase from higher stock-based compensation costs. This increase in stock-based compensation is mainly due to the timing of grants in 2022. We expect the overall grants for 2022 to be relatively consistent with 2021. Information technology/cyber-security related technology costs also increased $5.4 million. These increases were partially offset by the $3.0 million breakup fee received related to the termination of the proposed asset acquisition from Vertex Energy, Inc. and $2.7 million reduction in professional fees in the nine months ended September 30, 2022.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other GAAP metrics. Adjusted EBITDA is not calculated identically by all companies and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Adjusted EBITDA:
Environmental Services	$260,687	$166,471	$94,216	56.6%	$713,630	$482,766	$230,864	47.8%
Safety-Kleen Sustainability Solutions	103,156	70,810	32,346	45.7	252,043	165,756	86,287	52.1
Corporate Items	(55,288)	(52,197)	(3,091)	(5.9)	(167,789)	(146,216)	(21,573)	(14.8)
Total	$308,555	$185,084	$123,471	66.7%	$797,884	$502,306	$295,578	58.8%
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
The information about our operating performance provided by this financial measure is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors, and we discuss our interpretation of such results with the board. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and stock bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$135,799	$65,443	$329,270	$154,254
Accretion of environmental liabilities	3,246	2,799	9,599	8,625
Stock-based compensation	7,828	6,001	20,375	12,786
Depreciation and amortization	88,394	71,451	260,560	215,206
Other (income) expense, net	(104)	(199)	(2,073)	2,509
Gain on sale of business	—	—	(8,864)	—
Interest expense, net of interest income	28,081	17,984	79,354	53,953
Provision for income taxes	45,311	21,605	109,663	54,973
Adjusted EBITDA	$308,555	$185,084	$797,884	$502,306
As a % of Direct revenues	22.6%	19.5%	20.5%	18.7%

Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$75,327	$63,875	$11,452	17.9%	$223,001	$192,277	$30,724	16.0%
Permits and other intangibles amortization	13,067	7,576	5,491	72.5	37,559	22,929	14,630	63.8
Total depreciation and amortization	$88,394	$71,451	$16,943	23.7%	$260,560	$215,206	$45,354	21.1%
Depreciation and amortization for the three and nine months ended September 30, 2022 increased by $16.9 million and $45.4 million from the comparable periods in 2021 due to the depreciation and amortization of the HydroChemPSC tangible and intangible assets which were acquired in in the fourth quarter of 2021.
Gain on Sale of Business

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Gain on sale of business	$—	$—	$—	—%	$8,864	$—	$8,864	100.0%
During the nine months ended September 30, 2022, we recorded a $8.9 million gain on the sale of a non-core line of business within our Environmental Services segment. For additional information regarding this gain on sale of business, see Note 5, "Disposition of Business," to the accompanying financial statements.
Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2022 over 2021		September 30,		2022 over 2021
(in thousands, except percentages)	2022	2021	Change	% Change	2022	2021	Change	% Change
Provision for income taxes	$45,311	$21,605	$23,706	109.7%	$109,663	$54,973	$54,690	99.5%
Effective tax rate	25.0%	24.8%	0.2%		25.0%	26.3%	(1.3)%
The provision for income taxes for the three and nine months ended September 30, 2022 increased $23.7 million and $54.7 million from the comparable periods in 2021 due to an increase in income before provision for income taxes. Our effective tax rate for the three months ended September 30, 2022 was relatively consistent to the prior year while the rate for the nine months ended September 30, 2022 decreased 1.3%. The decrease in our effective tax rate is largely due to the utilization of previous unbenefited losses in certain of our Canadian entities.
In recent periods, certain Canadian entities which have historically generated net operating losses and for which we have recognized valuation allowances, have been operating at a profit. This recent profitability and associated utilization of previous unbenefited losses is due to operational improvements and tax strategies as well as government subsidies and the gain on sale of business. As of September 30, 2022, we do not yet believe that sufficient positive evidence exists to support that the profitability of these certain Canadian entities will continue for a sustained period. We will continue to evaluate this on an ongoing basis to determine when, if at all, to release some or all of the associated remaining valuation allowances. The related valuation allowances, should they be released, would not have a significant impact on the Company's results of operations.

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
Summary of Cash Flow Activity

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash from operating activities	$357,542	$368,226
Net cash used in investing activities	(281,962)	(169,267)
Net cash used in financing activities	(72,609)	(71,762)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2022 was $357.5 million as compared to $368.2 million in the comparable period of 2021. This $10.7 million decrease in operating cash flows was attributable to an increase in working capital caused by the recent significant growth in the business and higher interest, incentive compensation and income tax payments in the first nine months of 2022. With approximately 30% of our debt being subject to variable interest rates, the LIBOR rate increases during 2022 have resulted in the increase in interest payments when compared to the prior year. These operating cash flow decreases were partially offset by greater levels of operating income.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $282.0 million, an increase of $112.7 million from the comparable period in 2021. The increase in net cash used in investing activities as compared to the same prior year period was primarily due to a $109.2 million increase in additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets and incremental spend of $50.7 million for acquisitions, net of cash acquired. The increase in additions to property plant and equipment, net of proceeds from the sale and disposal of fixed assets is inclusive of $26.8 million of capital spending for our new incinerator construction in Kimball, Nebraska as well as incremental spend for the HydroChemPSC operations. These uses of cash were partially offset by a $28.9 million cash inflow related to the timing of investment transactions within our wholly owned captive insurance company and a $16.8 million cash inflow from the disposition of a business.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $72.6 million, as compared to $71.8 million in the comparable period in 2021. Higher principal payments on debt and payments on finance leases were partially offset by the change in the level of uncashed checks as well as lower cash spent on repurchases of common stock.
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

The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash from operating activities	$357,542	$368,226
Additions to property, plant and equipment	(244,547)	(146,654)
Proceeds from sale and disposal of fixed assets	5,118	16,424
Adjusted free cash flow	$118,113	$237,996
Summary of Capital Resources
At September 30, 2022, cash and cash equivalents and marketable securities totaled $514.1 million, compared to $534.3 million at December 31, 2021. At September 30, 2022, cash and cash equivalents held by our foreign subsidiaries totaled $79.0 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $435.1 million at September 30, 2022. Our U.S. operations had net operating cash inflows of $323.9 million for the nine months ended September 30, 2022.
We also maintain a $400.0 million revolving credit facility of which, as of September 30, 2022, approximately $292.6 million was available to borrow and letters of credit under the credit facility in the amount of $107.4 million were outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first nine months of 2022 were $244.5 million as compared to $146.7 million during the nine months of 2021. We anticipate that 2022 capital spending, net of disposals, will be in the range of $325.0 million to $345.0 million, including approximately $45.0 million of capital spending for our new incinerator construction in Kimball, Nebraska, of which $26.8 million has been spent during the first nine months of 2022.
As always, unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and could adversely affect our results of operations and cash flow.
Financing Arrangements
As of September 30, 2022, our financing arrangements include (i) $714.0 million of senior secured term loans due 2024, (ii) $545.0 million of 4.875% senior unsecured notes due 2027, (iii) $992.5 million of senior secured term loans due 2028 and (iv) $300.0 million of 5.125% senior unsecured notes due 2029. We also maintain our $400.0 million revolving credit facility. As of September 30, 2022, under the revolving credit facility, we had no outstanding loan balance, $292.6 million available to borrow and outstanding letters of credit of $107.4 million. We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities.
The material terms of these arrangements are discussed further in Note 12, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.
As of September 30, 2022, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three and nine months ended September 30, 2022, the Company repurchased and retired a total of approximately 0.1 million and 0.5 million shares of the Company's common stock, respectively, for total expenditures of approximately $10.5 million and $44.2 million, respectively. During the three and nine months ended September 30, 2021, the Company repurchased and retired a total of approximately 33.4 thousand and 533.4 thousand shares of the Company's common stock, respectively, for total expenditures of approximately $3.0 million and $48.4 million, respectively.
Through September 30, 2022, the Company has repurchased and retired a total of approximately 8.1 million shares of its common stock for approximately $488.7 million under this program. As of September 30, 2022, an additional $111.3 million remained available for repurchase of shares under this program.

Environmental Liabilities

(in thousands, except percentages)	September 30, 2022	December 31, 2021	Change	% Change
Closure and post-closure liabilities	$106,772	$99,103	$7,669	7.7%
Remedial liabilities	117,268	111,873	5,395	4.8
Total environmental liabilities	$224,040	$210,976	$13,064	6.2%
Total environmental liabilities as of September 30, 2022 were $224.0 million, an increase of $13.1 million compared to December 31, 2021, primarily due to new liabilities, including those assumed in acquisition, of $10.8 million and accretion of $9.6 million, partially offset by expenditures of $9.7 million. The majority of the new liabilities relate to a real estate acquisition completed in 2022 in connection with which we assumed a remedial liability. The remedial liability was contemplated when arriving at the amount paid to acquire the property.
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
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first nine months of 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2022 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2022 through July 31, 2022	96,034	$88.30	62,852	$116,265
August 1, 2022 through August 31, 2022	1,808	83.20	—	116,265
September 1, 2022 through September 30, 2022	49,737	109.98	45,700	111,265
Total	147,579	—	108,552
________________
(1)    Includes 39,027 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2022, 62,852 shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

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

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ ALAN S. MCKIM
Alan S. McKim
Chairman, President and Chief Executive Officer

Date:	November 2, 2022

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Executive Vice President and Chief Financial Officer

Date:	November 2, 2022