Form 10-Q
period 2023-03-31
CLEAN HARBORS INC
filed 2023-05-03
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 28, 2023 was 54,104,121.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$304,307	$492,603
Short-term marketable securities	71,818	62,033
Accounts receivable, net of allowances aggregating $43,850 and $45,253, respectively	963,659	964,603
Unbilled accounts receivable	137,507	107,010
Inventories and supplies	322,386	324,994
Prepaid expenses and other current assets	103,370	82,518
Total current assets	1,903,047	2,033,761
Property, plant and equipment, net	2,027,513	1,980,302
Other assets:
Operating lease right-of-use assets	167,144	166,181
Goodwill	1,287,416	1,246,878
Permits and other intangibles, net	636,523	620,782
Other	62,365	81,803
Total other assets	2,153,448	2,115,644
Total assets	$6,084,008	$6,129,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	427,480	446,629
Deferred revenue	101,336	94,094
Accrued expenses and other current liabilities	313,916	396,716
Current portion of closure, post-closure and remedial liabilities	22,780	23,123
Current portion of operating lease liabilities	51,325	49,532
Total current liabilities	926,837	1,020,094
Other liabilities:
Closure and post-closure liabilities, less current portion of $12,239 and $13,205, respectively	109,372	105,596
Remedial liabilities, less current portion of $10,541 and $9,918, respectively	103,800	106,372
Long-term debt, less current portion	2,409,654	2,414,828
Operating lease liabilities, less current portion	118,074	119,259
Deferred tax liabilities	344,333	350,389
Other long-term liabilities	91,894	90,847
Total other liabilities	3,177,127	3,187,291
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,092,240 and 54,064,797 shares, respectively	541	541
Additional paid-in capital	503,907	504,240
Accumulated other comprehensive loss	(181,527)	(167,181)
Accumulated earnings	1,657,123	1,584,722
Total stockholders’ equity	1,980,044	1,922,322
Total liabilities and stockholders’ equity	$6,084,008	$6,129,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Service revenues	$1,053,233	$942,061
Product revenues	254,154	227,048
Total revenues	1,307,387	1,169,109
Cost of revenues: (exclusive of items shown separately below)
Service revenues	751,595	693,424
Product revenues	179,919	149,965
Total cost of revenues	931,514	843,389
Selling, general and administrative expenses	166,753	151,173
Accretion of environmental liabilities	3,407	3,156
Depreciation and amortization	84,758	84,298
Income from operations	120,955	87,093
Other income, net	116	704
Loss on early extinguishment of debt	(2,362)	—
Interest expense, net of interest income of $2,955 and $493, respectively	(20,632)	(25,017)
Income before provision for income taxes	98,077	62,780
Provision for income taxes	25,676	17,466
Net income	$72,401	$45,314
Earnings per share:
Basic	$1.34	$0.83
Diluted	$1.33	$0.83
Shares used to compute earnings per share - Basic	54,076	54,408
Shares used to compute earnings per share - Diluted	54,404	54,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$72,401	$45,314
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on available-for-sale securities	174	(528)
Unrealized (loss) gain on fair value of interest rate hedges	(4,829)	24,681
Reclassification adjustment for interest rate hedge amounts realized in net income	(4,124)	3,194
Reclassification adjustment for settlement of interest rate hedges	(5,905)	—
Unfunded pension liability	—	(10)
Foreign currency translation adjustments	338	6,512
Other comprehensive (loss) income, net of tax	(14,346)	33,849
Comprehensive income	$58,055	$79,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from (used in) operating activities:
Net income	$72,401	$45,314
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization	84,758	84,298
Allowance for doubtful accounts	1,398	3,619
Amortization of deferred financing costs and debt discount	1,354	1,561
Accretion of environmental liabilities	3,407	3,156
Changes in environmental liability estimates	683	312
Deferred income taxes	(363)	2,226
Other income, net	(116)	(704)
Stock-based compensation	6,018	5,712
Loss on early extinguishment of debt	2,362	—
Environmental expenditures	(8,348)	(3,615)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(5,030)	(138,690)
Inventories and supplies	2,758	(13,610)
Other current and non-current assets	(17,328)	(32,924)
Accounts payable	(21,801)	43,001
Other current and long-term liabilities	(94,145)	(38,285)
Net cash from (used in) operating activities	28,008	(38,629)
Cash flows used in investing activities:
Additions to property, plant and equipment	(81,686)	(70,308)
Proceeds from sale and disposal of fixed assets	1,855	1,320
Acquisitions, net of cash acquired	(108,533)	5,000
Additions to intangible assets including costs to obtain or renew permits	(333)	(321)
Purchases of available-for-sale securities	(39,037)	(5,002)
Proceeds from sale of available-for-sale securities	29,800	10,450
Net cash used in investing activities	(197,934)	(58,861)
Cash flows used in financing activities:
Change in uncashed checks	164	(2,295)
Tax payments related to withholdings on vested restricted stock	(3,351)	(1,831)
Repurchases of common stock	(3,000)	(3,694)
Deferred financing costs paid	(6,094)	(291)
Payments on finance leases	(3,689)	(3,585)
Principal payments on debt	(616,475)	(4,384)
Proceeds from issuance of debt	500,000	—
Borrowing from revolving credit facility	114,000	—
Net cash used in financing activities	(18,445)	(16,080)
Effect of exchange rate change on cash	75	579
Decrease in cash and cash equivalents	(188,296)	(112,991)
Cash and cash equivalents, beginning of period	492,603	452,575
Cash and cash equivalents, end of period	$304,307	$339,584
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$34,878	$33,697
Income taxes paid, net of refunds	37,141	3,121
Non-cash investing activities:
Property, plant and equipment accrued	27,533	11,397
Remedial liability assumed in acquisition of property, plant and equipment	—	13,073
ROU assets obtained in exchange for operating lease liabilities	10,203	7,342
ROU assets obtained in exchange for finance lease liabilities	5,153	4,679
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2023	54,065	$541	$504,240	$(167,181)	$1,584,722	$1,922,322
Net income	—	—	—	—	72,401	72,401
Other comprehensive loss	—	—	—	(14,346)	—	(14,346)
Stock-based compensation	—	—	6,018	—	—	6,018
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(3,351)	—	—	(3,351)
Repurchases of common stock	(22)	—	(3,000)	—	—	(3,000)
Balance at March 31, 2023	54,092	$541	$503,907	$(181,527)	$1,657,123	$1,980,044

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2022	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
Net income	—	—	—	—	45,314	45,314
Other comprehensive income	—	—	—	33,849	—	33,849
Stock-based compensation	—	—	5,712	—	—	5,712
Issuance of common stock for restricted share vesting, net of employee tax withholdings	36	—	(1,831)	—	—	(1,831)
Repurchases of common stock	(41)	—	(3,694)	—	—	(3,694)
Balance at March 31, 2022	54,414	$544	$536,564	$(162,163)	$1,218,292	$1,593,237

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in these policies or their application except for the change described below.
Segment Reporting and Goodwill
Pursuant to the previous succession announcement, effective March 31, 2023, Michael L. Battles and Eric W. Gerstenberg, former Chief Financial Officer and Chief Operating Officer of the Company, respectively, were appointed co-CEOs. As a result, the Company’s new Chief Operating Decision Maker (“CODM”) is a committee comprised of both co-CEOs, who, going forward, will manage the business, make operating decisions and assess performance. The Company does not expect that the new CODM structure will change how the Company is managed and as such will continue to report as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment and assess the recoverability of goodwill under three reporting units; (i) Environmental Sales and Service, (ii) Environmental Facilities and (iii) Safety-Kleen Sustainability Solutions.

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
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. Emergency response services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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

The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the Three Months Ended March 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$958,584	$221,771	$107	$1,180,462
Canada	102,398	24,527	—	126,925
Total third-party revenues	$1,060,982	$246,298	$107	$1,307,387

Sources of Revenue
Technical Services	$366,509	$—	$—	$366,509
Industrial Services and Other	336,379	—	107	336,486
Field and Emergency Response Services	148,086	—	—	148,086
Safety-Kleen Environmental Services	210,008	49,559	—	259,567
Safety-Kleen Oil	—	196,739	—	196,739
Total third-party revenues	$1,060,982	$246,298	$107	$1,307,387

	For the Three Months Ended March 31, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$834,678	$202,530	$72	$1,037,280
Canada	106,120	25,709	—	131,829
Total third-party revenues	$940,798	$228,239	$72	$1,169,109

Sources of Revenue
Technical Services	$323,656	$—	$—	$323,656
Industrial Services and Other	308,838	—	72	308,910
Field and Emergency Response Services	132,359	—	—	132,359
Safety-Kleen Environmental Services	175,945	44,388	—	220,333
Safety-Kleen Oil	—	183,851	—	183,851
Total third-party revenues	$940,798	$228,239	$72	$1,169,109
Contract Balances

(in thousands)	March 31, 2023	December 31, 2022
Receivables	$963,659	$964,603
Contract assets (unbilled receivables)	137,507	107,010
Contract liabilities (deferred revenue)	101,336	94,094

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

(4) BUSINESS COMBINATIONS
2023 Acquisition
On March 31, 2023, the Company acquired Thompson Industrial Services, LLC ("Thompson Industrial") for an all-cash purchase price of $111.9 million, net of cash acquired and subject to the final settlement of working capital. The operations of Thompson Industrial expand the Environmental Services segment's industrial service operations in the southeastern region of the United States.
The preliminary allocation of the purchase price is provisional and was based on estimates of the fair value of assets acquired and liabilities assumed as of March 31, 2023. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determination and recognition of assets acquired and liabilities assumed (in thousands):

At March 31, 2023
Accounts receivable	$25,793
Inventories and supplies	233
Prepaid expenses and other current assets	1,150
Property, plant and equipment	28,030
Permits and other intangibles	28,100
Operating lease right-of-use assets	4,716
Other non-current assets	36
Current liabilities	(11,514)
Current portion of operating lease liabilities	(1,653)
Operating lease liabilities, less current portion	(3,063)
Total identifiable net assets	71,828
Goodwill	40,092
Total purchase price	$111,920
Permits and other intangible assets acquired include customer relationships, trademarks/tradenames and non-compete agreements and are anticipated to have estimated useful lives of between five and 15 years with a weighted average useful life of approximately 13 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company's financial statements for the period ended March 31, 2023, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2022 are immaterial to the consolidated financial statements of the Company.
2022 Acquisitions
On June 17, 2022, the Company acquired a privately-owned company for an all-cash purchase price of approximately $78.9 million, net of cash acquired. The operations of the newly acquired company expand the Safety-Kleen Sustainability Solutions segment's waste oil collection capabilities and re-refining business throughout the southeastern region of the United States, including the addition of a re-refinery in Georgia.
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

	At Acquisition Date As Reported December 31, 2022	Measurement Period Adjustments	At Acquisition Date As Reported March 31, 2023
Accounts receivable	$1,111	$(6)	$1,105
Inventories and supplies	5,816	(71)	5,745
Prepaid expenses and other current assets	144	—	144
Property, plant and equipment	19,605	2,626	22,231
Permits and other intangibles	23,500	—	23,500
Operating lease right-of-use assets	585	—	585
Other non-current assets	13	—	13
Current liabilities	(3,271)	—	(3,271)
Current portion of operating lease liabilities	(186)	—	(186)
Operating lease liabilities, less current portion	(399)	—	(399)
Other long-term liabilities	(55)	(2,626)	(2,681)
Total identifiable net assets	46,863	(77)	46,786
Goodwill	32,015	77	32,092
Total purchase price	$78,878	$—	$78,878
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
On December 9, 2022, the Company acquired a privately-owned business for $12.6 million cash consideration. The acquired company expands the Safety-Kleen Sustainability Solutions segment's oil collection operations in the southeastern region of the United States. In connection with this acquisition, goodwill of $2.8 million was recognized. The results of operations for the acquired business were not material in 2022.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Oil and oil related products	$139,225	$151,519
Supplies	153,172	143,743
Solvent and solutions	12,489	11,994
Other	17,500	17,738
Total inventories and supplies	$322,386	$324,994
Supplies inventories consist primarily of critical spare parts to support the Company's incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$172,270	$172,579
Asset retirement costs (non-landfill)	26,455	22,001
Landfill assets	237,526	232,872
Buildings and improvements (1)	612,530	591,397
Vehicles (2)	1,136,777	1,112,188
Equipment (3)	2,262,144	2,195,064
Construction in progress	135,756	140,328
	4,583,458	4,466,429
Less - accumulated depreciation and amortization	2,555,945	2,486,127
Total property, plant and equipment, net	$2,027,513	$1,980,302
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $111.9 million and $106.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $72.0 million and $72.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company recorded $1.2 million and $0.4 million of capitalized interest during the three months ended March 31, 2023 and March 31, 2022, respectively, mainly attributable to the construction of a new incinerator in Kimball, Nebraska.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2023 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2023	$1,071,846	$175,032	$1,246,878
Increase from current period acquisition	40,092	—	40,092
Measurement period adjustments from prior period acquisitions	—	396	396
Foreign currency translation	36	14	50
Balance at March 31, 2023	$1,111,974	$175,442	$1,287,416
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended March 31, 2023, no such triggering events were identified.
As of March 31, 2023 and December 31, 2022, the Company's intangible assets consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$188,736	$111,080	$77,656	$188,373	$109,036	$79,337
Customer and supplier relationships	603,734	236,976	366,758	583,709	229,368	354,341
Other intangible assets	99,906	27,926	71,980	89,388	24,818	64,570
Total amortizable permits and other intangible assets	892,376	375,982	516,394	861,470	363,222	498,248
Trademarks and trade names	120,129	—	120,129	122,534	—	122,534
Total permits and other intangible assets	$1,012,505	$375,982	$636,523	$984,004	$363,222	$620,782
Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.7 million and $12.2 million in the three months ended March 31, 2023 and March 31, 2022, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2023 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2023 (nine months)	$36,778
2024	45,626
2025	42,433
2026	40,545
2027	38,469
Thereafter	312,543
$516,394
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued insurance	$94,436	$92,909
Accrued interest	15,202	20,033
Accrued compensation and benefits	59,499	123,226
Accrued income, real estate, sales and other taxes	50,255	61,442
Accrued other	94,524	99,106
	$313,916	$396,716

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2023 through March 31, 2023 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2023	$62,251	$56,550	$118,801
Measurement period adjustments from prior period acquisitions	—	3,015	3,015
New asset retirement obligations	641	—	641
Accretion	1,286	1,056	2,342
Changes in estimates recorded to consolidated statement of operations	—	24	24
Changes in estimates recorded to consolidated balance sheet	—	1,437	1,437
Expenditures	(3,187)	(1,472)	(4,659)
Currency translation and other	7	3	10
Balance at March 31, 2023	$60,998	$60,613	$121,611
During the three months ended March 31, 2023, the Company's non-commercial landfill at the Deer Park, Texas incineration facility reached its permitted capacity, as expected. The Company has commenced closure activities; however, there have been no changes to the liabilities related to this location. In the three months ended March 31, 2023, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2023 through March 31, 2023 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2023	$1,824	$59,749	$54,717	$116,290
Accretion	22	645	398	1,065
Changes in estimates recorded to consolidated statement of operations	4	374	281	659
Expenditures	(13)	(861)	(2,815)	(3,689)
Currency translation and other	—	1	15	16
Balance at March 31, 2023	$1,837	$59,908	$52,596	$114,341
In the three months ended March 31, 2023, there were no significant benefits or charges resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	March 31, 2023	December 31, 2022
Secured senior term loans	$10,000	$10,000

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$—	$613,975
Secured senior term loans due October 8, 2028 ("2028 Term Loans")	977,500	980,000
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 ("2031 Notes")	500,000	—
Revolving credit facility	114,000	—
Long-term debt, at par	$2,436,500	$2,438,975
Unamortized debt issuance costs and discount, net	(26,846)	(24,147)
Long-term debt, at carrying value	$2,409,654	$2,414,828
Financing Activities
The Company's significant financing arrangements are described in Note 11, "Financing Arrangements," in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and there have been no material changes to the arrangements described therein. As previously disclosed, on January 24, 2023, the Company completed a private placement of $500.0 million aggregate principal amount of unsecured senior notes which mature on February 1, 2031 (collectively referred to with the 2027 and 2029 Notes as the "Notes"). The proceeds from the 2031 Notes, along with a $114.0 million borrowing on the Company's revolving credit facility and available cash were used to repay the $614.0 million outstanding principal amount of the 2024 Term Loans. In connection with the repayment, the Company recognized a loss on early extinguishment of debt of $2.4 million in the first quarter of 2023.
As of March 31, 2023 and December 31, 2022, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.4 billion in both periods. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $400.0 million revolving credit facility. As discussed above, during the three months ended March 31, 2023, the Company borrowed $114.0 million of which the full amount is still outstanding as of March 31, 2023. As of March 31, 2023, the Company had $153.9 million available to borrow under the revolving credit facility and outstanding letters of credit were $132.1 million. At December 31, 2022, the revolving credit facility had no outstanding loan balance. Subject to certain conditions, this credit facility will expire in October 2025.
On April 28, 2023, the Company entered into an amendment to the credit agreement for the revolving credit facility. As amended, the terms of the agreement are substantially the same as prior to the amendment except for certain updates required to transition the agreement to include a defined LIBOR successor rate. Under the amended agreement, borrowings under the revolving credit facility which, on or after April 28, 2023, are either newly drawn or converted or continued from outstanding borrowings will bear interest at a rate, at the Company’s option, of either (i) “Term SOFR” (as defined in the amended agreement) plus an applicable margin ranging from 1.50% to 1.75% per annum based primarily on the level of the Company’s average liquidity for the most recent 30 day period or (ii) Bank of America's base rate plus an applicable margin ranging from 0.50% to 0.75% per annum based primarily on such average liquidity. The amended agreement also continues to provide (i) for an unused line fee payable to the lenders, calculated on the then unused portion of the lenders’ $400.0 million maximum commitments, ranging from 0.25% to 0.375% per annum of the unused commitment, and (ii) for outstanding letters of credit, a fee payable to the lenders equal to the then applicable margin for Term SOFR borrowings described above, and to the issuing banks a standard fronting fee and customary fees and charges in connection with all amendments, extensions, draws and other actions with respect to letters of credit. The Company does not expect these changes to be material to future financial results. The amended agreement is included herein as Exhibit 4.34.1 and Exhibit 4.34.2 in Item 6. "Exhibits" to this Quarterly Report on Form 10-Q.

Cash Flow Hedges
The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
The Company effectively fixed the interest rate on $350.0 million principal of the outstanding 2024 Term Loans by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million ("2018 Swaps"). On January 24, 2023, concurrently with the repayment of the 2024 Term Loans, the Company received a settlement payment of $8.3 million from the counterparties. As a result of the settlement, the Company also reclassified the amounts previously deferred in accumulated other comprehensive loss and recognized a settlement gain of $8.3 million in interest expense during the three months ended March 31, 2023.
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million ("2022 Swaps") to effectively fix the interest rate on $600.0 million principal of the outstanding 2028 Term Loans. Under the terms of the 2022 Swaps' agreements, the Company receives interest based upon the variable rates on the 2028 Term Loans and pays a fixed amount of interest. The fixed rate on these instruments is 0.931% through June 30, 2023 which, together with the 2.00% interest rate margin for Eurodollar borrowings on the 2028 Term Loans, results in an effective annual interest rate of approximately 2.931%. The fixed rate on these instruments increases to 1.9645% from July 1, 2023 through September 30, 2027 to both mirror the current 2028 Term Loans variable interest payments and the successor rate upon the eventual sunsetting of the LIBOR rate.
At the inception of these instruments, the Company designated both the 2018 Swaps and the 2022 Swaps (collectively referred to as the “Swaps”) as cash flow hedges. As of March 31, 2023, the Company recorded a derivative asset with a fair value of $39.7 million comprised only of the 2022 Swaps as the 2018 Swaps were settled during the period, as noted above. The balance of the derivative asset as of December 31, 2022 was $60.6 million, which included both of the Swaps.
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

(12) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$72,401	$45,314
Denominator:
Weighted-average basic shares outstanding	54,076	54,408
Dilutive effect of outstanding stock awards	328	264
Dilutive shares outstanding	54,404	54,672

Basic earnings per share:	$1.34	$0.83
Diluted earnings per share:	$1.33	$0.83
For the three months ended March 31, 2023 and 2022, all then outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 115,813 and 153,985, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 2,132 and 19,500, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the three months ended March 31, 2023 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Unfunded Pension Liability	Total
Balance at January 1, 2023	$(209,339)	$(563)	$43,058	$(337)	$(167,181)
Other comprehensive income (loss) before reclassifications	338	220	(6,801)	—	(6,243)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(14,126)	—	(14,126)
Tax (provision) benefit	—	(46)	6,069	—	6,023
Other comprehensive income (loss)	338	174	(14,858)	—	(14,346)
Balance at March 31, 2023	$(209,001)	$(389)	$28,200	$(337)	$(181,527)
The amount realized in the consolidated statement of operations during the three months ended March 31, 2023 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Other Comprehensive (Loss) Income Component	For the Three Months Ended March 31, 2023	Location
Unrealized Gain on Fair Value of Interest Rate Hedges (1)	$14,126	Interest expense, net of interest income
________________
(1) Balance inclusive of $8.3 million gain realized in connection with the settlement of the 2018 Swaps. For more information on this transaction, see Note 11, "Financing Arrangements."

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three months ended March 31, 2023 and March 31, 2022 was $6.0 million and $5.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three months ended March 31, 2023 and March 31, 2022 was $1.0 million and $1.1 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the three months ended March 31, 2023:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2023	427,142	$84.64
Granted	112,449	130.50
Vested	(16,335)	83.21
Forfeited	(9,610)	102.97
Balance at March 31, 2023	513,646	$94.39
As of March 31, 2023, there was $35.4 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of restricted stock vested during the three months ended March 31, 2023 and March 31, 2022 was $2.1 million and $1.7 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving targets currently based on revenue, Adjusted EBITDA Margin, Return on Invested Capital and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions.
The following table summarizes information about performance stock awards for the three months ended March 31, 2023:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2023	213,679	$91.62
Granted	117,982	130.60
Vested	(58,636)	92.49
Forfeited	(4,237)	111.34
Balance at March 31, 2023	268,788	$108.23
As of March 31, 2023, there was $6.8 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. The total fair value of performance awards vested during the three months ended March 31, 2023 and March 31, 2022 was $7.8 million and $3.8 million, respectively.

(15) COMMITMENTS AND CONTINGENCIES
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
At March 31, 2023 and December 31, 2022, the Company had recorded reserves of $33.3 million and $37.1 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of March 31, 2023 and December 31, 2022, the $33.3 million and $37.1 million, respectively, of reserves consisted of (i) $23.1 million and $24.1 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $10.2 million and $13.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of March 31, 2023, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2022, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. ("Safety-Kleen"), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of March 31, 2023, there were approximately 69 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and has historically vigorously defended, and intends to continue to vigorously defend itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2023. From January 1, 2023 to March 31, 2023, ten product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential monetary liability could exceed $1.0 million at three of the 131 Superfund related sites.
Of the 125 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has indemnification agreements at a total of 17 sites. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's

(or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management and McKesson which had shipped waste to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for those indemnification agreements discussed, the Company does not have an indemnity agreement with respect to any of the 125 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2023 and December 31, 2022, there was one proceeding in both periods for which the Company believes it is possible that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief operating decision maker, which is a committee comprised of the Company's co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
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
The following table reconciles third-party revenues to direct revenues for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2023			March 31, 2022
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$1,060,982	$9,759	$1,070,741	$940,798	$6,647	$947,445
Safety-Kleen Sustainability Solutions	246,298	(9,759)	236,539	228,239	(6,647)	221,592
Corporate Items	107	—	107	72	—	72
Total	$1,307,387	$—	$1,307,387	$1,169,109	$—	$1,169,109
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other income, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.

The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Adjusted EBITDA:
Environmental Services	$228,345	$183,602
Safety-Kleen Sustainability Solutions	41,463	51,877
Corporate Items	(54,670)	(55,220)
Total	215,138	180,259
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,407	3,156
Stock-based compensation	6,018	5,712
Depreciation and amortization	84,758	84,298
Income from operations	120,955	87,093
Other income, net	(116)	(704)
Loss on early extinguishment of debt	2,362	—
Interest expense, net of interest income	20,632	25,017
Income before provision for income taxes	$98,077	$62,780

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, those items identified as "Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2023, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Clean Harbors undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements other than through its filings with the SEC, which may be viewed in the "Investors" section of the Clean Harbors website.
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
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, as reconciled to our net income and described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for our wide variety of services, waste volumes managed by delivering such services and project work for which responsible waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches' core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours, and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the chemical, manufacturing and automotive markets including efforts and economic incentives to reshore operations to the U.S., available capacity at waste disposal outlets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. Safety-Kleen Sustainability Solutions offers high quality recycled base and blended oil products, including our KLEEN+ brand of Group II+ base oils, to end users including fleet customers, distributors and manufacturers of oil products. Segment results are impacted by overall demand, market pricing and the mix of our oil products sales. Segment results are also predicated on the demand for Safety-Kleen Sustainability Solutions' other product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to produce our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall costs associated with the collection of used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the automotive services and manufacturing markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil, including the International Maritime Organization's 2020 regulation ("IMO 2020") and other regulations related to the burning of used motor oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three months ended March 31, 2023 were $1,307.4 million, compared with $1,169.1 million for the three months ended March 31, 2022. Our Environmental Services segment direct revenues increased $123.3 million or 13.0% from the comparable period in 2022 driven by continued demand for our services as well as pricing initiatives designed to recover increased operating costs. In the three months ended March 31, 2023, our Safety-Kleen Sustainability Solutions segment direct revenues increased $14.9 million or 6.7% from the comparable period in 2022, predominately due to revenues from recently acquired businesses and higher volumes of base oil products sold. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $10.0 million in the three months ended March 31, 2023.
Income from operations for the three months ended March 31, 2023 was $121.0 million, compared with $87.1 million in the three months ended March 31, 2022. Net income for the three months ended March 31, 2023 was $72.4 million, compared with net income of $45.3 million in the three months ended March 31, 2022. The increases in these earnings measures were 38.9% and 59.8%, respectively.
Adjusted EBITDA, which is the primary financial measure by which we evaluate our segments, increased 19.3% to $215.1 million in the three months ended March 31, 2023 from $180.3 million in the three months ended March 31, 2022. This improved performance was driven by the increased revenue levels and focused pricing initiatives in the Environmental Services segment. Cost control initiatives across the entire Company, which were aided by the ability to leverage our fixed costs structure particularly relative to general and administrative costs also contributed to this increase in consolidated Adjusted EBITDA and Adjusted EBITDA margin. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for the three months ended March 31, 2023 was $28.0 million, as compared to net cash used in operating activities of $38.6 million in the comparable period of 2022. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $51.8 million in the three months ended March 31, 2023 as compared to an outflow of $107.6 million in the comparable period of 2022. This change is due to increases in net cash from operating activities, partially offset by incremental spend on property, plant and equipment net of proceeds from sale and disposal of fixed assets. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2023 and March 31, 2022 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended
	March 31, 2023	March 31, 2022	Change	% Change
Direct Revenues (1):
Environmental Services	$1,070,741	$947,445	$123,296	13.0%
Safety-Kleen Sustainability Solutions	236,539	221,592	14,947	6.7
Corporate Items	107	72	35	N/M
Total	1,307,387	1,169,109	138,278	11.8
Cost of Revenues (2):
Environmental Services	753,360	685,336	68,024	9.9
Safety-Kleen Sustainability Solutions	175,857	152,017	23,840	15.7
Corporate Items	2,297	6,036	(3,739)	N/M
Total	931,514	843,389	88,125	10.4
Selling, General & Administrative Expenses:
Environmental Services	89,036	78,507	10,529	13.4
Safety-Kleen Sustainability Solutions	19,219	17,698	1,521	8.6
Corporate Items	58,498	54,968	3,530	6.4
Total	166,753	151,173	15,580	10.3
Adjusted EBITDA:
Environmental Services	228,345	183,602	44,743	24.4
Safety-Kleen Sustainability Solutions	41,463	51,877	(10,414)	(20.1)
Corporate Items	(54,670)	(55,220)	550	1.0
Total	$215,138	$180,259	$34,879	19.3%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services	21.3%	19.4%	1.9%
Safety-Kleen Sustainability Solutions	17.5%	23.4%	(5.9)%
Corporate Items	N/M	N/M	N/M
Total	16.5%	15.4%	1.1%
_____________________
N/M = not meaningful
(1)Direct revenues are revenues allocated to the segment performing the provided service.
(2)Cost of revenues are shown exclusive of items presented separately on the consolidated statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.

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
Environmental Services

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Direct revenues	$1,070,741	$947,445	$123,296	13.0%

Environmental Services direct revenues for the three months ended March 31, 2023 increased $123.3 million from the comparable period in 2022 due to organic growth across our service offerings. Technical services revenue increased $42.9 million with contributions across our portfolio of waste disposal facilities driven by higher value waste streams and broad based pricing initiatives, including fuel and other surcharges. These increases more than offset unplanned outages at some of our incinerator and landfill facilities. Utilization at our incinerators for the three months ended March 31, 2023 was 80% as compared to 85% in the prior year due to unplanned outages for required maintenance and significant weather events. Landfill volumes also decreased in the first three months of 2023 as compared to the first three months of 2022 predominantly due to flooding at our landfill site in California; however, pricing of these services more than offset the lower volumes. Direct revenues for the Safety-Kleen core service offerings increased $34.1 million from the comparable period in 2022 due to greater demand and improved pricing for our containerized waste, vacuum and parts washer services. Industrial Services revenues increased $27.5 million and Field Services revenues increased $15.7 million from the comparable period in 2022. The Canadian operations of the Environmental Services segment were negatively impacted by $7.6 million due to foreign currency translation.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Direct revenues	$236,539	$221,592	$14,947	6.7%
In the three months ended March 31, 2023, Safety-Kleen Sustainability Solutions direct revenue increased $14.9 million from the comparable period in 2022. This increase was largely driven by $12.2 million of incremental revenues from operations acquired in the second half of 2022. In addition, base oil product revenues increased $11.0 million due to incremental volumes sold during the period. These increases were partially offset by a $5.4 million decrease in blended oil sales as higher pricing of our blended products could not offset lower volumes sold. Revenue from the collection of used motor oil also decreased $1.4 million despite a higher volume of used oil collected. This decrease in direct revenue from the collection of used motor oil is in line with expectations given the inverse correlation between movements in base oil pricing and the market prices associated with our used oil collection services. The Canadian operations of the Safety-Kleen Sustainability Solutions segment were negatively impacted by $2.4 million in the three months ended March 31, 2023 due to foreign currency translation.
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
Environmental Services

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Cost of revenues	$753,360	$685,336	$68,024	9.9%
As a % of Direct revenues	70.4%	72.3%	(1.9)%
Environmental Services cost of revenues for the three months ended March 31, 2023 increased $68.0 million from the comparable period in 2022, however as a percentage of revenue these costs decreased 1.9%. Overall, labor and benefit related costs increased $42.5 million, equipment and supply costs increased $18.5 million and external transportation, vehicle and fuel related costs increased $6.5 million. These increases in costs are commensurate with the overall revenue growth in the segment.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Cost of revenues	$175,857	$152,017	$23,840	15.7%
As a % of Direct revenues	74.3%	68.6%	5.7%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended March 31, 2023 increased $23.8 million from the comparable period in 2022 and as a percentage of revenues, these costs increased by 5.7%. The cost of used oil as the primary raw material in our recycled base and blended oil products was higher in the first quarter of 2023, as compared to the prior year, driving a cost increase, both in total and as a percentage of revenue. We expect these costs to decrease in the second quarter of 2023 in response to our efforts to manage the spread between the pricing of base oil products and our used oil collection services. Additionally, the increase in costs from the comparable period in 2022 was driven by the operations acquired in the second half of 2022.
In total, the increase in cost of revenues was driven by external transportation, vehicle and fuel costs which increased $8.9 million, costs of raw materials which increased $7.0 million, more than half of which was due to increased costs to obtain used oil through our used oil collection services, and labor and benefit related costs which increased $5.7 million.
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
Environmental Services

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
SG&A expenses	$89,036	$78,507	$10,529	13.4%
As a % of Direct revenues	8.3%	8.3%	—%
Environmental Services SG&A expenses for the three months ended March 31, 2023 increased $10.5 million from the comparable period in 2022, however as a percentage of revenues, these costs remained consistent as a result of cost control initiatives. The overall cost increase was due to higher labor and benefits related costs of $10.4 million in the three months ended March 31, 2023, predominately due to investments in our employees and higher incentive compensation resulting from revenue growth and profitability.

Safety-Kleen Sustainability Solutions

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
SG&A expenses	$19,219	$17,698	$1,521	8.6%
As a % of Direct revenues	8.1%	8.0%	0.1%
Safety-Kleen Sustainability Solutions SG&A expenses for the three months ended March 31, 2023 increased $1.5 million from the comparable period in 2022, however as a percentage of revenues these costs remained relatively consistent. The overall cost increase was primarily due to a $1.4 million increase in labor and benefit costs as we expanded our sales team for the segment in mid-2022.
Corporate Items

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
SG&A expenses	$58,498	$54,968	$3,530	6.4%
As a % of Total Company Direct revenues	4.5%	4.7%	(0.2)%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Generally, as revenues increase, we would expect some increase in these costs. Corporate SG&A expenses for the three months ended March 31, 2023 improved as a percentage of total Clean Harbors' direct revenues when compared to the same period in the prior year which has also contributed to Clean Harbors' overall profitability. The SG&A expenses for the three months ended March 31, 2022 include a benefit of $3.0 million related to the breakup fee received from Vertex Energy, Inc. for the termination of the proposed asset acquisition.
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

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Adjusted EBITDA:
Environmental Services	$228,345	$183,602	$44,743	24.4%
Safety-Kleen Sustainability Solutions	41,463	51,877	(10,414)	(20.1)
Corporate Items	(54,670)	(55,220)	550	1.0
Total	$215,138	$180,259	$34,879	19.3%
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
The information about our operating performance provided by Adjusted EBITDA is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors, and we discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.

We provide information relating to our Adjusted EBITDA so that analysts, investors and other interested persons have the same data that we use to assess our core operating performance. Adjusted EBITDA should be viewed only as a supplement to the GAAP financial information. We believe, however, that providing this information in addition to, and together with, GAAP financial information provides a better understanding of our core operating performance and how management evaluates and measures our performance.
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$72,401	$45,314
Accretion of environmental liabilities	3,407	3,156
Stock-based compensation	6,018	5,712
Depreciation and amortization	84,758	84,298
Other income, net	(116)	(704)
Loss on early extinguishment of debt	2,362	—
Interest expense, net of interest income	20,632	25,017
Provision for income taxes	25,676	17,466
Adjusted EBITDA	$215,138	$180,259
As a % of Direct revenues	16.5%	15.4%
Depreciation and Amortization

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$72,032	$72,058	$(26)	—%
Permits and other intangibles amortization	12,726	12,240	486	4.0
Total depreciation and amortization	$84,758	$84,298	$460	0.5%
Depreciation and amortization for the three months ended March 31, 2023 remained relatively consistent with the comparable period in 2022.
Loss on Early Extinguishment of Debt

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Loss on early extinguishment of debt	$(2,362)	$—	$(2,362)	100.0%
During the three months ended March 31, 2023, we recorded a $2.4 million loss on early extinguishment of debt in connection with the repayment of the remaining $614.0 million principal amount of the 2024 Term Loans. For additional information regarding this repayment, see Note 11, "Financing Arrangements," to the accompanying financial statements.

Interest Expense, Net of Interest Income

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Interest expense, net of interest income	$(20,632)	$(25,017)	$4,385	(17.5)%
Interest expense, net of interest income for the three months ended March 31, 2023 decreased $4.4 million from the comparable period in 2022 due to the $8.3 million benefit recognized from settling interest rate swaps in connection with repaying certain of our variable rate debt in January 2023. Absent this benefit, interest expense, net of interest income, increased $3.9 million due to higher interest rates on our portfolio of debt obligations. For additional information regarding the financing events during the first quarter of 2023 and our current portfolio of debt, see Note 11, "Financing Arrangements," to the accompanying financial statements.
Provision for Income Taxes

	For the Three Months Ended
	March 31,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change
Provision for income taxes	$25,676	$17,466	$8,210	47.0%
Effective tax rate	26.2%	27.8%	(1.6)%
For the three months ended March 31, 2023, the provision for income taxes increased $8.2 million from the comparable period in 2022 due to an increase in income before provision for income taxes. Our effective tax rate for the three months ended March 31, 2023 decreased 1.6% when compared to the three months ended March 31, 2022.
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
Summary of Cash Flow Activity

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash from (used in) operating activities	$28,008	$(38,629)
Net cash used in investing activities	(197,934)	(58,861)
Net cash used in financing activities	(18,445)	(16,080)
Net cash from (used in) operating activities
Net cash from operating activities for the three months ended March 31, 2023 was $28.0 million as compared to net cash used in operating activities of $38.6 million in the comparable period of 2022. This $66.6 million increase in operating cash flows was attributable to increased income from operations and improved working capital balances, partially offset by an increase in income taxes paid.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2023 was $197.9 million, an increase of $139.1 million from the comparable period in 2022 primarily driven by a $113.5 million increase in cash used for acquisitions. During the three months ended March 31, 2023, the Company paid $108.5 million to acquire Thompson Industrial Services, LLC ("Thompson Industrial"), while in the three months ended March 31, 2022, the Company had received a working capital adjustment of $5.0 million related to the acquisition of HydroChemPSC. The remaining change in net cash used in investing activities was due to a $14.7 million increase in cash paid related to the timing of investment transactions within our wholly owned captive insurance company and a $10.8 million increase in additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2023 increased $2.4 million from $16.1 million in 2022 to $18.4 million in 2023. During the three months ended March 31, 2023, the Company repaid $614.0 million of senior term loans with the proceeds from issuing $500.0 million of unsecured senior notes and borrowing $114.0 million under the revolving credit facility. The overall increase in net cash used in financing activities is due to the incremental deferred financing costs paid for these transactions of $5.8 million partially offset by a $2.5 million cash inflow caused by the change in the level of uncashed checks.

Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measure of liquidity which provides useful information to management, creditors and investors about our financial strength and ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from (used in) operating activities to adjusted free cash flow for the following periods (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash from (used in) operating activities	$28,008	$(38,629)
Additions to property, plant and equipment	(81,686)	(70,308)
Proceeds from sale and disposal of fixed assets	1,855	1,320
Adjusted free cash flow	$(51,823)	$(107,617)
Summary of Capital Resources
At March 31, 2023, cash and cash equivalents and marketable securities totaled $376.1 million, compared to $554.6 million at December 31, 2022. This reduction was primarily attributable to the payment of $108.5 million on March 31, 2023 for the acquisition of Thompson Industrial. At March 31, 2023, cash and cash equivalents held by our Canadian subsidiaries totaled $26.1 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $350.0 million at March 31, 2023. Our U.S. operations had net operating cash inflows of $25.9 million for the three months ended March 31, 2023.
We also maintain a $400.0 million revolving credit facility of which, during the three months ended March 31, 2023, $114.0 million was borrowed, the proceeds of which were used to repay a portion of the secured senior term loans (see discussion in "Net cash used in financing activities" above). As of March 31, 2023, the $114.0 million remained outstanding, with letters of credit of $132.1 million also outstanding and an additional $153.9 million available to borrow under the facility.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first three months of 2023 were $81.7 million as compared to $70.3 million during the first three months of 2022. We anticipate that 2023 capital spending, net of disposals, will be in the range of $400.0 million to $420.0 million, including $90.0 million of capital spending for our new incinerator construction in Kimball, Nebraska.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
During the first three months of 2023, capital spending on the construction of our new incinerator at our Kimball, Nebraska facility was approximately $13.0 million. The current capital expenditure estimate for this project is approximately $180.0 million and we anticipate the project to be complete in early 2025. As of March 31, 2023, a total of $65.1 million has been spent on the project.
Financing Arrangements
In January 2023, we issued $500.0 million principal amount of 6.375% unsecured senior notes due 2031. The net proceeds of the issuance, along with a $114.0 million borrowing under our existing revolving credit facility and cash on hand, were used to repay the aggregate principal balance of our 2024 Term Loans.
As of March 31, 2023, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $987.5 million of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. We also maintain our $400.0 million revolving credit facility. As of

March 31, 2023, under the revolving credit facility, we had an outstanding loan balance of $114.0 million, $153.9 million available to borrow and outstanding letters of credit of $132.1 million.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to the accompanying financial statements.
As of March 31, 2023, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three months ended March 31, 2023 and March 31, 2022, the Company repurchased and retired a total of approximately 22.3 thousand and 41.1 thousand shares of the Company's common stock, respectively, for total expenditures of approximately $3.0 million and $3.7 million, respectively.
Through March 31, 2023, the Company has repurchased and retired a total of approximately 8.2 million shares of its common stock for approximately $497.7 million under this program. As of March 31, 2023, an additional $102.3 million remained available for repurchase of shares under this program.
Environmental Liabilities

(in thousands, except percentages)	March 31, 2023	December 31, 2022	Change	% Change
Closure and post-closure liabilities	$121,611	$118,801	$2,810	2.4%
Remedial liabilities	114,341	116,290	(1,949)	(1.7)
Total environmental liabilities	$235,952	$235,091	$861	0.4%
Total environmental liabilities as of March 31, 2023 were $236.0 million, relatively consistent with the balance as of December 31, 2022. During the three months ended March 31, 2023, changes in estimates for the environmental liabilities, including those related to liabilities assumed in prior period acquisitions, of $5.1 million and accretion of $3.4 million, were partially offset by expenditures of $8.3 million.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of March 31, 2023, there were $132.1 million outstanding letters of credit. See Note 11, "Financing Arrangements," to the accompanying financial statements.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first three months of 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Goodwill and Other Long-Lived Assets. Pursuant to the previous succession announcement, effective March 31, 2023, Michael L. Battles and Eric W. Gerstenberg, were appointed co-CEOs and as a result, the Company’s new Chief Operating Decision Maker (“CODM”) is a committee comprised of both co-CEOs, who, going forward, will manage the business, make operating decisions and assess performance. The Company does not expect that the new CODM structure will change how the Company is managed and as such will continue to report as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment and assess the recoverability of goodwill under three reporting units; (i) Environmental Sales and Service, (ii) Environmental Facilities and (iii) Safety-Kleen Sustainability Solutions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2023 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1, 2023 through January 31, 2023	99	$114.12	—	$105,265
February 1, 2023 through February 28, 2023	4,528	130.59	—	105,265
March 1, 2023 through March 31, 2023	42,901	133.06	22,250	102,265
Total	47,528	$132.78	22,250
________________
(1)    Includes 25,278 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2023, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURE
    Not applicable

ITEM 5.     OTHER INFORMATION
    None

ITEM 6.    EXHIBITS

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg	Filed herewith

31.3	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas	Filed herewith

32	Section 1350 Certifications	Filed herewith

4.34.1
First Amendment dated April 28, 2023 to Sixth Amended and Restated Credit Agreement dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto
Filed herewith

4.34.2
Sixth Amended and Restated Credit Agreement dated as of October 28, 2020, as amended through First Amendment thereto dated April 28, 2023, among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto
Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	May 3, 2023

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	May 3, 2023

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	May 3, 2023