Form 10-Q
period 2023-06-30
CLEAN HARBORS INC
filed 2023-08-02
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 28, 2023 was 54,150,830.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

.CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$238,776	$492,603
Short-term marketable securities	87,346	62,033
Accounts receivable, net of allowances aggregating $43,393 and $45,253, respectively	981,233	964,603
Unbilled accounts receivable	122,679	107,010
Inventories and supplies	325,882	324,994
Prepaid expenses and other current assets	92,559	82,518
Total current assets	1,848,475	2,033,761
Property, plant and equipment, net	2,082,693	1,980,302
Other assets:
Operating lease right-of-use assets	181,243	166,181
Goodwill	1,288,291	1,246,878
Permits and other intangibles, net	626,320	620,782
Other	74,315	81,803
Total other assets	2,170,169	2,115,644
Total assets	$6,101,337	$6,129,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	374,438	446,629
Deferred revenue	105,327	94,094
Accrued expenses and other current liabilities	348,857	396,716
Current portion of closure, post-closure and remedial liabilities	21,802	23,123
Current portion of operating lease liabilities	53,991	49,532
Total current liabilities	914,415	1,020,094
Other liabilities:
Closure and post-closure liabilities, less current portion of $12,186 and $13,205, respectively	108,522	105,596
Remedial liabilities, less current portion of $9,616 and $9,918, respectively	102,560	106,372
Long-term debt, less current portion	2,294,306	2,414,828
Operating lease liabilities, less current portion	129,058	119,259
Deferred tax liabilities	346,328	350,389
Other long-term liabilities	96,262	90,847
Total other liabilities	3,077,036	3,187,291
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,090,202 and 54,064,797 shares, respectively	541	541
Additional paid-in capital	502,422	504,240
Accumulated other comprehensive loss	(165,966)	(167,181)
Accumulated earnings	1,772,889	1,584,722
Total stockholders’ equity	2,109,886	1,922,322
Total liabilities and stockholders’ equity	$6,101,337	$6,129,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Service revenues	$1,159,090	$1,085,043	$2,212,323	$2,027,104
Product revenues	238,810	271,269	492,964	498,317
Total revenues	1,397,900	1,356,312	2,705,287	2,525,421
Cost of revenues: (exclusive of items shown separately below)
Service revenues	771,600	736,560	1,523,195	1,429,984
Product revenues	175,912	161,909	355,831	311,874
Total cost of revenues	947,512	898,469	1,879,026	1,741,858
Selling, general and administrative expenses	167,382	155,608	334,135	306,781
Accretion of environmental liabilities	3,486	3,197	6,893	6,353
Depreciation and amortization	89,697	87,868	174,455	172,166
Income from operations	189,823	211,170	310,778	298,263
Other (expense) income, net	(1,283)	1,265	(1,167)	1,969
Loss on early extinguishment of debt	—	—	(2,362)	—
Gain on sale of business	—	8,864	—	8,864
Interest expense, net of interest income of $2,001, $563, $4,956 and $1,056, respectively	(30,072)	(26,256)	(50,704)	(51,273)
Income before provision for income taxes	158,468	195,043	256,545	257,823
Provision for income taxes	42,702	46,886	68,378	64,352
Net income	$115,766	$148,157	$188,167	$193,471
Earnings per share:
Basic	$2.14	$2.73	$3.48	$3.56
Diluted	$2.13	$2.71	$3.46	$3.54
Shares used to compute earnings per share - Basic	54,092	54,318	54,084	54,362
Shares used to compute earnings per share - Diluted	54,448	54,597	54,422	54,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$115,766	$148,157	$188,167	$193,471
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	44	(128)	218	(656)
Unrealized gain on fair value of interest rate hedges	12,556	11,243	7,727	35,924
Reclassification adjustment for interest rate hedge amounts realized in net income	(4,930)	2,164	(9,054)	5,358
Reclassification adjustment for settlement of interest rate hedges	—	—	(5,905)	—
Unfunded pension liability	(7)	20	(7)	10
Foreign currency translation adjustments	7,898	(13,838)	8,236	(7,326)
Other comprehensive income (loss), net of tax	15,561	(539)	1,215	33,310
Comprehensive income	$131,327	$147,618	$189,382	$226,781

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$188,167	$193,471
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	174,455	172,166
Allowance for doubtful accounts	1,209	6,927
Amortization of deferred financing costs and debt discount	2,718	3,135
Accretion of environmental liabilities	6,893	6,353
Changes in environmental liability estimates	387	1,232
Deferred income taxes	(356)	2,226
Other expense (income), net	1,167	(1,969)
Stock-based compensation	10,518	12,547
Loss on early extinguishment of debt	2,362	—
Gain on sale of business	—	(8,864)
Environmental expenditures	(16,323)	(7,028)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(5,659)	(263,584)
Inventories and supplies	(1,111)	(23,888)
Other current and non-current assets	(22,749)	(25,504)
Accounts payable	(78,139)	45,748
Other current and long-term liabilities	(27,966)	19,002
Net cash from operating activities	235,573	131,970
Cash flows used in investing activities:
Additions to property, plant and equipment	(204,298)	(148,042)
Proceeds from sale and disposal of fixed assets	2,944	3,023
Acquisitions, net of cash acquired	(120,636)	(68,766)
Proceeds from sale of business, net of transaction costs	—	17,486
Additions to intangible assets including costs to obtain or renew permits	(1,114)	(836)
Purchases of available-for-sale securities	(74,451)	(23,182)
Proceeds from sale of available-for-sale securities	50,290	32,835
Net cash used in investing activities	(347,265)	(187,482)
Cash flows used in financing activities:
Change in uncashed checks	2,392	475
Tax payments related to withholdings on vested restricted stock	(4,335)	(2,571)
Repurchases of common stock	(8,001)	(33,694)
Deferred financing costs paid	(6,346)	(321)
Payments on finance leases	(7,588)	(6,552)
Principal payments on debt	(618,975)	(8,768)
Proceeds from issuance of debt	500,000	—
Borrowing from revolving credit facility	114,000	—
Payment on revolving credit facility	(114,000)	—
Net cash used in financing activities	(142,853)	(51,431)
Effect of exchange rate change on cash	718	(1,001)
Decrease in cash and cash equivalents	(253,827)	(107,944)
Cash and cash equivalents, beginning of period	492,603	452,575
Cash and cash equivalents, end of period	$238,776	$344,631
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$49,257	$48,104
Income taxes paid, net of refunds	92,494	29,307
Non-cash investing activities:
Property, plant and equipment accrued	26,427	21,156
Remedial liability assumed in acquisition of property, plant and equipment	—	13,073
ROU assets obtained in exchange for operating lease liabilities	38,474	20,686
ROU assets obtained in exchange for finance lease liabilities	13,992	7,646
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2023	54,065	$541	$504,240	$(167,181)	$1,584,722	$1,922,322
Net income	—	—	—	—	72,401	72,401
Other comprehensive loss	—	—	—	(14,346)	—	(14,346)
Stock-based compensation	—	—	6,018	—	—	6,018
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(3,351)	—	—	(3,351)
Repurchases of common stock	(22)	—	(3,000)	—	—	(3,000)
Balance at March 31, 2023	54,092	541	503,907	(181,527)	1,657,123	1,980,044
Net income	—	—	—	—	115,766	115,766
Other comprehensive income	—	—	—	15,561	—	15,561
Stock-based compensation	—	—	4,500	—	—	4,500
Issuance of common stock for restricted share vesting, net of employee tax withholdings	34	—	(984)	—	—	(984)
Repurchases of common stock	(36)	—	(5,001)	—	—	(5,001)
Balance at June 30, 2023	54,090	$541	$502,422	$(165,966)	$1,772,889	$2,109,886

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2022	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
Net income	—	—	—	—	45,314	45,314
Other comprehensive income	—	—	—	33,849	—	33,849
Stock-based compensation	—	—	5,712	—	—	5,712
Issuance of common stock for restricted share vesting, net of employee tax withholdings	36	—	(1,831)	—	—	(1,831)
Repurchases of common stock	(41)	—	(3,694)	—	—	(3,694)
Balance at March 31, 2022	54,414	544	536,564	(162,163)	1,218,292	1,593,237
Net income	—	—	—	—	148,157	148,157
Other comprehensive loss	—	—	—	(539)	—	(539)
Stock-based compensation	—	—	6,835	—	—	6,835
Issuance of common stock for restricted share vesting, net of employee tax withholdings	31	—	(740)	—	—	(740)
Repurchases of common stock	(335)	(3)	(29,997)	—	—	(30,000)
Balance at June 30, 2022	54,110	$541	$512,662	$(162,702)	$1,366,449	$1,716,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company's consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in these policies or their application except for the change described below.
Segment Reporting and Goodwill
Pursuant to the previous succession announcement, effective March 31, 2023, Michael L. Battles and Eric W. Gerstenberg, former Chief Financial Officer and Chief Operating Officer of the Company, respectively, were appointed co-CEOs. As a result, the Company’s new Chief Operating Decision Maker (“CODM”) is a committee comprised of both co-CEOs, who, going forward, will manage the business, make operating decisions and assess performance. The Company does not expect that the new CODM structure will change how the Company is managed and as such will continue to report as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment and assess the recoverability of goodwill under three reporting units; (i) Environmental Sales and Service, (ii) Environmental Facilities and (iii) Safety-Kleen Sustainability Solutions.

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

Industrial Services and Other—Industrial Services contribute to the revenues of the Environmental Services operating segment. These revenues are primarily generated from industrial and specialty services provided to refineries, chemical plants, manufacturing facilities, power generation companies, pulp and paper mills, mines and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services, plant outage and turnaround services, specialty cleaning services including chemical cleaning, pigging and high and ultra-high pressure water cleaning, leak detection and repair, daylighting, production services and upstream energy services. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration and water treatment services. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. Emergency response services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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

The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the Three Months Ended June 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,041,739	$212,994	$116	$1,254,849
Canada	119,743	23,308	—	143,051
Total third-party revenues	$1,161,482	$236,302	$116	$1,397,900

Sources of Revenue
Technical Services	$389,908	$—	$—	$389,908
Industrial Services and Other	399,545	—	116	399,661
Field and Emergency Response Services	154,359	—	—	154,359
Safety-Kleen Environmental Services	217,670	62,452	—	280,122
Safety-Kleen Oil	—	173,850	—	173,850
Total third-party revenues	$1,161,482	$236,302	$116	$1,397,900

	For the Three Months Ended June 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$945,579	$236,879	$79	$1,182,537
Canada	138,927	34,848	—	173,775
Total third-party revenues	$1,084,506	$271,727	$79	$1,356,312

Sources of Revenue
Technical Services	$387,019	$—	$—	$387,019
Industrial Services and Other	360,870	—	79	360,949
Field and Emergency Response Services	144,860	—	—	144,860
Safety-Kleen Environmental Services	191,757	49,381	—	241,138
Safety-Kleen Oil	—	222,346	—	222,346
Total third-party revenues	$1,084,506	$271,727	$79	$1,356,312

	For the Six Months Ended June 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,000,323	$434,765	$223	$2,435,311
Canada	222,141	47,835	—	269,976
Total third-party revenues	$2,222,464	$482,600	$223	$2,705,287

Sources of Revenue
Technical Services	$756,417	$—	$—	$756,417
Industrial Services and Other	735,924	—	223	736,147
Field and Emergency Response Services	302,445	—	—	302,445
Safety-Kleen Environmental Services	427,678	112,011	—	539,689
Safety-Kleen Oil	—	370,589	—	370,589
Total third-party revenues	$2,222,464	$482,600	$223	$2,705,287

	For the Six Months Ended June 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,780,257	$439,409	$151	$2,219,817
Canada	245,047	60,557	—	305,604
Total third-party revenues	$2,025,304	$499,966	$151	$2,525,421

Sources of Revenue
Technical Services	$710,675	$—	$—	$710,675
Industrial Services and Other	669,708	—	151	669,859
Field and Emergency Response Services	277,219	—	—	277,219
Safety-Kleen Environmental Services	367,702	93,769	—	461,471
Safety-Kleen Oil	—	406,197	—	406,197
Total third-party revenues	$2,025,304	$499,966	$151	$2,525,421
Contract Balances

(in thousands)	June 30, 2023	December 31, 2022
Receivables	$981,233	$964,603
Contract assets (unbilled receivables)	122,679	107,010
Contract liabilities (deferred revenue)	105,327	94,094

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets, which are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three-month period.

(4) BUSINESS COMBINATIONS
2023 Acquisition
On March 31, 2023, the Company acquired Thompson Industrial Services, LLC ("Thompson Industrial") for an all-cash purchase price of $111.9 million, net of cash acquired and subject to the final settlement of working capital. The operations of Thompson Industrial expand the Environmental Services segment's industrial service operations in the southeastern region of the United States.
The preliminary allocation of the purchase price is provisional and was based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determination and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported March 31, 2023	Measurement Period Adjustments	At Acquisition Date As Reported June 30, 2023
Accounts receivable	$25,793	$(563)	$25,230
Inventories and supplies	233	—	233
Prepaid expenses and other current assets	1,150	154	1,304
Property, plant and equipment	28,030	(1,301)	26,729
Permits and other intangibles	28,100	800	28,900
Operating lease right-of-use assets	4,716	—	4,716
Other non-current assets	36	36	72
Current liabilities	(11,514)	1,586	(9,928)
Current portion of operating lease liabilities	(1,653)	—	(1,653)
Operating lease liabilities, less current portion	(3,063)	—	(3,063)
Other long-term liabilities	—	(570)	(570)
Total identifiable net assets	71,828	142	71,970
Goodwill	40,092	(167)	39,925
Total purchase price	$111,920	$(25)	$111,895
Permits and other intangible assets acquired include customer relationships, trademarks/tradenames and non-compete agreements and are anticipated to have estimated useful lives of between five and 15 years with a weighted average useful life of approximately 13 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company's financial statements for the three and six months ended June 30, 2023, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2022 are immaterial to the consolidated financial statements of the Company.
2022 Acquisitions
On June 17, 2022, the Company acquired a privately-owned company for an all-cash purchase price of approximately $78.9 million, net of cash acquired. The operations of the newly acquired company expand the Safety-Kleen Sustainability Solutions segment's waste oil collection capabilities and re-refining business throughout the southeastern region of the United States, including the addition of a re-refinery in Georgia.

The Company has finalized the purchase accounting for this acquisition. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of June 17, 2022. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2022	Measurement Period Adjustments	Final Allocation At Acquisition Date As Reported June 30, 2023
Accounts receivable	$1,111	$(22)	$1,089
Inventories and supplies	5,816	(71)	5,745
Prepaid expenses and other current assets	144	—	144
Property, plant and equipment	19,605	2,626	22,231
Permits and other intangibles	23,500	—	23,500
Operating lease right-of-use assets	585	—	585
Other non-current assets	13	—	13
Current liabilities	(3,271)	(104)	(3,375)
Current portion of operating lease liabilities	(186)	—	(186)
Operating lease liabilities, less current portion	(399)	—	(399)
Other long-term liabilities	(55)	(2,626)	(2,681)
Total identifiable net assets	46,863	(197)	46,666
Goodwill	32,015	197	32,212
Total purchase price	$78,878	$—	$78,878
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
On December 9, 2022, the Company acquired a privately-owned business for $12.6 million cash consideration. The acquired company expands the Safety-Kleen Sustainability Solutions segment's oil collection operations in the southeastern region of the United States. In connection with this acquisition, goodwill of $2.6 million was recognized. The results of operations for the acquired business were not material in 2022.

(5) DISPOSITION OF BUSINESS
On June 30, 2022, the Company completed the sale of a line of business as part of its continuous focus on divesting certain non-core operations. The divested line of business was previously included within the Environmental Sales & Service reporting unit of the Environmental Services segment. The Company determined that the disposition did not constitute a strategic shift and that the impact on the Company's overall operations and financial results will not be material. Accordingly, the operations associated with the disposal are not reported in discontinued operations. The final purchase price for the line of business was $18.8 million, after settling working capital. The gain on sale of $8.9 million, after accounting for the assets sold, liabilities transferred upon sale and transaction costs, is included in gain on sale of business in the Company's consolidated statement of operations for the three and six months ended June 30, 2022.

(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Oil and oil related products	$129,575	$151,519
Supplies	162,788	143,743
Solvent and solutions	13,004	11,994
Other	20,515	17,738
Total inventories and supplies	$325,882	$324,994
Supplies inventories consist primarily of critical spare parts to support the Company's incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$174,235	$172,579
Asset retirement costs (non-landfill)	27,164	22,001
Landfill assets	244,639	232,872
Buildings and improvements (1)	617,189	591,397
Vehicles (2)	1,174,004	1,112,188
Equipment (3)	2,307,666	2,195,064
Construction in progress	170,120	140,328
	4,715,017	4,466,429
Less - accumulated depreciation and amortization	2,632,324	2,486,127
Total property, plant and equipment, net	$2,082,693	$1,980,302
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $120.8 million and $106.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $77.2 million and $149.2 million for the three and six months ended June 30, 2023, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $75.6 million and $147.7 million for the three and six months ended June 30, 2022, respectively. The Company recorded $1.4 million and $2.7 million of capitalized interest during the three and six months ended June 30, 2023, respectively. The Company recorded $0.7 million and $1.1 million of capitalized interest during the three and six months ended June 30, 2022, respectively. The capitalized interest in the periods is mainly due to the construction of a new incinerator in Kimball, Nebraska.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2023 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2023	$1,071,846	$175,032	$1,246,878
Increase from current period acquisition	39,925	—	39,925
Measurement period adjustments from prior period acquisitions	—	340	340
Foreign currency translation	818	330	1,148
Balance at June 30, 2023	$1,112,589	$175,702	$1,288,291
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended June 30, 2023, no such triggering events were identified.
As of June 30, 2023 and December 31, 2022, the Company's intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$190,209	$113,404	$76,805	$188,373	$109,036	$79,337
Customer and supplier relationships	604,992	244,537	360,455	583,709	229,368	354,341
Other intangible assets	100,068	31,291	68,777	89,388	24,818	64,570
Total amortizable permits and other intangible assets	895,269	389,232	506,037	861,470	363,222	498,248
Trademarks and trade names	120,283	—	120,283	122,534	—	122,534
Total permits and other intangible assets	$1,015,552	$389,232	$626,320	$984,004	$363,222	$620,782

Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.5 million and $25.2 million in the three and six months ended June 30, 2023, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.3 million and $24.5 million in the three and six months ended June 30, 2022, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2023 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2023 (six months)	$24,894
2024	46,461
2025	43,036
2026	41,146
2027	39,067
Thereafter	311,433
$506,037

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued insurance	$96,132	$92,909
Accrued interest	33,611	20,033
Accrued compensation and benefits	83,680	123,226
Accrued income, real estate, sales and other taxes	41,839	61,442
Accrued other	93,595	99,106
	$348,857	$396,716

(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2023 through June 30, 2023 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2023	$62,251	$56,550	$118,801
Liabilities assumed in acquisitions	—	584	584
Measurement period adjustments from prior period acquisitions	—	3,015	3,015
New asset retirement obligations	1,348	—	1,348
Accretion	2,555	2,182	4,737
Changes in estimates recorded to consolidated statement of operations	—	135	135
Changes in estimates recorded to consolidated balance sheet	(260)	1,531	1,271
Expenditures	(5,408)	(4,093)	(9,501)
Currency translation and other	169	149	318
Balance at June 30, 2023	$60,655	$60,053	$120,708
During the first quarter of 2023, the Company's non-commercial landfill at the Deer Park, Texas incineration facility reached its permitted capacity, as expected. The Company has commenced closure activities; however, there have been no changes to the liabilities related to this location. In the six months ended June 30, 2023, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(11) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2023 through June 30, 2023 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2023	$1,824	$59,749	$54,717	$116,290
Accretion	44	1,304	808	2,156
Changes in estimates recorded to consolidated statement of operations	6	386	(140)	252
Expenditures	(26)	(1,966)	(4,830)	(6,822)
Currency translation and other	—	12	288	300
Balance at June 30, 2023	$1,848	$59,485	$50,843	$112,176
In the six months ended June 30, 2023, there were no significant benefits or charges resulting from changes in estimates for remedial liabilities.

(12) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	June 30, 2023	December 31, 2022
Secured senior term loans	$10,000	$10,000

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$—	$613,975
Secured senior term loans due October 8, 2028 ("2028 Term Loans")	975,000	980,000
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 ("2031 Notes")	500,000	—
Long-term debt, at par	$2,320,000	$2,438,975
Unamortized debt issuance costs and discount, net	(25,694)	(24,147)
Long-term debt, at carrying value	$2,294,306	$2,414,828
Financing Activities
The Company's significant financing arrangements are described in Note 12, "Financing Arrangements," in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and there have been no material changes to the arrangements described therein. As previously disclosed, on January 24, 2023, the Company completed a private placement of $500.0 million aggregate principal amount of unsecured senior notes which mature on February 1, 2031 (collectively referred to with the 2027 and 2029 Notes as the "Notes"). The proceeds from the 2031 Notes, along with a $114.0 million borrowing on the Company's revolving credit facility and available cash, were used to repay the $614.0 million outstanding principal amount of the 2024 Term Loans. In connection with the repayment, the Company recognized a loss on early extinguishment of debt of $2.4 million in the first quarter of 2023.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balance as of June 30, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company borrowed $114.0 million on the revolving credit facility to repay the outstanding principal amount of the 2024 Term Loans. The Company repaid the full amount of the borrowing on May 26, 2023. As of June 30, 2023, the Company had $274.8 million available to borrow under the revolving credit facility and outstanding letters of credit were $125.2 million. Subject to certain conditions, this credit facility will expire in October 2025.
As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.3 billion and $2.4 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
Upon the phase-out of LIBOR as a referenced rate, the Company has transitioned all of its variable rate debt to a successor rate, namely Term SOFR. As of June 30, 2023, after taking into account the interest rate swaps discussed under the "Cash Flow Hedges" header below, the Company's variable rate debt consists of $385.0 million of the 2028 Term Loans and any borrowings under the revolving credit facility.
In accordance with the October 8, 2021 amendment to the credit agreement, the 2028 Term Loan will generally bear interest at a rate of Term SOFR plus an adjustment of 0.11448%, based upon one-month Term SOFR. The Term Loan Agreement also provides for Term SOFR adjustments for other interest periods, however the Company expects to elect the one-month Term SOFR for interest payments on that debt. The 2.00% margin applicable to the 2028 Term Loans prior to the phase-out of LIBOR also remains applicable to the interest payments under Term SOFR, so in total, the 2028 Term Loan will bear interest at Term SOFR plus 2.11448%. The Company expects these changes will not be material to future financial results.
On April 28, 2023, the Company entered into an amendment to the credit agreement for the revolving credit facility. As amended, the terms of the agreement are substantially the same as prior to the amendment except for certain updates required to transition the agreement to include a defined LIBOR successor rate. Under the amended agreement, borrowings under the revolving credit facility will bear interest at a rate, at the Company’s option, of either (i) “Term SOFR” (as defined in the amended agreement) plus an applicable margin ranging from 1.50% to 1.75% per annum based primarily on the level of the Company’s average liquidity for the most recent 30 day period or (ii) Bank of America's base rate plus an applicable margin ranging from 0.50% to 0.75% per annum based primarily on such average liquidity. The amended agreement also continues to provide (i) for an unused line fee payable to the lenders, calculated on the then unused portion of the lenders’ $400.0 million maximum commitments, ranging from 0.25% to 0.375% per annum of the unused commitment, and (ii) for outstanding letters of credit, a fee payable to the lenders equal to the then applicable margin for Term SOFR borrowings described above, and to the issuing banks a standard fronting fee and customary fees and charges in connection with all amendments, extensions, draws and other actions with respect to letters of credit. The Company expects these changes will not be material to future financial results.
Cash Flow Hedges
The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
The Company effectively fixed the interest rate on $350.0 million principal of the previously outstanding 2024 Term Loans by entering into interest rate swap agreements in 2018 with a notional amount of $350.0 million ("2018 Swaps"). On January 24, 2023, concurrently with the repayment of the 2024 Term Loans, the Company received a settlement payment of $8.3 million from the counterparties. As a result of the settlement, the Company also reclassified the amounts previously deferred in accumulated other comprehensive loss and recognized a settlement gain of $8.3 million in interest expense during the three months ended March 31, 2023.
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million ("2022 Swaps") to effectively fix the interest rate on $600.0 million principal of the outstanding 2028 Term Loans. Under the terms of the 2022 Swaps' agreements, the Company receives interest based upon the variable rates on the 2028 Term Loans and pays a fixed amount of interest. The fixed rate on these instruments is 0.931% through June 30, 2023 which, together with the 2.00% interest rate margin for borrowings on the 2028 Term Loans, results in an effective annual interest rate of approximately 2.931%. The fixed rate on these instruments increased to 1.9645% on July 1, 2023 and the variable rate became linked to Term SOFR to mirror the variable interest payments for the 2028 Term Loans. Including the 2.00% interest rate margin for borrowings on the 2028 Term Loans and the 0.11448% SOFR adjustment per the 2028 Term Loans, the effective annual interest rate of this $600.0 million is now 4.07898%. The 2022 Swaps expire September 30, 2027.
At the inception of these instruments, the Company designated both the 2018 Swaps and the 2022 Swaps (collectively referred to as the “Swaps”) as cash flow hedges. As of June 30, 2023, the Company recorded a derivative asset with a fair value of $49.1 million comprised only of the 2022 Swaps as the 2018 Swaps were settled during the period, as noted above. The balance of the derivative asset as of December 31, 2022 was $60.6 million, which included both of the Swaps.
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

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$115,766	$148,157	$188,167	$193,471
Denominator:
Weighted-average basic shares outstanding	54,092	54,318	54,084	54,362
Dilutive effect of outstanding stock awards	356	279	338	277
Dilutive shares outstanding	54,448	54,597	54,422	54,639

Basic earnings per share:	$2.14	$2.73	$3.48	$3.56
Diluted earnings per share:	$2.13	$2.71	$3.46	$3.54
For the three months ended June 30, 2023 and 2022, all outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 105,560 and 104,700, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates. For the three months ended June 30, 2023 there were no restricted stock awards excluded from the calculation of diluted earnings per share. For the three months ended June 30, 2022 there were 8,376 restricted stock awards which were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect.
For the six months ended June 30, 2023 and 2022, all outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 105,560 and 104,700, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 19,839 and 25,876, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the six months ended June 30, 2023 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Unfunded Pension Liability	Total
Balance at January 1, 2023	$(209,339)	$(563)	$43,058	$(337)	$(167,181)
Other comprehensive income (loss) before reclassifications	8,236	276	8,607	(7)	17,112
Amounts reclassified out of accumulated other comprehensive loss	—	—	(20,175)	—	(20,175)
Tax (provision) benefit	—	(58)	4,336	—	4,278
Other comprehensive income (loss)	8,236	218	(7,232)	(7)	1,215
Balance at June 30, 2023	$(201,103)	$(345)	$35,826	$(344)	$(165,966)
The amount realized in the consolidated statement of operations during the three and six months ended June 30, 2023 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023	Location
Unrealized Gain on Fair Value of Interest Rate Hedges (1)	$6,049	$20,175	Interest expense, net of interest income
________________
(1) For the six months ended June 30, 2023, the balance is inclusive of an $8.3 million gain realized in connection with the settlement of the 2018 Swaps. For more information on this transaction, see Note 12, "Financing Arrangements."

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2023 was $4.5 million and $10.5 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and six months ended June 30, 2022 was $6.8 million and $12.5 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2023 was $0.6 million and $1.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2022 was $1.2 million and $2.3 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the six months ended June 30, 2023:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2023	427,142	$84.64
Granted	151,318	134.07
Vested	(57,657)	85.30
Forfeited	(33,119)	102.51
Balance at June 30, 2023	487,684	$98.69
As of June 30, 2023, there was $34.9 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2023 was $5.9 million and $8.1 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2022 was $3.9 million and $5.6 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is based on achieving targets currently based on revenue, Adjusted EBITDA Margin, Return on Invested Capital and Total Recordable Incident Rate. In addition, performance stock awards include continued service conditions.
The following table summarizes information about performance stock awards for the six months ended June 30, 2023:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2023	213,679	$91.62
Granted	119,382	130.77
Vested	(58,636)	92.49
Forfeited	(26,584)	114.37
Balance at June 30, 2023	247,841	$107.83
As of June 30, 2023, there was $5.1 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. No performance awards vested during the three months ended June 30, 2023 and June 30, 2022. The total fair value of performance awards vested during the six months ended June 30, 2023 and June 30, 2022 was $7.8 million and $3.8 million, respectively.

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
At June 30, 2023 and December 31, 2022, the Company had recorded reserves of $29.4 million and $37.1 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of June 30, 2023 and December 31, 2022, the $29.4 million and $37.1 million, respectively, of reserves consisted of (i) $22.8 million and $24.1 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.6 million and $13.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of June 30, 2023, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2023, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. ("Safety-Kleen"), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of June 30, 2023, there were approximately 63 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and historically has vigorously defended, and intends to continue to vigorously defend itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2023. From January 1, 2023 to June 30, 2023, 14 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company's facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential monetary liability could exceed $1.0 million at three of the 131 Superfund related sites.
Of the 125 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has indemnification agreements at a total of 17 sites. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company's (or Safety-Kleen's) acquisition of the former subsidiaries of Waste Management and McKesson which had shipped waste to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company's ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for those indemnification agreements discussed, the Company does not have an indemnity agreement with respect to any of the 125 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2023 there were no proceedings for which the Company believes it is possible that the sanctions could equal or exceed $1.0 million. As of December 31, 2022, there was one proceeding for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

(17) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief operating decision maker, which is a committee comprised of the Company's co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
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
The following tables reconcile third-party revenues to direct revenues for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2023			June 30, 2022
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$1,161,482	$10,554	$1,172,036	$1,084,506	$6,237	$1,090,743
Safety-Kleen Sustainability Solutions	236,302	(10,554)	225,748	271,727	(6,237)	265,490
Corporate Items	116	—	116	79	—	79
Total	$1,397,900	$—	$1,397,900	$1,356,312	$—	$1,356,312

	For the Six Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2022
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$2,222,464	$20,313	$2,242,777	$2,025,304	$12,884	$2,038,188
Safety-Kleen Sustainability Solutions	482,600	(20,313)	462,287	499,966	(12,884)	487,082
Corporate Items	223	—	223	151	—	151
Total	$2,705,287	$—	$2,705,287	$2,525,421	$—	$2,525,421
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other income (expense), net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Environmental Services	$305,622	$269,341	$533,967	$452,943
Safety-Kleen Sustainability Solutions	53,415	97,010	94,878	148,887
Corporate Items	(71,531)	(57,281)	(126,201)	(112,501)
Total	287,506	309,070	502,644	489,329
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,486	3,197	6,893	6,353
Stock-based compensation	4,500	6,835	10,518	12,547
Depreciation and amortization	89,697	87,868	174,455	172,166
Income from operations	189,823	211,170	310,778	298,263
Other expense (income), net	1,283	(1,265)	1,167	(1,969)
Loss on early extinguishment of debt	—	—	2,362	—
Gain on sale of business	—	(8,864)	—	(8,864)
Interest expense, net of interest income	30,072	26,256	50,704	51,273
Income before provision for income taxes	$158,468	$195,043	$256,545	$257,823

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "seeks," "should," "estimates," "projects," "may," "likely" or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors' management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, those items identified as "Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2023, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Clean Harbors undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements other than through its filings with the SEC, which may be viewed in the "Investors" section of the Clean Harbors website.
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
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, as reconciled to our net income and described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for our wide variety of services, waste volumes managed by delivering such services and project work for which responsible waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches' core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours, and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the chemical, manufacturing and automotive markets including efforts and economic incentives to reshore operations to the U.S., available capacity at waste disposal outlets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions segment results are impacted by our customers' demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. Safety-Kleen Sustainability Solutions offers high quality recycled base and blended oil products, including our KLEEN+ brand of Group II+ base oils, to end users including fleet customers, distributors and manufacturers of oil products. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales. Segment results are also predicated on the demand for Safety-Kleen Sustainability Solutions' other product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to produce our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall costs associated with the collection of used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the automotive services and manufacturing markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three and six months ended June 30, 2023 were $1,397.9 million and $2,705.3 million, compared with $1,356.3 million and $2,525.4 million for the three and six months ended June 30, 2022. Our Environmental Services segment direct revenues increased $81.3 million and $204.6 million or 7.5% and 10.0% from the comparable periods in 2022 driven by continued demand for our services and growth from the recent acquisition of Thompson Industrial Services, LLC ("Thompson Industrial") on March 31, 2023. In the three and six months ended June 30, 2023, our Safety-Kleen Sustainability Solutions segment direct revenues decreased $39.7 million and $24.8 million or 15.0% and 5.1% from the comparable periods in 2022, due to lower market-based pricing on our base oil product sales. The segment has increased the pricing on our collection of used oil services. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $8.5 million and $18.6 million in the three and six months ended June 30, 2023.
Income from operations for the three and six months ended June 30, 2023 was $189.8 million and $310.8 million, compared with $211.2 million and $298.3 million in the three and six months ended June 30, 2022, representing a decrease of 10.1% and an increase of 4.2%, respectively. Net income for the three and six months ended June 30, 2023 was $115.8 million and $188.2 million, compared with net income of $148.2 million and $193.5 million in the three and six months ended June 30, 2022, representing decreases of 21.9% and 2.7%, respectively.
Adjusted EBITDA, which is the primary financial measure by which we evaluate our segments, decreased 7.0% to $287.5 million in the three months ended June 30, 2023 from $309.1 million in the three months ended June 30, 2022 predominately due to lower revenue in the Safety-Kleen Sustainability Solutions segment. For the six months ended June 30, 2023, Adjusted EBITDA increased 2.7% from $489.3 million in the six months ended June 30, 2022 to $502.6 million in the six months ended June 30, 2023 due to the increased revenue and focused pricing initiatives in the Environmental Services segment. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for the six months ended June 30, 2023 increased $103.6 million from $132.0 million in 2022 to $235.6 million in 2023. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an inflow of $34.2 million in the six months ended June 30, 2023 as compared to an outflow of $13.0 million in the comparable period of 2022. This change is due to increases in net cash from operating activities, partially offset by incremental spend on property, plant and equipment net of proceeds from sale and disposal of fixed assets. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Direct Revenues (1):
Environmental Services	$1,172,036	$1,090,743	$81,293	7.5%	$2,242,777	$2,038,188	$204,589	10.0%
Safety-Kleen Sustainability Solutions	225,748	265,490	(39,742)	(15.0)	462,287	487,082	(24,795)	(5.1)
Corporate Items	116	79	37	N/M	223	151	72	N/M
Total	1,397,900	1,356,312	41,588	3.1	2,705,287	2,525,421	179,866	7.1
Cost of Revenues (2):
Environmental Services	781,251	743,659	37,592	5.1	1,534,611	1,428,995	105,616	7.4
Safety-Kleen Sustainability Solutions	153,901	151,020	2,881	1.9	329,758	303,037	26,721	8.8
Corporate Items	12,360	3,790	8,570	N/M	14,657	9,826	4,831	N/M
Total	947,512	898,469	49,043	5.5	1,879,026	1,741,858	137,168	7.9
Selling, General & Administrative Expenses:
Environmental Services	85,163	77,743	7,420	9.5	174,199	156,250	17,949	11.5
Safety-Kleen Sustainability Solutions	18,432	17,460	972	5.6	37,651	35,158	2,493	7.1
Corporate Items	63,787	60,405	3,382	5.6	122,285	115,373	6,912	6.0
Total	167,382	155,608	11,774	7.6	334,135	306,781	27,354	8.9
Adjusted EBITDA:
Environmental Services	305,622	269,341	36,281	13.5	533,967	452,943	81,024	17.9
Safety-Kleen Sustainability Solutions	53,415	97,010	(43,595)	(44.9)	94,878	148,887	(54,009)	(36.3)
Corporate Items	(71,531)	(57,281)	(14,250)	(24.9)	(126,201)	(112,501)	(13,700)	(12.2)
Total	$287,506	$309,070	$(21,564)	(7.0)%	$502,644	$489,329	$13,315	2.7%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (3)	26.1%	24.7%	1.4%		23.8%	22.2%	1.6%
Safety-Kleen Sustainability Solutions(3)	23.7%	36.5%	(12.8)%		20.5%	30.6%	(10.1)%
Corporate Items (4)	(5.1)%	(4.2)%	(0.9)%		(4.7)%	(4.5)%	(0.2)%
Total	20.6%	22.8%	(2.2)%		18.6%	19.4%	(0.8)%
_____________________
N/M = not meaningful
(1)Direct revenues are revenues allocated to the segment performing the provided service.
(2)Cost of revenues are shown exclusive of items presented separately on the consolidated statements of operations which consist of (i) accretion of environmental liabilities and (ii) depreciation and amortization.
(3)Calculated as a percentage of individual segment direct revenue.
(4)Calculated as a percentage of total Company revenue.

Direct Revenues
There are many factors which have impacted and continue to impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, overall market incineration capacity including captive incinerator closures, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response services, government infrastructure investment, weather related events, the number of parts washers placed at customer sites, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil, our ability to manage the spread between oil product prices and prices for the collection of used oil and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Direct revenues	$1,172,036	$1,090,743	$81,293	7.5%	$2,242,777	$2,038,188	$204,589	10.0%

Environmental Services direct revenues for the three months ended June 30, 2023 increased $81.3 million from the comparable period in 2022 primarily due to growth in our industrial service offerings and Safety-Kleen core service offerings. The $38.7 million increase in our industrial service offerings revenue was driven by contributions from the acquisition of Thompson Industrial on March 31, 2023, as well as growth in the legacy industrial operations. Direct revenues for the Safety-Kleen core service offerings increased $25.9 million from the comparable period in 2022 due to improved pricing and greater demand for our containerized waste, parts washer and vacuum services. Field and emergency response service revenues increased $9.5 million. Within our technical services operations, utilization at our incinerators for the three months ended June 30, 2023 was 84% as compared to 90% in the prior year due to outages for required maintenance early in the second quarter of 2023. The Canadian operations of the Environmental Services segment were negatively impacted by $7.0 million due to foreign currency translation.
Environmental Services direct revenues for the six months ended June 30, 2023 increased $204.6 million from the comparable period in 2022 due to growth across our service offerings. Revenue from our industrial services operations grew $66.2 million due to organic growth as well as contributions from the acquisition of Thompson Industrial. Safety-Kleen core services offerings contributed $60.0 million to the overall growth of the Environmental Services segment in the first six months of 2023 as compared to the first six months of 2022. This increase was generally due to greater demand and improved pricing for our containerized waste, parts washer and vacuum services. Technical services revenue increased $45.7 million with contributions across our portfolio of waste disposal facilities more than offsetting slightly lower revenues at our incinerators. Utilization at our incinerators for the six months ended June 30, 2023 was 82% as compared to 88% in the prior year due to unplanned outages for required maintenance and significant weather events early in the year. Pricing at the incinerators for the six months ended June 30, 2023 improved when compared to 2022 partially offsetting this lower utilization. Field and emergency response service revenues $25.2 million from the comparable period in 2022. The Canadian operations of the Environmental Services segment were negatively impacted by $14.7 million due to foreign currency translation.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Direct revenues	$225,748	$265,490	$(39,742)	(15.0)%	$462,287	$487,082	$(24,795)	(5.1)%
In the three months ended June 30, 2023, Safety-Kleen Sustainability Solutions direct revenue decreased $39.7 million from the comparable period in 2022. This decrease was driven by a $42.8 million decrease in base oil sales due to lower pricing despite increased volumes sold. Revenues from the collection of used oil and blended oil sales partially offset this decrease by $4.1 million and $2.3 million respectively. The increase in revenues from the collection of used oil was driven by higher collection volumes and pricing increases for these services, while the increase in blended oil sales was driven by higher volume which offset a lower price for these products. The Canadian operations of the Safety-Kleen Sustainability Solutions segment were negatively impacted by $1.5 million in the three months ended June 30, 2023 due to foreign currency translation.

In the six months ended June 30, 2023, Safety-Kleen Sustainability Solutions direct revenues decreased $24.8 million from the comparable period in 2022 largely due to a $31.7 million reduction in revenues from base oil sales due to lower pricing despite increased volumes sold. Revenues from contract packaging and blending decreased $7.6 million and blended oil revenues decreased $3.1 million. Partially offsetting these decreases were incremental revenues of $12.4 million from our recycled fuel oil and refinery byproducts driven by operations acquired in mid-2022 and an increase of $2.7 million in revenues from the collection of used oil due to higher collection volumes and pricing increases for these services. The Canadian operations of the Safety-Kleen Sustainability Solutions segment were negatively impacted by $3.9 million in the six months ended June 30, 2023 due to foreign currency translation.
Cost of Revenues
We believe that operating cost management is vital to our ability to remain price competitive. As we experience cost increases, including those driven by macroeconomic inflationary pressures such as internal and external labor, transportation, general supplies and energy related costs, we manage these costs through diligent cost monitoring and overall customer pricing strategies designed to offset the negative inflationary impacts on our margins.
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of revenues	$781,251	$743,659	$37,592	5.1%	$1,534,611	$1,428,995	$105,616	7.4%
As a % of Direct revenues	66.7%	68.2%	(1.5)%		68.4%	70.1%	(1.7)%
Environmental Services cost of revenues for the three months ended June 30, 2023 increased $37.6 million from the comparable period in 2022, however as a percentage of revenue these costs decreased 1.5%. Overall, labor and benefit related costs increased $32.4 million and equipment and supply costs increased $7.1 million, commensurate with the revenue growth in the business. External transportation, vehicle and fuel related costs decreased $4.4 million which, along with the pricing increases noted above, drove the improvement in these total costs as a percentage of revenues.
Environmental Services cost of revenues for the six months ended June 30, 2023 increased $105.6 million from the comparable period in 2022, however as a percentage of revenue these costs decreased 1.7%. Overall, commensurate with the revenue growth in the business, labor and benefit related costs increased $74.0 million and equipment and supply costs increased $27.3 million. External transportation, vehicle and fuel related costs also increased $2.1 million, however these costs improved as a percentage of revenue driving overall improvement in the segment's costs as a percentage of revenue.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of revenues	$153,901	$151,020	$2,881	1.9%	$329,758	$303,037	$26,721	8.8%
As a % of Direct revenues	68.2%	56.9%	11.3%		71.3%	62.2%	9.1%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended June 30, 2023 increased $2.9 million from the comparable period in 2022. As a percentage of revenues, these costs increased by 11.3% predominately due to the market related pricing decreases discussed in the revenue section above. Overall, labor and benefit related expense increased $5.2 million, transportation, vehicle and fuel costs increased $4.8 million and equipment and supply costs increased $2.0 million. These cost increases were driven by the increased collection and production volumes and the additional costs from businesses acquired in mid-2022. The cost of used oil as the primary raw material in our recycled base and blended oil products decreased by $9.7 million driven by our efforts to manage the spread between the pricing of base oil products and our used oil collection services. We expect these raw material costs to continue to decrease in the third quarter of 2023.

Safety-Kleen Sustainability Solutions cost of revenues for the six months ended June 30, 2023 increased $26.7 million from the comparable period in 2022 and as a percentage of revenues, these costs increased by 9.1% mainly due to the market related pricing decreases discussed in the revenue section above. Overall, external transportation, vehicle and fuel costs increased $13.6 million, labor and benefit related expense increased $10.9 million and equipment and supply costs increased $3.3 million also driven by increased collection and production volumes and the incremental costs from businesses acquired mid-2022. Similar to the discussion in the preceding paragraph, costs of oil additives and other raw materials decreased by $2.6 million.
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
Environmental Services

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
SG&A expenses	$85,163	$77,743	$7,420	9.5%	$174,199	$156,250	$17,949	11.5%
As a % of Direct revenues	7.3%	7.1%	0.2%		7.8%	7.7%	0.1%
Environmental Services SG&A expenses for the three and six months ended June 30, 2023 increased $7.4 million and $17.9 million, respectively, from the comparable periods in 2022 however, as a percentage of revenues, these costs remained relatively consistent as a result of cost control initiatives. The overall cost increases were due to higher labor and benefits related costs of $6.9 million in the three months ended June 30, 2023 and $18.2 million in the six months ended June 30, 2023 predominately due to investments in our employees and higher incentive compensation resulting from revenue growth and profitability.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
SG&A expenses	$18,432	$17,460	$972	5.6%	$37,651	$35,158	$2,493	7.1%
As a % of Direct revenues	8.2%	6.6%	1.6%		8.1%	7.2%	0.9%
Safety-Kleen Sustainability Solutions SG&A expenses for the three and six months ended June 30, 2023 increased $1.0 million and $2.5 million from the comparable periods in 2022 and as a percentage of revenues, these costs increased from the prior period, mainly due to the revenue reductions discussed above. The overall cost increases were primarily due to higher labor and benefit costs in the three and six months ended June 30, 2023, as we expanded our sales team for the segment in mid-2022.
Corporate Items

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
SG&A expenses	$63,787	$60,405	$3,382	5.6%	$122,285	$115,373	$6,912	6.0%
As a % of Total Company Direct revenues	4.6%	4.5%	0.1%		4.5%	4.6%	(0.1)%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Generally, as revenues increase, we would expect some increase in these costs. Corporate SG&A expenses for the three and six months ended June 30, 2023 remained consistent as a percentage of total Clean Harbors' direct revenues when compared to the same periods in the prior year. The SG&A expenses for the six months ended June 30, 2022 includes a benefit of $3.0 million related to the breakup fee received from Vertex Energy, Inc. for the termination of the proposed asset acquisition.
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

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Adjusted EBITDA:
Environmental Services	$305,622	$269,341	$36,281	13.5%	$533,967	$452,943	$81,024	17.9%
Safety-Kleen Sustainability Solutions	53,415	97,010	(43,595)	(44.9)	94,878	148,887	(54,009)	(36.3)
Corporate Items	(71,531)	(57,281)	(14,250)	(24.9)	(126,201)	(112,501)	(13,700)	(12.2)
Total	$287,506	$309,070	$(21,564)	(7.0)%	$502,644	$489,329	$13,315	2.7%
Adjusted EBITDA as a % of Direct Revenues (1):
Environmental Services	26.1%	24.7%	1.4%		23.8%	22.2%	1.6%
Safety-Kleen Sustainability Solutions	23.7%	36.5%	(12.8)%		20.5%	30.6%	(10.1)%
Corporate Items	(5.1)%	(4.2)%	(0.9)%		(4.7)%	(4.5)%	(0.2)%
Total	20.6%	22.8%	(2.2)%		18.6%	19.4%	(0.8)%
______________
(1) Environmental Services and Safety-Kleen Sustainability Solutions calculated as a percentage of individual segment revenues. Corporate Items calculated as a percentage of total Company revenues.
We use Adjusted EBITDA to enhance our understanding of our operating performance, which represents our views concerning our performance in the ordinary, ongoing and customary course of our operations. We historically have found it helpful, and believe that investors have found it helpful, to consider an operating measure that excludes certain expenses relating to transactions not reflective of our core operations. Adjusted EBITDA margin for the Environmental Services segment improved due to the revenue pricing increases and cost management in both cost of revenues and SG&A expenses. Adjusted EBITDA margin in Safety-Kleen Sustainability Solutions segment decreased mainly due to the reduced revenue amounts. Corporate Items Adjusted EBITDA margin remained relatively consistent as a percentage of total Company revenues with the slight increase due to insurance related charges in cost of revenues.
The information about our operating performance provided by Adjusted EBITDA is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our board of directors, and we discuss with the board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and is being managed.
We provide information relating to our Adjusted EBITDA so that analysts, investors and other interested persons have the same data that we use to assess our core operating performance. Adjusted EBITDA should be viewed only as a supplement to the GAAP financial information. We believe, however, that providing this information in addition to, and together with, GAAP financial information provides a better understanding of our core operating performance and how management evaluates and measures our performance.

The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$115,766	$148,157	$188,167	$193,471
Accretion of environmental liabilities	3,486	3,197	6,893	6,353
Stock-based compensation	4,500	6,835	10,518	12,547
Depreciation and amortization	89,697	87,868	174,455	172,166
Other expense (income), net	1,283	(1,265)	1,167	(1,969)
Loss on early extinguishment of debt	—	—	2,362	—
Gain on sale of business	—	(8,864)	—	(8,864)
Interest expense, net of interest income	30,072	26,256	50,704	51,273
Provision for income taxes	42,702	46,886	68,378	64,352
Adjusted EBITDA	$287,506	$309,070	$502,644	$489,329
As a % of Direct revenues	20.6%	22.8%	18.6%	19.4%
Depreciation and Amortization

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$77,194	$75,616	$1,578	2.1%	$149,226	$147,674	$1,552	1.1%
Permits and other intangibles amortization	12,503	12,252	251	2.0	25,229	24,492	737	3.0
Total depreciation and amortization	$89,697	$87,868	$1,829	2.1%	$174,455	$172,166	$2,289	1.3%
Depreciation and amortization for the three and six months ended June 30, 2023 increased by $1.8 million and $2.3 million from the comparable periods in 2022 due to increased depreciation and amortization from new finance leases in the period and the Thompson Industrial tangible and intangible assets acquired on March 31, 2023.
Loss on Early Extinguishment of Debt

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Loss on early extinguishment of debt	$—	$—	$—	—%	$(2,362)	$—	$(2,362)	100.0%
During the six months ended June 30, 2023, we recorded a $2.4 million loss on early extinguishment of debt in connection with the repayment of the remaining $614.0 million principal amount of the 2024 Term Loans. For additional information regarding this repayment, see Note 12, "Financing Arrangements," to the accompanying financial statements.

Gain on Sale of Business

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Gain on sale of business	$—	$8,864	$(8,864)	100.0%	$—	$8,864	$(8,864)	(100.0)%
During the three and six months ended June 30, 2022, we recorded an $8.9 million gain on the sale of a non-core line of business within our Environmental Services segment. For additional information regarding this gain on sale of business, see Note 5, "Disposition of Business," to the accompanying financial statements.
Interest Expense, Net of Interest Income

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Interest expense, net of interest income	$(30,072)	$(26,256)	$(3,816)	14.5%	$(50,704)	$(51,273)	$569	(1.1)%
Interest expense, net of interest income for the three months ended June 30, 2023 increased $3.8 million from the comparable period in 2022 due to higher interest rates on our portfolio of debt obligations. Interest expense, net of interest income for the six months ended June 30, 2023 decreased $0.6 million from the comparable period in 2022 due to the $8.3 million benefit recognized from settling interest rate swaps in connection with repaying certain of our variable rate debt in January 2023. Absent this benefit, interest expense, net of interest income, increased $7.7 million due to higher interest rates on our portfolio of debt obligations. The effective interest rates on our long-term debt for the three and six months ended June 30, 2023 were 5.52% and 5.30%, respectively. The comparable rates for the three and six months ended June 30, 2022 were 4.24% and 3.90% respectively.
For the remainder of 2023, we anticipate the effective rate will be approximately 5.96% given the current interest rate environment and our portfolio of long-term debt. For additional information regarding the financing events during 2023 and our current portfolio of long-term debt, see Note 12, "Financing Arrangements," to the accompanying financial statements.
Provision for Income Taxes

	For the Three Months Ended				For the Six Months Ended
	June 30,		2023 over 2022		June 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Provision for income taxes	$42,702	$46,886	$(4,184)	(8.9)%	$68,378	$64,352	$4,026	6.3%
Effective tax rate	26.9%	24.0%	2.9%		26.7%	25.0%	1.7%
For the three months ended June 30, 2023, the provision for income taxes decreased $4.2 million from the comparable period in 2022 due to a decrease in income before provision for income taxes. For the six months ended June 30, 2023, the provision for income taxes increased $4.0 million from the comparable period in 2022 due to the utilization of unbenefited losses in certain of our Canadian entities which benefitted the expense in 2022. Our effective tax rate for the three and six months ended June 30, 2023 increased 2.9% and 1.7% when compared to the three and six months ended June 30, 2022 also due to the utilization of unbenefited losses in 2022.
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

Summary of Cash Flow Activity

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash from operating activities	$235,573	$131,970
Net cash used in investing activities	(347,265)	(187,482)
Net cash used in financing activities	(142,853)	(51,431)
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2023 was $235.6 million as compared to $132.0 million in the comparable period of 2022. This $103.6 million increase in operating cash flows was attributable to improved working capital balances and increased income from operations, partially offset by an increase in income taxes paid and an increase in environmental expenditures.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2023 was $347.3 million, an increase of $159.8 million from the comparable period in 2022. Additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets increased $56.3 million, largely driven by incremental capital spending for our new incinerator construction in Kimball, Nebraska. Cash used for acquisitions increased $51.9 million, while cash paid relative to the timing of investment transactions within our wholly owned captive insurance company increased $33.8 million. Additionally, during the six months ended June 30, 2022 we received $17.5 million in proceeds from the disposition of a line of business.
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2023 increased $91.4 million from $51.4 million in 2022 to $142.9 million in 2023. During the six months ended June 30, 2023, the Company repaid $614.0 million of secured senior term loans with the proceeds from issuing $500.0 million of unsecured senior notes. Associated with this refinancing the Company also paid an additional $6.0 million of additional finance costs in the first six months of 2023. Partially offsetting this the Company spent $25.7 million less for repurchases of common stock.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measure of liquidity which provides useful information to management, creditors and investors about our financial strength and ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.

The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash from operating activities	$235,573	$131,970
Additions to property, plant and equipment	(204,298)	(148,042)
Proceeds from sale and disposal of fixed assets	2,944	3,023
Adjusted free cash flow	$34,219	$(13,049)
Summary of Capital Resources
At June 30, 2023, cash and cash equivalents and marketable securities totaled $326.1 million, compared to $554.6 million at December 31, 2022. This reduction was primarily attributable to the net reduction of $114.0 million in long-term debt obligations and the payment of $111.9 million for the acquisition of Thompson Industrial in 2023. At June 30, 2023, cash and cash equivalents held by our Canadian subsidiaries totaled $29.3 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $296.9 million at June 30, 2023. Our U.S. operations had net operating cash inflows of $226.0 million for the six months ended June 30, 2023.
We also maintain a $400.0 million revolving credit facility of which, as of June 30, 2023, approximately $274.8 million was available to borrow under the facility, with letters of credit of $125.2 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first six months of 2023 were $204.3 million as compared to $148.0 million during the first six months of 2022. We anticipate that 2023 capital spending, net of disposals, will be in the range of $400.0 million to $420.0 million, including $85.0 million to $90.0 million of capital spending for our new incinerator construction in Kimball, Nebraska.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
During the first six months of 2023, capital spending on the construction of our new incinerator at our Kimball, Nebraska facility was approximately $35.4 million. The current capital expenditure estimate for this project is approximately $180.0 million and we anticipate the project to be complete in early 2025. As of June 30, 2023, a total of $87.5 million has been spent on the project.
Financing Arrangements
In January 2023, we issued $500.0 million principal amount of 6.375% unsecured senior notes due 2031. The net proceeds of the issuance, along with a $114.0 million borrowing under our existing revolving credit facility and cash on hand, were used to repay the aggregate principal balance of our 2024 Term Loans. In the three months ended June 30, 2023, we repaid the $114.0 million borrowing on the revolving credit facility.
As of June 30, 2023, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $985.0 million of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. As noted above, we also maintain our $400.0 million revolving credit facility with no amounts owed as of June 30, 2023.
The material terms of these arrangements are discussed further in Note 12, “Financing Arrangements,” to the accompanying financial statements.
As of June 30, 2023, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three and six months ended June 30, 2023, the Company repurchased and retired a total of approximately 36.5 thousand and 58.7 thousand shares of the Company's common stock, respectively, for total expenditures of approximately $5.0 million and $8.0 million, respectively. During the three and six months ended June 30, 2022, the Company repurchased and retired a total of approximately 0.3 million and 0.4 million shares of the Company's common stock, respectively, for total expenditures of approximately $30.0 million and $33.7 million, respectively.
Through June 30, 2023, the Company has repurchased and retired a total of approximately 8.3 million shares of its common stock for approximately $502.7 million under this program. As of June 30, 2023, an additional $97.3 million remained available for repurchase of shares under this program.
Environmental Liabilities

(in thousands, except percentages)	June 30, 2023	December 31, 2022	Change	% Change
Closure and post-closure liabilities	$120,708	$118,801	$1,907	1.6%
Remedial liabilities	112,176	116,290	(4,114)	(3.5)
Total environmental liabilities	$232,884	$235,091	$(2,207)	(0.9)%
Total environmental liabilities as of June 30, 2023 were $232.9 million, relatively consistent with the balance as of December 31, 2022. During the six months ended June 30, 2023, expenditures of $16.3 million were partially offset by accretion of $6.9 million, changes in estimates for the environmental liabilities, including those related to liabilities assumed in prior period acquisitions, of $4.7 million, and new liabilities of $1.9 million, including those assumed in current period acquisitions.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of June 30, 2023, there were $125.2 million outstanding letters of credit. See Note 12, "Financing Arrangements," to the accompanying financial statements.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first six months of 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Goodwill and Other Long-Lived Assets. Pursuant to the previous succession announcement, effective March 31, 2023, Michael L. Battles and Eric W. Gerstenberg, were appointed co-CEOs and as a result, the Company’s new Chief Operating Decision Maker (“CODM”) is a committee comprised of both co-CEOs, who, going forward, will manage the business, make operating decisions and assess performance. The Company does not expect that the new CODM structure will change how the Company is managed and as such will continue to report as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment and assess the recoverability of goodwill under three reporting units; (i) Environmental Sales and Service, (ii) Environmental Facilities and (iii) Safety-Kleen Sustainability Solutions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2023 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 16, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2023 through April 30, 2023	5,040	$142.56	—	$102,265
May 1, 2023 through May 31, 2023	36,820	137.17	36,473	97,265
June 1, 2023 through June 30, 2023	1,500	143.49	—	97,265
Total	43,360	$138.02	36,473
________________
(1)    Includes 6,887 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2023, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.    MINE SAFETY DISCLOSURE
    Not applicable

ITEM 5.     OTHER INFORMATION
    During the quarter ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg	Filed herewith

31.3	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas	Filed herewith

32	Section 1350 Certifications	Filed herewith

4.43E
Amendment No. 3 to Credit Agreement, dated June 23, 2023, among Clean Harbors, Inc., as Borrower, and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, to that certain Credit Agreement dated as of June 30, 2017, as previously amended, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agreement and Collateral Agent, Clean Harbors, Inc. as Borrower, and the Loan Guarantors from time to time party thereto
Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	August 2, 2023

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	August 2, 2023

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	August 2, 2023