Form 10-Q
period 2023-09-30
CLEAN HARBORS INC
filed 2023-11-01
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 27, 2023 was 54,086,261.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$335,965	$492,603
Short-term marketable securities	84,007	62,033
Accounts receivable, net of allowances aggregating $42,342 and $45,253, respectively	1,010,335	964,603
Unbilled accounts receivable	130,888	107,010
Inventories and supplies	311,512	324,994
Prepaid expenses and other current assets	78,045	82,518
Total current assets	1,950,752	2,033,761
Property, plant and equipment, net	2,128,508	1,980,302
Other assets:
Operating lease right-of-use assets	188,695	166,181
Goodwill	1,286,473	1,246,878
Permits and other intangibles, net	613,540	620,782
Other	80,211	81,803
Total other assets	2,168,919	2,115,644
Total assets	$6,248,179	$6,129,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	414,963	446,629
Deferred revenue	102,468	94,094
Accrued expenses and other current liabilities	369,097	396,716
Current portion of closure, post-closure and remedial liabilities	21,759	23,123
Current portion of operating lease liabilities	57,100	49,532
Total current liabilities	975,387	1,020,094
Other liabilities:
Closure and post-closure liabilities, less current portion of $11,425 and $13,205, respectively	108,466	105,596
Remedial liabilities, less current portion of $10,334 and $9,918, respectively	101,370	106,372
Long-term debt, less current portion	2,292,952	2,414,828
Operating lease liabilities, less current portion	133,163	119,259
Deferred tax liabilities	347,628	350,389
Other long-term liabilities	103,419	90,847
Total other liabilities	3,086,998	3,187,291
Commitments and contingent liabilities (See Note 16)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 54,102,982 and 54,064,797 shares, respectively	541	541
Additional paid-in capital	490,163	504,240
Accumulated other comprehensive loss	(169,139)	(167,181)
Accumulated earnings	1,864,229	1,584,722
Total stockholders’ equity	2,185,794	1,922,322
Total liabilities and stockholders’ equity	$6,248,179	$6,129,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Service revenues	$1,129,216	$1,073,810	$3,341,539	$3,100,914
Product revenues	236,480	289,276	729,444	787,593
Total revenues	1,365,696	1,363,086	4,070,983	3,888,507
Cost of revenues: (exclusive of items shown separately below)
Service revenues	765,004	738,041	2,288,199	2,168,025
Product revenues	178,947	172,607	534,778	484,481
Total cost of revenues	943,951	910,648	2,822,977	2,652,506
Selling, general and administrative expenses	171,019	151,711	505,154	458,492
Accretion of environmental liabilities	3,388	3,246	10,281	9,599
Depreciation and amortization	92,970	88,394	267,425	260,560
Income from operations	154,368	209,087	465,146	507,350
Other income (expense), net	334	104	(833)	2,073
Loss on early extinguishment of debt	—	—	(2,362)	—
Gain on sale of business	—	—	—	8,864
Interest expense, net of interest income of $2,877, $1,103, $7,833 and $2,159, respectively	(29,696)	(28,081)	(80,400)	(79,354)
Income before provision for income taxes	125,006	181,110	381,551	438,933
Provision for income taxes	33,666	45,311	102,044	109,663
Net income	$91,340	$135,799	$279,507	$329,270
Earnings per share:
Basic	$1.69	$2.51	$5.17	$6.07
Diluted	$1.68	$2.50	$5.14	$6.04
Shares used to compute earnings per share - Basic	54,122	54,111	54,097	54,278
Shares used to compute earnings per share - Diluted	54,419	54,381	54,411	54,542

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$91,340	$135,799	$279,507	$329,270
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on available-for-sale securities	93	(36)	311	(692)
Unrealized gain on fair value of interest rate hedges	7,801	23,750	15,528	59,674
Reclassification adjustment for interest rate hedge amounts realized in net income	(3,650)	(1,296)	(12,704)	4,062
Reclassification adjustment for settlement of interest rate hedges	—	—	(5,905)	—
Unfunded pension liability	6	40	(1)	50
Foreign currency translation adjustments	(7,423)	(31,323)	813	(38,649)
Other comprehensive (loss) income, net of tax	(3,173)	(8,865)	(1,958)	24,445
Comprehensive income	$88,167	$126,934	$277,549	$353,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$279,507	$329,270
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	267,425	260,560
Allowance for doubtful accounts	2,620	6,684
Amortization of deferred financing costs and debt discount	4,036	4,734
Accretion of environmental liabilities	10,281	9,599
Changes in environmental liability estimates	3,258	2,105
Deferred income taxes	(356)	2,226
Other expense (income), net	833	(2,073)
Stock-based compensation	14,809	20,375
Loss on early extinguishment of debt	2,362	—
Gain on sale of business	—	(8,864)
Environmental expenditures	(24,064)	(9,720)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(46,445)	(293,562)
Inventories and supplies	12,691	(44,324)
Other current and non-current assets	(18,190)	(12,600)
Accounts payable	(40,013)	52,979
Other current and long-term liabilities	(13,062)	40,153
Net cash from operating activities	455,692	357,542
Cash flows used in investing activities:
Additions to property, plant and equipment	(311,906)	(244,547)
Proceeds from sale and disposal of fixed assets	5,129	5,118
Acquisitions, net of cash acquired	(119,596)	(73,568)
Proceeds from sale of business, net of transaction costs	750	16,811
Additions to intangible assets including costs to obtain or renew permits	(1,507)	(1,094)
Purchases of available-for-sale securities	(104,329)	(36,418)
Proceeds from sale of available-for-sale securities	84,390	51,736
Net cash used in investing activities	(447,069)	(281,962)
Cash flows used in financing activities:
Change in uncashed checks	3,004	887
Tax payments related to withholdings on vested restricted stock	(10,886)	(6,214)
Repurchases of common stock	(18,000)	(44,182)
Deferred financing costs paid	(6,371)	(410)
Payments on finance leases	(11,594)	(9,538)
Principal payments on debt	(621,475)	(13,152)
Proceeds from issuance of debt	500,000	—
Borrowing from revolving credit facility	114,000	—
Payment on revolving credit facility	(114,000)	—
Net cash used in financing activities	(165,322)	(72,609)
Effect of exchange rate change on cash	61	(6,523)
Decrease in cash and cash equivalents	(156,638)	(3,552)
Cash and cash equivalents, beginning of period	492,603	452,575
Cash and cash equivalents, end of period	$335,965	$449,023
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$100,813	$86,407
Income taxes paid, net of refunds	107,328	53,183
Non-cash investing activities:
Property, plant and equipment accrued	29,127	23,726
Remedial liability assumed in acquisition of property, plant and equipment	—	8,092
ROU assets obtained in exchange for operating lease liabilities	61,741	39,899
ROU assets obtained in exchange for finance lease liabilities	26,317	11,263
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2023	54,065	$541	$504,240	$(167,181)	$1,584,722	$1,922,322
Net income	—	—	—	—	72,401	72,401
Other comprehensive loss	—	—	—	(14,346)	—	(14,346)
Stock-based compensation	—	—	6,018	—	—	6,018
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(3,351)	—	—	(3,351)
Repurchases of common stock	(22)	—	(3,000)	—	—	(3,000)
Balance at March 31, 2023	54,092	541	503,907	(181,527)	1,657,123	1,980,044
Net income	—	—	—	—	115,766	115,766
Other comprehensive income	—	—	—	15,561	—	15,561
Stock-based compensation	—	—	4,500	—	—	4,500
Issuance of common stock for restricted share vesting, net of employee tax withholdings	34	—	(984)	—	—	(984)
Repurchases of common stock	(36)	—	(5,001)	—	—	(5,001)
Balance at June 30, 2023	54,090	541	502,422	(165,966)	1,772,889	2,109,886
Net income	—	—	—	—	91,340	91,340
Other comprehensive loss	—	—	—	(3,173)	—	(3,173)
Stock-based compensation	—	—	4,291	—	—	4,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	71	1	(6,552)	—	—	(6,551)
Repurchases of common stock	(58)	(1)	(9,998)	—	—	(9,999)
Balance at September 30, 2023	54,103	$541	$490,163	$(169,139)	$1,864,229	$2,185,794

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Accumulated Earnings	Total Stockholders’ Equity
Balance at January 1, 2022	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
Net income	—	—	—	—	45,314	45,314
Other comprehensive income	—	—	—	33,849	—	33,849
Stock-based compensation	—	—	5,712	—	—	5,712
Issuance of common stock for restricted share vesting, net of employee tax withholdings	36	—	(1,831)	—	—	(1,831)
Repurchases of common stock	(41)	—	(3,694)	—	—	(3,694)
Balance at March 31, 2022	54,414	544	536,564	(162,163)	1,218,292	1,593,237
Net income	—	—	—	—	148,157	148,157
Other comprehensive loss	—	—	—	(539)	—	(539)
Stock-based compensation	—	—	6,835	—	—	6,835
Issuance of common stock for restricted share vesting, net of employee tax withholdings	31	—	(740)	—	—	(740)
Repurchases of common stock	(335)	(3)	(29,997)	—	—	(30,000)
Balance at June 30, 2022	54,110	541	512,662	(162,702)	1,366,449	1,716,950
Net income	—	—	—	—	135,799	135,799
Other comprehensive loss	—	—	—	(8,865)	—	(8,865)
Stock-based compensation	—	—	7,828	—	—	7,828
Issuance of common stock for restricted share vesting, net of employee tax withholdings	68	1	(3,644)	—	—	(3,643)
Repurchases of common stock	(108)	(1)	(10,487)	—	—	(10,488)
Balance at September 30, 2022	54,070	$541	$506,359	$(171,567)	$1,502,248	$1,837,581

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
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste and large remediation projects. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company's larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs as well as transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incinerator, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.

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

The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the Three Months Ended September 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,017,224	$206,860	$112	$1,224,196
Canada	118,055	23,445	—	141,500
Total third-party revenues	$1,135,279	$230,305	$112	$1,365,696

Sources of Revenue
Technical Services	$403,889	$—	$—	$403,889
Industrial Services and Other	350,251	—	112	350,363
Field and Emergency Response Services	155,046	—	—	155,046
Safety-Kleen Environmental Services	226,093	59,458	—	285,551
Safety-Kleen Oil	—	170,847	—	170,847
Total third-party revenues	$1,135,279	$230,305	$112	$1,365,696

	For the Three Months Ended September 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$960,737	$249,035	$283	$1,210,055
Canada	119,295	33,736	—	153,031
Total third-party revenues	$1,080,032	$282,771	$283	$1,363,086

Sources of Revenue
Technical Services	$398,664	$—	$—	$398,664
Industrial Services and Other	332,025	—	283	332,308
Field and Emergency Response Services	150,031	—	—	150,031
Safety-Kleen Environmental Services	199,312	52,072	—	251,384
Safety-Kleen Oil	—	230,699	—	230,699
Total third-party revenues	$1,080,032	$282,771	$283	$1,363,086

	For the Nine Months Ended September 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,017,547	$641,625	$335	$3,659,507
Canada	340,196	71,280	—	411,476
Total third-party revenues	$3,357,743	$712,905	$335	$4,070,983

Sources of Revenue
Technical Services	$1,160,306	$—	$—	$1,160,306
Industrial Services and Other	1,086,175	—	335	1,086,510
Field and Emergency Response Services	457,491	—	—	457,491
Safety-Kleen Environmental Services	653,771	171,469	—	825,240
Safety-Kleen Oil	—	541,436	—	541,436
Total third-party revenues	$3,357,743	$712,905	$335	$4,070,983

	For the Nine Months Ended September 30, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,740,994	$688,444	$434	$3,429,872
Canada	364,342	94,293	—	458,635
Total third-party revenues	$3,105,336	$782,737	$434	$3,888,507

Sources of Revenue
Technical Services	$1,109,339	$—	$—	$1,109,339
Industrial Services and Other	1,001,733	—	434	1,002,167
Field and Emergency Response Services	427,250	—	—	427,250
Safety-Kleen Environmental Services	567,014	145,841	—	712,855
Safety-Kleen Oil	—	636,896	—	636,896
Total third-party revenues	$3,105,336	$782,737	$434	$3,888,507
Contract Balances

(in thousands)	September 30, 2023	December 31, 2022
Receivables	$1,010,335	$964,603
Contract assets (unbilled receivables)	130,888	107,010
Contract liabilities (deferred revenue)	102,468	94,094

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

(4) BUSINESS COMBINATIONS
2023 Acquisition
On March 31, 2023, the Company acquired Thompson Industrial Services, LLC ("Thompson Industrial") for an all-cash purchase price of $110.9 million, net of cash acquired. In the third quarter of 2023, the Company received $1.0 million after finalizing the acquisition date working capital balances, which decreased the overall purchase price. The operations of Thompson Industrial expand the Environmental Services segment's industrial service operations in the southeastern region of the United States.
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

	At Acquisition Date As Reported March 31, 2023	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2023
Accounts receivable	$25,793	$(450)	$25,343
Inventories and supplies	233	—	233
Prepaid expenses and other current assets	1,150	155	1,305
Property, plant and equipment	28,030	(1,311)	26,719
Permits and other intangibles	28,100	800	28,900
Operating lease right-of-use assets	4,716	—	4,716
Other non-current assets	36	36	72
Current liabilities	(11,514)	1,269	(10,245)
Current portion of operating lease liabilities	(1,653)	—	(1,653)
Operating lease liabilities, less current portion	(3,063)	—	(3,063)
Other long-term liabilities	—	(560)	(560)
Total identifiable net assets	71,828	(61)	71,767
Goodwill	40,092	(1,004)	39,088
Total purchase price	$111,920	$(1,065)	$110,855
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
The operations included in the Company's financial statements for the three and nine months ended September 30, 2023, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2022 are immaterial to the consolidated financial statements of the Company.
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

The Company finalized the purchase accounting for this acquisition. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of June 17, 2022. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2022	Measurement Period Adjustments	Final Allocation At Acquisition Date As Reported September 30, 2023
Accounts receivable	$1,111	$(22)	$1,089
Inventories and supplies	5,816	(71)	5,745
Prepaid expenses and other current assets	144	—	144
Property, plant and equipment	19,605	2,626	22,231
Permits and other intangibles	23,500	—	23,500
Operating lease right-of-use assets	585	—	585
Other non-current assets	13	—	13
Current liabilities	(3,271)	(104)	(3,375)
Current portion of operating lease liabilities	(186)	—	(186)
Operating lease liabilities, less current portion	(399)	—	(399)
Other long-term liabilities	(55)	(2,626)	(2,681)
Total identifiable net assets	46,863	(197)	46,666
Goodwill	32,015	197	32,212
Total purchase price	$78,878	$—	$78,878
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

(5) DISPOSITION OF BUSINESS
On June 30, 2022, the Company completed the sale of a line of business as part of its continuous focus on divesting certain non-core operations. The divested line of business was previously included within the Environmental Sales & Service reporting unit of the Environmental Services segment. The Company determined that the disposition did not constitute a strategic shift and that the impact on the Company's overall operations and financial results is not be material. Accordingly, the operations associated with the disposal were not reported in discontinued operations. The final purchase price for the line of business was $18.8 million, after settling working capital. The gain on sale of $8.9 million, after accounting for the assets sold, liabilities transferred upon sale and transaction costs, was included in gain on sale of business in the Company's consolidated statement of operations for the nine months ended September 30, 2022.

(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Oil and oil related products	$109,345	$151,519
Supplies	170,512	143,743
Solvent and solutions	11,519	11,994
Other	20,136	17,738
Total inventories and supplies	$311,512	$324,994
Supplies inventories consist primarily of critical spare parts to support the Company's incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$174,598	$172,579
Asset retirement costs (non-landfill)	27,100	22,001
Landfill assets	247,822	232,872
Buildings and improvements (1)	622,059	591,397
Vehicles (2)	1,214,945	1,112,188
Equipment (3)	2,343,272	2,195,064
Construction in progress	191,311	140,328
	4,821,107	4,466,429
Less - accumulated depreciation and amortization	2,692,599	2,486,127
Total property, plant and equipment, net	$2,128,508	$1,980,302
________________
(1) Balances inclusive of gross right-of-use ("ROU") assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $132.5 million and $106.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $80.4 million and $229.7 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $75.3 million and $223.0 million for the three and nine months ended September 30, 2022, respectively. The Company recorded $1.7 million and $4.4 million of capitalized interest during the three and nine months ended September 30, 2023, respectively. The Company recorded $0.9 million and $2.0 million of capitalized interest during the three and nine months ended September 30, 2022, respectively. The capitalized interest in all periods is mainly due to the construction of a new incinerator in Kimball, Nebraska.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2023 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2023	$1,071,846	$175,032	$1,246,878
Increase from current period acquisition	39,088	—	39,088
Measurement period adjustments from prior period acquisitions	—	342	342
Foreign currency translation	118	47	165
Balance at September 30, 2023	$1,111,052	$175,421	$1,286,473
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended September 30, 2023, no such triggering events were identified.
As of September 30, 2023 and December 31, 2022, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$189,982	$115,122	$74,860	$188,373	$109,036	$79,337
Customer and supplier relationships	604,493	251,378	353,115	583,709	229,368	354,341
Other intangible assets	100,012	34,547	65,465	89,388	24,818	64,570
Total amortizable permits and other intangible assets	894,487	401,047	493,440	861,470	363,222	498,248
Trademarks and trade names	120,100	—	120,100	122,534	—	122,534
Total permits and other intangible assets	$1,014,587	$401,047	$613,540	$984,004	$363,222	$620,782
Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.5 million and $37.8 million in the three and nine months ended September 30, 2023, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.1 million and $37.6 million in the three and nine months ended September 30, 2022, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2023 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2023 (three months)	$12,420
2024	46,437
2025	43,042
2026	41,143
2027	39,067
Thereafter	311,331
$493,440

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued insurance	$98,803	$92,909
Accrued interest	14,791	20,033
Accrued compensation and benefits	98,108	123,226
Accrued income, real estate, sales and other taxes	59,035	61,442
Accrued other	98,360	99,106
	$369,097	$396,716

(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2023 through September 30, 2023 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2023	$62,251	$56,550	$118,801
Liabilities assumed in acquisitions	—	574	574
Measurement period adjustments from prior period acquisitions	—	3,015	3,015
New asset retirement obligations	2,221	—	2,221
Accretion	3,765	3,351	7,116
Changes in estimates recorded to consolidated statement of operations	—	47	47
Changes in estimates recorded to consolidated balance sheet	(327)	1,461	1,134
Expenditures	(7,205)	(5,852)	(13,057)
Currency translation and other	20	20	40
Balance at September 30, 2023	$60,725	$59,166	$119,891
During the first quarter of 2023, the Company's non-commercial landfill at the Deer Park, Texas incineration facility reached its permitted capacity, as expected. The Company has commenced closure activities; however, there have been no changes to the liabilities related to this location. In the nine months ended September 30, 2023, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(11) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2023 through September 30, 2023 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2023	$1,824	$59,749	$54,717	$116,290
Accretion	66	1,918	1,181	3,165
Changes in estimates recorded to consolidated statement of operations	13	1,318	1,880	3,211
Expenditures	(39)	(2,896)	(8,072)	(11,007)
Currency translation and other	—	1	44	45
Balance at September 30, 2023	$1,864	$60,090	$49,750	$111,704
In the nine months ended September 30, 2023, the Company increased its remedial liabilities for an inactive site and an active site by $1.1 million each due to changes in the estimates of the related liabilities to account for new information obtained regarding the ultimate remediation of these sites.

(12) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	September 30, 2023	December 31, 2022
Secured senior term loans	$10,000	$10,000

Long-Term Debt:
Secured senior term loans due June 30, 2024 ("2024 Term Loans")	$—	$613,975
Secured senior term loans due October 8, 2028 ("2028 Term Loans")	972,500	980,000
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 ("2031 Notes")	500,000	—
Long-term debt, at par	$2,317,500	$2,438,975
Unamortized debt issuance costs and discount, net	(24,548)	(24,147)
Long-term debt, at carrying value	$2,292,952	$2,414,828
Financing Activities
The Company's significant financing arrangements are described in Note 12, "Financing Arrangements," in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and, other than as noted below, there have been no material changes to the arrangements described therein. As previously disclosed, on January 24, 2023, the Company completed a private placement of $500.0 million aggregate principal amount of unsecured senior notes which mature on February 1, 2031 (collectively referred to with the 2027 and 2029 Notes as the "Notes"). The proceeds from the 2031 Notes, along with a $114.0 million borrowing on the Company's revolving credit facility and available cash, were used to repay the $614.0 million outstanding principal amount of the 2024 Term Loans. In connection with the repayment, the Company recognized a loss on early extinguishment of debt of $2.4 million in the first quarter of 2023.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balance as of September 30, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company borrowed $114.0 million on the revolving credit facility to repay the outstanding principal amount of the 2024 Term Loans. The Company repaid the full amount of this borrowing on the revolving credit facility. As of September 30, 2023, the Company had $277.6 million available to borrow under the revolving credit facility and outstanding letters of credit were $122.4 million. Subject to certain conditions, this credit facility will expire in October 2025.
As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.2 billion and $2.4 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
Upon the phase-out of LIBOR as a referenced rate, the Company has transitioned all of its variable rate debt to a successor rate, namely Term SOFR. As of September 30, 2023, after taking into account the interest rate swaps discussed under the "Cash Flow Hedges" header below, the Company's variable rate debt consists of $382.5 million of the 2028 Term Loans and any borrowings under the revolving credit facility.
In accordance with the October 8, 2021 amendment to the credit agreement, the 2028 Term Loan will generally bear interest at a rate of Term SOFR plus an adjustment of 0.11448%, based upon one-month Term SOFR. The Term Loan Agreement also provides for Term SOFR adjustments for other interest periods; however, the Company expects to elect the one-month Term SOFR for interest payments on that debt. The 2.00% margin applicable to the 2028 Term Loans prior to the phase-out of LIBOR also remains applicable to the interest payments under Term SOFR, so in total, the 2028 Term Loan will bear interest at Term SOFR plus 2.11448%. The Company expects these changes will not be material to future financial results.
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
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million ("2022 Swaps") to effectively fix the interest rate on $600.0 million principal of the outstanding 2028 Term Loans. Under the terms of the 2022 Swaps' agreements, the Company receives interest based upon the variable rates on the 2028 Term Loans and pays a fixed amount of interest. The fixed rate on these instruments was 0.931% through June 30, 2023 which, together with the 2.00% interest rate margin for borrowings on the 2028 Term Loans, resulted in an effective annual interest rate of approximately 2.931% through June 30, 2023. The fixed rate on these instruments increased to 1.9645% on July 1, 2023 and the variable rate became linked to Term SOFR to mirror the variable interest payments for the 2028 Term Loans. Including the 2.00% interest rate margin for borrowings on the 2028 Term Loans and the 0.11448% SOFR adjustment per the 2028 Term Loans, beginning July 1, 2023, the effective annual interest rate of this $600.0 million is now 4.07898%. The 2022 Swaps expire September 30, 2027.
At the inception of these instruments, the Company designated both the 2018 Swaps and the 2022 Swaps (collectively referred to as the “Swaps”) as cash flow hedges. As of September 30, 2023, the Company recorded a derivative asset with a fair value of $54.8 million comprised only of the 2022 Swaps as the 2018 Swaps were settled in early 2023, as noted above. The balance of the derivative asset as of December 31, 2022 was $60.6 million, which included both of the Swaps.
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

(13) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$91,340	$135,799	$279,507	$329,270
Denominator:
Weighted-average basic shares outstanding	54,122	54,111	54,097	54,278
Dilutive effect of outstanding stock awards	297	270	314	264
Dilutive shares outstanding	54,419	54,381	54,411	54,542

Basic earnings per share:	$1.69	$2.51	$5.17	$6.07
Diluted earnings per share:	$1.68	$2.50	$5.14	$6.04

For the three months ended September 30, 2023 and 2022, all outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 103,454 and 81,341, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 6,550 and 10,043, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.
For the nine months ended September 30, 2023 and 2022, all outstanding performance awards and restricted stock awards were included in the calculation of diluted earnings per share except for 103,454 and 81,341, respectively, of performance stock awards for which the performance criteria were not attained at the reporting dates and 14,050 and 13,500, respectively, of restricted stock awards which were excluded as their inclusion would have an antidilutive effect.

(14) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the nine months ended September 30, 2023 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Unfunded Pension Liability	Total
Balance at January 1, 2023	$(209,339)	$(563)	$43,058	$(337)	$(167,181)
Other comprehensive income (loss) before reclassifications	813	394	19,293	(1)	20,499
Amounts reclassified out of accumulated other comprehensive loss	—	—	(25,175)	—	(25,175)
Tax (provision) benefit	—	(83)	2,801	—	2,718
Other comprehensive income (loss)	813	311	(3,081)	(1)	(1,958)
Balance at September 30, 2023	$(208,526)	$(252)	$39,977	$(338)	$(169,139)
The amount realized in the consolidated statement of operations during the three and nine months ended September 30, 2023 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023	Location
Unrealized Gain on Fair Value of Interest Rate Hedges (1)	$5,000	$25,175	Interest expense, net of interest income
________________
(1) For the nine months ended September 30, 2023, the balance is inclusive of an $8.3 million gain realized in connection with the settlement of the 2018 Swaps. For more information on this transaction, see Note 12, "Financing Arrangements."

(15) STOCK-BASED COMPENSATION
Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2023 was $4.3 million and $14.8 million, respectively. Total stock-based compensation cost charged to selling, general and administrative expenses for the three and nine months ended September 30, 2022 was $7.8 million and $20.4 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2023 was $0.7 million and $2.4 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.5 million and $3.8 million, respectively.

Restricted Stock Awards
The following table summarizes information about restricted stock awards for the nine months ended September 30, 2023:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2023	427,142	$84.64
Granted	165,368	137.06
Vested	(157,806)	74.74
Forfeited	(44,056)	102.42
Balance at September 30, 2023	390,648	$108.83
As of September 30, 2023, there was $32.5 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2023 was $16.6 million and $24.6 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2022 was $9.1 million and $14.7 million, respectively.
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
The following table summarizes information about performance stock awards for the nine months ended September 30, 2023:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2023	213,679	$91.62
Granted	119,382	130.77
Vested	(69,268)	92.60
Forfeited	(35,874)	111.03
Balance at September 30, 2023	227,919	$108.77
As of September 30, 2023, there was $3.7 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. The total fair value of performance awards vested during the three and nine months ended September 30, 2023 was $1.7 million and $9.6 million, respectively. The total fair value of performance awards vested during the three and nine months ended September 30, 2022 was $1.0 million and $4.7 million, respectively.

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

At September 30, 2023 and December 31, 2022, the Company had recorded reserves of $31.0 million and $37.1 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of September 30, 2023 and December 31, 2022, the $31.0 million and $37.1 million, respectively, of reserves consisted of (i) $24.2 million and $24.1 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.8 million and $13.0 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of September 30, 2023, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2023, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. ("Safety-Kleen"), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of September 30, 2023, there were approximately 65 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company also believes that these claims lack merit and historically has vigorously defended, and intends to continue to vigorously defend itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2023. From January 1, 2023 to September 30, 2023, 15 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company (which, since December 28, 2012, has included Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties ("PRPs") or potential PRPs in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped waste. Of the 125 third-party sites, 30 are now settled, 14 are currently requiring expenditures on remediation and 81 are not currently requiring expenditures on remediation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2023 there were no proceedings for which the Company believes it is possible that the sanctions could equal or exceed $1.0 million. As of December 31, 2022, there was one proceeding for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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
The following tables reconcile third-party revenues to direct revenues for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2023			September 30, 2022
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$1,135,279	$11,084	$1,146,363	$1,080,032	$6,452	$1,086,484
Safety-Kleen Sustainability Solutions	230,305	(11,084)	219,221	282,771	(6,452)	276,319
Corporate Items	112	—	112	283	—	283
Total	$1,365,696	$—	$1,365,696	$1,363,086	$—	$1,363,086

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$3,357,743	$31,397	$3,389,140	$3,105,336	$19,336	$3,124,672
Safety-Kleen Sustainability Solutions	712,905	(31,397)	681,508	782,737	(19,336)	763,401
Corporate Items	335	—	335	434	—	434
Total	$4,070,983	$—	$4,070,983	$3,888,507	$—	$3,888,507

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
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Environmental Services	$288,982	$260,687	$822,949	$713,630
Safety-Kleen Sustainability Solutions	31,146	103,156	126,024	252,043
Corporate Items	(65,111)	(55,288)	(191,312)	(167,789)
Total	255,017	308,555	757,661	797,884
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,388	3,246	10,281	9,599
Stock-based compensation	4,291	7,828	14,809	20,375
Depreciation and amortization	92,970	88,394	267,425	260,560
Income from operations	154,368	209,087	465,146	507,350
Other (income) expense, net	(334)	(104)	833	(2,073)
Loss on early extinguishment of debt	—	—	2,362	—
Gain on sale of business	—	—	—	(8,864)
Interest expense, net of interest income	29,696	28,081	80,400	79,354
Income before provision for income taxes	$125,006	$181,110	$381,551	$438,933

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
Highlights
Total direct revenues for the three and nine months ended September 30, 2023 were $1,365.7 million and $4,071.0 million, compared with $1,363.1 million and $3,888.5 million for the three and nine months ended September 30, 2022. Our Environmental Services segment direct revenues increased $59.9 million and $264.5 million or 5.5% and 8.5% from the comparable periods in 2022 driven by growth across our service offerings. In the three and nine months ended September 30, 2023, our Safety-Kleen Sustainability Solutions segment direct revenues decreased $57.1 million and $81.9 million or 20.7% and 10.7% from the comparable periods in 2022, due to lower market-based pricing on our base oil product sales. The segment has increased the pricing on our collection of used oil services, which partially offset the impact of lower base oil pricing on direct revenue. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $4.4 million and $22.9 million in the three and nine months ended September 30, 2023.
Income from operations for the three and nine months ended September 30, 2023 was $154.4 million and $465.1 million, compared with $209.1 million and $507.4 million in the three and nine months ended September 30, 2022, representing decreases of 26.2% and 8.3%, respectively. Net income for the three and nine months ended September 30, 2023 was $91.3 million and $279.5 million, compared with net income of $135.8 million and $329.3 million in the three and nine months ended September 30, 2022, representing decreases of 32.7% and 15.1%, respectively.
Adjusted EBITDA, which is the primary financial measure by which we evaluate our segments, decreased 17.4% to $255.0 million in the three months ended September 30, 2023 from $308.6 million in the three months ended September 30, 2022. For the nine months ended September 30, 2023, Adjusted EBITDA decreased 5.0% from $797.9 million in the nine months ended September 30, 2022 to $757.7 million in the nine months ended September 30, 2023. These decreases were driven the Safety-Kleen Sustainability Solutions segment. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income, appears below under "Adjusted EBITDA."
Net cash from operating activities for the nine months ended September 30, 2023 increased $98.2 million from $357.5 million in 2022 to $455.7 million in 2023. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $148.9 million in the nine months ended September 30, 2023 as compared to $118.1 million in the comparable period of 2022. This increase is due to incremental net cash generated by operating activities, partially offset by higher spend on property, plant and equipment net of proceeds from sale and disposal of fixed assets. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under "Adjusted Free Cash Flow."

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands, except percentages):

	Summary of Operations
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Direct Revenues (1):
Environmental Services	$1,146,363	$1,086,484	$59,879	5.5%	$3,389,140	$3,124,672	$264,468	8.5%
Safety-Kleen Sustainability Solutions	219,221	276,319	(57,098)	(20.7)	681,508	763,401	(81,893)	(10.7)
Corporate Items	112	283	(171)	N/M	335	434	(99)	N/M
Total	1,365,696	1,363,086	2,610	0.2	4,070,983	3,888,507	182,476	4.7
Cost of Revenues (2):
Environmental Services	766,242	746,869	19,373	2.6	2,300,853	2,175,864	124,989	5.7
Safety-Kleen Sustainability Solutions	169,207	154,753	14,454	9.3	498,965	457,790	41,175	9.0
Corporate Items	8,502	9,026	(524)	N/M	23,159	18,852	4,307	N/M
Total	943,951	910,648	33,303	3.7	2,822,977	2,652,506	170,471	6.4
Selling, General & Administrative Expenses:
Environmental Services	91,139	78,928	12,211	15.5	265,338	235,178	30,160	12.8
Safety-Kleen Sustainability Solutions	18,868	18,410	458	2.5	56,519	53,568	2,951	5.5
Corporate Items	61,012	54,373	6,639	12.2	183,297	169,746	13,551	8.0
Total	171,019	151,711	19,308	12.7	505,154	458,492	46,662	10.2
Adjusted EBITDA:
Environmental Services	288,982	260,687	28,295	10.9	822,949	713,630	109,319	15.3
Safety-Kleen Sustainability Solutions	31,146	103,156	(72,010)	(69.8)	126,024	252,043	(126,019)	(50.0)
Corporate Items	(65,111)	(55,288)	(9,823)	(17.8)	(191,312)	(167,789)	(23,523)	(14.0)
Total	$255,017	$308,555	$(53,538)	(17.4)%	$757,661	$797,884	$(40,223)	(5.0)%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (3)	25.2%	24.0%	1.2%		24.3%	22.8%	1.5%
Safety-Kleen Sustainability Solutions(3)	14.2%	37.3%	(23.1)%		18.5%	33.0%	(14.5)%
Corporate Items (4)	(4.8)%	(4.1)%	(0.7)%		(4.7)%	(4.3)%	(0.4)%
Total	18.7%	22.6%	(3.9)%		18.6%	20.5%	(1.9)%
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

Direct Revenues
There are many factors which can impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, existence or non-existence of large scale environmental waste and remediation projects, competitive industry pricing, overall market incineration capacity including captive incinerator closures, miles driven and related lubricant demand, impacts of acquisitions and divestitures, the level of emergency response services, government infrastructure investment, weather related events, the number of parts washers placed at customer sites, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil, our ability to manage the spread between oil product prices and prices for the collection of used oil and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Direct revenues	$1,146,363	$1,086,484	$59,879	5.5%	$3,389,140	$3,124,672	$264,468	8.5%

Environmental Services direct revenues for the three months ended September 30, 2023 increased $59.9 million from the comparable period in 2022 with growth across our service offerings. Revenues from our Safety-Kleen core service offerings increased $26.8 million from the comparable period in 2022 due to greater demand and improved pricing for our containerized waste, vacuum and parts washer services. Industrial services revenue increased $18.2 million from the comparable period in 2022 due to contributions from the acquisition of Thompson Industrial on March 31, 2023. Technical services revenues increased $5.2 million as overall pricing increases and increased landfill volumes more than offset revenue loss from unplanned plant maintenance and a reduction in fuel surcharges. Utilization at our incinerators was flat at 86% for the three months ended September 30, 2023 and 2022. The Canadian operations of the Environmental Services segment were negatively impacted by $3.6 million due to foreign currency translation.
Environmental Services direct revenues for the nine months ended September 30, 2023 increased $264.5 million from the comparable period in 2022 due to growth across our service offerings. Safety-Kleen core service offerings revenues grew by $86.8 million driven by both greater demand and improved pricing of these services. Revenue from our industrial services operations grew $84.4 million due to contributions from the acquisition of Thompson Industrial coupled with organic growth of the industrial service offerings. Technical services revenue increased $51.0 million with contributions across our portfolio of waste disposal services more than offsetting lower utilization at our incinerators. Utilization at our incinerators for the nine months ended September 30, 2023 was 83% as compared to 87% in the prior year due to unplanned outages for required maintenance and significant weather events earlier in 2023. Field and emergency response service revenues increased $30.2 million from the comparable period in 2022. The Canadian operations of the Environmental Services segment were negatively impacted by $18.2 million due to foreign currency translation.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Direct revenues	$219,221	$276,319	$(57,098)	(20.7)%	$681,508	$763,401	$(81,893)	(10.7)%
In the three months ended September 30, 2023, Safety-Kleen Sustainability Solutions direct revenue decreased $57.1 million from the comparable period in 2022. This decrease was driven by a $54.1 million decrease in base oil sales due to lower pricing despite increased volumes sold. Revenues from our recycled fuel oil and refinery byproducts also decreased $10.3 million. Partially offsetting these reductions were incremental revenues from our sales of blended oil products and used oil collection services. The $6.9 million increase in blended oil sales was driven by higher volumes which more than offset the lower price for these products. Higher pricing drove the $6.3 million increase in revenues from the collection of used oil.

In the nine months ended September 30, 2023, Safety-Kleen Sustainability Solutions direct revenues decreased $81.9 million from the comparable period in 2022 largely due to an $85.8 million reduction in revenues from base oil sales due to lower pricing despite increased volumes sold. Revenues from contract packaging and blending also decreased $10.1 million. Higher pricing drove a $9.0 million increase in revenues from the collection of used oil, and overall used oil gallons collected continues to outpace the same period in 2022. Additionally, revenues from blended oil sales increased by $3.7 million driven by higher volumes. The Canadian operations of the Safety-Kleen Sustainability Solutions segment were negatively impacted by $4.7 million in the nine months ended September 30, 2023 due to foreign currency translation.
Cost of Revenues
We believe that operating cost management is vital to our ability to remain price competitive. As we experience cost increases, including those driven by macroeconomic inflationary pressures such as internal and external labor, transportation, general supplies and energy related costs, we manage these costs through diligent cost monitoring, executing on cost reduction projects and overall customer pricing strategies designed to offset the negative inflationary impacts on our margins.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of revenues	$766,242	$746,869	$19,373	2.6%	$2,300,853	$2,175,864	$124,989	5.7%
As a % of Direct revenues	66.8%	68.7%	(1.9)%		67.9%	69.6%	(1.7)%
Environmental Services cost of revenues for the three months ended September 30, 2023 increased $19.4 million from the comparable period in 2022, however as a percentage of revenue these costs decreased 1.9%. Overall, labor and benefit related costs increased $22.0 million and equipment and supply costs increased $4.8 million, commensurate with the revenue growth in the business. External transportation, vehicle and fuel related costs decreased $12.3 million which helped drive the overall improvement in these total costs as a percentage of revenues.
Environmental Services cost of revenues for the nine months ended September 30, 2023 increased $125.0 million from the comparable period in 2022, however as a percentage of revenue these costs decreased 1.7%. Commensurate with the revenue growth in the business, labor and benefit related costs increased $90.3 million and equipment and supply costs increased $32.1 million. External transportation, vehicle and fuel related costs, remained relatively flat for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022, which helped drive the overall improvement of cost of revenues as a percentage of direct revenues.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of revenues	$169,207	$154,753	$14,454	9.3%	$498,965	$457,790	$41,175	9.0%
As a % of Direct revenues	77.2%	56.0%	21.2%		73.2%	60.0%	13.2%
Safety-Kleen Sustainability Solutions cost of revenues for the three months ended September 30, 2023 increased $14.5 million from the comparable period in 2022, and as a percentage of revenues, these costs increased by 21.2%. Production costs, including additives and raw materials, increased $5.1 million. Transportation, rail, vehicle and fuel costs also increased $3.6 million and supply costs increased $1.0 million. These cost increases were driven mainly by higher re-refinery operating costs in the period and sale of higher cost inventory from production earlier in 2023.

Safety-Kleen Sustainability Solutions cost of revenues for the nine months ended September 30, 2023 increased $41.2 million from the comparable period in 2022 and as a percentage of revenues, these costs increased by 13.2%. Overall, external transportation, rail, vehicle and fuel costs increased $19.3 million, labor and benefit related expense increased $11.6 million and production costs, including additives and raw materials, increased $4.8 million.
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
Environmental Services

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
SG&A expenses	$91,139	$78,928	$12,211	15.5%	$265,338	$235,178	$30,160	12.8%
As a % of Direct revenues	8.0%	7.3%	0.7%		7.8%	7.5%	0.3%
Environmental Services SG&A expenses for the three and nine months ended September 30, 2023 increased $12.2 million and $30.2 million, respectively, from the comparable periods in 2022 however, as a percentage of revenues, these costs remained relatively consistent as a result of pricing and cost control initiatives. Overall, investments in our employees led to higher labor and benefits related costs of $12.1 million in the three months ended September 30, 2023 and $29.1 million in the nine months ended September 30, 2023. Higher incentive compensation resulting from revenue growth and profitability also drove these increases.
Safety-Kleen Sustainability Solutions

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
SG&A expenses	$18,868	$18,410	$458	2.5%	$56,519	$53,568	$2,951	5.5%
As a % of Direct revenues	8.6%	6.7%	1.9%		8.3%	7.0%	1.3%
Safety-Kleen Sustainability Solutions SG&A expenses for the three and nine months ended September 30, 2023 increased $0.5 million and $3.0 million from the comparable periods in 2022 and as a percentage of revenues, these costs increased from the prior period, mainly due to the revenue reductions discussed above. A $1.1 million increase in a remedial liability estimate recorded during the third quarter of 2023 drove the increase in the three and nine months ended September 30, 2023. Higher labor and benefit costs in the first half of 2023 drove the remaining increase in the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.
Corporate Items

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
SG&A expenses	$61,012	$54,373	$6,639	12.2%	$183,297	$169,746	$13,551	8.0%
As a % of Total Company Direct revenues	4.5%	4.0%	0.5%		4.5%	4.4%	0.1%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Generally, as revenues increase, we would expect some increase in these costs. Corporate SG&A expenses for the three and nine months ended September 30, 2023 remained consistent as a percentage of total Clean Harbors' direct revenues when compared to the same periods in the prior year. In general, these cost increases in 2023 as compared to 2022 were driven by higher labor and benefits related expenses, professional fees and informational technology costs partially offset by lower stock-based compensation expense. A benefit of $3.0 million recognized in early 2022 for the amount received from Vertex Energy, Inc. upon termination of the proposed asset acquisition also contributed to the increase in expense in the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.
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

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Adjusted EBITDA:
Environmental Services	$288,982	$260,687	$28,295	10.9%	$822,949	$713,630	$109,319	15.3%
Safety-Kleen Sustainability Solutions	31,146	103,156	(72,010)	(69.8)	126,024	252,043	(126,019)	(50.0)
Corporate Items	(65,111)	(55,288)	(9,823)	(17.8)	(191,312)	(167,789)	(23,523)	(14.0)
Total	$255,017	$308,555	$(53,538)	(17.4)%	$757,661	$797,884	$(40,223)	(5.0)%
Adjusted EBITDA as a % of Direct Revenues (1):
Environmental Services	25.2%	24.0%	1.2%		24.3%	22.8%	1.5%
Safety-Kleen Sustainability Solutions	14.2%	37.3%	(23.1)%		18.5%	33.0%	(14.5)%
Corporate Items	(4.8)%	(4.1)%	(0.7)%		(4.7)%	(4.3)%	(0.4)%
Total	18.7%	22.6%	(3.9)%		18.6%	20.5%	(1.9)%
______________
(1) Environmental Services and Safety-Kleen Sustainability Solutions calculated as a percentage of individual segment revenues. Corporate Items calculated as a percentage of total Company revenues.
We use Adjusted EBITDA to enhance our understanding of our operating performance, which represents our views concerning our performance in the ordinary, ongoing and customary course of our operations. We historically have found it helpful, and believe that investors have found it helpful, to consider an operating measure that excludes certain expenses relating to transactions not reflective of our core operations. Adjusted EBITDA margin for the Environmental Services segment improved due to the impact of pricing increases on revenue and cost management in both cost of revenues and SG&A expenses. Adjusted EBITDA margin in the Safety-Kleen Sustainability Solutions segment decreased mainly due to reduced revenue. Corporate Items Adjusted EBITDA margin remained relatively consistent as a percentage of total Company revenues.
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

The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$91,340	$135,799	$279,507	$329,270
Accretion of environmental liabilities	3,388	3,246	10,281	9,599
Stock-based compensation	4,291	7,828	14,809	20,375
Depreciation and amortization	92,970	88,394	267,425	260,560
Other (income) expense, net	(334)	(104)	833	(2,073)
Loss on early extinguishment of debt	—	—	2,362	—
Gain on sale of business	—	—	—	(8,864)
Interest expense, net of interest income	29,696	28,081	80,400	79,354
Provision for income taxes	33,666	45,311	102,044	109,663
Adjusted EBITDA	$255,017	$308,555	$757,661	$797,884
As a % of Direct revenues	18.7%	22.6%	18.6%	20.5%
Depreciation and Amortization

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$80,432	$75,327	$5,105	6.8%	$229,658	$223,001	$6,657	3.0%
Permits and other intangibles amortization	12,538	13,067	(529)	(4.0)	37,767	37,559	208	0.6
Total depreciation and amortization	$92,970	$88,394	$4,576	5.2%	$267,425	$260,560	$6,865	2.6%
Depreciation and amortization for the three and nine months ended September 30, 2023 increased by $4.6 million and $6.9 million from the comparable periods in 2022 due to the Thompson Industrial tangible and intangible assets acquired on March 31, 2023 and increased amortization from new finance leases in the period.
Loss on Early Extinguishment of Debt

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Loss on early extinguishment of debt	$—	$—	$—	—%	$2,362	$—	$2,362	100.0%
During the nine months ended September 30, 2023, we recorded a $2.4 million loss on early extinguishment of debt in connection with the repayment of the remaining $614.0 million principal amount of the 2024 Term Loans. For additional information regarding this repayment, see Note 12, "Financing Arrangements," to the accompanying financial statements.

Gain on Sale of Business

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Gain on sale of business	$—	$—	$—	—%	$—	$8,864	$(8,864)	(100.0)%
During the nine months ended September 30, 2022, we recorded an $8.9 million gain on the sale of a non-core line of business within our Environmental Services segment. For additional information regarding this gain on sale of business, see Note 5, "Disposition of Business," to the accompanying financial statements.
Interest Expense, Net of Interest Income

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Interest expense, net of interest income	$29,696	$28,081	$1,615	5.8%	$80,400	$79,354	$1,046	1.3%
Interest expense, net of interest income for the three and nine months ended September 30, 2023 increased $1.6 million and $1.0 million, respectfully, from the comparable periods in 2022 due to higher interest rates on our portfolio of debt obligations partially offset by higher interest income, generally on our cash investments. For the nine months ended September 30, 2023, the increase in interest expense, net of interest income was further offset by the $8.3 million benefit recognized from settling interest rate swaps in connection with repaying certain of our variable rate debt in January 2023. The effective interest rates on our long-term debt for the three and nine months ended September 30, 2023 were 5.44% and 5.19%, respectively. The comparable rates for the three and nine months ended September 30, 2022 were 4.18% and 3.83% respectively.
For the remainder of 2023, we anticipate the effective rate will be approximately 5.45% given the current interest rate environment and our portfolio of long-term debt. For additional information regarding the financing events during 2023 and our current portfolio of long-term debt, see Note 12, "Financing Arrangements," to the accompanying financial statements.
Provision for Income Taxes

	For the Three Months Ended				For the Nine Months Ended
	September 30,		2023 over 2022		September 30,		2023 over 2022
(in thousands, except percentages)	2023	2022	Change	% Change	2023	2022	Change	% Change
Provision for income taxes	$33,666	$45,311	$(11,645)	(25.7)%	$102,044	$109,663	$(7,619)	(6.9)%
Effective tax rate	26.9%	25.0%	1.9%		26.7%	25.0%	1.7%
For the three and nine months ended September 30, 2023, the provision for income taxes decreased $11.6 million and $7.6 million from the comparable periods in 2022 due to lower income before provision for income taxes in 2023. Our effective tax rate for the three and nine months ended September 30, 2023 increased 1.9% and 1.7% when compared to the three and nine months ended September 30, 2022 primarily due to the utilization of the unbenefited losses in 2022 which reduced the rate in those periods.
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

Summary of Cash Flow Activity

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash from operating activities	$455,692	$357,542
Net cash used in investing activities	(447,069)	(281,962)
Net cash used in financing activities	(165,322)	(72,609)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2023 was $455.7 million as compared to $357.5 million in the comparable period of 2022. This $98.2 million increase in operating cash flows was attributable to significantly improved working capital balances, partially offset by higher cash paid for income taxes, interest and environmental expenditures.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $447.1 million, an increase of $165.1 million from the comparable period in 2022. Additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets increased $67.3 million, largely driven by incremental capital spending for our new incinerator construction in Kimball, Nebraska. Cash used for acquisitions increased $46.0 million, while cash paid relative to the timing of investment transactions within our wholly owned captive insurance company increased $35.3 million. Additionally, during the nine months ended September 30, 2022 we received $16.8 million in proceeds from the disposition of a line of business.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2023 increased $92.7 million from $72.6 million in 2022 to $165.3 million in 2023. During the nine months ended September 30, 2023, the Company repaid $614.0 million of secured senior term loans with the proceeds from issuing $500.0 million of unsecured senior notes. Associated with this refinancing the Company also paid $6.3 million of financing costs in the first nine months of 2023. Partially offsetting this, the Company spent $26.2 million less for repurchases of common stock.
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
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash from operating activities	$455,692	$357,542
Additions to property, plant and equipment	(311,906)	(244,547)
Proceeds from sale and disposal of fixed assets	5,129	5,118
Adjusted free cash flow	$148,915	$118,113

Summary of Capital Resources
At September 30, 2023, cash and cash equivalents and marketable securities totaled $420.0 million, compared to $554.6 million at December 31, 2022. This decrease was primarily attributable to the net reduction of $114.0 million in long-term debt obligations and the payment of $110.9 million for the acquisition of Thompson Industrial in 2023, partially offset by greater amounts of cash from operating activities. At September 30, 2023, cash and cash equivalents held by our Canadian subsidiaries totaled $43.2 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $376.8 million at September 30, 2023. Our U.S. operations had net operating cash inflows of $419.5 million for the nine months ended September 30, 2023.
We also maintain a $400.0 million revolving credit facility of which, as of September 30, 2023, approximately $277.6 million was available to borrow under the facility, with letters of credit of $122.4 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first nine months of 2023 was $311.9 million as compared to $244.5 million during the first nine months of 2022. We anticipate that 2023 capital spending, net of disposals, will be in the range of $400.0 million to $420.0 million, including approximately $85.0 million of capital spending for our new incinerator construction in Kimball, Nebraska.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
During the first nine months of 2023, capital spending on the construction of our new incinerator at our Kimball, Nebraska facility was approximately $57.1 million. Total spend on the project as of September 30, 2023 was $109.3 million. The current capital expenditure estimate for this project is approximately $180.0 million and we anticipate the project to be complete in late 2024.
Financing Arrangements
In January 2023, we issued $500.0 million principal amount of 6.375% unsecured senior notes due 2031. The net proceeds of the issuance, along with a $114.0 million borrowing under our existing revolving credit facility and cash on hand, were used to repay the aggregate principal balance of our 2024 Term Loans. During the second quarter of 2023, we repaid the $114.0 million borrowing on the revolving credit facility.
As of September 30, 2023, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $982.5 million of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. As noted above, we also maintain our $400.0 million revolving credit facility with no amounts owed as of September 30, 2023.
The material terms of these arrangements are discussed further in Note 12, “Financing Arrangements,” to the accompanying financial statements.
As of September 30, 2023, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company's common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $600.0 million of the Company's common stock. During the three and nine months ended September 30, 2023, the Company repurchased and retired a total of approximately 58.3 thousand and 117.1 thousand shares of the Company's common stock, respectively, for total expenditures of approximately $10.0 million and $18.0 million, respectively. During the three and nine months ended September 30, 2022, the Company repurchased and retired a total of approximately 0.1 million and 0.5 million shares of the Company's common stock, respectively, for total expenditures of approximately $10.5 million and $44.2 million, respectively.
Through September 30, 2023, the Company has repurchased and retired a total of approximately 8.3 million shares of its common stock for approximately $512.7 million under this program. As of September 30, 2023, an additional $87.3 million remained available for repurchase of shares under this program.

Environmental Liabilities

(in thousands, except percentages)	September 30, 2023	December 31, 2022	Change	% Change
Closure and post-closure liabilities	$119,891	$118,801	$1,090	0.9%
Remedial liabilities	111,704	116,290	(4,586)	(3.9)
Total environmental liabilities	$231,595	$235,091	$(3,496)	(1.5)%
Total environmental liabilities as of September 30, 2023 were $231.6 million, relatively consistent with the balance as of December 31, 2022. During the nine months ended September 30, 2023, expenditures of $24.1 million were partially offset by accretion of $10.3 million, changes in estimates for the environmental liabilities, including those related to liabilities assumed in prior period acquisitions, of $7.4 million, and new liabilities of $2.8 million, including those assumed in current period acquisitions.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of September 30, 2023, there were $122.4 million outstanding letters of credit. See Note 12, "Financing Arrangements," to the accompanying financial statements.
Critical Accounting Policies and Estimates
Other than as described below, there were no material changes in the first nine months of 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first nine months of 2023 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2023 through July 31, 2023	34,805	$164.43	—	97,265
August 1, 2023 through August 31, 2023	60,529	171.24	58,341	87,265
September 1, 2023 through September 30, 2023	2,667	173.37	—	87,265
Total	98,001	$168.88	58,341
________________
(1)    Includes 39,660 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company's equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to brokers.
(3)    Our board of directors has authorized the repurchase of up to $600.0 million of our common stock. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. We maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2023, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.     OTHER INFORMATION
During the quarter ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Item No.	Description	Location
31.1	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg	Filed herewith

31.3	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas	Filed herewith

32	Section 1350 Certifications	Filed herewith

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: Financial statements from the quarterly report on Form 10-Q of Clean Harbors, Inc. for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.
*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.
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

CLEAN HARBORS, INC.
Registrant

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	November 1, 2023

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	November 1, 2023

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	November 1, 2023