Form 10-Q
period 2024-03-31
CLEAN HARBORS INC
filed 2024-05-01
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “merging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 26, 2024 was 53,935,124.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$337,825	$444,698
Short-term marketable securities	104,811	106,101
Accounts receivable, net of allowances aggregating $47,129 and $42,209, respectively	1,039,763	983,111
Unbilled accounts receivable	165,592	107,859
Inventories and supplies	354,310	327,511
Prepaid expenses and other current assets	103,495	82,939
Total current assets	2,105,796	2,052,219
Property, plant and equipment, net	2,330,484	2,193,318
Other assets:
Operating lease right-of-use assets	206,577	187,060
Goodwill	1,487,821	1,287,736
Permits and other intangibles, net	739,975	602,797
Other long-term assets	69,170	59,739
Total other assets	2,503,543	2,137,332
Total assets	$6,939,823	$6,382,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,102	$10,000
Accounts payable	452,848	451,806
Deferred revenue	106,425	95,230
Accrued expenses and other current liabilities	349,435	397,157
Current portion of closure, post-closure and remedial liabilities	29,179	26,914
Current portion of operating lease liabilities	64,534	56,430
Total current liabilities	1,017,523	1,037,537
Other liabilities:
Closure and post-closure liabilities, less current portion of $14,079 and $13,556, respectively	105,493	105,044
Remedial liabilities, less current portion of $15,100 and $13,358, respectively	94,686	97,885
Long-term debt, less current portion	2,778,624	2,291,717
Operating lease liabilities, less current portion	145,544	131,743
Deferred tax liabilities	361,223	353,107
Other long-term liabilities	125,393	118,330
Total other liabilities	3,610,963	3,097,826
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,926,191 and 53,929,703 shares, respectively	539	539
Additional paid-in capital	458,014	459,728
Accumulated other comprehensive loss	(179,626)	(175,339)
Retained earnings	2,032,410	1,962,578
Total stockholders’ equity	2,311,337	2,247,506
Total liabilities and stockholders’ equity	$6,939,823	$6,382,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Service revenues	$1,151,858	$1,053,233
Product revenues	224,837	254,154
Total revenues	1,376,695	1,307,387
Cost of revenues: (exclusive of items shown separately below)
Service revenues	816,349	751,595
Product revenues	154,721	179,919
Total cost of revenues	971,070	931,514
Selling, general and administrative expenses	181,868	166,753
Accretion of environmental liabilities	3,217	3,407
Depreciation and amortization	95,065	84,758
Income from operations	125,475	120,955
Other (expense) income, net	(1,141)	116
Loss on early extinguishment of debt	—	(2,362)
Interest expense, net of interest income of $3,514 and $2,955, respectively	(28,539)	(20,632)
Income before provision for income taxes	95,795	98,077
Provision for income taxes	25,963	25,676
Net income	$69,832	$72,401
Earnings per share:
Basic	$1.29	$1.34
Diluted	$1.29	$1.33
Shares used to compute earnings per share - Basic	53,930	54,076
Shares used to compute earnings per share - Diluted	54,213	54,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$69,832	$72,401
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	(84)	174
Unrealized gain (loss) on fair value of interest rate hedges	8,661	(4,829)
Reclassification adjustment for interest rate hedge amounts realized in net income	(3,733)	(4,124)
Reclassification adjustment for settlement of interest rate hedges	—	(5,905)
Pension adjustments	19	—
Foreign currency translation adjustments	(9,150)	338
Other comprehensive loss, net of tax	(4,287)	(14,346)
Comprehensive income	$65,545	$58,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$69,832	$72,401
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	95,065	84,758
Allowance for doubtful accounts	1,728	1,398
Amortization of deferred financing costs and debt discount	1,329	1,354
Accretion of environmental liabilities	3,217	3,407
Changes in environmental liability estimates	917	683
Deferred income taxes	(88)	(363)
Other expense (income), net	1,141	(116)
Stock-based compensation	6,338	6,018
Loss on early extinguishment of debt	—	2,362
Environmental expenditures	(4,729)	(8,348)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(44,383)	(5,030)
Inventories and supplies	(13,572)	2,758
Other current and non-current assets	(25,918)	(17,328)
Accounts payable	(17,358)	(21,801)
Other current and long-term liabilities	(54,970)	(94,145)
Net cash from operating activities	18,549	28,008
Cash flows used in investing activities:
Additions to property, plant and equipment	(137,913)	(81,686)
Proceeds from sale and disposal of fixed assets	1,008	1,855
Acquisitions, net of cash acquired	(475,306)	(108,533)
Proceeds from sale of business, net of transaction costs	750	—
Additions to intangible assets including costs to obtain or renew permits	(534)	(333)
Purchases of available-for-sale securities	(31,228)	(39,037)
Proceeds from sale of available-for-sale securities	33,350	29,800
Net cash used in investing activities	(609,873)	(197,934)
Cash flows from (used in) financing activities:
Change in uncashed checks	7,778	164
Tax payments related to withholdings on vested restricted stock	(3,052)	(3,351)
Repurchases of common stock	(5,000)	(3,000)
Deferred financing costs paid	(4,641)	(6,094)
Payments on finance leases	(4,665)	(3,689)
Principal payments on debt	(3,776)	(616,475)
Proceeds from issuance of debt, net of discount	499,375	500,000
Borrowing from revolving credit facility	—	114,000
Net cash from (used in) financing activities	486,019	(18,445)
Effect of exchange rate change on cash	(1,568)	75
Decrease in cash and cash equivalents	(106,873)	(188,296)
Cash and cash equivalents, beginning of period	444,698	492,603
Cash and cash equivalents, end of period	$337,825	$304,307
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$51,243	$34,878
Income taxes paid, net of refunds	8,020	37,141
Non-cash investing activities:
Property, plant and equipment accrued	28,266	27,533
ROU assets obtained in exchange for operating lease liabilities	23,101	10,203
ROU assets obtained in exchange for finance lease liabilities	14,519	5,153
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2024	53,930	$539	$459,728	$(175,339)	$1,962,578	$2,247,506
Net income	—	—	—	—	69,832	69,832
Other comprehensive loss	—	—	—	(4,287)	—	(4,287)
Stock-based compensation	—	—	6,338	—	—	6,338
Issuance of common stock for restricted share vesting, net of employee tax withholdings	23	—	(3,052)	—	—	(3,052)
Repurchases of common stock	(27)	—	(5,000)	—	—	(5,000)
Balance at March 31, 2024	53,926	$539	$458,014	$(179,626)	$2,032,410	$2,311,337

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2023	54,065	$541	$504,240	$(167,181)	$1,584,722	$1,922,322
Net income	—	—	—	—	72,401	72,401
Other comprehensive loss	—	—	—	(14,346)	—	(14,346)
Stock-based compensation	—	—	6,018	—	—	6,018
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(3,351)	—	—	(3,351)
Repurchases of common stock	(22)	—	(3,000)	—	—	(3,000)
Balance at March 31, 2023	54,092	$541	$503,907	$(181,527)	$1,657,123	$1,980,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company’s consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(2) SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new pronouncement on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures related to the tax rate reconciliation and income taxes paid. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this new pronouncement on its consolidated financial statements and disclosures.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material Scope 1 and Scope 2 greenhouse gas emissions. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective on a phased-in timeline beginning the year ended December 31, 2025. The Company is currently evaluating the final rule to determine its impact on the Company’s consolidated financial statements and disclosures.

(3) REVENUES
The Company generates revenues through the following operating segments: Environmental Services and Safety-Kleen Sustainability Solutions (“SKSS”). The Company’s Environmental Services operating segment generally has four sources of revenue and the SKSS operating segment has two sources of revenue. The Company disaggregates third-party revenues by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The Company’s significant sources of revenue include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste and remediation projects. These services handle hazardous and/or non-hazardous waste, including per- and polyfluoroalkyl substances (“PFAS”). Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company’s larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs as well as transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition in a landfill or incinerator, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
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
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, environmental remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration, water treatment services and wetland restoration. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. Emergency response services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the SKSS operating segment depending upon the nature of such revenues and operating responsibilities relative to executing the revenue contracts. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen branches’ core service offerings, contribute to the revenues of the Environmental Services operating segment. In addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services, sales of bulk blended oil products and sales of bulk automotive fluids contribute to the SKSS operating segment.
Generally, the revenue from services is recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The duration of such services can be over a number of hours or several days. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control whereby control transfers when the products are delivered to the customer. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Related collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. Parts washer services include customer use of the Company’s parts washer equipment, cleaning and maintenance of the parts washer equipment and removal and replacement of used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services.

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
The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	Three Months Ended March 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,053,458	$193,912	$102	$1,247,472
Canada	107,821	21,402	—	129,223
Total third-party revenues	$1,161,279	$215,314	$102	$1,376,695

Sources of Revenue
Technical Services	$407,491	$—	$—	$407,491
Industrial Services and Other	359,397	—	102	359,499
Field and Emergency Response Services	163,469	—	—	163,469
Safety-Kleen Environmental Services	230,922	53,021	—	283,943
Safety-Kleen Oil	—	162,293	—	162,293
Total third-party revenues	$1,161,279	$215,314	$102	$1,376,695

	Three Months Ended March 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$958,584	$221,771	$107	$1,180,462
Canada	102,398	24,527	—	126,925
Total third-party revenues	$1,060,982	$246,298	$107	$1,307,387

Sources of Revenue
Technical Services	$366,509	$—	$—	$366,509
Industrial Services and Other	336,379	—	107	336,486
Field and Emergency Response Services	148,086	—	—	148,086
Safety-Kleen Environmental Services	210,008	49,559	—	259,567
Safety-Kleen Oil	—	196,739	—	196,739
Total third-party revenues	$1,060,982	$246,298	$107	$1,307,387
Contract Balances

(in thousands)	March 31, 2024	December 31, 2023
Receivables	$1,039,763	$983,111
Contract assets (unbilled receivables)	165,592	107,859
Contract liabilities (deferred revenue)	106,425	95,230

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets, which are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liability balances at the beginning of each period presented are generally fully recognized in the subsequent three-month period.

(4) BUSINESS COMBINATIONS
2024 Acquisitions
On March 22, 2024, the Company completed its acquisition of Hepaco Blocker, Inc. and its subsidiaries (collectively, “HEPACO”) for an all-cash purchase price of $395.4 million, net of cash acquired and subject to final settlement of working capital balances. The operations of HEPACO expand the Environmental Services segment’s field services business.
The preliminary allocation of the purchase price is provisional and was based on estimates of the fair value of assets acquired and liabilities assumed as of March 22, 2024. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determination and recognition of assets acquired and liabilities assumed (in thousands):

At March 22, 2024
Accounts receivable, including unbilled receivables	$68,496
Inventories and supplies	1,574
Prepaid expenses and other current assets	5,221
Property, plant and equipment	45,453
Permits and other intangibles	130,000
Operating lease right-of-use assets	9,385
Other long-term assets	2,660
Accrued expenses and other current liabilities	(43,966)
Current portion of operating lease liabilities	(2,758)
Operating lease liabilities, less current portion	(6,627)
Deferred tax liabilities	(8,916)
Other long-term liabilities	(374)
Total identifiable net assets	200,148
Goodwill	195,265
Total purchase price	$395,413
Other intangible assets acquired include customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between 10 and 20 years with a weighted average useful life of approximately 19 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended March 31, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the consolidated financial statements of the Company.
On March 1, 2024, the Company acquired a privately-owned business for an all-cash purchase price of $68.9 million, net of cash acquired and subject to the final settlement of working capital balances. The acquired company expands the SKSS segment’s oil collection operations in the southeastern region of the United States while also adding incremental production from the re-refinery owned and operated by the acquired company.

The preliminary allocation of the purchase price is provisional and was based on estimates of the fair value of assets acquired and liabilities assumed as of March 1, 2024. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determination and recognition of assets acquired and liabilities assumed (in thousands):

At March 1, 2024
Accounts receivable, including unbilled receivables	$5,693
Inventories and supplies	6,817
Prepaid expenses and other current assets	423
Property, plant and equipment	38,914
Permits and other intangibles	20,200
Operating lease right-of-use assets	3,615
Other long-term assets	92
Accrued expenses and other current liabilities	(8,990)
Current portion of operating lease liabilities	(1,823)
Operating lease liabilities, less current portion	(1,792)
Total identifiable net assets	63,149
Goodwill	5,744
Total purchase price	$68,893
Other intangible assets acquired include customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between 7 and 15 years with a weighted average useful life of approximately 13 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and assembled workforce that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended March 31, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the consolidated financial statements of the Company.
2023 Acquisition
On March 31, 2023, the Company acquired Thompson Industrial Services, LLC (“Thompson Industrial”) for an all-cash purchase price of $110.9 million, net of cash acquired. The operations of Thompson Industrial expand the Environmental Services segment’s industrial service operations in the southeastern region of the United States.

The Company finalized the purchase accounting for this acquisition. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of March 31, 2023. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2023	Measurement Period Adjustments	Final Allocation At Acquisition Date As Reported March 31, 2024
Accounts receivable, including unbilled receivables	$25,233	$(73)	$25,160
Inventories and supplies	228	—	228
Prepaid expenses and other current assets	1,302	—	1,302
Property, plant and equipment	26,719	—	26,719
Permits and other intangibles	28,900	—	28,900
Operating lease right-of-use assets	4,716	—	4,716
Other long-term assets	72	—	72
Accrued expenses and other current liabilities	(10,385)	(145)	(10,530)
Current portion of operating lease liabilities	(1,653)	—	(1,653)
Operating lease liabilities, less current portion	(3,063)	—	(3,063)
Other long-term liabilities	(560)	—	(560)
Total identifiable net assets	71,509	(218)	71,291
Goodwill	39,346	218	39,564
Total purchase price	$110,855	$—	$110,855
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

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Supplies	$194,411	$177,217
Oil and oil related products	128,922	118,600
Solvent and solutions	11,618	11,795
Other	19,359	19,899
Total inventories and supplies	$354,310	$327,511
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$184,242	$174,891
Asset retirement costs (non-landfill)	27,155	27,167
Landfill assets	252,816	253,180
Buildings and improvements (1)	639,514	630,525
Vehicles (2)	1,345,995	1,276,567
Equipment (3)	2,391,075	2,388,370
Construction in progress	263,878	213,601
	5,104,675	4,964,301
Less - accumulated depreciation and amortization	2,774,191	2,770,983
Total property, plant and equipment, net	$2,330,484	$2,193,318
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $175.0 million and $151.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $82.2 million and $72.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company recorded $2.5 million and $1.2 million of capitalized interest during the three months ended March 31, 2024 and March 31, 2023, respectively, mainly attributable to the construction of a new incinerator in Kimball, Nebraska.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2024 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2024	$1,112,013	$175,723	$1,287,736
Increase from current period acquisitions	195,265	5,744	201,009
Measurement period adjustments from prior period acquisitions	218	—	218
Foreign currency translation	(815)	(327)	(1,142)
Balance at March 31, 2024	$1,306,681	$181,140	$1,487,821
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended March 31, 2024, no such triggering events were identified.
As of March 31, 2024 and December 31, 2023, the Company’s intangible assets consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$191,130	$119,219	$71,911	$191,747	$117,556	$74,191
Customer and supplier relationships	739,675	262,894	476,781	604,994	258,879	346,115
Other intangible assets	112,336	41,123	71,213	100,068	37,862	62,206
Total amortizable permits and other intangible assets	1,043,141	423,236	619,905	896,809	414,297	482,512
Trademarks and trade names	120,070	—	120,070	120,285	—	120,285
Total permits and other intangible assets	$1,163,211	$423,236	$739,975	$1,017,094	$414,297	$602,797
Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.9 million and $12.7 million in the three months ended March 31, 2024 and March 31, 2023, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2024 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2024 (nine months)	$37,463
2025	47,957
2026	45,383
2027	43,304
2028	42,044
Thereafter	403,754
$619,905

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued insurance	$104,566	$107,658
Accrued compensation and benefits	72,253	113,236
Accrued income, real estate, sales and other taxes	63,276	44,752
Accrued interest	15,494	33,857
Accrued other	93,846	97,654
	$349,435	$397,157

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2024 through March 31, 2024 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2024	$59,443	$59,157	$118,600
New asset retirement obligations	556	—	556
Accretion	1,221	1,071	2,292
Changes in estimates recorded to consolidated statement of operations	—	58	58
Changes in estimates recorded to consolidated balance sheet	—	51	51
Expenditures	(608)	(1,183)	(1,791)
Currency translation and other	(109)	(85)	(194)
Balance at March 31, 2024	$60,503	$59,069	$119,572
In the three months ended March 31, 2024, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2024 through March 31, 2024 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2024	$1,880	$60,277	$49,086	$111,243
Accretion	22	521	382	925
Changes in estimates recorded to consolidated statement of operations	5	75	779	859
Expenditures	(13)	(831)	(2,094)	(2,938)
Currency translation and other	—	(13)	(290)	(303)
Balance at March 31, 2024	$1,894	$60,029	$47,863	$109,786
In the three months ended March 31, 2024, there were no significant benefits or charges resulting from changes in estimates for remedial liabilities.

(11) FINANCING ARRANGEMENTS
Long-Term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	March 31, 2024	December 31, 2023
Secured senior term loans	$15,102	$10,000

Long-Term Debt:
Secured senior term loans due October 8, 2028	1,461,122	970,000
Unsecured senior notes, at 4.875%, due July 15, 2027 (“2027 Notes”)	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Long-term debt, at par	$2,806,122	$2,315,000
Unamortized debt issuance costs and discount	(27,498)	(23,283)
Long-term debt, at carrying value	$2,778,624	$2,291,717
Financing Activities
The Company’s significant financing arrangements are described in Note 12, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and, other than as noted below, there have been no material changes to the arrangements described therein.
On March 22, 2024, the Company and substantially all of the Company’s domestic subsidiaries entered into Incremental Facility Amendment No. 5 to the Company’s existing Credit Agreement, dated as of June 30, 2017 (“Term Loan Agreement”). Incremental Facility Amendment No. 5 provided for the incurrence of additional term loans (the “2024 Incremental Term Loans”) under the Term Loan Agreement in the aggregate principal amount of $500.0 million. Proceeds from the issuance of the 2024 Incremental Term Loans were $494.7 million after debt discount and debt issuance costs, and were used to fund the acquisition of HEPACO, with the excess increasing the Company’s cash balances. The 2024 Incremental Term Loans are in addition to the aggregate of $980.0 million of term loans (the “Existing Term Loans”) which were outstanding prior to the issuance of the 2024 Incremental Term Loans. Both the 2024 Incremental Term Loans and the Existing Term Loans (collectively referred to as the “2028 Term Loans”) will mature on October 8, 2028, and may be prepaid at any time without premium or penalty other than customary breakage costs or if the Company engages in certain repricing transactions before September 22, 2024, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the 2028 Term Loans are guaranteed by substantially all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.
The 2028 Term Loans bear interest, at the Company’s election, at either of the following rates per annum: (a) the sum of Term SOFR (as defined in the Term Loan Agreement) plus a SOFR Adjustment (as defined in the Term Loan Agreement) ranging from 0.11448% to 0.42826% (depending on the duration of the loan) plus 1.75%, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 0.75%, with Term SOFR being subject to a floor of 0.00% and the Base Rate being subject to a floor of 1.00%. Interest on the 2028 Term Loans is paid monthly with interest payments on the 2024 Incremental Term Loan portion commencing in April 2024.
The Company maintains a $400.0 million revolving credit facility under which the Company had no outstanding loan balance as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company had $268.0 million available to borrow under the revolving credit facility and outstanding letters of credit were $132.0 million. Subject to certain conditions, this credit facility will expire in October 2025.
As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.8 billion and $2.3 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
As of March 31, 2024, after taking into account the interest rate swaps discussed under the “Cash Flow Hedges” header below, the Company’s variable rate debt consisted of $876.2 million of the 2028 Term Loans. The Company’s interest rate on this variable rate debt as of March 31, 2024 was 7.19%.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
The Company has entered into interest rate swap agreements with a notional amount of $600.0 million (“2022 Swaps”) to effectively fix the interest rate on $600.0 million principal of the outstanding Existing Term Loans. The fixed rate on these instruments is 1.9645% and the variable rate is linked to the Term SOFR to mirror the variable interest payments for the Existing Term Loans. Including the 1.75% interest rate margin and the 0.11448% SOFR adjustment for the Existing Term Loans, the effective annual interest rate of this $600.0 million is approximately 3.83%. Prior to the phase-out of LIBOR as a referenced rate on June 30, 2023, the fixed rate was 0.931% and the variable rate was linked to LIBOR, again to mirror the LIBOR linked variable interest payments for the Existing Term Loans. With the then 2.00% interest rate margin for the Existing Term Loans, the effective annual interest rate of the $600.0 million was 2.931% through June 30, 2023. The 2022 Swaps will expire on September 30, 2027.
At the inception of these instruments, the Company designated the 2022 Swaps as cash flow hedges. As of March 31, 2024, the Company recorded a derivative asset with a fair value of $42.2 million related to the 2022 Swaps. The balance of the derivative asset as of December 31, 2023 was $35.5 million.
No ineffectiveness has been identified on the 2022 Swaps and, therefore the change in fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings.

(12) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$69,832	$72,401
Denominator:
Weighted-average basic shares outstanding	53,930	54,076
Dilutive effect of outstanding stock awards	283	328
Dilutive shares outstanding	54,213	54,404

Basic earnings per share:	$1.29	$1.34
Diluted earnings per share:	$1.29	$1.33

The Company included all outstanding performance awards and restricted stock awards in the calculation of diluted earnings per share except for as shown in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Antidilutive restricted stock awards	3	2
Performance stock awards for which performance criteria was not attained at reporting date	160	116

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the three months ended March 31, 2024 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2024	$(200,339)	$(4)	$25,891	$(887)	$(175,339)
Other comprehensive (loss) income before reclassifications	(9,150)	(106)	11,864	19	2,627
Amounts reclassified out of accumulated other comprehensive loss	—	—	(5,114)	—	(5,114)
Tax benefit (provision)	—	22	(1,822)	—	(1,800)
Other comprehensive (loss) income	(9,150)	(84)	4,928	19	(4,287)
Balance at March 31, 2024	$(209,489)	$(88)	$30,819	$(868)	$(179,626)
The amount realized in the consolidated statement of operations during the three months ended March 31, 2024 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended March 31, 2024	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$5,114	Interest expense, net of interest income

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three months ended March 31, 2024 and March 31, 2023 was $6.3 million and $6.0 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense for the three months ended March 31, 2024 and March 31, 2023 was $1.2 million and $1.0 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the three months ended March 31, 2024:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	414,623	$114.02
Granted	86,523	173.18
Vested	(21,092)	112.02
Forfeited	(6,690)	128.70
Balance at March 31, 2024	473,364	$124.71
As of March 31, 2024, there was $43.9 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of restricted stock vested during the three months ended March 31, 2024 and March 31, 2023 was $3.7 million and $2.1 million, respectively.

Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation and Human Capital Committee of the Company’s Board of Directors prior to or at the date of grant. The performance stock awards are earned based on achieving certain revenue, Adjusted EBITDA Margin, Return on Invested Capital and Total Recordable Incident Rate targets. Performance stock awards include continued service conditions through vesting.
The following table summarizes information about performance stock awards for the three months ended March 31, 2024:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	181,284	$114.10
Granted	77,476	172.76
Vested	(19,589)	104.31
Forfeited	(1,275)	127.75
Balance at March 31, 2024	237,896	$133.94
As of March 31, 2024, there was $7.4 million of total unrecognized compensation cost arising from performance stock awards deemed probable of vesting. The total fair value of performance awards vested during the three months ended March 31, 2024 and March 31, 2023 was $3.7 million and $7.8 million, respectively.

(15) COMMITMENTS AND CONTINGENCIES
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
At March 31, 2024 and December 31, 2023, the Company had recorded reserves of $28.5 million and $32.4 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of March 31, 2024 and December 31, 2023, the $28.5 million and $32.4 million, respectively, of reserves consisted of (i) $23.6 million and $25.0 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $4.9 million and $7.4 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
In management’s opinion, it is not reasonably possible that the potential liability beyond what has been recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on the Company’s financial position, results of operations or cash flows. The Company periodically adjusts the aggregate amount of these reserves when actual or probable liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or probable claims becomes available.
Legal or Administrative Proceedings
As of March 31, 2024, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2024, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. (“Safety-Kleen”), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of March 31, 2024, there were approximately 70 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2024. From January 1, 2024 to March 31, 2024, four product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company (which, since December 28, 2012, has included Safety-Kleen) or the prior owners of certain of the Company’s facilities for which the Company may have certain indemnification obligations have been identified as potentially responsible parties (“PRPs”) or potential PRPs in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped waste. Of the 125 third-party sites, 30 are now settled, 13 are currently requiring expenditures on remediation and 82 are not currently requiring expenditures on remediation.
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
Of the 125 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has indemnification agreements at a total of 17 sites. These agreements indemnify the Company (which now includes Safety-Kleen) with respect to any liability at the 17 sites for waste disposed prior to the Company’s (or Safety-Kleen’s) acquisition of the former subsidiaries of Waste Management, Inc. and McKesson Corporation which had shipped waste to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for those indemnification agreements discussed, the Company does not have an indemnity agreement with respect to any of the 125 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2024 and December 31, 2023 there were no proceedings for which the Company believes it is possible that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker, which is a committee comprised of the Company’s Co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.

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
The following tables reconcile third-party revenues to direct revenues for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$1,161,279	$11,231	$1,172,510	$1,060,982	$9,759	$1,070,741
Safety-Kleen Sustainability Solutions	215,314	(11,231)	204,083	246,298	(9,759)	236,539
Corporate Items	102	—	102	107	—	107
Total	$1,376,695	$—	$1,376,695	$1,307,387	$—	$1,307,387
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other (expense) income, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Adjusted EBITDA:
Environmental Services	$264,475	$228,345
Safety-Kleen Sustainability Solutions	29,700	41,463
Corporate Items	(64,080)	(54,670)
Total	230,095	215,138
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,217	3,407
Stock-based compensation	6,338	6,018
Depreciation and amortization	95,065	84,758
Income from operations	125,475	120,955
Other expense (income), net	1,141	(116)
Loss on early extinguishment of debt	—	2,362
Interest expense, net of interest income	28,539	20,632
Income before provision for income taxes	$95,795	$98,077

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “seeks,” “should,” “estimates,” “projects,” “may,” “likely” or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, cost management initiatives, cash flow, liquidity, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors’ management as of this date only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks and uncertainties and the items identified in Part I, Item IA, “Risk Factors,” in this report under Item 1A and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Overview
We are North America’s leading provider of environmental and industrial services, supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today’s world. Everywhere industry meets the environment, we strive to provide eco-friendly products and services that protect and restore North America’s natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities (“TSDFs”) in North America. We serve over 300,000 customers, including the majority of Fortune 500 companies, across various markets including chemical and manufacturing, as well as numerous government agencies. These customers rely on us to safely deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also a leading provider of parts cleaning and related environmental services to general manufacturing, automotive and commercial customers in North America and the largest re-refiner and recycler of used oil in North America, offering a unique closed-loop re-refining process that helps customers achieve their sustainability goals.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, which is reconciled to our net income and described more fully below. The following is a discussion of how management evaluates its segments using other factors, including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for our wide variety of services, waste volumes managed by delivering such services and project work for which responsible waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall U.S. GDP, U.S. industrial production, economic conditions in the general manufacturing, chemical and automotive markets, including efforts and economic incentives to increase domestic operations available capacity at waste disposal outlets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.

•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions (“SKSS”) segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS offers high quality recycled base and blended oil products and other automotive and industrial lubricants to fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales, with management’s objective being to limit exposure to commodity market pricing risk through increased volumes of value added lubricant products (e.g. blended oil, group III base oils) or strategic partnerships. Segment results are also predicated on the demand for other SKSS product and service offerings including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into the Clean Harbors’ recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall costs associated with the collection of used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets, efficiency of our operations, partnerships, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three months ended March 31, 2024 were $1,376.7 million, compared with $1,307.4 million for the three months ended March 31, 2023. Our Environmental Services segment direct revenues increased $101.8 million or 9.5% from the comparable period in 2023 driven by growth across our service offerings and contributions from the recent acquisitions of Thompson Industrial and HEPACO. In the three months ended March 31, 2024, our SKSS segment direct revenues decreased $32.5 million or 13.7% from the comparable period in 2023, due to lower base oil product revenues resulting from market-driven pricing, partially offset by higher revenue from blended oil product sales and the collection of used motor oil.
Income from operations for the three months ended March 31, 2024 was $125.5 million, compared with $121.0 million in the three months ended March 31, 2023, representing an increase of 3.7%. Net income for the three months ended March 31, 2024 was $69.8 million, compared with net income of $72.4 million in the three months ended March 31, 2023, representing a decrease of 3.5%.
Adjusted EBITDA, which is the primary financial measure by which we evaluate our segments, increased 7.0% from $215.1 million in the three months ended March 31, 2023 to $230.1 million in the three months ended March 31, 2024. This increase was driven by 15.8% of Adjusted EBITDA growth in the Environmental Services segment. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of Adjusted EBITDA to net income, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the three months ended March 31, 2024 decreased $9.5 million from $28.0 million in 2023 to $18.5 million in 2024. As is typical for the first quarter, adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $118.4 million in the three months ended March 31, 2024 as compared to an outflow of $51.8 million in the comparable period of 2023. The decrease in adjusted free cash flow was driven by higher spend on property, plant and equipment net of proceeds from sale and disposal of fixed assets due to the purchase of a building for a strategic project in Baltimore, Maryland, continued incremental capital spend on the build out of our Kimball, Nebraska incinerator and incremental investments in vehicles, machinery and equipment. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of adjusted free cash flow to net cash from operating activities, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three months ended March 31, 2024 and March 31, 2023 (in thousands, except percentages):

	Summary of Operations
	Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Direct Revenues (1):
Environmental Services	$1,172,510	$1,070,741	$101,769	9.5%
Safety-Kleen Sustainability Solutions	204,083	236,539	(32,456)	(13.7)
Corporate Items	102	107	(5)	N/M
Total	1,376,695	1,307,387	69,308	5.3
Cost of Revenues (2):
Environmental Services	812,898	753,360	59,538	7.9
Safety-Kleen Sustainability Solutions	154,887	175,857	(20,970)	(11.9)
Corporate Items	3,285	2,297	988	N/M
Total	971,070	931,514	39,556	4.2
Selling, General & Administrative Expenses:
Environmental Services	95,137	89,036	6,101	6.9
Safety-Kleen Sustainability Solutions	19,496	19,219	277	1.4
Corporate Items	67,235	58,498	8,737	14.9
Total	181,868	166,753	15,115	9.1
Adjusted EBITDA:
Environmental Services	264,475	228,345	36,130	15.8
Safety-Kleen Sustainability Solutions	29,700	41,463	(11,763)	(28.4)
Corporate Items	(64,080)	(54,670)	(9,410)	(17.2)
Total	$230,095	$215,138	$14,957	7.0%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (3)	22.6%	21.3%	1.3%
Safety-Kleen Sustainability Solutions(3)	14.6%	17.5%	(2.9)%
Corporate Items (4)	(4.7)%	(4.2)%	(0.5)%
Total	16.7%	16.5%	0.2%
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

Direct Revenues
There are many factors which can impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, competitive industry pricing, overall market incineration capacity including captive incineration closures, changes in the regulatory environment including those related to per- and polyfluoroalkyl substances (“PFAS”), impacts of acquisitions and divestitures, the level of emergency response services, government infrastructure investment, reshoring of domestic manufacturing, existence or non-existence of large scale environmental waste and remediation projects, weather related events, the number of parts washers placed at customer sites, miles driven and related lubricant demand, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil, our ability to manage the spread between oil product prices and prices for the collection of used oil and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Direct revenues	$1,172,510	$1,070,741	$101,769	9.5%
Environmental Services direct revenues for the three months ended March 31, 2024 increased $101.8 million from the comparable period in 2023 due to growth across our service lines coupled with incremental revenues from recent acquisitions. Technical services revenue increased $41.0 million with contributions across our portfolio of waste disposal services. Higher pricing of our disposal services more than offset a 1% decrease in utilization, which was 79% for the three months ended March 31, 2024. Revenue from our industrial services operations grew $23.0 million due to contributions from the acquisition of Thompson Industrial which did not close until March 31, 2023. Revenues for Safety-Kleen core service offerings grew by $20.9 million from the comparable period in 2023 due to improved pricing and greater demand for our containerized waste, parts washer and vacuum services. Field and emergency response service revenues increased $15.4 million from the comparable period in 2023 driven by incremental revenue from the HEPACO acquisition along with overall growth in core service offerings.
Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Direct revenues	$204,083	$236,539	$(32,456)	(13.7)%
In the three months ended March 31, 2024, SKSS direct revenues decreased $32.5 million from the comparable period in 2023 largely due to a $28.0 million reduction in revenues from base oil sales driven primarily by lower pricing and, to a lesser extent, lower volumes sold. Revenue from the sale of recycled fuel oil and refinery by-products also decreased $9.6 million from the comparable period while revenues from contract packaging decreased $5.7 million. These decreases were partially offset by a $9.6 million increase in revenues from blended oil sales as higher volumes sold outpaced lower pricing. Revenues from the collection of used oil increased $4.3 million driven by higher pricing for these services.
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience inflationary pressures across several cost categories, but most notably related to internal and external labor, transportation, maintenance costs, and energy related costs. We aim to manage these increases through constant cost monitoring and a focus on cost saving areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the negative inflationary impacts on our margins.
We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications and expansion at our facilities while also leveraging certain fixed costs of our operating infrastructure. We invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions, while also continuing to optimize our management and operating structure in an effort to manage our operating margins.

Environmental Services

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Cost of revenues	$812,898	$753,360	$59,538	7.9%
As a % of Direct revenues	69.3%	70.4%	(1.1)%
Environmental Services cost of revenues for the three months ended March 31, 2024 increased $59.5 million from the comparable period in 2023, however as a percentage of revenues decreased 1.1% resulting in improved margins of the segment. Commensurate with the revenue growth in the business, labor and benefit related costs increased $33.7 million, equipment and supply costs increased $14.4 million and external transportation, vehicle and fuel related costs increased $7.0 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. Overall, the growth of revenue outpaced cost increases in all major cost categories, which we believe exhibits the strong operating leverage of the segment.
Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Cost of revenues	$154,887	$175,857	$(20,970)	(11.9)%
As a % of Direct revenues	75.9%	74.3%	1.6%
SKSS cost of revenues for the three months ended March 31, 2024 decreased $21.0 million from the comparable period in 2023 but as a percentage of revenues, increased by 1.6% driven by the reduced revenues discussed above. Overall costs of materials including oil additives and other raw materials decreased by $24.6 million mainly driven by lower cost of obtaining used oil through our oil collection services. Partially offsetting these cost decreases were increases in labor and benefit related costs of $1.3 million.
Selling, General and Administrative Expenses
We strive to manage our selling, general and administrative (“SG&A”) expenses commensurate with the overall performance of our segments and corresponding revenue levels. We believe our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
Environmental Services

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
SG&A expenses	$95,137	$89,036	$6,101	6.9%
As a % of Direct revenues	8.1%	8.3%	(0.2)%
Environmental Services SG&A expenses for the three months ended March 31, 2024 increased $6.1 million from the comparable period in 2023, however, remained relatively consistent as a percentage of segment revenues, continuing our trend of leveraging our SG&A base in the midst of revenue growth discussed above. Overall, investments in our employees led to higher labor and benefits related costs of $5.8 million in the three months ended March 31, 2024, partially offset by reductions across several other cost categories.

Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
SG&A expenses	$19,496	$19,219	$277	1.4%
As a % of Direct revenues	9.6%	8.1%	1.5%
SKSS SG&A expenses for the three months ended March 31, 2024 remained relatively consistent with the prior period. However, as a percentage of revenues, increased 1.5% from the prior period, mainly due to the revenue reductions discussed above.
Corporate Items

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
SG&A expenses	$67,235	$58,498	$8,737	14.9%
As a % of Total Company Direct revenues	4.9%	4.5%	0.4%
Corporate SG&A expenses for the three months ended March 31, 2024 increased $8.7 million from the comparable period in 2023 and remained relatively consistent as a percentage of total Clean Harbors’ direct revenues when compared to the same period in the prior year. In general, these cost increases in 2024 as compared to 2023 were due to higher labor and benefits related expenses of $6.6 million, which includes certain acquisition related severance costs, as well as a $1.5 million increase in legal costs and other professional fees.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles (“GAAP”). We define Adjusted EBITDA as net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other (expense) income, net. Adjusted EBITDA is not calculated identically by all companies and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.
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

The following table presents Adjusted EBITDA as well as Adjusted EBITDA as a percent of Direct Revenues by segment (in thousands, except percentages):

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Adjusted EBITDA:
Environmental Services	$264,475	$228,345	$36,130	15.8%
Safety-Kleen Sustainability Solutions	29,700	41,463	(11,763)	(28.4)
Corporate Items	(64,080)	(54,670)	(9,410)	(17.2)
Total	$230,095	$215,138	$14,957	7.0%
Adjusted EBITDA as a % of Direct Revenues (1):
Environmental Services	22.6%	21.3%	1.3%
Safety-Kleen Sustainability Solutions	14.6%	17.5%	(2.9)%
Corporate Items	(4.7)%	(4.2)%	(0.5)%
Total	16.7%	16.5%	0.2%
______________
(1) Environmental Services and SKSS calculated as a percentage of individual segment revenues. Corporate Items calculated as a percentage of total Company revenues.
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	Three Months Ended
	March 31,
	2024	2023
Net income	$69,832	$72,401
Accretion of environmental liabilities	3,217	3,407
Stock-based compensation	6,338	6,018
Depreciation and amortization	95,065	84,758
Other expense (income), net	1,141	(116)
Loss on early extinguishment of debt	—	2,362
Interest expense, net of interest income	28,539	20,632
Provision for income taxes	25,963	25,676
Adjusted EBITDA	$230,095	$215,138
As a % of Direct revenues	16.7%	16.5%
Depreciation and Amortization

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$82,215	$72,032	$10,183	14.1%
Permits and other intangibles amortization	12,850	12,726	124	1.0
Total depreciation and amortization	$95,065	$84,758	$10,307	12.2%
Depreciation and amortization for the three months ended March 31, 2024 increased by $10.3 million from the comparable period in 2023 due to the depreciation of assets placed in service including the incremental assets acquired in the Thompson Industrial acquisition which occurred on March 31, 2023.

Loss on Early Extinguishment of Debt

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Loss on early extinguishment of debt	$—	$(2,362)	$2,362	(100.0)%
During the three months ended March 31, 2023, we recorded a $2.4 million loss on early extinguishment of debt in connection with the repayment of outstanding debt due in 2024.
Interest Expense, Net of Interest Income

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Interest expense, net of interest income	$28,539	$20,632	$7,907	38.3%
Interest expense, net of interest income for the three months ended March 31, 2024 increased $7.9 million from the comparable period in 2023.
For the three months ended March 31, 2023, interest expense, net of interest income included an $8.3 million benefit recognized from settling interest rate swaps in that prior year period. Absent this benefit, interest expense, net of interest income decreased slightly compared to 2023 aided by higher interest income.
As of March 31, 2024, the effective interest rate on our debt was 5.7%. For additional information regarding the financing events during 2024 and our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	Three Months Ended
	March 31,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change
Provision for income taxes	$25,963	$25,676	$287	1.1%
Effective tax rate	27.1%	26.2%	0.9%
For the three months ended March 31, 2024, the provision for income taxes remained relatively consistent with the prior period, as did our effective tax rate.
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

Summary of Cash Flow Activity

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash from operating activities	$18,549	$28,008
Net cash used in investing activities	(609,873)	(197,934)
Net cash from (used in) financing activities	486,019	(18,445)
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2024 was $18.5 million as compared to $28.0 million in the comparable period of 2023. This $9.5 million decrease in operating cash flows was attributable to increased working capital balances and higher interest paid partially offset by lower taxes paid.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2024 was $609.9 million, an increase of $411.9 million from the comparable period in 2023. Cash used for acquisitions increased $366.8 million due to the acquisition of HEPACO as well as smaller acquisitions completed during the three months ended March 31, 2024. In 2023 the cash used for acquisitions was $108.5 million due to the acquisition of Thompson Industrial. Property, plant and equipment, net of proceeds from the sale and disposal of fixed assets increased $57.1 million, largely driven by $15.1 million spent on the Baltimore, Maryland strategic project, an increase of $7.5 million in capital spending for our new incinerator construction in Kimball, Nebraska and other investments in vehicles and equipment for our operations. The remaining change in net cash used in investing activities was due to the timing of transactions within our wholly owned captive insurance company which resulted in a $2.1 million cash inflow in the three months ended March 31, 2024 as compared to a $9.2 million cash outflow in the three months ended 2023.
Net cash from (used in) financing activities
Net cash from financing activities for the three months ended March 31, 2024 was $486.0 million, as compared to net cash used in financing activities of $18.4 million for the three months ended March 31, 2023. The primary drivers of this change were the incurrence of additional term loans net of discount and deferred financing costs paid of $494.7 million. Partially offsetting this, the Company spent $2.0 million more for repurchases of common stock compared to 2023.
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measure of liquidity which provides useful information to both management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We believe that adjusted free cash flow should be viewed only as a supplement to the GAAP financial information. We define adjusted free cash flow as net cash from operating activities excluding cash impacts of items derived from non-operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash from operating activities	$18,549	$28,008
Additions to property, plant and equipment	(137,913)	(81,686)
Proceeds from sale and disposal of fixed assets	1,008	1,855
Adjusted free cash flow	$(118,356)	$(51,823)

Summary of Capital Resources
At March 31, 2024, cash and cash equivalents and marketable securities totaled $442.6 million, compared to $550.8 million at December 31, 2023. At March 31, 2024, cash and cash equivalents held by our Canadian subsidiaries totaled $56.0 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $386.6 million at March 31, 2024. Our U.S. operations had net operating cash inflows of $27.5 million for the three months ended March 31, 2024.
We also maintain a $400.0 million revolving credit facility of which, as of March 31, 2024, approximately $268.0 million was available to borrow under the facility, with letters of credit of $132.0 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first three months of 2024 was $137.9 million as compared to $81.7 million during the first three months of 2023 mainly driven by the purchase of the Baltimore facility discussed below, incremental spend on the Kimball incinerator and additional investment in our fleet and equipment. We anticipate that 2024 capital spending, net of disposals, will be in the range of $400.0 million to $430.0 million. This projected amount is inclusive of capital expenditures of approximately $65.0 million to finish the Kimball, Nebraska incinerator project and approximately $20.0 million for a strategic project in Baltimore, Maryland.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
During the first three months of 2024, capital spending on the construction of our new incinerator at our Kimball, Nebraska facility was approximately $20.5 million. Total spending on the project as of March 31, 2024 was $155.2 million. We expect the remaining spending for this project to be approximately $51.7 million and we anticipate it will be complete in late 2024. Additionally, capital spending on the strategic project in Baltimore, Maryland was approximately $15.1 million for the purchase of the facility and we expect to incur an additional $5.0 million relative to this project during the remainder of 2024.
Financing Arrangements
As of March 31, 2024, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $1,476.2 million of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. As noted above, we also maintain our $400.0 million revolving credit facility with no amounts owed as of March 31, 2024.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
As of March 31, 2024, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
In 2023 our Board of Directors authorized a $500.0 million expansion of the Company’s existing share repurchase program for a total authorization of $1.1 billion under the expanded plan. During the three months ended March 31, 2024 and March 31, 2023, the Company repurchased and retired a total of 27,265 and 22,250 shares, respectively, of the Company’s common stock for total expenditures of approximately $5.0 million and $3.0 million, respectively.
Through March 31, 2024, the Company has repurchased and retired a total of approximately 8.6 million shares of its common stock for approximately $550.9 million under the expanded plan, and as of March 31, 2024, an additional $549.1 million remained available for repurchase of shares.

Environmental Liabilities

(in thousands, except percentages)	March 31, 2024	December 31, 2023	Change	% Change
Closure and post-closure liabilities	$119,572	$118,600	$972	0.8%
Remedial liabilities	109,786	111,243	(1,457)	(1.3)
Total environmental liabilities	$229,358	$229,843	$(485)	(0.2)%
Total environmental liabilities as of March 31, 2024 were $229.4 million, relatively consistent with the balance as of December 31, 2023. During the three months ended March 31, 2024, expenditures of $4.7 million were partially offset by accretion of $3.2 million and changes in estimates for the environmental liabilities of $1.0 million.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of March 31, 2024, there were $132.0 million outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
There were no material changes in the first three months of 2024 to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first three months of 2024 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1, 2024 through January 31, 2024	198	$174.51	—	$554,101
February 1, 2024 through February 29, 2024	31,784	180.64	23,700	549,755
March 1, 2024 through March 31, 2024	12,211	182.92	3,565	549,101
Total	44,193	$181.24	27,265
________________
(1)    Includes 16,928 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company’s equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the Company’s stock repurchase program includes the commissions paid to brokers.
(3)    In 2023 our Board of Directors authorized a $500.0 million expansion of the Company’s existing share repurchase program. As of March 31, 2024, the amount available for repurchase under the expanded plan is $549.1 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2024, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.     OTHER INFORMATION
During the quarter ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Item No.	Description	Location
10.1	Incremental Facility Amendment No. 5 to Credit Agreement, dated as of March 22, 2024, to Credit Agreement dated as of June 30, 2017, as previously amended, among Clean Harbors, Inc., as the Borrower, each of the entities listed as an Incremental Lender on the signature pages thereto, Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent, and the other Loan Parties party thereto.	(1)

10.2	Second Amendment, dated as of March 22, 2024 to Sixth Amended and Restated Credit Agreement dated as of October 28, 2020, as amended, among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent and the Lenders party thereto.	(2)

31.1	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg	Filed herewith

31.3	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)	Filed herewith
_______________________
(1)    Incorporated by reference to Exhibit 4.43G to the Company's Current Report on Form 8-K filed on March 25, 2024.
(2)    Incorporated by reference to Exhibit 4.34 3 to the Company's Current Report on Form 8-K filed on March 25, 2024.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	May 1, 2024

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	May 1, 2024

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	May 1, 2024