Form 10-Q
period 2024-06-30
CLEAN HARBORS INC
filed 2024-07-31
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 26, 2024 was 53,972,593.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$401,992	$444,698
Short-term marketable securities	91,294	106,101
Accounts receivable, net of allowances aggregating $50,639 and $42,209, respectively	1,089,832	983,111
Unbilled accounts receivable	187,148	107,859
Inventories and supplies	365,356	327,511
Prepaid expenses and other current assets	93,440	82,939
Total current assets	2,229,062	2,052,219
Property, plant and equipment, net	2,408,647	2,193,318
Other assets:
Operating lease right-of-use assets	214,858	187,060
Goodwill	1,482,085	1,287,736
Permits and other intangibles, net	727,463	602,797
Other long-term assets	74,833	59,739
Total other assets	2,499,239	2,137,332
Total assets	$7,136,948	$6,382,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,102	$10,000
Accounts payable	447,940	451,806
Deferred revenue	108,035	95,230
Accrued expenses and other current liabilities	392,708	397,157
Current portion of closure, post-closure and remedial liabilities	31,954	26,914
Current portion of operating lease liabilities	65,901	56,430
Total current liabilities	1,061,640	1,037,537
Other liabilities:
Closure and post-closure liabilities, less current portion of $15,813 and $13,556, respectively	103,299	105,044
Remedial liabilities, less current portion of $16,141 and $13,358, respectively	95,458	97,885
Long-term debt, less current portion	2,775,837	2,291,717
Operating lease liabilities, less current portion	152,328	131,743
Deferred tax liabilities	360,861	353,107
Other long-term liabilities	145,804	118,330
Total other liabilities	3,633,587	3,097,826
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,930,201 and 53,929,703 shares, respectively	539	539
Additional paid-in capital	459,982	459,728
Accumulated other comprehensive loss	(184,490)	(175,339)
Retained earnings	2,165,690	1,962,578
Total stockholders’ equity	2,441,721	2,247,506
Total liabilities and stockholders’ equity	$7,136,948	$6,382,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Service revenues	$1,288,370	$1,159,090	$2,440,228	$2,212,323
Product revenues	264,349	238,810	489,186	492,964
Total revenues	1,552,719	1,397,900	2,929,414	2,705,287
Cost of revenues: (exclusive of items shown separately below)
Service revenues	850,391	771,600	1,666,740	1,523,195
Product revenues	185,151	175,912	339,872	355,831
Total cost of revenues	1,035,542	947,512	2,006,612	1,879,026
Selling, general and administrative expenses	197,876	167,382	379,744	334,135
Accretion of environmental liabilities	3,304	3,486	6,521	6,893
Depreciation and amortization	100,504	89,697	195,569	174,455
Income from operations	215,493	189,823	340,968	310,778
Other expense, net	(167)	(1,283)	(1,308)	(1,167)
Loss on early extinguishment of debt	—	—	—	(2,362)
Interest expense, net of interest income of $4,352, $2,001, $7,866, and $4,956, respectively	(36,449)	(30,072)	(64,988)	(50,704)
Income before provision for income taxes	178,877	158,468	274,672	256,545
Provision for income taxes	45,597	42,702	71,560	68,378
Net income	$133,280	$115,766	$203,112	$188,167
Earnings per share:
Basic	$2.47	$2.14	$3.77	$3.48
Diluted	$2.46	$2.13	$3.75	$3.46
Shares used to compute earnings per share - Basic	53,932	54,092	53,931	54,084
Shares used to compute earnings per share - Diluted	54,248	54,448	54,231	54,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$133,280	$115,766	$203,112	$188,167
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(8)	44	(92)	218
Unrealized gain on fair value of interest rate hedges	3,106	12,556	11,767	7,727
Reclassification adjustment for interest rate hedge amounts realized in net income	(3,721)	(4,930)	(7,454)	(9,054)
Reclassification adjustment for settlement of interest rate hedges	—	—	—	(5,905)
Pension adjustments	9	(7)	28	(7)
Foreign currency translation adjustments	(4,250)	7,898	(13,400)	8,236
Other comprehensive (loss) income, net of tax	(4,864)	15,561	(9,151)	1,215
Comprehensive income	$128,416	$131,327	$193,961	$189,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$203,112	$188,167
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	195,569	174,455
Allowance for doubtful accounts	4,349	1,209
Amortization of deferred financing costs and debt discount	2,937	2,718
Accretion of environmental liabilities	6,521	6,893
Changes in environmental liability estimates	3,963	387
Deferred income taxes	(88)	(356)
Other expense, net	1,308	1,167
Stock-based compensation	14,853	10,518
Loss on early extinguishment of debt	—	2,362
Environmental expenditures	(9,934)	(16,323)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(116,307)	(5,659)
Inventories and supplies	(28,673)	(1,111)
Other current and long-term assets	(28,870)	(22,749)
Accounts payable	(12,418)	(78,139)
Other current and long-term liabilities	(1,728)	(27,966)
Net cash from operating activities	234,594	235,573
Cash flows used in investing activities:
Additions to property, plant and equipment	(273,023)	(204,298)
Proceeds from sale and disposal of fixed assets	4,295	2,944
Acquisitions, net of cash acquired	(477,201)	(120,636)
Proceeds from sale of business	750	—
Additions to intangible assets including costs to obtain or renew permits	(1,868)	(1,114)
Purchases of available-for-sale securities	(55,318)	(74,451)
Proceeds from sale of available-for-sale securities	71,695	50,290
Net cash used in investing activities	(730,670)	(347,265)
Cash flows from (used in) financing activities:
Change in uncashed checks	(1,868)	2,392
Tax payments related to withholdings on vested restricted stock	(4,599)	(4,335)
Repurchases of common stock	(10,215)	(8,001)
Deferred financing costs paid	(8,148)	(6,346)
Payments on finance leases	(11,491)	(7,588)
Principal payments on debt	(7,551)	(618,975)
Proceeds from issuance of debt, net of discount	499,375	500,000
Borrowing from revolving credit facility	—	114,000
Payment on revolving credit facility	—	(114,000)
Net cash from (used in) financing activities	455,503	(142,853)
Effect of exchange rate change on cash	(2,133)	718
Decrease in cash and cash equivalents	(42,706)	(253,827)
Cash and cash equivalents, beginning of period	444,698	492,603
Cash and cash equivalents, end of period	$401,992	$238,776
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$74,079	$49,257
Income taxes paid, net of refunds	70,307	92,494
Non-cash investing activities:
Property, plant and equipment accrued	28,315	26,427
ROU assets obtained in exchange for operating lease liabilities	49,420	38,474
ROU assets obtained in exchange for finance lease liabilities	45,174	13,992
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2024	53,930	$539	$459,728	$(175,339)	$1,962,578	$2,247,506
Net income	—	—	—	—	69,832	69,832
Other comprehensive loss	—	—	—	(4,287)	—	(4,287)
Stock-based compensation	—	—	6,338	—	—	6,338
Issuance of common stock for restricted share vesting, net of employee tax withholdings	23	—	(3,052)	—	—	(3,052)
Repurchases of common stock	(27)	—	(5,000)	—	—	(5,000)
Balance at March 31, 2024	53,926	539	458,014	(179,626)	2,032,410	2,311,337
Net income	—	—	—	—	133,280	133,280
Other comprehensive loss	—	—	—	(4,864)	—	(4,864)
Stock-based compensation	—	—	8,515	—	—	8,515
Issuance of common stock for restricted share vesting, net of employee tax withholdings	27	—	(1,547)	—	—	(1,547)
Repurchases of common stock	(23)	—	(5,000)	—	—	(5,000)
Balance at June 30, 2024	53,930	$539	$459,982	$(184,490)	$2,165,690	$2,441,721

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2023	54,065	$541	$504,240	$(167,181)	$1,584,722	$1,922,322
Net income	—	—	—	—	72,401	72,401
Other comprehensive loss	—	—	—	(14,346)	—	(14,346)
Stock-based compensation	—	—	6,018	—	—	6,018
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(3,351)	—	—	(3,351)
Repurchases of common stock	(22)	—	(3,000)	—	—	(3,000)
Balance at March 31, 2023	54,092	541	503,907	(181,527)	1,657,123	1,980,044
Net income	—	—	—	—	115,766	115,766
Other comprehensive income	—	—	—	15,561	—	15,561
Stock-based compensation	—	—	4,500	—	—	4,500
Issuance of common stock for restricted share vesting, net of employee tax withholdings	34	—	(984)	—	—	(984)
Repurchases of common stock	(36)	—	(5,001)	—	—	(5,001)
Balance at June 30, 2023	54,090	$541	$502,422	$(165,966)	$1,772,889	$2,109,886

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the Company’s annual period beginning January 1, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The requirements of this ASU are disclosure related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its reportable segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures related to the tax rate reconciliation and income taxes paid. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The requirements of this ASU are disclosure related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material Scope 1 and Scope 2 greenhouse gas emissions. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective on a phased-in timeline beginning with the year ended December 31, 2025. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. The Company is currently evaluating the final rule to determine its impact on the Company’s consolidated financial statements and disclosures.

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
The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	Three Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,175,328	$232,789	$99	$1,408,216
Canada	121,970	22,533	—	144,503
Total third-party revenues	$1,297,298	$255,322	$99	$1,552,719

Sources of Revenue
Technical Services	$443,668	$—	$—	$443,668
Industrial Services and Other	359,471	—	99	359,570
Field and Emergency Response Services	252,893	—	—	252,893
Safety-Kleen Environmental Services	241,266	58,421	—	299,687
Safety-Kleen Oil	—	196,901	—	196,901
Total third-party revenues	$1,297,298	$255,322	$99	$1,552,719

	Three Months Ended June 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,041,739	$212,994	$116	$1,254,849
Canada	119,743	23,308	—	143,051
Total third-party revenues	$1,161,482	$236,302	$116	$1,397,900

Sources of Revenue
Technical Services	$389,908	$—	$—	$389,908
Industrial Services and Other	399,545	—	116	399,661
Field and Emergency Response Services	154,359	—	—	154,359
Safety-Kleen Environmental Services	217,670	62,452	—	280,122
Safety-Kleen Oil	—	173,850	—	173,850
Total third-party revenues	$1,161,482	$236,302	$116	$1,397,900

	Six Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,228,786	$426,701	$201	$2,655,688
Canada	229,791	43,935	—	273,726
Total third-party revenues	$2,458,577	$470,636	$201	$2,929,414

Sources of Revenue
Technical Services	$851,159	$—	$—	$851,159
Industrial Services and Other	718,868	—	201	719,069
Field and Emergency Response Services	416,362	—	—	416,362
Safety-Kleen Environmental Services	472,188	111,442	—	583,630
Safety-Kleen Oil	—	359,194	—	359,194
Total third-party revenues	$2,458,577	$470,636	$201	$2,929,414

	Six Months Ended June 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,000,323	$434,765	$223	$2,435,311
Canada	222,141	47,835	—	269,976
Total third-party revenues	$2,222,464	$482,600	$223	$2,705,287

Sources of Revenue
Technical Services	$756,417	$—	$—	$756,417
Industrial Services and Other	735,924	—	223	736,147
Field and Emergency Response Services	302,445	—	—	302,445
Safety-Kleen Environmental Services	427,678	112,011	—	539,689
Safety-Kleen Oil	—	370,589	—	370,589
Total third-party revenues	$2,222,464	$482,600	$223	$2,705,287
Contract Balances

(in thousands)	June 30, 2024	December 31, 2023
Receivables	$1,089,832	$983,111
Contract assets (unbilled receivables)	187,148	107,859
Contract liabilities (deferred revenue)	108,035	95,230

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

(4) BUSINESS COMBINATIONS
2024 Acquisitions
On March 22, 2024, the Company completed its acquisition of Hepaco Blocker, Inc. and its subsidiaries (collectively, “HEPACO”) for an all-cash purchase price of $395.6 million, net of cash acquired and subject to final settlement of working capital balances. The operations of HEPACO expand the Environmental Services segment’s field services business.

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

	At Acquisition Date As Reported March 31, 2024	Measurement Period Adjustments	At Acquisition Date As Reported June 30, 2024
Accounts receivable, including unbilled receivables	$68,496	$3,427	$71,923
Inventories and supplies	1,574	(1,028)	546
Prepaid expenses and other current assets	5,221	(94)	5,127
Property, plant and equipment	45,453	—	45,453
Permits and other intangibles	130,000	500	130,500
Operating lease right-of-use assets	9,385	—	9,385
Other long-term assets	2,660	—	2,660
Accrued expenses and other current liabilities	(43,966)	(1,096)	(45,062)
Current portion of operating lease liabilities	(2,758)	—	(2,758)
Operating lease liabilities, less current portion	(6,627)	—	(6,627)
Deferred tax liabilities	(8,916)	—	(8,916)
Other long-term liabilities	(374)	—	(374)
Total identifiable net assets	200,148	1,709	201,857
Goodwill	195,265	(1,553)	193,712
Total purchase price	$395,413	$156	$395,569
Other intangible assets acquired include customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between 7 and 20 years with a weighted average useful life of approximately 19 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended June 30, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the unaudited consolidated financial statements of the Company.
On March 1, 2024, the Company acquired Noble Oil Services, Inc and its subsidiaries (collectively, “Noble Oil”) for an all-cash purchase price of $68.7 million, net of cash acquired. The Company settled working capital for this acquisition in the second quarter of 2024 and adjusted the purchase price accordingly. The acquisition of Noble Oil expands the SKSS segment’s oil collection operations in the southeastern region of the United States while also adding incremental production from the re-refinery owned and operated by the acquired company.

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

	At Acquisition Date As Reported March 31, 2024	Measurement Period Adjustments	At Acquisition Date As Reported June 30, 2024
Accounts receivable, including unbilled receivables	5,693	141	5,834
Inventories and supplies	6,817	(219)	6,598
Prepaid expenses and other current assets	423	(16)	407
Property, plant and equipment	38,914	3,514	42,428
Permits and other intangibles	20,200	—	20,200
Operating lease right-of-use assets	3,615	—	3,615
Other long-term assets	92	—	92
Accrued expenses and other current liabilities	(8,990)	96	(8,894)
Current portion of operating lease liabilities	(1,823)	—	(1,823)
Operating lease liabilities, less current portion	(1,792)	—	(1,792)
Total identifiable net assets	63,149	3,516	66,665
Goodwill	5,744	(3,667)	2,077
Total purchase price	$68,893	$(151)	$68,742
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
The operations included in the Company’s financial statements for the period ended June 30, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the unaudited consolidated financial statements of the Company.
2023 Acquisition
On March 31, 2023, the Company acquired Thompson Industrial Services, LLC (“Thompson Industrial”) for an all-cash purchase price of $110.9 million, net of cash acquired. The operations of Thompson Industrial expand the Environmental Services segment’s industrial service operations in the southeastern region of the United States.

The Company finalized the purchase accounting for this acquisition in the first quarter of 2024. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of March 31, 2023. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2023	Measurement Period Adjustments	Final Allocation As Reported June 30, 2024
Accounts receivable, including unbilled receivables	$25,233	$(73)	$25,160
Inventories and supplies	228	—	228
Prepaid expenses and other current assets	1,302	—	1,302
Property, plant and equipment	26,719	—	26,719
Permits and other intangibles	28,900	—	28,900
Operating lease right-of-use assets	4,716	—	4,716
Other long-term assets	72	—	72
Accrued expenses and other current liabilities	(10,385)	(145)	(10,530)
Current portion of operating lease liabilities	(1,653)	—	(1,653)
Operating lease liabilities, less current portion	(3,063)	—	(3,063)
Other long-term liabilities	(560)	—	(560)
Total identifiable net assets	71,509	(218)	71,291
Goodwill	39,346	218	39,564
Total purchase price	$110,855	$—	$110,855
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

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Supplies	$193,226	$177,217
Oil and oil related products	139,870	118,600
Solvent and solutions	13,679	11,795
Other	18,581	19,899
Total inventories and supplies	$365,356	$327,511
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$184,045	$174,891
Asset retirement costs (non-landfill)	27,127	27,167
Landfill assets	253,401	253,180
Buildings and improvements (1)	647,529	630,525
Vehicles (2)	1,396,240	1,276,567
Equipment (3)	2,436,769	2,388,370
Construction in progress	288,007	213,601
	5,233,118	4,964,301
Less - accumulated depreciation and amortization	2,824,471	2,770,983
Total property, plant and equipment, net	$2,408,647	$2,193,318
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $205.8 million and $151.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $86.5 million and $168.7 million for the three and six months ended June 30, 2024, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $77.2 million and $149.2 million for the three and six months ended June 30, 2023, respectively. The Company recorded $2.9 million and $5.3 million of capitalized interest during the three and six months ended June 30, 2024, respectively. The Company recorded $1.4 million and $2.7 million of capitalized interest during the three and six months ended June 30, 2023, respectively. Capitalized interest in the periods presented is primarily attributable to the construction of a new incinerator in Kimball, Nebraska.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2024 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2024	$1,112,013	$175,723	$1,287,736
Increase from current period acquisitions	193,712	2,077	195,789
Measurement period adjustments from prior period acquisitions	218	—	218
Foreign currency translation	(1,181)	(477)	(1,658)
Balance at June 30, 2024	$1,304,762	$177,323	$1,482,085
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended June 30, 2024, no such triggering events were identified.
As of June 30, 2024 and December 31, 2023, the Company’s intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$192,138	$121,085	$71,053	$191,747	$117,556	$74,191
Customer and supplier relationships	706,721	244,082	462,639	604,994	258,879	346,115
Other intangible assets	114,078	40,281	73,797	100,068	37,862	62,206
Total amortizable permits and other intangible assets	1,012,937	405,448	607,489	896,809	414,297	482,512
Trademarks and trade names	119,974	—	119,974	120,285	—	120,285
Total permits and other intangible assets	$1,132,911	$405,448	$727,463	$1,017,094	$414,297	$602,797

Amortization expense of permits, customer and supplier relationships and other intangible assets was $14.0 million and $26.9 million in the three and six months ended June 30, 2024, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.5 million and $25.2 million in the three and six months ended June 30, 2023, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2024 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2024 (six months)	$27,418
2025	52,546
2026	50,657
2027	48,576
2028	47,260
Thereafter	381,032
$607,489

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued insurance	$102,754	$107,658
Accrued compensation and benefits	101,056	113,236
Accrued income, real estate, sales and other taxes	51,163	44,752
Accrued interest	33,655	33,857
Accrued other	104,080	97,654
	$392,708	$397,157

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2024 through June 30, 2024 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2024	$59,443	$59,157	$118,600
New asset retirement obligations	947	—	947
Accretion	2,415	2,185	4,600
Changes in estimates recorded to consolidated statement of operations	—	(182)	(182)
Changes in estimates recorded to consolidated balance sheet	46	51	97
Expenditures	(2,701)	(1,963)	(4,664)
Currency translation and other	(160)	(126)	(286)
Balance at June 30, 2024	$59,990	$59,122	$119,112
In the six months ended June 30, 2024, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2024 through June 30, 2024 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2024	$1,880	$60,277	$49,086	$111,243
Accretion	44	1,134	743	1,921
Changes in estimates recorded to consolidated statement of operations	15	713	3,417	4,145
Expenditures	(26)	(1,801)	(3,443)	(5,270)
Currency translation and other	—	(9)	(431)	(440)
Balance at June 30, 2024	$1,913	$60,314	$49,372	$111,599
In the six months ended June 30, 2024, changes in estimates for remedial liabilities included a $2.9 million reserve increase related to new information on the ultimate remediation of an existing Superfund site.

(11) FINANCING ARRANGEMENTS
Long-Term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	June 30, 2024	December 31, 2023
Secured senior term loans	$15,102	$10,000

Long-Term Debt:
Secured senior term loans due October 8, 2028	1,457,347	970,000
Unsecured senior notes, at 4.875%, due July 15, 2027 (“2027 Notes”)	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Long-term debt, at par	$2,802,347	$2,315,000
Unamortized debt issuance costs and discount	(26,510)	(23,283)
Long-term debt, at carrying value	$2,775,837	$2,291,717
Financing Activities
The Company’s significant financing arrangements are described in Note 12, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and, other than as noted below, there have been no material changes to the arrangements described therein.
On June 28, 2024, the Company and one of the Company’s Canadian subsidiaries (the “Canadian Borrower”) entered into a seventh amended and restated credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A. (“BofA”), as administrative agent, and the lenders party to the Amended Credit Agreement. The Amended Credit Agreement amends and restates the sixth amended and restated credit agreement dated October 28, 2020 (the “Prior Credit Agreement”).
Under the Amended Credit Agreement, the Company has the right to obtain revolving loans and letters of credit for a combined maximum of up to $550.0 million (with a sub-limit of $250.0 million for letters of credit) and the Canadian Borrower has the right to obtain revolving loans and letters of credit for a combined maximum of up to $50.0 million. The maximum borrowing amount of $600.0 million under the Amended Credit Agreement, increased from $400.0 million under the Prior Credit Agreement.
Borrowings by the Company under the Amended Credit Agreement will bear interest at the Company’s option, at either (i) the sum of Term SOFR plus a SOFR Adjustment of 0.1% plus 1.5% per annum, or (ii) the U.S. Base Rate, plus 0.5% per annum, and borrowings by the Canadian Borrower will bear interest, at the Company’s option, at either (i) the sum of Term CORRA plus a Term CORRA adjustment of either 0.29547% or 0.32138% for the one or three month interest period respectively, plus 1.5% per annum, (ii) the Canadian Prime Rate, plus 0.5% per annum, or (iii) the Canadian Base Rate, plus 0.5% per annum, as those terms are defined in the Amended Credit Agreement. Other terms under the Amended Credit Agreement are substantially the same as under the Prior Credit Agreement. Subject to certain customary conditions, the facility will expire on June 28, 2029.
The Company had no outstanding loan balance as of the under the Amended Credit Agreement as of the date of the amendment discussed above, June 30, 2024 or December 31, 2023. As of June 30, 2024, the Company had $463.5 million available to borrow under the revolving credit facility and outstanding letters of credit were $136.5 million.
On March 22, 2024, the Company and substantially all of the Company’s domestic subsidiaries entered into Incremental Facility Amendment No. 5 to the Company’s existing Credit Agreement, dated as of June 30, 2017 (“Term Loan Agreement”). Incremental Facility Amendment No. 5 provided for the incurrence of additional term loans (the “2024 Incremental Term Loans”) under the Term Loan Agreement in the aggregate principal amount of $500.0 million. Proceeds from the issuance of the 2024 Incremental Term Loans were $491.2 million after debt discount and debt issuance costs, and were used to fund the acquisition of HEPACO, with the excess increasing the Company’s cash balances. The 2024 Incremental Term Loans are in addition to the aggregate of $980.0 million of term loans (the “Existing Term Loans”) which were outstanding prior to the issuance of the 2024 Incremental Term Loans. Both the 2024 Incremental Term Loans and the Existing Term Loans (collectively referred to as the “2028 Term Loans”) will mature on October 8, 2028, and may be prepaid at any time without premium or penalty other than customary breakage costs or if the Company engages in certain repricing transactions before September 22, 2024, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the 2028 Term Loans are guaranteed by substantially all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.
The 2028 Term Loans bear interest, at the Company’s election, at either of the following rates: (a) the sum of the Term SOFR Rate (as defined in the Term Loan Agreement) plus 0.11448% (the one-month Term SOFR adjustment) plus a 1.75% margin per annum, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 0.75% margin per annum. The Term SOFR rate is subject to a floor of 0.00% and the Base Rate is subject to a floor of 1.00%. The Company has elected one-month Term SOFR for interest payments on that debt; however, the Term Loan Agreement provides for Term SOFR adjustments for other interest periods. Interest on the 2028 Term Loans is paid monthly with interest payments on the 2024 Incremental Term Loan portion commencing in April 2024.
As of June 30, 2024 and December 31, 2023, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.8 billion and $2.3 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
As of June 30, 2024, after taking into account the interest rate swaps discussed under the “Cash Flow Hedges” header below, the Company’s variable rate debt consisted of $872.4 million of the 2028 Term Loans. The Company’s interest rate on this variable rate debt as of June 30, 2024 was 7.19%.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
The Company has entered into interest rate swap agreements with a notional amount of $600.0 million (“2022 Swaps”) to effectively fix the interest rate on $600.0 million principal of the outstanding Existing Term Loans. The fixed rate on these instruments is 1.9645% and the variable rate is linked to the Term SOFR to mirror the variable interest payments for the Existing Term Loans. Including the 1.75% interest rate margin and the 0.11448% SOFR adjustment for the Existing Term Loans, the effective annual interest rate of this $600.0 million of principal debt is approximately 3.83%. Prior to the phase-out of LIBOR as a referenced rate on June 30, 2023, the fixed rate was 0.931% and the variable rate was linked to LIBOR, again to mirror the LIBOR linked variable interest payments for the Existing Term Loans. With the then 2.00% interest rate margin for the Existing Term Loans, the effective annual interest rate of the $600.0 million of principal debt was 2.931% through June 30, 2023. The 2022 Swaps will expire on September 30, 2027.
At the inception of these instruments, the Company designated the 2022 Swaps as cash flow hedges. As of June 30, 2024, the Company recorded a derivative asset with a fair value of $41.4 million related to the 2022 Swaps. The balance of the derivative asset as of December 31, 2023 was $35.5 million. These assets are included in Other long-term assets on the consolidated balance sheets.

No ineffectiveness has been identified on the 2022 Swaps and, therefore the change in fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the unaudited consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings.

(12) EARNINGS PER SHARE
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$133,280	$115,766	$203,112	$188,167
Denominator:
Weighted-average basic shares outstanding	53,932	54,092	53,931	54,084
Dilutive effect of outstanding stock awards	316	356	300	338
Dilutive shares outstanding	54,248	54,448	54,231	54,422

Basic earnings per share:	$2.47	$2.14	$3.77	$3.48
Diluted earnings per share:	$2.46	$2.13	$3.75	$3.46
The Company included all outstanding performance awards and restricted stock awards in the calculation of diluted earnings per share except as shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Antidilutive restricted stock awards	15	—	26	20
Performance stock awards for which performance criteria was not attained at reporting date	161	106	161	106

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the six months ended June 30, 2024 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2024	$(200,339)	$(4)	$25,891	$(887)	$(175,339)
Other comprehensive (loss) income before reclassifications	(13,400)	(117)	16,119	28	2,630
Amounts reclassified out of accumulated other comprehensive loss	—	—	(10,211)	—	(10,211)
Tax benefit (provision)	—	25	(1,595)	—	(1,570)
Other comprehensive (loss) income	(13,400)	(92)	4,313	28	(9,151)
Balance at June 30, 2024	$(213,739)	$(96)	$30,204	$(859)	$(184,490)
The amount realized in the unaudited consolidated statement of operations during the three and six months ended June 30, 2024 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$5,097	$10,211	Interest expense, net of interest income

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three and six months ended June 30, 2024 was $8.5 million and $14.9 million, respectively. Total stock-based compensation cost recognized for the three and six months ended June 30, 2023 was $4.5 million and $10.5 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2024 was $1.5 million and $2.7 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2023 was $0.6 million and $1.7 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the six months ended June 30, 2024:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	414,623	$114.02
Granted	137,966	185.38
Vested	(55,992)	116.86
Forfeited	(15,780)	134.69
Balance at June 30, 2024	480,817	$133.49
As of June 30, 2024, there was $48.2 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2024 was $7.2 million and $10.9 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2023 was $5.9 million and $8.1 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation and Human Capital Committee of the Company’s Board of Directors prior to or at the date of grant. The performance stock awards are earned based on achieving certain revenue, Adjusted EBITDA Margin, Return on Invested Capital and Total Recordable Incident Rate targets set forth in the applicable award agreements. Performance stock awards include continued service conditions through vesting.
The following table summarizes information about performance stock awards for the six months ended June 30, 2024:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	181,284	$114.10
Granted	79,738	173.45
Vested	(19,589)	104.31
Forfeited	(3,680)	143.59
Balance at June 30, 2024	237,753	$134.36
As of June 30, 2024, there was $10.1 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. No performance awards vested during the three months ended June 30, 2024 and June 30, 2023. The total fair value of performance awards vested during the six months ended June 30, 2024 and June 30, 2023 was $3.7 million and $7.8 million, respectively.

Employee Stock Purchase Plan
On May 22, 2024, the Company’s shareholders approved the Clean Harbors Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a means for eligible employees of the Company to authorize after-tax payroll deductions on a voluntary basis to be used for the periodic purchase of the Company's common stock at a 10% discount to its fair market value. The purchase price paid by the employees will be 90% of the lower of the closing price of the Company's common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. A total of 500,000 shares of common stock are reserved for issuance under the ESPP. As of June 30, 2024, no shares have been issued under the plan.

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
At June 30, 2024 and December 31, 2023, the Company had recorded reserves of $32.6 million and $32.4 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of June 30, 2024 and December 31, 2023, the $32.6 million and $32.4 million, respectively, of reserves consisted of (i) $26.0 million and $25.0 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.6 million and $7.4 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of June 30, 2024, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2024, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. (“Safety-Kleen”), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of June 30, 2024, there were approximately 72 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2024. From January 1, 2024 to June 30, 2024, nine product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.

Superfund Proceedings: The Company has been notified that either the Company or the prior owners of certain facilities the Company has since acquired have been identified as potentially responsible parties (“PRPs”) or potential PRPs of indemnification obligations in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six involve facilities that are now owned or leased by the Company and 125 involve third-party sites which received waste potentially shipped by the Company or the prior owners of certain facilities the Company has since acquired. Of the 125 third-party sites, 30 are now settled, 13 are currently requiring expenditures on remediation and 82 are not currently requiring expenditures on remediation.
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
Of the 125 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has indemnification agreements at a total of 17 sites. These agreements indemnify the Company with respect to any liability at the 17 sites for waste disposed prior to the Company’s acquisition of the former subsidiaries of Waste Management, Inc. and McKesson Corporation which had shipped waste to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for those indemnification agreements discussed, the Company does not have an indemnity agreement with respect to any of the 125 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2024, there was one proceeding for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of December 31, 2023, there were no proceedings for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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

The following tables reconcile third-party revenues to direct revenues for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$1,297,298	$12,085	$1,309,383	$1,161,482	$10,554	$1,172,036
Safety-Kleen Sustainability Solutions	255,322	(12,085)	243,237	236,302	(10,554)	225,748
Corporate Items	99	—	99	116	—	116
Total	$1,552,719	$—	$1,552,719	$1,397,900	$—	$1,397,900

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$2,458,577	$23,316	$2,481,893	$2,222,464	$20,313	$2,242,777
Safety-Kleen Sustainability Solutions	470,636	(23,316)	447,320	482,600	(20,313)	462,287
Corporate Items	201	—	201	223	—	223
Total	$2,929,414	$—	$2,929,414	$2,705,287	$—	$2,705,287
The primary financial measure by which the Company evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Environmental Services	$359,915	$305,622	$624,390	$533,967
Safety-Kleen Sustainability Solutions	51,476	53,415	81,176	94,878
Corporate Items	(83,575)	(71,531)	(147,655)	(126,201)
Total	327,816	287,506	557,911	502,644
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,304	3,486	6,521	6,893
Stock-based compensation	8,515	4,500	14,853	10,518
Depreciation and amortization	100,504	89,697	195,569	174,455
Income from operations	215,493	189,823	340,968	310,778
Other expense, net	167	1,283	1,308	1,167
Loss on early extinguishment of debt	—	—	—	2,362
Interest expense, net of interest income	36,449	30,072	64,988	50,704
Income before provision for income taxes	$178,877	$158,468	$274,672	$256,545

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “seeks,” “should,” “estimates,” “projects,” “may,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. Forward-looking statements are neither historical facts nor assurances of future performance. Such statements are based upon the beliefs and expectations of Clean Harbors’ management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks and uncertainties and the items identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, which is reconciled to our net income and described more fully below. The following is a discussion of how management evaluates its segments using other factors, including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - Environmental Services segment results are predicated upon the demand by our customers for our wide variety of services, waste volumes managed by delivering such services and project work for which responsible waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. The results and integration of the acquired operations of HEPACO Blocker, Inc. and its subsidiaries (collectively “HEPACO”) also impact the overall segment results. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP, U.S. industrial production, economic conditions in the general manufacturing, chemical and automotive markets, including efforts and economic incentives to increase domestic operations, available capacity at waste disposal outlets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.

•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions (“SKSS”) segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS offers high quality recycled base and blended oil products and other automotive and industrial lubricants to fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and mix of our oil products sales, with management’s objective being to limit exposure to commodity market pricing risk through increased production of value added blended lubricants and contracted rate supply agreements with customers. Segment results are also predicated on the demand for other SKSS product and service offerings including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into our recycling and disposal network. The results and integration of the acquired operations of Noble Oil Services, Inc. and its subsidiaries (collectively “Noble Oil”) also impact the overall segment results. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall costs to collect used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions and product demand in the manufacturing and automotive services markets, product pricing, efficiency of our operations, partnerships, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three and six months ended June 30, 2024 were $1,552.7 million and $2,929.4 million, compared with $1,397.9 million and $2,705.3 million for the three and six months ended June 30, 2023. Our Environmental Services segment direct revenues increased $137.3 million and $239.1 million or 11.7% and 10.7% for the three and six months ended June 30, 2024, respectively, from the comparable periods in 2023 driven by growth in Technical Services, Field and Emergency Response Services, including the contributions from the acquisition of HEPACO, and Safety-Kleen core service offerings. For the three months ended June 30, 2024, our SKSS segment direct revenues increased $17.5 million or 7.7%, from the comparable period in 2023, driven by contributions from our acquisition of Noble Oil and higher base oil sales. For the six months ended June 30, 2024, SKSS segment direct revenues decreased $15.0 million or 3.2% from the comparable period in 2023, due to lower base oil product revenues resulting from market-driven pricing partially offset by contributions from Noble Oil. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $2.9 million and $2.5 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.
Income from operations for the three and six months ended June 30, 2024 was $215.5 million and $341.0 million, compared with $189.8 million and $310.8 million in the three and six months ended June 30, 2023, representing an increase of 13.5% and 9.7%, respectively. Net income for the three and six months ended June 30, 2024 was $133.3 million and $203.1 million, compared with net income of $115.8 million and $188.2 million in the three and six months ended June 30, 2023, representing an increase of 15.1% and 7.9%, respectively.
Adjusted EBITDA, which is the primary financial measure by which we evaluate our segments, increased $40.3 million or 14.0% from $287.5 million in the three months ended June 30, 2023 to $327.8 million in the three months ended June 30, 2024. Adjusted EBITDA increased $55.3 million or 11.0% from $502.6 million in the six months ended June 30, 2023 to $557.9 million in the six months ended June 30, 2024. Overall Adjusted EBITDA growth was driven by 17.8% and 16.9% Adjusted EBITDA growth in the Environmental Services Segment in the three and six months ended June 30, 2024 respectively. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the six months ended June 30, 2024 decreased $1.0 million from $235.6 million in 2023 to $234.6 million in 2024. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $34.1 million in the six months ended June 30, 2024 as compared to an inflow of $34.2 million in the comparable period of 2023. The decrease in adjusted free cash flow was driven by higher spend on property, plant and equipment due to incremental investments in vehicles, machinery and equipment and notable project spend including the acquisition and build out of our Baltimore, Maryland facility and the continued investment in our Kimball, Nebraska incinerator project. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”
Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands, except percentages):

	Summary of Operations
	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
Direct Revenues (1):
Environmental Services	$1,309,383	$1,172,036	$137,347	11.7%	$2,481,893	$2,242,777	$239,116	10.7%
Safety-Kleen Sustainability Solutions	243,237	225,748	17,489	7.7	447,320	462,287	(14,967)	(3.2)
Corporate Items	99	116	(17)	N/M	201	223	(22)	N/M
Total	1,552,719	1,397,900	154,819	11.1	2,929,414	2,705,287	224,127	8.3
Cost of Revenues (2):
Environmental Services	853,705	781,251	72,454	9.3	1,666,603	1,534,611	131,992	8.6
Safety-Kleen Sustainability Solutions	170,434	153,901	16,533	10.7	325,321	329,758	(4,437)	(1.3)
Corporate Items	11,403	12,360	(957)	N/M	14,688	14,657	31	N/M
Total	1,035,542	947,512	88,030	9.3	2,006,612	1,879,026	127,586	6.8
Selling, General & Administrative Expenses:
Environmental Services	95,763	85,163	10,600	12.4	190,900	174,199	16,701	9.6
Safety-Kleen Sustainability Solutions	21,327	18,432	2,895	15.7	40,823	37,651	3,172	8.4
Corporate Items	80,786	63,787	16,999	26.6	148,021	122,285	25,736	21.0
Total	197,876	167,382	30,494	18.2	379,744	334,135	45,609	13.6
Adjusted EBITDA:
Environmental Services	359,915	305,622	54,293	17.8	624,390	533,967	90,423	16.9
Safety-Kleen Sustainability Solutions	51,476	53,415	(1,939)	(3.6)	81,176	94,878	(13,702)	(14.4)
Corporate Items	(83,575)	(71,531)	(12,044)	(16.8)	(147,655)	(126,201)	(21,454)	(17.0)
Total	$327,816	$287,506	$40,310	14.0	$557,911	$502,644	$55,267	11.0%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (3)	27.5%	26.1%	1.4%		25.2%	23.8%	1.4%
Safety-Kleen Sustainability Solutions(3)	21.2%	23.7%	(2.5)%		18.1%	20.5%	(2.4)%
Corporate Items (4)	(5.4)%	(5.1)%	(0.3)%		(5.0)%	(4.7)%	(0.3)%
Total	21.1%	20.6%	0.5%		19.0%	18.6%	0.4%
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
(4)Calculated as a percentage of total Company direct revenue.

Direct Revenues
There are many factors which can impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, competitive industry pricing, overall market incineration capacity including captive incineration closures, changes in the regulatory environment including those related to per- and polyfluoroalkyl substances (“PFAS”), impacts of acquisitions and divestitures, the level of emergency response services, government infrastructure investment, reshoring of domestic manufacturing, existence or non-existence of large scale environmental waste and remediation projects, weather related events, the number of parts washers placed at customer sites, miles driven and related lubricant demand, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Direct revenues	$1,309,383	$1,172,036	$137,347	11.7%	$2,481,893	$2,242,777	$239,116	10.7%
Environmental Services direct revenues for the three months ended June 30, 2024 increased $137.3 million from the comparable period in 2023 due to growth across most of our service lines driven by acquisitive growth and incremental revenues from legacy operations. Field and emergency response service revenues increased $98.5 million from the comparable period in 2023 primarily driven by incremental revenue of approximately $80 million from the acquisition of HEPACO as well as a larger number of mid to large scale emergency response events handled by legacy field and emergency response services operations during the three months ended June 30, 2024. Technical services revenue increased $53.8 million with contributions across our portfolio of waste disposal services, including increased volumes and higher pricing at our incinerator and landfill facilities. Utilization at our incinerators increased by 4% to 88% for the three months ended June 30, 2024, as compared to the same period in 2023. Revenues for Safety-Kleen core service offerings grew by $23.6 million from the comparable period in 2023 due to improved pricing and greater demand for our containerized waste, parts washer and vacuum services. These increases were partially offset by decreased revenues from our industrial services operations which declined $40.1 million due to lower industrial turnaround activity for the three months ended June 30, 2024, as compared to the same period in 2023. Direct revenues for Canadian operations of the Environmental Services segment decreased by $2.4 million due to foreign currency translation.
Environmental Services direct revenues for the six months ended June 30, 2024 increased $239.1 million from the comparable period in 2023 due to growth across most of our service lines driven by incremental revenues from recent acquisitions and legacy operations. Field and emergency response service revenues for the six months ended June 30, 2024 increased $113.9 million from the comparable period in 2023 driven by incremental revenue of approximately $85 million from the acquisition of HEPACO along with overall growth in core field and emergency response service offerings. Technical services revenue increased $94.7 million with contributions across our portfolio of waste disposal services. Higher pricing and increased volumes at our incinerators and landfills drove incremental revenue within technical services. Utilization at our incinerators increased from 82% to 83% for the six months ended June 30, 2024 as compared to the same period in 2023. Revenues for Safety-Kleen core service offerings for the six months ended June 30, 2024 grew by $44.5 million from the comparable period in 2023 due to improved pricing and greater demand for our containerized waste, parts washer and vacuum services. Revenue from our industrial services operations declined $17.1 million due to lower industrial turnaround activity for the six months ended June 30, 2024 compared to the same period in 2023, partially offset by incremental revenue from the acquisition of Thompson Industrial Services which occurred in March 2023. Direct revenues for Canadian operations of the Environmental Services segment decreased by $2.1 million due to foreign currency translation.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Direct revenues	$243,237	$225,748	$17,489	7.7%	$447,320	$462,287	$(14,967)	(3.2)%
In the three months ended June 30, 2024, SKSS direct revenues increased $17.5 million from the comparable period in 2023 due to a $20.0 million increase in revenues from the sale of vacuum gas oil and specialty refinery products largely resulting from the acquisition of Noble Oil which took place on March 1, 2024. Revenue from the sale of base oil for the three months ended June 30, 2024 increased $10.6 million from the same period in 2023, due to favorable pricing and higher volumes sold. These increases were partially offset by a $6.6 million reduction in revenues from blended oil sales due to lower pricing despite relatively consistent volume sold and a reduction of $5.3 million in revenues from other product sales.
In the six months ended June 30, 2024, SKSS direct revenues decreased $15.0 million from the comparable period in 2023 largely due to a $17.4 million reduction in revenues from base oil sales driven primarily by lower pricing and, to a lesser extent, lower volumes sold. Revenue from contract packaging decreased $6.0 million and revenues generated from the sales of other products decreased $4.3 million for the six months ended June 30, 2024 as compared to the same period in 2023. These decreases were partially offset by a $10.4 million increase in revenues from the sale of vacuum gas oil and specialty refinery products driven by the acquisition of Noble Oil. Furthermore, revenues from the collection of used oil for the six months ended June 30, 2024 increased $4.1 million as compared to the same period in 2023, which was driven by higher pricing for these services despite a relatively consistent volume of oil collected.
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience inflationary pressures across several cost categories, but most notably related to internal and external labor, transportation, maintenance costs, and energy related costs. We aim to manage these increases through constant cost monitoring and a focus on cost saving areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the inflationary impacts on our margins.
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
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of revenues	$853,705	$781,251	$72,454	9.3%	$1,666,603	$1,534,611	$131,992	8.6%
As a % of Direct revenues	65.2%	66.7%	(1.5)%		67.2%	68.4%	(1.2)%
Environmental Services cost of revenues for the three months ended June 30, 2024 increased $72.5 million from the comparable period in 2023, however as a percentage of revenues decreased 1.5%. Commensurate with the revenue growth in the business and recent acquisition of HEPACO, labor and benefit related costs increased $43.3 million, equipment and supply costs increased $21.2 million and external transportation, vehicle and fuel related costs increased $4.4 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. Overall, the growth of revenue outpaced cost increases in all major cost categories resulting in improved margins of the segment.
Environmental Services cost of revenues for the six months ended June 30, 2024 increased $132.0 million from the comparable period in 2023, however as a percentage of revenues decreased 1.2%. Commensurate with the revenue growth in the business and recent acquisitions, labor and benefit related costs increased $74.5 million, equipment and supply costs increased $35.6 million and external transportation, vehicle and fuel related costs increased $11.3 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. Overall, the growth of revenue outpaced cost increases in all major cost categories resulting in improved margins of the segment.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of revenues	$170,434	$153,901	$16,533	10.7%	$325,321	$329,758	$(4,437)	(1.3)%
As a % of Direct revenues	70.1%	68.2%	1.9%		72.7%	71.3%	1.4%
SKSS cost of revenues for the three months ended June 30, 2024 increased $16.5 million from the comparable period in 2023 and as a percentage of revenues, increased by 1.9%, due to product mix and higher costs from our Noble Oil acquisition. Overall, external transportation costs increased $7.0 million, labor and benefits related costs increased $5.4 million, and production costs increased $1.3 million for the three months ended June 30, 2024, compared to the same period in 2023.
SKSS cost of revenues for the six months ended June 30, 2024 decreased $4.4 million from the comparable period in 2023 but as a percentage of revenues, increased by 1.4% driven by market related pricing decreases discussed in the revenue section above. Overall costs of materials including oil additives and other raw materials decreased by $23.3 million between the six months ended June 30, 2024 and the same period in 2023, due to lower volumes of base oil inventory sold during the period. Partially offsetting these cost decreases were increases in transportation costs of $7.8 million and labor and benefit related costs of $6.9 million which were primarily driven by the operations of the Noble Oil acquisition.
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
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
SG&A expenses	$95,763	$85,163	$10,600	12.4%	$190,900	$174,199	$16,701	9.6%
As a % of Direct revenues	7.3%	7.3%	—%		7.7%	7.8%	(0.1)%
Environmental Services SG&A expenses for the three and six months ended June 30, 2024 increased $10.6 million and $16.7 million, respectively, from the comparable periods in 2023, however, remained consistent as a percentage of segment revenues, continuing our trend of leveraging our SG&A base in the midst of revenue growth discussed above. SG&A expenses increased $4.6 million and $5.8 million in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, due to additional costs from HEPACO operations. The remaining increases were spread across various cost categories and were driven by overall growth in the segment results.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
SG&A expenses	$21,327	$18,432	$2,895	15.7%	$40,823	$37,651	$3,172	8.4%
As a % of Direct revenues	8.8%	8.2%	0.6%		9.1%	8.1%	1.0%
SKSS SG&A expenses for the three months ended June 30, 2024 increased $2.9 million and remained relatively consistent, as a percentage of revenues, when compared to the same period in 2023. For the six months ended June 30, 2024, SKSS SG&A expenses increased $3.2 million, and as a percentage of revenues, increased 1.0%, when compared to the same period in 2023. Overall, labor and benefit related costs increased $2.5 million and $3.2 million in the three and six months ended June 30, 2024 when compared to the same periods in 2023, mainly driven by the acquisition of Noble Oil.
Corporate Items

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
SG&A expenses	$80,786	$63,787	$16,999	26.6%	$148,021	$122,285	$25,736	21.0%
As a % of Total Company Direct revenues	5.2%	4.6%	0.6%		5.1%	4.5%	0.6%
Corporate SG&A expenses for the three months ended June 30, 2024 increased $17.0 million yet remained relatively consistent as a percentage of our total direct revenues when compared to the same period in the prior year. The increase in Corporate SG&A expenses for the three months ended June 30, 2024 was driven by a $9.9 million increase in labor and benefits related costs primarily resulting from incremental headcount from the acquired operations and higher incentive compensation, a $3.8 million change in legal reserve costs and a $2.9 million increase in a remedial liability for an existing Superfund site.
Corporate SG&A expenses for the six months ended June 30, 2024 increased $25.7 million yet remained relatively consistent as a percentage of our total direct revenues when compared to the same period in the prior year. The increase in Corporate SG&A expenses for the six months ended June 30, 2024 was driven by an $18.9 million increase in labor and benefits related costs, a $3.8 million change in legal reserve costs and a $2.9 million increase in a remedial liability for an existing Superfund site.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles (“GAAP”). We define Adjusted EBITDA as net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other gains, losses and non-cash charges not deemed representative of fundamental segment results and other expense, net. Adjusted EBITDA is not calculated identically by all companies and therefore our measurements of Adjusted EBITDA, while defined consistently with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.
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
The following table presents Adjusted EBITDA as well as Adjusted EBITDA as a percent of Direct Revenues by segment (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Adjusted EBITDA:
Environmental Services	$359,915	$305,622	$54,293	17.8%	$624,390	$533,967	$90,423	16.9%
Safety-Kleen Sustainability Solutions	51,476	53,415	(1,939)	(3.6)	81,176	94,878	(13,702)	(14.4)
Corporate Items	(83,575)	(71,531)	(12,044)	(16.8)	(147,655)	(126,201)	(21,454)	(17.0)
Total	$327,816	$287,506	$40,310	14.0%	$557,911	$502,644	$55,267	11.0%
Adjusted EBITDA as a % of Direct Revenues (1):
Environmental Services	27.5%	26.1%	1.4%		25.2%	23.8%	1.4%
Safety-Kleen Sustainability Solutions	21.2%	23.7%	(2.5)%		18.1%	20.5%	(2.4)%
Corporate Items	(5.4)%	(5.1)%	(0.3)%		(5.0)%	(4.7)%	(0.3)%
Total	21.1%	20.6%	0.5%		19.0%	18.6%	0.4%
______________
(1)    Environmental Services and SKSS calculated as a percentage of individual segment direct revenues. Corporate Items calculated as a percentage of total Company direct revenues.
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$133,280	$115,766	$203,112	$188,167
Accretion of environmental liabilities	3,304	3,486	6,521	6,893
Stock-based compensation	8,515	4,500	14,853	10,518
Depreciation and amortization	100,504	89,697	195,569	174,455
Other expense, net	167	1,283	1,308	1,167
Loss on early extinguishment of debt	—	—	—	2,362
Interest expense, net of interest income	36,449	30,072	64,988	50,704
Provision for income taxes	45,597	42,702	71,560	68,378
Adjusted EBITDA	$327,816	$287,506	$557,911	$502,644
As a % of Direct revenues	21.1%	20.6%	19.0%	18.6%

Depreciation and Amortization

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$86,472	$77,194	$9,278	12.0%	$168,687	$149,226	$19,461	13.0%
Permits and other intangibles amortization	14,032	12,503	1,529	12.2	26,882	25,229	1,653	6.6
Total depreciation and amortization	$100,504	$89,697	$10,807	12.0%	$195,569	$174,455	$21,114	12.1%
Depreciation and amortization for the three and six months ended June 30, 2024 increased by $10.8 million and $21.1 million from the comparable periods in 2023 due to the depreciation of fixed assets and amortization of intangible assets placed in service in the second half of 2023 and throughout 2024 including the incremental assets acquired from the March 2024 HEPACO and Noble Oil acquisitions.
Loss on Early Extinguishment of Debt

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Loss on early extinguishment of debt	$—	$—	$—	—%	$—	$(2,362)	$2,362	100.0%
During the six months ended June 30, 2023, we recorded a $2.4 million loss on early extinguishment of debt in connection with the repayment of outstanding debt due in 2024.
Interest Expense, Net of Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest expense, net of interest income	$36,449	$30,072	$6,377	21.2%	$64,988	$50,704	$14,284	28.2%
Interest expense, net of interest income for the three months ended June 30, 2024 increased $6.4 million from the comparable period in 2023 due to higher levels of outstanding debt as a result of the 2024 Incremental Term Loans entered into on March 22, 2024 as well as higher interest rates on our variable interest debt. Interest expense was partially offset by a $2.4 million increase in interest income in the three months ended June 30, 2024 compared to the comparable period in 2023.
Interest expense, net of interest income for the six months ended June 30, 2024 increased $14.3 million from the comparable period in 2023. During the six months ended June 30, 2023, interest expense, net of interest income included an $8.3 million benefit recognized from settling interest rate swaps in that prior year period.
Absent this benefit, interest expense, net of interest income, for the six months ended June 30, 2024 increased $6.0 million from the comparable period in 2023 due to the 2024 Incremental Term Loans discussed above. Interest expense was partially offset by a $2.9 million increase in interest income in the six months ended June 30, 2024 compared to the comparable period in 2023.
As of June 30, 2024, the effective interest rate on our debt was 5.7%. For the remainder of 2024, we expect interest expense to continue to trend higher than the prior year due to higher levels of outstanding debt and a slightly higher weighted average effective interest rate. For additional information regarding the financing events during 2024 and our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		2024 over 2023		June 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Provision for income taxes	$45,597	$42,702	$2,895	6.8%	$71,560	$68,378	$3,182	4.7%
Effective tax rate	25.5%	26.9%	(1.4)%		26.1%	26.7%	(0.6)%
For the three and six months ended June 30, 2024, the provision for income taxes increase was consistent with the increase in pre-tax income compared to the prior period. Our effective tax rates for the three and six months ended June 30, 2024 remained relatively consistent compared to the prior periods.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy as of the date of this report. We believe our future operating cash flows will be sufficient to meet our future operating and internal investing cash needs. We monitor our actual needs and forecasted cash flows, our liquidity and our capital resources, enabling us to plan our present needs and fund items that may arise during the year as a result of changing business conditions or opportunities. Furthermore, our existing cash balance and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.
Summary of Cash Flow Activity

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash from operating activities	$234,594	$235,573
Net cash used in investing activities	(730,670)	(347,265)
Net cash from (used in) financing activities	455,503	(142,853)
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2024 was $234.6 million as compared to $235.6 million in the same period in 2023 as increased working capital balances and higher interest payments were mostly offset by higher operating income as well as lower payments for income taxes and environmental liabilities.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2024 was $730.7 million, an increase of $383.4 million from the comparable period in 2023. Cash used for acquisitions increased $356.6 million as we paid more for the acquisitions of HEPACO and Noble Oil in 2024 than we did for the acquisition of Thompson Industrial in 2023. Additions to Property, plant and equipment increased $68.7 million, largely driven by investments in vehicles, machinery and equipment for our operations and notable project spend including $15.4 million spent on the Baltimore, Maryland facility, and an increase of $4.9 million in capital spending for our incinerator project in Kimball, Nebraska. The remaining change in net cash used in investing activities was due to the timing of transactions within our wholly owned captive insurance company which resulted in a $16.4 million cash inflow in the six months ended June 30, 2024 as compared to a $24.2 million cash outflow in the six months ended 2023.
Net cash from (used in) financing activities
Net cash from financing activities for the six months ended June 30, 2024 was $455.5 million, as compared to net cash used in financing activities of $142.9 million for the six months ended June 30, 2023. The primary drivers of this change were the incurrence of additional term loans net of discount of $499.4 million in 2024 as compared to a net repayment of term loans in 2023 of $114.0 million. Partially offsetting this activity was an increase in finance lease payments of $3.9 million.
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
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash from operating activities	$234,594	$235,573
Additions to property, plant and equipment	(273,023)	(204,298)
Proceeds from sale and disposal of fixed assets	4,295	2,944
Adjusted free cash flow	$(34,134)	$34,219
Summary of Capital Resources
At June 30, 2024, cash and cash equivalents and marketable securities totaled $493.3 million, compared to $550.8 million at December 31, 2023. At June 30, 2024, cash and cash equivalents held by our Canadian subsidiaries totaled $31.0 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $462.3 million at June 30, 2024. Our U.S. operations had net operating cash inflows of $257.9 million for the six months ended June 30, 2024.
We also maintain a $600.0 million revolving credit facility of which, as of June 30, 2024, approximately $463.5 million was available to borrow under the facility, with letters of credit of $136.5 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first six months of 2024 were $273.0 million as compared to $204.3 million during the first six months of 2023. The increase was driven by incremental investments in our fleet and equipment and Baltimore, Maryland facility, as well as the incremental spend on the Kimball incinerator. We anticipate that 2024 capital spending, net of disposals, will be in the range of $400.0 million to $430.0 million. This projected amount includes capital expenditures of approximately $65 million to finish the Kimball, Nebraska incinerator project and approximately $20 million for the acquisition and build out of our Baltimore, Maryland facility.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
During the first six months of 2024, capital spending on the construction of our new incinerator in Kimball, Nebraska was $40.4 million. Total spending on the project as of June 30, 2024 was $175.1 million. We continue to anticipate that the total spend for this project will be approximately $200.0 million and we anticipate it will be operational in late 2024. Additionally, capital spending on the strategic project in Baltimore, Maryland for the first six months of 2024 was $15.4 million for the purchase of the facility and site improvements and we expect to incur an additional $4.6 million relative to this project during the remainder of 2024.
Financing Arrangements
As of June 30, 2024, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $1,472.4 million of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of June 30, 2024.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
As of June 30, 2024, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.

Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company’s common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $1.1 billion of the Company’s common stock. During the three and six months ended June 30, 2024, the Company repurchased and retired 23,397 and 50,662 shares, respectively, of the Company’s common stock for total expenditures of $5.0 million and $10.0 million, respectively. During the three and six months ended June 30, 2023, the Company repurchased and retired a total of 36,473 and 58,723 shares, respectively, of the Company’s common stock for total expenditures of $5.0 million and $8.0 million, respectively.
Through June 30, 2024, the Company has repurchased and retired a total of approximately 8.6 million shares of its common stock for $555.9 million under the board approved plan, and as of June 30, 2024, an additional $544.1 million remained available for repurchase of shares.
Environmental Liabilities

(in thousands, except percentages)	June 30, 2024	December 31, 2023	Change	% Change
Closure and post-closure liabilities	$119,112	$118,600	$512	0.4%
Remedial liabilities	111,599	111,243	356	0.3
Total environmental liabilities	$230,711	$229,843	$868	0.4%
Total environmental liabilities as of June 30, 2024 were $230.7 million, relatively consistent with the balance as of December 31, 2023. During the six months ended June 30, 2024, accretion of $6.5 million and increases in environmental liability estimates of $4.1 million were partially offset by expenditures of $9.9 million. The liability estimate increase was primarily driven by a change a remedial liability estimate for a Superfund site of $2.9 million.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of June 30, 2024, there were $136.5 million outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
There were no material changes in the first six months of 2024 to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the first six months of 2024 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2024 through April 30, 2024	3,841	$197.04	—	$549,101
May 1, 2024 through May 31, 2024	24,580	213.16	23,397	544,101
June 1, 2024 through June 30, 2024	2,469	216.59	—	544,101
Total	30,890	$211.43	23,397

________________
(1)    Includes 7,493 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company’s equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the Company’s stock repurchase program includes the commissions paid to brokers.
(3)    The Company’s common stock repurchases are made pursuant to the stock repurchase plan, which was most recently authorized by the board of directors on December 5, 2024, to repurchase up to $1.1 billion of the Company’s common stock. The stock repurchase plan will expire when all of the available allotted funds under the stock repurchase plan are depleted. As of June 30, 2024, the amount available for repurchase under the board approved plan is $544.1 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2024, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.     OTHER INFORMATION
On May 23, 2024, Ms. Lauren States, a member of the Company’s board of directors, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. States’ Rule 10b5-1 Trading Plan, which has a term from September 15, 2024 to February 28, 2025, provides for the sale of up to 1,849 shares of common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.
ITEM 6.    EXHIBITS

Item No.	Description	Location
10.1+	Seventh Amended and Restated Credit Agreement dated as of June 28, 2024 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto	(1)

10.2+	Second Amended and Restated Confirmation and Ratification of Ancillary Loan Documents dated as of June 28, 2024 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent for its own benefit and the benefit of the other Lenders and Credit Parties	(2)

10.3	Clean Harbors Employee Stock Purchase Plan	(3)

31.1	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg	Filed herewith

31.3	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)	Filed herewith
_______________________

(1) Incorporated by reference to Exhibit 4.43.3 to the Company’s Current Report on Form 8-K filed on July 2, 2024.
(2) Incorporated by reference to Exhibit 4.43I to the Company’s Current Report on Form 8-K filed on July 2, 2024.
(3) Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 23, 2024.
+ Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy to the SEC upon request.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	July 31, 2024

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	July 31, 2024

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	July 31, 2024