Form 10-Q
period 2024-09-30
CLEAN HARBORS INC
filed 2024-10-30
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 25, 2024 was 53,899,103.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$512,371	$444,698
Short-term marketable securities	82,371	106,101
Accounts receivable, net of allowances aggregating $48,570 and $42,209, respectively	1,100,660	983,111
Unbilled accounts receivable	204,308	107,859
Inventories and supplies	376,564	327,511
Prepaid expenses and other current assets	78,204	82,939
Total current assets	2,354,478	2,052,219
Property, plant and equipment, net	2,452,312	2,193,318
Other assets:
Operating lease right-of-use assets	246,061	187,060
Goodwill	1,485,065	1,287,736
Permits and other intangibles, net	708,935	602,797
Other long-term assets	59,159	59,739
Total other assets	2,499,220	2,137,332
Total assets	$7,306,010	$6,382,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,102	$10,000
Accounts payable	504,206	451,806
Deferred revenue	103,291	95,230
Accrued expenses and other current liabilities	398,236	397,157
Current portion of closure, post-closure and remedial liabilities	30,477	26,914
Current portion of operating lease liabilities	70,539	56,430
Total current liabilities	1,121,851	1,037,537
Other liabilities:
Closure and post-closure liabilities, less current portion of $14,203 and $13,556, respectively	105,375	105,044
Remedial liabilities, less current portion of $16,274 and $13,358, respectively	94,384	97,885
Long-term debt, less current portion	2,773,659	2,291,717
Operating lease liabilities, less current portion	179,040	131,743
Deferred tax liabilities	356,150	353,107
Other long-term liabilities	147,241	118,330
Total other liabilities	3,655,849	3,097,826
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,898,805 and 53,929,703 shares, respectively	539	539
Additional paid-in capital	438,904	459,728
Accumulated other comprehensive loss	(192,036)	(175,339)
Retained earnings	2,280,903	1,962,578
Total stockholders’ equity	2,528,310	2,247,506
Total liabilities and stockholders’ equity	$7,306,010	$6,382,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Service revenues	$1,278,955	$1,129,216	$3,719,183	$3,341,539
Product revenues	250,467	236,480	739,653	729,444
Total revenues	1,529,422	1,365,696	4,458,836	4,070,983
Cost of revenues: (exclusive of items shown separately below)
Service revenues	872,829	765,004	2,539,569	2,288,199
Product revenues	182,770	178,947	522,642	534,778
Total cost of revenues	1,055,599	943,951	3,062,211	2,822,977
Selling, general and administrative expenses	177,846	171,019	557,590	505,154
Accretion of environmental liabilities	3,618	3,388	10,139	10,281
Depreciation and amortization	100,063	92,970	295,632	267,425
Income from operations	192,296	154,368	533,264	465,146
Other (expense) income, net	(1,123)	334	(2,431)	(833)
Loss on early extinguishment of debt	—	—	—	(2,362)
Interest expense, net of interest income of $5,391, $2,877, $13,257, and $7,833, respectively	(35,779)	(29,696)	(100,767)	(80,400)
Income before provision for income taxes	155,394	125,006	430,066	381,551
Provision for income taxes	40,181	33,666	111,741	102,044
Net income	$115,213	$91,340	$318,325	$279,507
Earnings per share:
Basic	$2.14	$1.69	$5.90	$5.17
Diluted	$2.12	$1.68	$5.87	$5.14
Shares used to compute earnings per share - Basic	53,951	54,122	53,936	54,097
Shares used to compute earnings per share - Diluted	54,229	54,419	54,229	54,411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$115,213	$91,340	$318,325	$279,507
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	262	93	170	311
Unrealized (loss) gain on fair value of interest rate hedges	(9,361)	7,801	2,406	15,528
Reclassification adjustment for interest rate hedge amounts realized in net income	(3,806)	(3,650)	(11,260)	(12,704)
Reclassification adjustment for settlement of interest rate hedges	—	—	—	(5,905)
Pension adjustments	(10)	6	18	(1)
Foreign currency translation adjustments	5,369	(7,423)	(8,031)	813
Other comprehensive loss, net of tax	(7,546)	(3,173)	(16,697)	(1,958)
Comprehensive income	$107,667	$88,167	$301,628	$277,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$318,325	$279,507
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	295,632	267,425
Allowance for doubtful accounts	5,674	2,620
Amortization of deferred financing costs and debt discount	4,623	4,036
Accretion of environmental liabilities	10,139	10,281
Changes in environmental liability estimates	4,347	3,258
Deferred income taxes	(418)	(356)
Other expense, net	2,431	833
Stock-based compensation	20,690	14,809
Loss on early extinguishment of debt	—	2,362
Environmental expenditures	(19,679)	(24,064)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(145,647)	(46,445)
Inventories and supplies	(39,673)	12,691
Other current and long-term assets	(47,826)	(18,190)
Accounts payable	30,004	(40,013)
Other current and long-term liabilities	35,211	(13,062)
Net cash from operating activities	473,833	455,692
Cash flows used in investing activities:
Additions to property, plant and equipment	(369,826)	(311,906)
Proceeds from sale and disposal of fixed assets	6,353	5,129
Acquisitions, net of cash acquired	(474,011)	(119,596)
Proceeds from sale of business	750	750
Additions to intangible assets including costs to obtain or renew permits	(2,545)	(1,507)
Purchases of available-for-sale securities	(73,682)	(104,329)
Proceeds from sale of available-for-sale securities	100,021	84,390
Net cash used in investing activities	(812,940)	(447,069)
Cash flows from (used in) financing activities:
Change in uncashed checks	(5,852)	3,004
Tax payments related to withholdings on vested restricted stock	(11,514)	(10,886)
Repurchases of common stock	(30,215)	(18,000)
Deferred financing costs paid	(8,316)	(6,371)
Payments on finance leases	(23,596)	(11,594)
Principal payments on debt	(11,327)	(621,475)
Proceeds from issuance of debt, net of discount	499,375	500,000
Borrowing from revolving credit facility	—	114,000
Payment on revolving credit facility	—	(114,000)
Net cash from (used in) financing activities	408,555	(165,322)
Effect of exchange rate change on cash	(1,775)	61
Increase (decrease) in cash and cash equivalents	67,673	(156,638)
Cash and cash equivalents, beginning of period	444,698	492,603
Cash and cash equivalents, end of period	$512,371	$335,965
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$134,177	$100,813
Income taxes paid, net of refunds	100,752	107,328
Non-cash investing activities:
Property, plant and equipment accrued	43,604	29,127
ROU assets obtained in exchange for operating lease liabilities	98,927	61,741
ROU assets obtained in exchange for finance lease liabilities	53,391	26,317
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2024	53,930	$539	$459,728	$(175,339)	$1,962,578	$2,247,506
Net income	—	—	—	—	69,832	69,832
Other comprehensive loss	—	—	—	(4,287)	—	(4,287)
Stock-based compensation	—	—	6,338	—	—	6,338
Issuance of common stock for restricted share vesting, net of employee tax withholdings	23	—	(3,052)	—	—	(3,052)
Repurchases of common stock	(27)	—	(5,000)	—	—	(5,000)
Balance at March 31, 2024	53,926	539	458,014	(179,626)	2,032,410	2,311,337
Net income	—	—	—	—	133,280	133,280
Other comprehensive loss	—	—	—	(4,864)	—	(4,864)
Stock-based compensation	—	—	8,515	—	—	8,515
Issuance of common stock for restricted share vesting, net of employee tax withholdings	27	—	(1,547)	—	—	(1,547)
Repurchases of common stock	(23)	—	(5,000)	—	—	(5,000)
Balance at June 30, 2024	53,930	539	459,982	(184,490)	2,165,690	2,441,721
Net income	—	—	—	—	115,213	115,213
Other comprehensive loss	—	—	—	(7,546)	—	(7,546)
Stock-based compensation	—	—	5,837	—	—	5,837
Issuance of common stock for restricted share vesting, net of employee tax withholdings	54	1	(6,916)	—	—	(6,915)
Repurchases of common stock	(85)	(1)	(19,999)	—	—	(20,000)
Balance at September 30, 2024	53,899	$539	$438,904	$(192,036)	$2,280,903	$2,528,310

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2023	54,065	$541	$504,240	$(167,181)	$1,584,722	$1,922,322
Net income	—	—	—	—	72,401	72,401
Other comprehensive loss	—	—	—	(14,346)	—	(14,346)
Stock-based compensation	—	—	6,018	—	—	6,018
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(3,351)	—	—	(3,351)
Repurchases of common stock	(22)	—	(3,000)	—	—	(3,000)
Balance at March 31, 2023	54,092	541	503,907	(181,527)	1,657,123	1,980,044
Net income	—	—	—	—	115,766	115,766
Other comprehensive income	—	—	—	15,561	—	15,561
Stock-based compensation	—	—	4,500	—	—	4,500
Issuance of common stock for restricted share vesting, net of employee tax withholdings	34	—	(984)	—	—	(984)
Repurchases of common stock	(36)	—	(5,001)	—	—	(5,001)
Balance at June 30, 2023	54,090	541	502,422	(165,966)	1,772,889	2,109,886
Net income	—	—	—	—	91,340	91,340
Other comprehensive loss	—	—	—	(3,173)	—	(3,173)
Stock-based compensation	—	—	4,291	—	—	4,291
Issuance of common stock for restricted share vesting, net of employee tax withholdings	71	1	(6,552)	—	—	(6,551)
Repurchases of common stock	(58)	(1)	(9,998)	—	—	(9,999)
Balance at September 30, 2023	54,103	$541	$490,163	$(169,139)	$1,864,229	$2,185,794

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material Scope 1 and Scope 2 greenhouse gas emissions. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective on a phased-in timeline beginning with the year ended December 31, 2025. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. The Company is currently monitoring the legal challenges and evaluating the final rule to determine its potential impact on the Company’s consolidated financial statements and disclosures.

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
The following tables present the Company's third-party revenue disaggregated by source of revenue and geography (in thousands):

	Three Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,166,660	$218,963	$96	$1,385,719
Canada	120,990	22,713	—	143,703
Total third-party revenues	$1,287,650	$241,676	$96	$1,529,422

Sources of Revenue
Technical Services	$437,180	$—	$—	$437,180
Industrial Services and Other	345,573	—	96	345,669
Field and Emergency Response Services	260,200	—	—	260,200
Safety-Kleen Environmental Services	244,697	59,675	—	304,372
Safety-Kleen Oil	—	182,001	—	182,001
Total third-party revenues	$1,287,650	$241,676	$96	$1,529,422

	Three Months Ended September 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,017,224	$206,860	$112	$1,224,196
Canada	118,055	23,445	—	141,500
Total third-party revenues	$1,135,279	$230,305	$112	$1,365,696

Sources of Revenue
Technical Services	$403,889	$—	$—	$403,889
Industrial Services and Other	350,251	—	112	350,363
Field and Emergency Response Services	155,046	—	—	155,046
Safety-Kleen Environmental Services	226,093	59,458	—	285,551
Safety-Kleen Oil	—	170,847	—	170,847
Total third-party revenues	$1,135,279	$230,305	$112	$1,365,696

	Nine Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,395,446	$645,664	$297	$4,041,407
Canada	350,781	66,648	—	417,429
Total third-party revenues	$3,746,227	$712,312	$297	$4,458,836

Sources of Revenue
Technical Services	$1,288,339	$—	$—	$1,288,339
Industrial Services and Other	1,064,441	—	297	1,064,738
Field and Emergency Response Services	676,562	—	—	676,562
Safety-Kleen Environmental Services	716,885	171,117	—	888,002
Safety-Kleen Oil	—	541,195	—	541,195
Total third-party revenues	$3,746,227	$712,312	$297	$4,458,836

	Nine Months Ended September 30, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,017,547	$641,625	$335	$3,659,507
Canada	340,196	71,280	—	411,476
Total third-party revenues	$3,357,743	$712,905	$335	$4,070,983

Sources of Revenue
Technical Services	$1,160,306	$—	$—	$1,160,306
Industrial Services and Other	1,086,175	—	335	1,086,510
Field and Emergency Response Services	457,491	—	—	457,491
Safety-Kleen Environmental Services	653,771	171,469	—	825,240
Safety-Kleen Oil	—	541,436	—	541,436
Total third-party revenues	$3,357,743	$712,905	$335	$4,070,983
Contract Balances

(in thousands)	September 30, 2024	December 31, 2023
Receivables	$1,100,660	$983,111
Contract assets (unbilled receivables)	204,308	107,859
Contract liabilities (deferred revenue)	103,291	95,230

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

(4) BUSINESS COMBINATIONS
2024 Acquisitions
On March 22, 2024, the Company completed its acquisition of Hepaco Blocker, Inc. and its subsidiaries (collectively, “HEPACO”) for an all-cash purchase price of $392.2 million, net of cash acquired. The Company settled working capital balances for this acquisition in the third quarter of 2024 and adjusted the purchase price accordingly. The operations of HEPACO expand the Environmental Services segment’s field services business.
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

	At Acquisition Date As Reported March 31, 2024	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2024
Accounts receivable, including unbilled receivables	$68,496	$1,777	$70,273
Inventories and supplies	1,574	(1,190)	384
Prepaid expenses and other current assets	5,221	(681)	4,540
Property, plant and equipment	45,453	817	46,270
Permits and other intangibles	130,000	500	130,500
Operating lease right-of-use assets	9,385	—	9,385
Other long-term assets	2,660	—	2,660
Accrued expenses and other current liabilities	(43,966)	(3,012)	(46,978)
Current portion of operating lease liabilities	(2,758)	—	(2,758)
Operating lease liabilities, less current portion	(6,627)	—	(6,627)
Deferred tax liabilities	(8,916)	—	(8,916)
Closure and post-closure liabilities	—	(1,025)	(1,025)
Other long-term liabilities	(374)	—	(374)
Total identifiable net assets	200,148	(2,814)	197,334
Goodwill	195,265	(420)	194,845
Total purchase price	$395,413	$(3,234)	$392,179
Other intangible assets acquired include customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between seven and 20 years with a weighted average useful life of approximately 19 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended September 30, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the unaudited consolidated financial statements of the Company.
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

	At Acquisition Date As Reported March 31, 2024	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2024
Accounts receivable, including unbilled receivables	5,693	158	5,851
Inventories and supplies	6,817	(219)	6,598
Prepaid expenses and other current assets	423	(16)	407
Property, plant and equipment	38,914	8,782	47,696
Permits and other intangibles	20,200	(5,700)	14,500
Operating lease right-of-use assets	3,615	—	3,615
Other long-term assets	92	—	92
Accrued expenses and other current liabilities	(8,990)	97	(8,893)
Current portion of operating lease liabilities	(1,823)	—	(1,823)
Operating lease liabilities, less current portion	(1,792)	—	(1,792)
Closure and post-closure liabilities	—	(820)	(820)
Total identifiable net assets	63,149	2,282	65,431
Goodwill	5,744	(2,433)	3,311
Total purchase price	$68,893	$(151)	$68,742
Other intangible assets acquired include customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between seven and 15 years with a weighted average useful life of approximately 13 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the operating synergies and assembled workforce that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended September 30, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the unaudited consolidated financial statements of the Company.
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

The Company finalized the purchase accounting for this acquisition in the first quarter of 2024. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of March 31, 2023. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2023	Measurement Period Adjustments	Final Allocation As Reported September 30, 2024
Accounts receivable, including unbilled receivables	$25,233	$(73)	$25,160
Inventories and supplies	228	—	228
Prepaid expenses and other current assets	1,302	—	1,302
Property, plant and equipment	26,719	—	26,719
Permits and other intangibles	28,900	—	28,900
Operating lease right-of-use assets	4,716	—	4,716
Other long-term assets	72	—	72
Accrued expenses and other current liabilities	(10,385)	(145)	(10,530)
Current portion of operating lease liabilities	(1,653)	—	(1,653)
Operating lease liabilities, less current portion	(3,063)	—	(3,063)
Other long-term liabilities	(560)	—	(560)
Total identifiable net assets	71,509	(218)	71,291
Goodwill	39,346	218	39,564
Total purchase price	$110,855	$—	$110,855
Permits and other intangible assets acquired include customer relationships, trademarks/tradenames and non-compete agreements and are anticipated to have estimated useful lives of between five and 15 years with a weighted average useful life of approximately 13 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Supplies	$195,973	$177,217
Oil and oil related products	149,814	118,600
Solvent and solutions	12,788	11,795
Other	17,989	19,899
Total inventories and supplies	$376,564	$327,511
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$186,984	$174,891
Asset retirement costs (non-landfill)	28,935	27,167
Landfill assets	259,233	253,180
Buildings and improvements (1)	649,401	630,525
Vehicles (2)	1,430,325	1,276,567
Equipment (3)	2,453,616	2,388,370
Construction in progress	316,666	213,601
	5,325,160	4,964,301
Less - accumulated depreciation and amortization	2,872,848	2,770,983
Total property, plant and equipment, net	$2,452,312	$2,193,318
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $208.7 million and $151.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.3 million and $9.2 million, respectively.
Depreciation expense, inclusive of landfill and finance lease amortization, was $86.2 million and $254.9 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $80.4 million and $229.7 million for the three and nine months ended September 30, 2023, respectively. The Company recorded $3.3 million and $8.6 million of capitalized interest during the three and nine months ended September 30, 2024, respectively. The Company recorded $1.7 million and $4.4 million of capitalized interest during the three and nine months ended September 30, 2023, respectively. Capitalized interest in the periods presented is primarily attributable to the construction of a new incinerator in Kimball, Nebraska.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2024 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2024	$1,112,013	$175,723	$1,287,736
Increase from current period acquisitions	194,845	3,311	198,156
Measurement period adjustments from prior period acquisitions	218	—	218
Foreign currency translation	(745)	(300)	(1,045)
Balance at September 30, 2024	$1,306,331	$178,734	$1,485,065
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended September 30, 2024, no such triggering events were identified.

As of September 30, 2024 and December 31, 2023, the Company’s intangible assets consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$193,201	$123,335	$69,866	$191,747	$117,556	$74,191
Customer and supplier relationships	697,295	249,215	448,080	604,994	258,879	346,115
Other intangible assets	114,112	43,210	70,902	100,068	37,862	62,206
Total amortizable permits and other intangible assets	1,004,608	415,760	588,848	896,809	414,297	482,512
Trademarks and trade names	120,087	—	120,087	120,285	—	120,285
Total permits and other intangible assets	$1,124,695	$415,760	$708,935	$1,017,094	$414,297	$602,797
Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.9 million and $40.7 million in the three and nine months ended September 30, 2024, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $12.5 million and $37.8 million in the three and nine months ended September 30, 2023, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2024 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2024 (three months)	$13,608
2025	57,103
2026	50,813
2027	48,308
2028	46,836
Thereafter	372,180
$588,848

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$117,526	$113,236
Accrued insurance	106,906	107,658
Accrued income, real estate, sales and other taxes	60,547	44,752
Accrued interest	14,799	33,857
Accrued other	98,458	97,654
	$398,236	$397,157

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2024 through September 30, 2024 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2024	$59,443	$59,157	$118,600
Liabilities assumed in acquisitions	—	1,845	1,845
New asset retirement obligations	4,093	—	4,093
Accretion	3,915	3,305	7,220
Changes in estimates recorded to consolidated statement of operations	(134)	(120)	(254)
Changes in estimates recorded to consolidated balance sheet	46	39	85
Expenditures	(8,728)	(3,128)	(11,856)
Currency translation and other	(81)	(74)	(155)
Balance at September 30, 2024	$58,554	$61,024	$119,578
In the nine months ended September 30, 2024, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2024 through September 30, 2024 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2024	$1,880	$60,277	$49,086	$111,243
Accretion	69	1,719	1,131	2,919
Changes in estimates recorded to consolidated statement of operations	24	614	3,963	4,601
Expenditures	(40)	(2,944)	(4,839)	(7,823)
Currency translation and other	—	(11)	(271)	(282)
Balance at September 30, 2024	$1,933	$59,655	$49,070	$110,658
In the nine months ended September 30, 2024, changes in estimates for remedial liabilities included a $2.9 million reserve increase related to new information on the ultimate remediation of an existing Superfund site.

(11) FINANCING ARRANGEMENTS
Long-Term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

Current Portion of Long-Term Debt:	September 30, 2024	December 31, 2023
Secured senior term loans	$15,102	$10,000

Long-Term Debt:
Secured senior term loans due October 8, 2028	1,453,571	970,000
Unsecured senior notes, at 4.875%, due July 15, 2027 (“2027 Notes”)	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Long-term debt, at par	$2,798,571	$2,315,000
Unamortized debt issuance costs and discount	(24,912)	(23,283)
Long-term debt, at carrying value	$2,773,659	$2,291,717
Financing Activities
The Company’s significant financing arrangements are described in Note 12, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and, other than as noted below, there have been no material changes to the arrangements described therein.
On June 28, 2024, the Company and one of the Company’s Canadian subsidiaries (the “Canadian Borrower”) entered into a seventh amended and restated credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party to the Amended Credit Agreement. The Amended Credit Agreement amended and restated the sixth amended and restated credit agreement dated October 28, 2020 (the “Prior Credit Agreement”).
Under the Amended Credit Agreement, the Company has the right to obtain revolving loans and letters of credit for a combined maximum of up to $550.0 million (with a sub-limit of $250.0 million for letters of credit) and the Canadian Borrower has the right to obtain revolving loans and letters of credit for a combined maximum of up to $50.0 million. The maximum borrowing amount of $600.0 million under the Amended Credit Agreement is increased from $400.0 million under the Prior Credit Agreement.
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
The Company had no outstanding loan balance under the Amended Credit Agreement as of the date of the amendment discussed above, September 30, 2024 or December 31, 2023. As of September 30, 2024, the Company had $469.8 million available to borrow under the revolving credit facility and outstanding letters of credit were $130.2 million.
On March 22, 2024, the Company and substantially all of the Company’s domestic subsidiaries entered into Incremental Facility Amendment No. 5 to the Company’s existing Credit Agreement, dated as of June 30, 2017 (“Term Loan Agreement”). Incremental Facility Amendment No. 5 provided for the incurrence of additional term loans (the “2024 Incremental Term Loans”) under the Term Loan Agreement in the aggregate principal amount of $500.0 million. Proceeds from the issuance of the 2024 Incremental Term Loans were $491.1 million after debt discount and debt issuance costs, and were used to fund the acquisition of HEPACO, with the excess increasing the Company’s cash balances. The 2024 Incremental Term Loans are in addition to the aggregate of $980.0 million of term loans (the “Existing Term Loans”) which were outstanding prior to the issuance of the 2024 Incremental Term Loans. Both the 2024 Incremental Term Loans and the Existing Term Loans (collectively referred to as the “2028 Term Loans”) will mature on October 8, 2028, and may be prepaid at any time without premium or penalty other than customary breakage costs. The Company’s obligations under the 2028 Term Loans are guaranteed by substantially all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.

The 2028 Term Loans bear interest, at the Company’s election, at either of the following rates: (a) the sum of the Term SOFR Rate (as defined in the Term Loan Agreement) plus 0.11448% (the one-month Term SOFR adjustment) plus a 1.75% margin per annum, or (b) the sum of the Base Rate (as defined in the Term Loan Agreement) plus 0.75% margin per annum. The Term SOFR rate is subject to a floor of 0.00% and the Base Rate is subject to a floor of 1.00%. The Company has elected one-month Term SOFR for interest payments on that debt; however, the Term Loan Agreement provides for Term SOFR adjustments for other interest periods. Interest on the 2028 Term Loans is paid monthly with interest payments on the 2024 Incremental Term Loan portion having commenced in April 2024.
As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.8 billion and $2.3 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
As of September 30, 2024, after taking into account the interest rate swaps discussed under the “Cash Flow Hedges” heading below, the Company’s variable rate debt consisted of $868.7 million of the 2028 Term Loans. The Company’s interest rate on this variable rate debt as of September 30, 2024 was 7.06%.
On October 8, 2024, the Company and substantially all of the Company’s domestic subsidiaries entered into Amendment No. 6 (the “Sixth Amendment”) to the Term Loan Agreement. The Sixth Amendment (i) eliminated the Term SOFR Adjustment (noted above as 0.11448% per annum) and (ii) resets the six month soft call period for a repricing of the 2028 Term Loans. After giving effect to the repricing, the applicable interest rate margins for the 2028 Term Loans are 1.75% for Term SOFR borrowings and 0.75% for base rate borrowings. Under the Sixth Amendment the 2028 Term Loans may be prepaid at any time without premium or penalty other than customary breakage costs or if the Company engages in certain repricing transactions before April 8, 2025, in which event a 1% prepayment premium would be due.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
The Company has entered into interest rate swap agreements with a notional amount of $600.0 million (“2022 Swaps”) to effectively fix the interest rate on $600.0 million principal of the outstanding existing Term Loans. The fixed rate on these instruments is 1.9645% and the variable rate is linked to the Term SOFR to mirror the variable interest payments for the Term Loans. For the nine months ended September 30, 2024, including the 1.75% interest rate margin and the 0.11448% SOFR adjustment for the Term Loans, the effective annual interest rate of this $600.0 million of principal debt was approximately 3.83%. Following the Sixth Amendment, which eliminated the 0.11448% SOFR adjustment, the effective annual rate on the $600.0 million of principal is approximately 3.71%.
Prior to the phase-out of LIBOR as a referenced rate on June 30, 2023, the fixed rate on the 2022 Swaps was 0.931% and the variable rate was linked to LIBOR, to mirror the LIBOR linked variable interest payments for the existing Term Loans. With the then 2.00% interest rate margin for the existing Term Loans, the effective annual interest rate of the $600.0 million of principal debt was 2.931% through June 30, 2023. The 2022 Swaps will expire on September 30, 2027.
At the inception of these instruments, the Company designated the 2022 Swaps as cash flow hedges. As of September 30, 2024, the Company recorded a derivative asset with a fair value of $23.3 million related to the 2022 Swaps. The balance of the derivative asset as of December 31, 2023 was $35.5 million. These assets are included in Other long-term assets on the consolidated balance sheets.
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

(12) EARNINGS PER SHARE
The computation of basic earnings per share (EPS) is based on the weighted-average number of common shares outstanding. The computation of diluted EPS is based on the weighted-average number of common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$115,213	$91,340	$318,325	$279,507
Denominator:
Weighted-average shares outstanding, basic	53,951	54,122	53,936	54,097
Dilutive impact of equity awards	278	297	293	314
Weighted-average shares outstanding, diluted	54,229	54,419	54,229	54,411

Basic earnings per share:	$2.14	$1.69	$5.90	$5.17
Diluted earnings per share:	$2.12	$1.68	$5.87	$5.14
Potentially dilutive shares outstanding include the dilutive effect of unvested restricted stock awards and employee stock purchase plan (“ESPP”) rights (collectively referred to as “equity awards”). Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted earnings per share. The Company included all outstanding performance awards, restricted stock awards and ESPP rights in the calculation of diluted earnings per share except as shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Antidilutive restricted stock awards	5	7	6	14
Performance stock awards for which performance criteria was not attained at reporting date	160	103	160	103

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the nine months ended September 30, 2024 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2024	$(200,339)	$(4)	$25,891	$(887)	$(175,339)
Other comprehensive (loss) income before reclassifications	(8,031)	215	3,296	18	(4,502)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(15,424)	—	(15,424)
Tax (provision) benefit	—	(45)	3,274	—	3,229
Other comprehensive (loss) income	(8,031)	170	(8,854)	18	(16,697)
Balance at September 30, 2024	$(208,370)	$166	$17,037	$(869)	$(192,036)
The amount realized in the unaudited consolidated statement of operations during the three and nine months ended September 30, 2024 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$5,213	$15,424	Interest expense, net of interest income

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three and nine months ended September 30, 2024 was $5.8 million and $20.7 million, respectively. Total stock-based compensation cost recognized for the three and nine months ended September 30, 2023 was $4.3 million and $14.8 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2024 was $1.0 million and $3.7 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2023 was $0.7 million and $2.4 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the nine months ended September 30, 2024:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	414,623	$114.02
Granted	144,341	187.87
Vested	(130,495)	102.40
Forfeited	(21,578)	143.28
Balance at September 30, 2024	406,891	$142.39
As of September 30, 2024, there was $43.8 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2024 was $16.3 million and $27.2 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2023 was $16.6 million and $24.6 million, respectively.
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
The following table summarizes information about performance stock awards for the nine months ended September 30, 2024:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	181,284	$114.10
Granted	79,738	173.45
Vested	(29,358)	100.63
Forfeited	(4,800)	148.48
Balance at September 30, 2024	226,864	$135.98
As of September 30, 2024, there was $6.8 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. The total fair value of performance awards vested during the three and nine months ended September 30, 2024 was $2.6 million and $6.3 million. The total fair value of performance awards vested during the three and nine months ended September 30, 2023 was $1.7 million and $9.6 million, respectively.

Employee Stock Purchase Plan
On May 22, 2024, the Company’s shareholders approved the Clean Harbors Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a means for eligible employees of the Company to authorize after-tax payroll deductions on a voluntary basis to be used for the periodic purchase of the Company's common stock at a 10% discount to its fair market value. The purchase price paid by the employees will be 90% of the lower of the closing price of the Company's common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. A total of 500,000 shares of common stock are reserved for issuance under the ESPP. As of September 30, 2024, no shares have been issued under the plan.

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
At September 30, 2024 and December 31, 2023, the Company had recorded reserves of $32.7 million and $32.4 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of September 30, 2024 and December 31, 2023, the $32.7 million and $32.4 million, respectively, of reserves consisted of (i) $26.1 million and $25.0 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.6 million and $7.4 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of September 30, 2024, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2024, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. (“Safety-Kleen”), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of September 30, 2024, there were approximately 71 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.

The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2024. From January 1, 2024 to September 30, 2024, 14 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2024, there was one proceeding for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of December 31, 2023, there were no proceedings for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (“CODM”), which is a committee comprised of the Company’s Co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
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

The following tables reconcile third-party revenues to direct revenues for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$1,287,650	$9,537	$1,297,187	$1,135,279	$11,084	$1,146,363
Safety-Kleen Sustainability Solutions	241,676	(9,537)	232,139	230,305	(11,084)	219,221
Corporate Items	96	—	96	112	—	112
Total	$1,529,422	$—	$1,529,422	$1,365,696	$—	$1,365,696

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues	Third-Party Revenues	Intersegment Revenues (Expenses), net	Direct Revenues
Environmental Services	$3,746,227	$32,853	$3,779,080	$3,357,743	$31,397	$3,389,140
Safety-Kleen Sustainability Solutions	712,312	(32,853)	679,459	712,905	(31,397)	681,508
Corporate Items	297	—	297	335	—	335
Total	$4,458,836	$—	$4,458,836	$4,070,983	$—	$4,070,983
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
The following table presents Adjusted EBITDA information used by management by reported segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Environmental Services	$332,502	$288,982	$956,892	$822,949
Safety-Kleen Sustainability Solutions	41,226	31,146	122,402	126,024
Corporate Items	(71,914)	(65,111)	(219,569)	(191,312)
Total	301,814	255,017	859,725	757,661
Reconciliation to Consolidated Statements of Operations:
Accretion of environmental liabilities	3,618	3,388	10,139	10,281
Stock-based compensation	5,837	4,291	20,690	14,809
Depreciation and amortization	100,063	92,970	295,632	267,425
Income from operations	192,296	154,368	533,264	465,146
Other expense (income), net	1,123	(334)	2,431	833
Loss on early extinguishment of debt	—	—	—	2,362
Interest expense, net of interest income	35,779	29,696	100,767	80,400
Income before provision for income taxes	$155,394	$125,006	$430,066	$381,551

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “seeks,” “should,” “estimates,” “projects,” “may,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about the Company’s future financial and operating results, plans, strategy, objectives and goals, cost management initiatives, contingent liabilities, liquidity, business and market conditions, customer demand, acquisitions, growth opportunities, expectations and other statements that are not historical facts. Such statements are based upon the beliefs and expectations of Clean Harbors’ management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks and uncertainties and those items identified as “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024, and in other documents we file from time to time with the SEC. Forward-looking statements are neither historical facts nor assurances of future performance. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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

•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions (“SKSS”) offers high quality, environmentally responsible recycled base and blended oil products and other automotive and industrial lubricants to fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall market demand and mix of our oil products sales, with management’s objective being to limit exposure to commodity market pricing risk through increased production of value added blended lubricants and contracted rate supply agreements with customers. Segment results are also predicated on the demand for other SKSS product and service offerings including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into our recycling and disposal network. The results and integration of the acquired operations of Noble Oil Services, Inc. and its subsidiaries (collectively “Noble”) also impact the overall segment results. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall costs to collect used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions and product demand in the manufacturing and automotive services markets, product pricing, efficiency of our operations, partnerships, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three and nine months ended September 30, 2024 were $1,529.4 million and $4,458.8 million, compared with $1,365.7 million and $4,071.0 million for the three and nine months ended September 30, 2023. Our Environmental Services segment direct revenues increased $150.8 million and $389.9 million or 13.2% and 11.5% for the three and nine months ended September 30, 2024, respectively, from the comparable periods in 2023 driven by growth in Field and Emergency Response Services, including the contributions from the acquisition of HEPACO, Technical Services and Safety-Kleen core service offerings. For the three months ended September 30, 2024, our SKSS segment direct revenues increased $12.9 million or 5.9%, from the comparable period in 2023, driven by contributions from our acquisition of Noble. For the nine months ended September 30, 2024, SKSS segment direct revenues decreased $2.0 million or 0.3% from the comparable period in 2023, due to lower base and blended oil product revenues resulting from market-driven pricing and lower volumes of base oil sold partially offset by contributions from Noble Oil. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $2.8 million and $5.3 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
Income from operations for the three and nine months ended September 30, 2024 was $192.3 million and $533.3 million, compared with $154.4 million and $465.1 million in the three and nine months ended September 30, 2023, representing an increase of 24.6% and 14.6%, respectively. Net income for the three and nine months ended September 30, 2024 was $115.2 million and $318.3 million, compared with net income of $91.3 million and $279.5 million in the three and nine months ended September 30, 2023, representing an increase of 26.1% and 13.9%, respectively.
Adjusted EBITDA, which is the primary financial measure by which we evaluate our segments, increased $46.8 million or 18.4% from $255.0 million in the three months ended September 30, 2023 to $301.8 million in the three months ended September 30, 2024. Adjusted EBITDA increased $102.1 million or 13.5% from $757.7 million in the nine months ended September 30, 2023 to $859.7 million in the nine months ended September 30, 2024. This Adjusted EBITDA growth is primarily driven by contributions from the Environmental Services Segment. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the nine months ended September 30, 2024 increased $18.1 million from $455.7 million in 2023 to $473.8 million in 2024. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, decreased $38.6 million in the nine months ended September 30, 2024 as compared to 2023. The decrease in adjusted free cash flow was driven by higher planned spend on property, plant and equipment including incremental investments in vehicles, machinery and equipment and notable project spend at our Baltimore, Maryland facility and Kimball, Nebraska incinerator and increased working capital balances, partially offset by higher cash flow from operations. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands, except percentages):

	Summary of Operations
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Direct Revenues (1):
Environmental Services	$1,297,187	$1,146,363	$150,824	13.2%	$3,779,080	$3,389,140	$389,940	11.5%
Safety-Kleen Sustainability Solutions	232,139	219,221	12,918	5.9	679,459	681,508	(2,049)	(0.3)
Corporate Items	96	112	(16)	N/M	297	335	(38)	N/M
Total	1,529,422	1,365,696	163,726	12.0	4,458,836	4,070,983	387,853	9.5
Cost of Revenues (2):
Environmental Services	874,414	766,242	108,172	14.1	2,541,017	2,300,853	240,164	10.4
Safety-Kleen Sustainability Solutions	171,120	169,207	1,913	1.1	496,441	498,965	(2,524)	(0.5)
Corporate Items	10,065	8,502	1,563	N/M	24,753	23,159	1,594	N/M
Total	1,055,599	943,951	111,648	11.8	3,062,211	2,822,977	239,234	8.5
Selling, General & Administrative Expenses:
Environmental Services	90,271	91,139	(868)	(1.0)	281,171	265,338	15,833	6.0
Safety-Kleen Sustainability Solutions	19,793	18,868	925	4.9	60,616	56,519	4,097	7.2
Corporate Items	67,782	61,012	6,770	11.1	215,803	183,297	32,506	17.7
Total	177,846	171,019	6,827	4.0	557,590	505,154	52,436	10.4
Adjusted EBITDA:
Environmental Services	332,502	288,982	43,520	15.1	956,892	822,949	133,943	16.3
Safety-Kleen Sustainability Solutions	41,226	31,146	10,080	32.4	122,402	126,024	(3,622)	(2.9)
Corporate Items	(71,914)	(65,111)	(6,803)	(10.4)	(219,569)	(191,312)	(28,257)	(14.8)
Total	$301,814	$255,017	$46,797	18.4	$859,725	$757,661	$102,064	13.5%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (3)	25.6%	25.2%	0.4%		25.3%	24.3%	1.0%
Safety-Kleen Sustainability Solutions(3)	17.8%	14.2%	3.6%		18.0%	18.5%	(0.5)%
Corporate Items (4)	(4.7)%	(4.8)%	0.1%		(4.9)%	(4.7)%	(0.2)%
Total	19.7%	18.7%	1.0%		19.3%	18.6%	0.7%
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
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Direct revenues	$1,297,187	$1,146,363	$150,824	13.2%	$3,779,080	$3,389,140	$389,940	11.5%
Environmental Services direct revenues for the three months ended September 30, 2024 increased $150.8 million from the comparable period in 2023 due to growth across most of our service lines driven by acquisitive growth and incremental revenues from legacy operations. Field and emergency response service revenues increased $105.2 million from the comparable period in 2023 driven by incremental revenue of approximately $75 million from the acquisition of HEPACO as well as contributions from our legacy field services operations. Technical services revenue increased $33.3 million largely due to contributions across our portfolio of waste disposal facilities, including higher incineration pricing and volumes. For the three months ended September 30, 2024, utilization at our incinerators increased from 86% to 89%. Revenues for Safety-Kleen core service offerings grew by $18.6 million from the comparable period in 2023 driven by improved pricing and greater demand for our containerized waste, vacuum and parts washer services. These increases were partially offset by decreased revenues from our industrial services operations for the three months ended September 30, 2024, which declined $4.7 million due to lower turnaround activity late in the quarter, as compared to the same period in 2023. Direct revenues for Canadian operations of the Environmental Services segment decreased by $2.2 million due to foreign currency translation.
Environmental Services direct revenues for the nine months ended September 30, 2024 increased $389.9 million from the comparable period in 2023 due to growth across most of our service lines driven by incremental revenues from legacy operations and acquisitive growth. Field and emergency response service revenues for the nine months ended September 30, 2024 increased $219.1 million from the comparable period in 2023 driven by incremental revenue of approximately $160 million from the acquisition of HEPACO as well as overall growth in core field and emergency response service offerings. Technical services revenue increased $128.0 million largely due to higher incineration pricing and volume coupled with improved pricing at our landfill facilities. Utilization at our incinerators increased from 83% to 85% for the nine months ended September 30, 2024 as compared to the same period in 2023. Revenues for Safety-Kleen core service offerings for the nine months ended September 30, 2024 grew by $63.1 million from the comparable period in 2023 due to improved pricing and greater demand for our containerized waste, vacuum and parts washer services. Revenue from our industrial services operations declined $21.7 million due to lower turnaround activity and related high-value services for the nine months ended September 30, 2024 compared to the same period in 2023, partially offset by incremental revenue from the acquisition of Thompson Industrial Services which occurred in March 2023. Direct revenues for Canadian operations of the Environmental Services segment decreased by $4.3 million due to foreign currency translation.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Direct revenues	$232,139	$219,221	$12,918	5.9%	$679,459	$681,508	$(2,049)	(0.3)%
In the three months ended September 30, 2024, SKSS direct revenues increased $12.9 million from the comparable period in 2023 due to a $16.8 million increase in revenues from the sale of vacuum gas oil and specialty refinery products largely resulting from the acquisition of Noble which took place on March 1, 2024. This increase was partially offset by a $1.8 million decrease in revenues from the collection of used oil despite an increase in the volume collected in the three months ended September 30, 2024 when compared to the used oil collections in the same period of 2023. Revenues from the sale of base and blended oil products were relatively flat due to unfavorable market conditions.
In the nine months ended September 30, 2024, SKSS direct revenues decreased $2.0 million from the comparable period in 2023 largely due to a $12.8 million reduction in revenues from base oil sales driven primarily by lower pricing and, to a lesser extent, lower volumes sold. Revenue from contract packaging decreased $8.9 million and revenues generated from the sales of other products decreased $5.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023. Revenue from the sales of blended oil products decreased by $2.3 million in the nine months ended September 30, 2024 when compared with the same period in the prior year, primarily due to lower pricing despite increased volume sold. These decreases were partially offset by a $27.2 million increase in revenues from the sale of vacuum gas oil and specialty refinery products primarily driven by the acquisition of Noble as well as a $2.3 million increase in revenues from the collection of used oil driven by higher volume collected in the nine months ended September 30, 2024 when compared to the used oil collections in the same period of 2023.
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
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of revenues	$874,414	$766,242	$108,172	14.1%	$2,541,017	$2,300,853	$240,164	10.4%
As a % of Direct revenues	67.4%	66.8%	0.6%		67.2%	67.9%	(0.7)%
Environmental Services cost of revenues for the three months ended September 30, 2024 increased $108.2 million from the comparable period in 2023 while remaining relatively consistent as a percentage of revenues. Commensurate with the revenue growth in the business and recent acquisition of HEPACO, labor and benefit related costs increased $54.3 million, equipment and supply costs increased $41.6 million and external transportation, vehicle and fuel related costs increased $13.3 million for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.
Environmental Services cost of revenues for the nine months ended September 30, 2024 increased $240.2 million from the comparable period in 2023, however as a percentage of revenues decreased 0.7%. Commensurate with the revenue growth in the business and recent acquisitions, labor and benefit related costs increased $130.3 million, equipment and supply costs increased $77.2 million and external transportation, vehicle and fuel related costs increased $24.6 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. Overall, the growth of revenue outpaced cost increases resulting in the improved margin of the segment.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of revenues	$171,120	$169,207	$1,913	1.1%	$496,441	$498,965	$(2,524)	(0.5)%
As a % of Direct revenues	73.7%	77.2%	(3.5)%		73.1%	73.2%	(0.1)%
SKSS cost of revenues for the three months ended September 30, 2024 increased $1.9 million from the comparable period in 2023, driven by the revenue increase discussed above. As a percentage of revenues these costs decreased by 3.5% due to lower re-refinery operating costs incurred during the period.
SKSS cost of revenues for the nine months ended September 30, 2024 decreased $2.5 million from the comparable period in 2023 and remained relatively consistent as a percentage of revenues driven by market related pricing decreases discussed in the revenue section above, partially offset by lower re-refinery operating costs incurred specifically in the three months ended September 30, 2024 as compared to the same period in the prior year.
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
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
SG&A expenses	$90,271	$91,139	$(868)	(1.0)%	$281,171	$265,338	$15,833	6.0%
As a % of Direct revenues	7.0%	8.0%	(1.0)%		7.4%	7.8%	(0.4)%
Environmental Services SG&A expenses for the three months ended September 30, 2024 remained relatively consistent with the comparable periods in 2023, and decreased 1.0% as a percentage of segment revenues, primarily driven by lower labor and benefit related costs, continuing our trend of leveraging our SG&A base in the midst of the revenue growth discussed above.
Environmental Services SG&A expenses for the nine months ended September 30, 2024 increased $15.8 million, from the comparable periods in 2023, however, remained relatively consistent as a percentage of segment revenues, continuing our trend of leveraging our SG&A base in the midst of revenue growth discussed above. SG&A expenses for the nine months ended September 30, 2024 increased approximately $10 million due to additional costs from the HEPACO operations. The remaining increases were spread across various cost categories and were driven by overall growth in the segment results.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
SG&A expenses	$19,793	$18,868	$925	4.9%	$60,616	$56,519	$4,097	7.2%
As a % of Direct revenues	8.5%	8.6%	(0.1)%		8.9%	8.3%	0.6%
SKSS SG&A expenses for the three months ended September 30, 2024 increased $0.9 million and remained relatively consistent, as a percentage of revenues, when compared to the same period in 2023. Overall, labor and benefit related costs increased $1.4 million, mainly driven by increased costs from Noble operations. This increase was partially offset by a $1.1 million increase to a remedial liability reserve in 2023 which did not recur in 2024.

For the nine months ended September 30, 2024, SKSS SG&A expenses increased $4.1 million, and as a percentage of revenues, remained relatively consistent with the prior year. Overall, labor and benefit related costs increased $5.0 million in the nine months ended September 30, 2024 when compared to the same period in 2023, mainly driven by increased costs from Noble operations. This cost increase was partially offset by a $1.1 million increase to remedial liability reserves in 2023 which did not recur in 2024.
Corporate Items

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
SG&A expenses	$67,782	$61,012	$6,770	11.1%	$215,803	$183,297	$32,506	17.7%
As a % of Total Company Direct revenues	4.4%	4.5%	(0.1)%		4.8%	4.5%	0.3%
Corporate SG&A expenses for the three months ended September 30, 2024 increased $6.8 million from the same period in the prior year yet remained relatively consistent as a percentage of our total direct revenues. The increase in Corporate SG&A expenses for the three months ended September 30, 2024 was driven by a $5.3 million increase in labor and benefits related costs, including stock-based compensation, primarily resulting from incremental headcount from the acquired operations and a $1.2 million increase in information technology related costs.
Corporate SG&A expenses for the nine months ended September 30, 2024 increased $32.5 million yet remained relatively consistent as a percentage of our total direct revenues when compared to the same period in the prior year. The increase in Corporate SG&A expenses for the nine months ended September 30, 2024 was driven by a $21.7 million increase in labor and benefits related costs, including stock-based compensation, a $3.6 million change in legal reserve costs and a $2.4 million increase in information technology related costs.
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

The following table presents Adjusted EBITDA as well as Adjusted EBITDA as a percentage of Direct Revenues by segment (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Adjusted EBITDA:
Environmental Services	$332,502	$288,982	$43,520	15.1%	$956,892	$822,949	$133,943	16.3%
Safety-Kleen Sustainability Solutions	41,226	31,146	10,080	32.4	122,402	126,024	(3,622)	(2.9)
Corporate Items	(71,914)	(65,111)	(6,803)	(10.4)	(219,569)	(191,312)	(28,257)	(14.8)
Total	$301,814	$255,017	$46,797	18.4%	$859,725	$757,661	$102,064	13.5%
Adjusted EBITDA as a % of Direct Revenues (1):
Environmental Services	25.6%	25.2%	0.4%		25.3%	24.3%	1.0%
Safety-Kleen Sustainability Solutions	17.8%	14.2%	3.6%		18.0%	18.5%	(0.5)%
Corporate Items	(4.7)%	(4.8)%	0.1%		(4.9)%	(4.7)%	(0.2)%
Total	19.7%	18.7%	1.0%		19.3%	18.6%	0.7%
______________
(1)    Environmental Services and SKSS calculated as a percentage of individual segment direct revenues. Corporate Items calculated as a percentage of total Company direct revenues.
The following is a reconciliation of net income to Adjusted EBITDA for the following periods (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$115,213	$91,340	$318,325	$279,507
Accretion of environmental liabilities	3,618	3,388	10,139	10,281
Stock-based compensation	5,837	4,291	20,690	14,809
Depreciation and amortization	100,063	92,970	295,632	267,425
Other expense (income), net	1,123	(334)	2,431	833
Loss on early extinguishment of debt	—	—	—	2,362
Interest expense, net of interest income	35,779	29,696	100,767	80,400
Provision for income taxes	40,181	33,666	111,741	102,044
Adjusted EBITDA	$301,814	$255,017	$859,725	$757,661
As a % of Direct revenues	19.7%	18.7%	19.3%	18.6%
Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$86,201	$80,432	$5,769	7.2%	$254,888	$229,658	$25,230	11.0%
Permits and other intangibles amortization	13,862	12,538	1,324	10.6	40,744	37,767	2,977	7.9
Total depreciation and amortization	$100,063	$92,970	$7,093	7.6%	$295,632	$267,425	$28,207	10.5%
Depreciation and amortization for the three and nine months ended September 30, 2024 increased by $7.1 million and $28.2 million from the comparable periods in 2023 due to the depreciation of fixed assets and amortization of intangible assets placed in service in the last quarter of 2023 and throughout 2024 including the incremental assets acquired from the March 2024 HEPACO and Noble acquisitions.

Loss on Early Extinguishment of Debt

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Loss on early extinguishment of debt	$—	$—	$—	—%	$—	$(2,362)	$2,362	100.0%
During the nine months ended September 30, 2023, we recorded a $2.4 million loss on early extinguishment of debt in connection with the repayment of outstanding debt due in 2024.
Interest Expense, Net of Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Interest expense, net of interest income	$35,779	$29,696	$6,083	20.5%	$100,767	$80,400	$20,367	25.3%
Interest expense, net of interest income for the three months ended September 30, 2024 increased $6.1 million from the comparable period in 2023 due to higher levels of outstanding debt as a result of the 2024 Incremental Term Loans entered into on March 22, 2024. Interest expense was partially offset by a $2.5 million increase in interest income in the three months ended September 30, 2024 compared to the comparable period in 2023.
Interest expense, net of interest income for the nine months ended September 30, 2024 increased $20.4 million from the comparable period in 2023. During the nine months ended September 30, 2023, interest expense, net of interest income included an $8.3 million benefit recognized from settling interest rate swaps in that prior year period.
Absent this benefit, interest expense, net of interest income, for the nine months ended September 30, 2024 increased $12.1 million from the comparable period in 2023 due to the 2024 Incremental Term Loans discussed above. Interest expense was partially offset by a $5.4 million increase in interest income in the nine months ended September 30, 2024 compared to the comparable period in 2023.
As of September 30, 2024, the effective interest rate on our debt was 5.6%. For the remainder of 2024, we expect interest expense to continue to trend higher than the prior year due to higher levels of outstanding debt and a slightly higher weighted average effective interest rate. For additional information regarding the financing events during 2024 and our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		2024 over 2023		September 30,		2024 over 2023
(in thousands, except percentages)	2024	2023	Change	% Change	2024	2023	Change	% Change
Provision for income taxes	$40,181	$33,666	$6,515	19.4%	$111,741	$102,044	$9,697	9.5%
Effective tax rate	25.9%	26.9%	(1.0)%		26.0%	26.7%	(0.7)%
For the three and nine months ended September 30, 2024, the provision for income taxes increase was consistent with the increase in pre-tax income compared to the prior period. Our effective tax rates for the three and nine months ended September 30, 2024 remained relatively consistent compared to the prior periods.

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
Summary of Cash Flow Activity

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash from operating activities	$473,833	$455,692
Net cash used in investing activities	(812,940)	(447,069)
Net cash from (used in) financing activities	408,555	(165,322)
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2024 was $473.8 million as compared to $455.7 million in the same period in 2023. This $18.1 million increase in operating cash flows was attributable to an increase in operating income of $68.1 million, lower cash paid for taxes of $6.6 million, and a $4.4 million reduction in environmental expenditures for the nine months ended September 30, 2024 as compared to the same period in 2023. These were partially offset by increased working capital balances and an increase in cash paid for interest of $33.4 million.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $812.9 million, an increase of $365.9 million from the comparable period in 2023. Cash used for acquisitions increased $354.4 million as we paid more for the acquisitions of HEPACO and Noble in 2024 than we did for the acquisition of Thompson Industrial in 2023. Additions to property, plant and equipment increased $57.9 million, largely driven by increased investments in vehicles, machinery and equipment for our operations and notable project spend including $15.8 million spent on the Baltimore, Maryland facility. The remaining change in net cash used in investing activities was due to the timing of transactions within our wholly owned captive insurance company which resulted in a $26.3 million cash inflow in the nine months ended September 30, 2024 as compared to a $19.9 million cash outflow in the nine months ended 2023.
Net cash from (used in) financing activities
Net cash from financing activities for the nine months ended September 30, 2024 was $408.6 million, as compared to net cash used in financing activities of $165.3 million for the nine months ended September 30, 2023. The primary drivers of this change were the incurrence of additional term loans net of discount of $499.4 million in 2024 as compared to a net $121.5 million repayment of debt in 2023. Partially offsetting this activity was an increase in finance lease payments of $12.0 million.
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

The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash from operating activities	$473,833	$455,692
Additions to property, plant and equipment	(369,826)	(311,906)
Proceeds from sale and disposal of fixed assets	6,353	5,129
Adjusted free cash flow	$110,360	$148,915
Summary of Capital Resources
At September 30, 2024, cash and cash equivalents and marketable securities totaled $594.7 million, compared to $550.8 million at December 31, 2023. At September 30, 2024, cash and cash equivalents held by our Canadian subsidiaries totaled $46.8 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $547.9 million at September 30, 2024. Our U.S. operations had net operating cash inflows of $478.3 million for the nine months ended September 30, 2024.
We maintain a $600.0 million revolving credit facility of which, as of September 30, 2024, approximately $469.8 million was available to borrow under the facility, with letters of credit of $130.2 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first nine months of 2024 were $369.8 million as compared to $311.9 million during the first nine months of 2023. The increase was driven by incremental investments in our fleet and equipment and Baltimore, Maryland facility as well as incremental spend on the Kimball incinerator. We anticipate that 2024 capital spending, net of disposals, will be in the range of $400.0 million to $430.0 million.
We are nearing the completion of the construction of our new incinerator in Kimball, Nebraska and intend to commence operations in the fourth quarter of 2024. Total spending on the project as of September 30, 2024 was $198.0 million. Capital spending on the strategic project in Baltimore, Maryland for the first nine months of 2024 was $15.8 million for the purchase of the facility and site improvements.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Financing Arrangements
As of September 30, 2024, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $1,468.7 million of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of September 30, 2024.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
As of September 30, 2024, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company’s common stock repurchases are made pursuant to the previously authorized board approved plan to repurchase up to $1.1 billion of the Company’s common stock. During the three and nine months ended September 30, 2024, the Company repurchased and retired 84,910 and 135,572 shares, respectively, of the Company’s common stock for total expenditures of $20.0 million and $30.0 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased and retired a total of 58,341 and 117,064 shares, respectively, of the Company’s common stock for total expenditures of $10.0 million and $18.0 million, respectively.

Through September 30, 2024, the Company has repurchased and retired a total of approximately 8.7 million shares of its common stock for $575.9 million under the board approved plan, and as of September 30, 2024, an additional $524.1 million remained available for repurchase of shares.
Environmental Liabilities

(in thousands, except percentages)	September 30, 2024	December 31, 2023	Change	% Change
Closure and post-closure liabilities	$119,578	$118,600	$978	0.8%
Remedial liabilities	110,658	111,243	(585)	(0.5)
Total environmental liabilities	$230,236	$229,843	$393	0.2%
Total environmental liabilities as of September 30, 2024 were $230.2 million, relatively consistent with the balance as of December 31, 2023. During the nine months ended September 30, 2024, the environmental liability balance increased due to accretion of $10.1 million, new environmental liabilities, including those assumed through acquisition, of $5.9 million and changes in environmental liability estimates of $4.4 million. These increases were partially offset by expenditures of $19.7 million. The liability estimate increase was primarily driven by a $2.9 million increase to the remedial liability reserve for a Superfund site.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of September 30, 2024, there were $130.2 million outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
In the first nine months of 2024, there were no material changes to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the first nine months of 2024, there were no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2024 through July 31, 2024	25,752	$220.63	—	$544,101
August 1, 2024 through August 31, 2024	45,116	232.87	43,028	534,101
September 1, 2024 through September 30, 2024	44,800	239.23	41,882	524,101
Total	115,668	$232.61	84,910
    ________________
(1)    Includes 30,758 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company’s equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the Company’s stock repurchase program includes the commissions paid to brokers.
(3)    The Company’s common stock repurchases are made pursuant to the stock repurchase plan, which was most recently authorized by the board of directors on December 5, 2024, to repurchase up to $1.1 billion of the Company’s common stock. The stock repurchase plan will expire when all of the available allotted funds under the stock repurchase plan are depleted. As of September 30, 2024, the amount available for repurchase under the board approved plan is $524.1 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2024, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.     OTHER INFORMATION
During the quarter ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Item No.	Description	Location
10.1+	Amendment No. 6 to Credit Agreement dated as of October 8, 2024, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto	(1)

31.1	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles	Filed herewith

31.2	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg	Filed herewith

31.3	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)	Filed herewith
_______________________
(1) Incorporated by reference to Exhibit 4.43H to the Company’s Current Report on Form 8-K filed on October 11, 2024.
+ Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy to the SEC upon request.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	October 30, 2024

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	October 30, 2024

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	October 30, 2024