Form 10-K
period 2024-12-31
CLEAN HARBORS INC
filed 2025-02-19
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE TRANSITION PERIOD FROM	TO
COMMISSION FILE NUMBER 001-34223

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts			04-2997780
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)
42 Longwater Drive	Norwell	MA	02061-9149
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including area code: (781) 792-5000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CLH	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates”) as of June 28, 2024 was approximately $11.5 billion, based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange.
On February 12, 2025, there were 53,856,836 shares of Common Stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2024

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “seeks,” “should,” “estimates,” “projects,” “may,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about our future financial and operating results, plans, strategy, objectives and goals, cost management initiatives, contingent liabilities, liquidity, business and market conditions, customer demand, acquisitions, growth opportunities, expectations and other statements that are not historical facts. Such statements are based upon the beliefs and expectations of our management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks and uncertainties and those items identified in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis on Financial Condition and Results of Operations.” Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should also carefully review the risk factors described in the other documents which we file from time to time with the Securities and Exchange Commission (“SEC”), including Clean Harbors’ quarterly reports on Form 10-Q to be filed during 2025.
PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc. and its subsidiaries (collectively, “we,” “Clean Harbors” or the “Company”) is a leading provider of sustainable environmental and industrial services throughout North America. Everywhere industry meets the environment, we strive to provide eco-friendly services and products that protect and restore North America's natural environment. We are also the largest provider of parts cleaning and related environmental services to general manufacturing, automotive and commercial customers in North America and the largest re-refiner and recycler of used oil in North America. One of our primary goals as a company is supporting our customers in providing environmentally responsible solutions to further their sustainability goals in today's rapidly changing world.
We have two operating segments through which the Company conducts its operations: (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
•Environmental Services - Our Environmental Services businesses offer an array of services to customers. We safely collect, transport, treat and dispose of hazardous and non-hazardous waste through our network of over 100 waste disposal facilities including incinerators, landfills, treatment, storage and disposal facilities (“TSDFs”), wastewater treatment facilities and solvent recycling centers. Our emergency response services leverage specialized equipment, expertise and responsiveness to support our customers and our teams can address the per- and poly-fluorinated alkyl substances (“PFAS”) needs of our customers from testing to disposal. We leverage our assets to perform a wide range of industrial maintenance and specialty industrial services, both planned and unplanned. We collect containerized waste and provide parts washer and vacuum services to small quantity generators of hazardous waste. All of these services are designed to protect the environment and address environmental related challenges through the use of innovation and the latest technologies. We provide customers with sustainable solutions that seek to recycle waste materials whenever possible.
•Safety-Kleen Sustainability Solutions - Our Safety-Kleen Sustainability Solutions (“SKSS”) business offerings span the life-cycle of sustainable lubricant products. Our teams collect used oil which serves as feedstock for our oil re-refineries. At these facilities, we manufacture, formulate and package high quality lubricants which are returned to the marketplace, providing our customers with sustainable solutions to meet their oil and lubricant demands.
Clean Harbors, Inc. was incorporated in Massachusetts in 1980 and our principal executive offices are located in Norwell, Massachusetts. We maintain a website at the following Internet address: http://www.cleanharbors.com. Through a link on this website, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our board committees, and our code of ethics for members of our Board of Directors (the “Board”), our Co-Chief Executive Officers and our other senior executive officers are available through our website at https://ir.cleanharbors.com/corporate-governance/highlights. Should it be necessary, any waivers for such policies will also be posted on our website. In August 2024, we published our third Sustainability Report, which is available on our website’s Sustainability page. Our website, and the information contained in or accessible through our website, are not incorporated by reference in, or considered to be a part of, this annual report on Form 10-K or any other document unless expressly incorporated by reference.
Commitment to Safety
Safety is a core value throughout Clean Harbors and everyone at all levels of our Company share this belief. Our Safety Starts with Me: Live It 3-6-5 mindset, is the foundation to our overall safety approach. This mindset is organized around three Safety Philosophies, six Golden Rules of Safety and each employee’s five Personal Reasons why they choose to be safe at work and at home. This overall approach, along with other targeted safety and education programs, have enabled us to continue to be an industry leader in safety. For the year ended December 31, 2024, our safety metrics of Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted Activity and Transfer Rate (“DART”), were 0.65 and 0.27, respectively. TRIR is a measure of total recordable injuries relative to hours worked while DART is a measure of recordable injury severity for the hours worked. For the third year in a row, our TRIR has remained well under 1.0, an industry leading statistic, and 2024 marks the lowest DART in the Company’s history, indicating a continued decline in the severity of injuries.
As always, we remain focused on the safety of our teams, our customers and the communities in which we work, live and drive. We will remain relentless in our pursuit to improve how we work through effective partnering and collaboration, as well as innovation and technological solutions which deliver on our safety promise to ourselves, our customers and our neighbors. It starts with us, and we live it 3-6-5.
Compliance
We regard compliance with applicable regulations as a critical component of our overall operations and we maintain a compliance organization that is independent of the operations of the business to monitor and provide oversight throughout our organization. We strive to maintain strict professional standards in our compliance activities. Our compliance staff is responsible for the facilities’ permitting and regulatory compliance, compliance training, transportation compliance and related record keeping. To ensure the effectiveness of our regulatory compliance program, our facilities operations are monitored by our compliance staff and a compliance audit team who routinely conduct audits of our programs.
Our facilities are also frequently inspected and audited by regulatory agencies, as well as by customers. Although our facilities have been cited on occasion for regulatory violations, we believe that each of our facilities is currently in substantial compliance with applicable permit requirements.
Competitive Strengths
As noted above, Safety is our underlying core value and we believe our long standing commitment to safety is an important competitive strength and differentiator for Clean Harbors. We have attained leading positions across our business lines despite facing robust competition from local, regional and national firms. We believe the following are our core competitive strengths developed over more than 40 years of operations which have and will continue to facilitate our prominent position in the marketplace:
•Leading Provider of Environmental and Industrial Services - We are a leading provider of environmental and industrial services which deliver sustainable solutions that help our customers protect the environment. We operate ten commercial hazardous waste incinerators, including our newest incinerator in Kimball, Nebraska which commenced operations in late 2024. We are the largest operator of these high demand facilities in North America. We are also one of the few emergency response and industrial services companies with footprints across both the U.S. and Canada. Our highly trained workforce safely responds to customer needs across a variety of service lines, including emergency response services and plant turnarounds. We provide multi-faceted, high-quality services to a broad mix of customers and our vast capabilities, valuable and unique assets, skilled workforce, safety profile and breadth of services as well as our overall size, scale and geographic footprint help us attract customers and provide them with environmentally responsible solutions.
•Integrated Network of Assets - We believe, in the aggregate, we operate the largest number of commercial hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. We have a footprint of service locations spanning the U.S. and Canada and we manage a sizeable fleet of more than 20,000 vehicles across this coast to coast network. Our extensive service network enables us to effectively handle hazardous waste streams from origin to safe disposal in one of our various waste outlets, internalizing the transportation to reduce costs. Our disposal facilities are very difficult to duplicate and maintain because, in addition to the substantial required capital investments, there are significant permitting, regulatory approvals and ongoing compliance regulations necessary in order for new commercial waste disposal sites to come online and remain operational. In addition, expertise gained through years of experience is paramount to safely operating such facilities. These longstanding capabilities exhibited by us create a competitive advantage and provide substantial value for our network.

•Comprehensive Service Capabilities Complementing our Customers’ Sustainability Goals - Our comprehensive service offerings and product catalog allow us to act as a full service provider for our customers’ needs. Customers can rely on Clean Harbors not only as a sustainability partner, but also to minimize the number of outside vendors, making us their “one-stop-shop” service provider. Our breadth of service offerings creates incremental revenue growth with no single competitor offering the portfolio of services that we can provide to our customers. Our workforce is trained to fulfill a multitude of customer needs and our complementary lines of business help keep us steady in times of market uncertainty. In addition, our proprietary and integrated technology platforms utilized to deliver our services provide a competitive advantage for us and continuous investments provide incremental value to our customers' experience.
•Used Motor Oil Collection and Re-refining Capabilities - As the largest re-refiner and recycler of used oil in North America, in 2024 we collected 253 million gallons of used oil and processed these used oil gallons, along with additives and some additionally purchased used oil, into approximately 249 million gallons of new re-refined base oil, lubricants and byproducts which were returned back into the marketplace. Our capability to serve as an outlet for used lubricants in the marketplace, which we then re-refine and convert into high-quality, environmentally responsible recycled products, distinguishes us from many competitors. This process also provides an alternative to other disposal options of the used lubricants. In 2024, by collecting and then re-refining this used oil, we helped avoid the creation of approximately 2.4 million metric tons of greenhouse gases (“GHG”). The magnitude of estimated GHG emission avoidance is equivalent to the carbon sequestered by growing 39 million trees for 10 years or removing 550,000 gasoline-powered passenger cars from the road for one year.
•Effective Cost Management - We have adopted effective cost management programs with the goal of maintaining or improving our overall margins in spite of inflation and other drivers of higher costs. Our significant scale allows us to lower costs through standardized compliance procedures and significant purchasing power. By harnessing our technological investments, optimizing logistics and transportation and using our internal resources, we aim to channel waste streams to the most efficient facilities. Throughout the Company, our support functions are highly leverageable, contributing to improved operating margins. Our SKSS segment results are significantly impacted by market pricing of oil products. To reduce this commodity exposure, we manage the pricing on our used oil collection services as a strategy to manage the re-refinery spreads inherent in our SKSS business. In the fourth quarter of 2024, we also took actions to idle production at our Newark, California re-refinery in order to reduce our fixed cost base in light of current market conditions for base oil.
•Large and Diversified Customer Base - Our customer portfolio ranges from small companies to Fortune 500 companies and includes public, private and government entities that span multiple industries and business types. This diversification opens opportunities for cross-selling our large portfolio of services and limits our credit exposure to any single customer and potential cyclicality in any one industry. As a percentage of our 2024 revenues, the top ten industries we serviced totaled approximately 77% of revenues and included chemical (15%), general manufacturing (14%), refineries (13%), automotive (8%), utilities (6%), base and blended oils (5%), oil and gas (5%), transportation (4%), government (4%) and retail (3%).
•Stable and Recurring Revenue Base - We have long-standing relationships with our large customers, some spanning decades. Our operations are often embedded in customer facilities, integrating Clean Harbors into our customers’ day-to-day operations. A significant portion of our revenues are derived from previously served customers with recurring needs for our services. Due to customers’ desire to audit disposal facilities before approving the sites and to limit the number of facilities to which their hazardous waste is shipped in order to reduce potential liability under United States and Canadian environmental laws and regulations, there can be a financial burden that accompanies switching hazardous waste disposal providers. We have been selected as an approved vendor by large and small generators of waste because, in addition to our strong safety performance, we possess comprehensive collection, recycling, treatment, transportation, disposal and hazardous waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis. In our SKSS segment, despite fluctuations in our customer base, we consistently collect the gallons needed to produce our oil products with a three year average of 240.2 million gallons collected.
•Regulatory Compliance - We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. We have a compliance group outfitted to monitor our adherence to these compliance standards and an audit function to review for consistent compliance. Companies relying on in-house or captive disposal methods may find the current regulatory requirements to be too capital intensive or complex, and may choose to outsource many of their hazardous waste disposal needs.
•Proven and Experienced Management Team - Our executive management team provides extensive knowledge and continuity, with years of experience and expertise in the environmental and industrial services industries. Our Co-

Chief Executive Officers, Michael L. Battles and Eric W. Gerstenberg collectively have over 40 years of industry experience. Mr. Battles and Mr. Gerstenberg have held these positions since March 31, 2023, having previously served as Executive Vice President and Chief Financial Officer and Chief Operating Officer, respectively, alongside Alan S. McKim, the founder and current Executive Chairman of the Board. Our experienced management team possesses the industry and operational knowledge to be able to quickly pivot in times of change and identify and respond to new market risks, opportunities and demands.
Strategy
Our strategy involves leveraging our core competitive strengths to develop and maintain ongoing relationships with a diversified group of customers while continuing to grow our service lines, ensuring that we can meet our customers’ changing environmental and sustainability needs. Targeted marketing opportunities allow us to expand market awareness of the breadth of our service offerings to current and future customers. We strive to be recognized as the premier supplier of a broad range of value-added environmental services based upon the breadth of those services, quality, responsiveness, customer service, information technologies, safety and cost effectiveness. Everywhere industry meets the environment, we aim to be a primary resource for our customers.
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
•Expand Our Network and Suite of Offerings - We operate an extensive network of hazardous waste management facilities and oil re-refineries, providing us with significant operating leverage as volumes increase. To meet market demand for additional hazardous waste incineration capacity, we built a second incinerator at our Kimball, Nebraska facility, which came online in late 2024, expanding our annual capacity by 70,000 tons per year. We continuously monitor market needs and look to anticipate future waste disposal requirements. For example, in response to the focus on PFAS treatment and disposal, in 2024 we launched our Total PFAS Solutions service, leveraging our unique combination of permitted laboratory, transportation, filtration and disposal assets to provide our customers with a single source provider of PFAS handling from sampling to remediation and disposal. We also seek opportunities to expand waste handling capacity or oil processing at our facilities by modifying existing permits, improving technology or significantly expanding our facilities. Selected permit modifications within our network of facilities allow us to broaden our treatment services without the significant capital investment necessary to acquire or build new waste management facilities. Additionally, we aim to grow through opening new locations in strategic areas, expanding to new waste streams and being responsive to shifting product and service needs in the marketplace.
•Pursue Acquisitions and Divestitures - We have a history of strategic acquisitions ranging from small, “tuck-ins” to large scale operations and we continue to actively pursue selective acquisitions that we believe can enhance and expand our business. During the year ending December 31, 2024, we invested nearly $500.0 million of capital in growing the business through acquisitions. Strategic acquisitions are executed to expand existing services, generate incremental revenues from existing and new customers, obtain greater market share, broaden the markets in which we operate and expand our services and expand our total waste disposal capabilities or oil re-refining capacity. In order to maximize synergies, we rapidly integrate our acquisitions into our existing processes. To complement our acquisition strategy, we also regularly review and evaluate our operations to determine whether we should divest certain non-core businesses and reallocate our resources to businesses that we believe better align with the long-term strategic direction of the Company.
•Execute on Cost, Pricing and Productivity Initiatives - We continually seek to increase efficiency and reduce costs through enhanced technology, process improvements and strategic expense management. We seek to identify areas in our business where strategic investments in automation, process improvements and employees can serve to increase productivity, efficiency and safety compliance. We continuously focus on the operating leverage of our support functions, including expanding globally to achieve profitability and productivity benefits. We aim to price our services and products competitively, understanding the demands of our customers, the inherent value of our network of assets and operations and our ability to quickly respond to market and macroeconomic changes. We also understand the value our customers place on our products and services in a global market continuously focusing on sustainability, environmental compliance and safety.
•Foster Innovation through Technology - Technology has always been part of our core operations, influencing our strategy from increasing throughput at our facilities to automation, including artificial intelligence and robotic process automation, to enhance productivity. We aim to utilize advanced technologies in our operations while also integrating technology-based solutions for our customers to use in the management of their generated waste streams, which promote the safety, efficiency and profitability of these operations. With technology, we are able to centrally manage our transportation network by deploying, monitoring and adjusting our transportation fleet as needs change. Technology is enhancing our customer interactions through the use of our Customer Solutions Portal, our e-commerce initiatives and through tools providing customers with real-time data on the services we are providing. We anticipate that as new waste streams arise or grow in prominence, we will develop new technology and/or improve the capabilities of existing technology to respond to these waste disposal needs. We believe that making technological investments that increase the value of our services delivered to customers pays off in a variety of ways including growth, retention, profitability and overall customer experience.
•Capture Emergency Response Opportunities - With our extensive national presence of over 150 response locations, Clean Harbors, now including the HEPACO operations, has the manpower, equipment and technical expertise to manage large and small environmental emergencies for our customers. We can rapidly deploy experienced teams to address unplanned releases of chemicals, oil, fuels, solvents or many other hazardous material spills including PFAS or bio-contamination. We also address damage caused by hurricanes, wildfires, earthquakes and storms. These opportunities can vary in size, complexity and duration, however, in any case we aim to be the first call customers make in these situations. We can also provide turnkey offsite transportation and disposal services throughout our disposal network for soil and other contaminated materials generated from remediation activities.
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
Environmental Services
Our Environmental Services business offers an array of services to customers. We safely collect, transport, treat and dispose of hazardous and non-hazardous waste, including resource recovery, physical treatment, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management and CleanPack® services. Our CleanPack® services include the collection, identification, categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous waste. As noted above, in 2024 we launched our Total PFAS Solutions service, providing our customers with a single source provider of PFAS handling from sampling to remediation and disposal. We also perform a wide range of industrial maintenance and specialty industrial services and utilize specialty equipment and resources to perform services at any chosen location on a planned or emergency response basis. Additionally, we collect containerized waste and provide parts washer and vacuum services to small quantity generators of hazardous waste. All of these services are designed to address environmental challenges through innovation and the latest technologies. We offer sustainable solutions that aim to recycle waste materials whenever possible.
The results of our Environmental Services segment depend upon the demand for our diverse services, the mix of which services are needed by our customer base, the waste volumes managed by delivering such services and project work for which responsible waste handling and/or disposal is required. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites. The nature and frequency of environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required, impacts segment results. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services.
In managing the business and evaluating performance, management tracks the volumes and overall mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs, wastewater treatment facilities and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours, and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP, U.S. industrial production, economic conditions in the general manufacturing, chemical and automotive markets including efforts and economic incentives to increase domestic operations, available capacity at waste disposal outlets, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
Technical Services
We provide technical services through a network of service centers from which a fleet of vehicles are dispatched to pick up customers’ waste either on a predetermined schedule or on demand, and to deliver the waste to permitted facilities, which are usually Company-owned. Our service centers can also dispatch chemists to a customer location for collection of chemical and laboratory waste for disposal. InSite Service® offerings is a branded on-site/in-plant service delivery program through which we offer a full range of environmental, industrial and waste management services. This signature program is built on safety, quality, efficiency and integrity, and has been offered by Clean Harbors for more than 30 years. By leveraging Clean Harbors’ expertise and capabilities, our on-site crews are dedicated to developing the safest, most cost-effective and sustainable solutions to service customers’ needs.
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
We recycle, treat and dispose of hazardous and non-hazardous waste. Certain waste handled includes substances which are classified as “hazardous” because of their corrosive, ignitable, infectious, reactive or toxic properties and other substances subject to federal, state and provincial environmental regulation. We provide final treatment and disposal services designed to manage waste which cannot be otherwise safely and/or economically recycled or reused. The waste that we handle comes in solid, sludge, liquid and gas form.
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
As of December 31, 2024, we operated ten active incinerators at five facilities that offer a wide range of technological capabilities to customers. Our incinerator facilities in the United States are designed to process waste through the use of high-tech, high temperature incineration. Our technologies include rotary kiln incineration, which provides greater flexibility in destruction of hazardous waste, and fluidized bed incineration which helps promote a more complete organic combustion than other incineration technologies. Our incinerator facility in Lambton, Ontario, is a liquid injection incinerator designed primarily for the destruction of liquid organic waste. Typical waste streams at this location include wastewater with low levels of organics and other higher concentration organic liquid waste not amenable to conventional physical or chemical waste treatment. For 2024, our facilities operated with an annual practical capacity of 561,721 tons. With the opening of our new incinerator in Kimball Nebraska, this annual practical capacity will increase by 70,000 for 2025 and beyond.
Landfills are primarily used for disposal of inorganic waste. In the United States and Canada, we operate seven commercial landfills, six of which are designed and permitted for disposal of hazardous waste and one which is operated for non-hazardous industrial waste disposal. Of our six commercial hazardous waste landfills, four are located in the United States and two are located in Canada. Our non-hazardous landfill is located in the United States. In addition to our seven commercial landfills, we also own and operate one non-commercial landfill that only accepts waste from our Kimball on-site incinerator, as described above.
As of December 31, 2024, the useful economic lives of our six commercial hazardous waste landfills included approximately 23.2 million cubic yards of remaining capacity. We estimate the useful economic lives of landfills to include permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic life of these landfills, there are approximately 37.5 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this additional capacity will be permitted. As of December 31, 2024, the useful economic life of our non-hazardous industrial landfill included 3.2 million cubic yards of remaining permitted capacity. This facility is located in the United States and has been issued operating permits under Subtitle D of the Resource Conservation and Recovery Act (“RCRA”). Our non-hazardous landfill facility is permitted to accept commercial industrial waste, including waste from demolition and construction.

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
Our wastewater treatment facilities process hazardous and non-hazardous waste through use of physical and chemical treatment methods. Our eleven wastewater treatment facilities offer or employ a range of wastewater treatment technologies. These facilities treat a broad range of liquid and semi-liquid waste containing heavy metals, organics and suspended solids. Our treatment of wastewater, including PFAS removal, is also employed by our teams at customer sites using our specialized carbon treatment systems.
We also provide total project management services in areas such as chemical packing, on-site waste management, remediation, compliance training and emergency spill response, while leveraging Clean Harbors’ network of service centers and environmental capabilities. Our household hazardous waste collection services provide municipalities with a partner for the collection and disposal of household paints, solvents, batteries, fluorescent lamps, pesticides, cleaners and other hazardous materials.
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
Field and Emergency Response Services
Our crews and equipment are dispatched on a planned or emergency basis and perform services such as large remediation projects, spill cleanup on land and water, demolition, site disinfecting, decontamination and disposal, confined space entry for tank cleaning, railcar cleaning, hydro excavation, manhole/vault clean outs, product recovery and transfer, scarifying and media blasting, vacuum services, filtration, water treatment services and wetland restoration. We are also a leader in providing response services for environmental emergencies of any scale from man-made disasters such as oil spills and natural disasters such as hurricanes. We provide these field and emergency response services to a variety of customers across industries including utilities, manufacturing, transportation services and more. Our March 2024 acquisition of HEPACO Blocker, Inc. and its subsidiaries (collectively, “HEPACO”) has expanded our field and emergency response services with HEPACO’s leading emergency response dispatching and management capabilities.
Safety-Kleen Environmental Core Services
Our Safety-Kleen Environmental branches’ core service offerings focus on the small quantity waste generators predominately within the general manufacturing, automotive and transportation services industries. General manufacturing accounts for more than thirty percent of the revenues for our Safety-Kleen Environmental revenues with automotive customers making up less than twenty-five percent. We provide containerized waste, parts-washer and vacuum services to a diverse range of customers including automobile repair shops, car and truck dealers, metal fabricators, machine manufacturers, fleet maintenance shops and other automotive, industrial and retail customers. We collect and transport hazardous and non-hazardous containerized waste for recycling or disposal, primarily through the Clean Harbors’ network of recycling, treatment and disposal facilities. As the largest provider of parts cleaning services in North America, we offer a complete line of specially designed parts washers to customer locations and then deliver recurring service that includes machine cleaning and maintenance and disposal and replenishment of clean solvent or aqueous fluids. Our vacuum services remove solids, residual oily water and sludge and other fluids from customers' oil/water separators, sumps and collection tanks. We also remove and collect waste fluids found at large and small industrial locations, including metal fabricators, auto maintenance providers and general manufacturers.
Safety-Kleen Sustainability Solutions
Our Safety-Kleen Sustainability Solutions business offerings span the life-cycle of lubricants and other sustainable automotive products. These operations center around our re-refineries located in East Chicago, Indiana; Breslau, Ontario; Fallon, Nevada; Kingsland, Georgia; Tacoma, Washington; Wichita, Kansas; Rollinsford, New Hampshire and Sanford, North Carolina. As noted above, our Newark, California re-refinery, is currently idled.
Using our nationwide fleet of trucks, tankers, rail-cars and barges, our teams collect used oil from thousands of customers which serves as feedstock for our oil re-refineries. In 2024, we collected 253 million gallons of used oil. Our state-of-the-art processes allow us to realize oil’s potential to be recycled and reused. We process the used oil into a variety of products, mostly base oils, including Group III base oils in 2024, and blended lubricating oils. Our Performance Plus® family of automotive and industrial lubricants are sold to on- and off-road corporate fleets, government entities, automotive service shops and industrial plants for hydraulic components, motors, pumps and valves. Our anti-wear hydraulic oils and lubricants provide extended operating life, protection from corrosion and abrasion and improved cleanliness. We also sell unbranded blended oils to distributors that resell them under their private label brands. These high-quality lubricants provide our customers with a sustainable solution to their oil demands.
The used oil can also be processed into recycled fuel oil, or “RFO,” which is then sold to customers such as asphalt plants, industrial plants, pulp and paper companies or into vacuum gas oil “VGO” which can be further re-refined into lubricant base oils or sold directly into the marine diesel fuel market. Our re-refineries processed the 253 million gallons of used oil collected from customers in 2024 with some additives and additional used oil purchases, to return approximately 249 million gallons of new re-refined oil, lubricants and byproducts back into the marketplace helping our customers meet the growing demand for the use of sustainable products in their operations.
The SKSS operations also collect and either recycle or dispose of related automotive products including antifreeze and oil filters. We sell automotive and industrial products including antifreeze recycled through our collections, windshield washer fluid, degreasers, glass and floor cleaners, hand cleaners, absorbents, mats and spill kits.
SKSS segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. Segment results are impacted by market pricing, overall demand, partnerships and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to produce our base and blended oil products and our recycled automotive related fluid products or are integrated into the Clean Harbors' recycling and disposal network.
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
Geographical Information
For the year ended December 31, 2024, we generated $5,352.4 million or 90.9% of our third-party revenues in the United States and $537.5 million or 9.1% of our third-party revenues in Canada. For the year ended December 31, 2023, we generated $4,869.2 million or 90.0% of our third-party revenues in the United States and $540.0 million or 10.0% of our third-party revenues in Canada. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 3, “Revenues,” and Note 20, “Segment Reporting,” respectively, to our consolidated financial statements included in Item 8 of this report.
Acquisitions and Divestitures
As noted above, we execute acquisitions as an element of our business strategy to create opportunities for profitable growth. We also monitor our operations for opportunities to reallocate resources through the divestiture of non-core businesses.

In 2024, we acquired HEPACO for an all-cash purchase price of $392.2 million, net of cash acquired. The operations of HEPACO expand the Environmental Services segment’s field services business. Also in 2024, we acquired Noble Oil Services, Inc. and its subsidiaries (collectively “Noble”) for an all-cash purchase price of $68.7 million, net of cash acquired. The acquisition of Noble expands the SKSS segment’s oil collection operations in the southeastern region of the United States while also adding incremental production from the re-refinery owned and operated by the acquired company. Additionally, we acquired three privately-owned businesses for $17.1 million.
In 2023, we acquired Thompson Industrial Services, LLC (“Thompson Industrial”) for an all-cash purchase price of $110.9 million, net of cash acquired. The operations of Thompson Industrial expand the Environmental Services segment’s industrial service operations in the southeastern region of the United States.
For additional information relating to our acquisition and divestiture activities, see Note 4, “Business Combinations,” and Note 5 “Disposition of Business,” to our consolidated financial statements included in Item 8 of this report.
Protecting the Environment and Sustainability at Clean Harbors
Balancing environmental, economic and social concerns is foundational to our framework for success and is expected by our employees, customers and other stakeholders. Our sustainability efforts are more than our direct efforts to protect the earth or consume fewer essential resources, it is also about doing more good and partnering with our customers to minimize their environmental impacts. Our core business is to provide industry, government and the public a wide range of solutions that protect and restore North America's natural environment and resources.
We are committed to continuously improving our efforts around sustainability. We communicate our sustainability programs and progress across various channels. In August 2024, we published our third Sustainability Report. To enhance data transparency, we added additional disclosures which align to the Global Reporting Initiative framework and voluntary disclosures to complement our Sustainability Accounting Standards Board disclosures. A copy of this report can be found in the About Us section of our website. Neither our website nor our Sustainability Report are incorporated by reference in, or considered to be a part of, this annual report on Form 10-K or any other document, unless expressly incorporated by reference.
We have requirements for periodic regulatory reporting to the EPA and other agencies that are available to the public and we continue to monitor emerging legislation which may influence requirements and potential disclosures. With a focus on emerging legislation and data transparency, we continue to work with our customers to support their carbon accounting requests, specifically emissions related to waste generated in operations, while providing mechanisms to minimize environmental impact through the products and services we offer. We voluntarily provide data to various external sustainability reporting and assessment organizations, many of which provide subscribers and the public with their rankings or scorecards of companies based on a combination of public and private information. We utilize these formal reporting platforms to inform customers and other stakeholders of our sustainability efforts. In recent years, we have been pleased to see our efforts to improve the reporting of our sustainable business practices reflected in scores from various rating organizations including EcoVadis, a rating agency specialized in assessing environmental performance and corporate social responsibility. We have shown improvement in the Environmental, Social and Governance (“ESG”) risk assessments that the Institutional Shareholder Services Inc. publishes, as well as continued improvement in the S&P Global ratings system. We continue to disclose as a voluntary participant to the Carbon Disclosure Project, MSCI Environmental Social and Governance Ratings and Morningstar Sustainalytics amongst others.
Clean Harbors has received recent external recognition for our sustainable customer solutions and products as well as our Company’s employee programs. In 2023, Clean Harbors was the recipient of the Sustainability Partnership Game Changer Award by the National Waste and Recycling Association. In 2024, we were named to the Corporate Knights’ Global 100 Most Sustainable Corporations in the World. Additionally, in 2023, and again in 2024, Clean Harbors was recognized as one of the Clean200, a group of 200 publicly traded companies worldwide that best incorporates sustainability into their products, services, business models and investment. For a fifth consecutive year, Clean Harbors has been recognized as a top company for women in transportation by the Women in Trucking Association. We also take great pride in our work with the veteran community, and we are honored to have received recent accolades from Military.com, Military Times and VETS Indexes.
While we are proud of our performance in third-party scoring and rankings as well as acknowledgement by outside entities, the focus of our program is on tangible improvements that positively impact the environment, our community and our employees. Our overall sustainability program expands our commitment beyond our services and products to include our operations, employees and community and focuses on the following key elements:
Comprehensive Focus on Safety
As noted above, safety is a core value and is foundational to our sustainability program. It is a hallmark of our Company and is embedded within programs and procedures to focus on delivering services with unparalleled safety to our employees, our customers, local communities and all stakeholders. For example, our Company-wide Green Hat program identifies newly hired teammates by their green hats, signaling to more senior teammates to provide extra help, oversight or explanation. With this focus on safety, our low injury rates are among the best in our industry. In 2024, we achieved a TRIR of 0.65 and a Company-best DART of 0.27. Additionally, in 2024, seven of our U.S. sites have earned Star status within the U.S. Occupational Safety & Health Administration’s Voluntary Protection Program ("VPP") for their safety management systems and low injury and illness rates, up from six sites in the prior year. To put this accomplishment in context, less than 0.1% of the eight million U.S. workplaces have earned this elite VPP recognition.

Operations/ Customer Solutions
Technology and operational improvements have allowed Clean Harbors to develop initiatives that minimize our and our customers’ environmental impact. As a leading provider of environmental and industrial services throughout North America, we help prevent the release of chemicals and hazardous waste streams into the environment and recover and decontaminate pollutants that have been released. This includes the safe destruction or disposal of hazardous materials to ensure these materials are no longer a danger to the environment.
With a focus on delivering sustainable solutions to address emerging contaminants and pollutants, a comprehensive third-party study has demonstrated that the Company’s commercial incinerators can safely and thoroughly destroy PFAS in multiple forms. Specifically the study demonstrated that the use of high-temperature combustion destroyed greater than 99.9999% of PFAS compounds, a level that meets the strict chemical destruction standards for many of the most dangerous and difficult to destroy hazardous wastes. As the prevalence of PFAS and the necessity to mitigate future harm from these “forever chemicals” becomes more widely understood and demand for services to properly handle and dispose of these materials increases, we believe this capability will become a differentiating factor for us. As mentioned, our Total PFAS solutions is a comprehensive program where our team can guide customers through the process of testing, treatment and final disposition and destruction of the PFAS contaminants.
When providing environmental services, we are committed to the recycling, reuse and reclamation of handled waste streams whenever practical using a variety of methods more fully explained in the sections describing our general operations. Many of our branded services exemplify our commitment to sustainability and providing environmental solutions to the marketplace. Where possible, liquids such as solvents, chemicals and used oil are continuously recycled to industry standards and made into useful and sustainable products. Tolling programs provide a closed-loop process in which the customer’s spent solvents are recycled to precise specifications and returned directly to the customer. Across our facilities we look for cost-saving and recycling initiatives to enhance efficiency of our waste-handling systems. For example, our El Dorado, Arkansas, facility now has the capability to recycle and reconstitute polycarbonate containers resulting in producing more than 400,000 recycled plastic containers at the site in 2024. Additionally, we are employing artificial intelligence and route optimization in our service delivery to save on fuel and reduce emissions.
Our Safety-Kleen OilPlus® Program is designed to help companies manage their oil related disposal and consumption needs in a more sustainable way. Environmental regulations prohibit the disposal of oil in sewers or landfills as improper disposal can lead to widespread environmental problems. To avoid the improper disposal of oil, we deploy our fleet of trucks, tankers, rail-cars and barges to collect used oil. In 2024, we gathered more than 253 million gallons of used oil in North America. This used oil is feedstock into our re-refining process which extends the life of crude oil resources. Not only does this outlet reduce the likelihood of improper oil disposal but also it decreases overall energy usage as, per the Department of Energy, it can take less energy to recycle used oil than to create new lubricating oil from virgin crude oil.
Our state-of-the-art re-refining processes enable us to fully realize oil’s remarkable potential to be recycled, re-refined and reused. Our plants have re-refined more than 4.7 billion gallons of used oil, avoiding improper disposal of these gallons and allowing such oils to have a new life as high-quality recycled lubricants. Our Sustainability award-winning KLEEN+ family of re-refined base oil products is designed to help companies manage their oil needs in a more sustainable way with less reliance on virgin crude oil production. With consumers and investors focus on environmental and socially responsible practices, including less reliance on foreign oil products, we expect that the use of KLEEN+ re-refined oil products will contribute to our customers’ ESG efforts.
We continuously strive to improve efficiency and sustainability within our operations through continuous improvements and strategic initiatives. Our assets present significant opportunities to implement environmentally sustainable business practices. Our Asset Refurbishment Program is a comprehensive effort to rebuild key vehicles to “like new” quality while reusing or recycling as much of the original materials as possible. Annually, we aim to replace over 200 older specialized vehicles, such as vacuum trucks, industrial air movers and waste oil trucks, with state-of-the-art refurbished or internally manufactured assets using repurposed parts whenever possible. Employing our field repair and refurbishment program for our parts washers enabled us to repair over 7,000 parts washers in the field in 2024, saving transportation to our refurbishment facility. Parts washers requiring more extensive repairs were returned to our facility, where we reconditioned the majority of these machines and salvaged the components from any machines that were beyond reconditioning. These operations at our facility refurbished over 9,000 machines in 2024 and avoided disposal of approximately 430 tons of metals and plastics.
Environmental Commitment
One of the Company’s sustainability goals is to contribute to a cleaner environment by maximizing resource conservation across our organization. We continue to evaluate and incorporate solar energy as a viable option for our facilities where possible and have built solar arrays at select sites for their ongoing energy needs. We also continuously seek to better understand the contribution of renewable energies to our collective energy consumption. We estimate that about 20% of our North American electricity consumption is generated by renewable energy sources, including hydroelectric, biomass, wind, solar and geothermal energy. We also work to conserve, recycle and reuse the water necessary for our operations, while providing a range of liquid waste and wastewater treatment alternatives that meet the requirements of projects we manage. Water efficiency, recirculation and reuse are critical to the sustainable operation of our facilities.
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
Community Engagement
Clean Harbors prides itself on being an important member of the communities in which we operate, dedicating ourselves to assisting industry customers with safely disposing of their waste and protecting the environment for today and future generations. We understand that the success of our enterprise is intertwined with the prosperity of the communities in which we operate. Our endeavors have spanned collaborative partnerships with local organizations, active involvement in community events and the mobilization of our employees for regional volunteer efforts. One of our most significant programs is our Household Hazardous Waste collection events we hold at our facilities across the country every year. We invite community members to bring their paints, solvents, batteries, fluorescent lamps, pesticides, cleaners and other hazardous materials that otherwise might be improperly disposed of or become dangerous.
Our commitment and our business go hand in hand as we work to provide services and products that complement our customers' sustainability plans and hold ourselves and others accountable to environmental, social and corporate governance standards and best practices.
Competitive Markets
Due to the variety of services and products offered, the Company faces competition from companies in various industries across all lines of business. The Company's breadth of service offerings however has resulted in no one competitor directly competing with our full suite of offerings. Sources of competition vary by locality and by type of service rendered, with competition coming from national and regional industrial and automotive waste services companies and hundreds of privately-owned firms. Veolia North America, Enviri Corporation, Republic Services, Waste Management, Stericycle, Inc. (prior to their acquisition by Waste Management in late 2024), GFL Environmental and the operations of Heritage-Crystal Clean, a portfolio company of J.F. Lehman & Company, were the principal national firms with which we competed in 2024. Each of these competitors is able to provide one or more of the products and services we offer.
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
Competition within our Environmental Services segment varies by locality and type of service rendered. For our landfill and waste services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. We believe the availability of skilled, technical and professional personnel, quality of performance, diversity of services, safety record, quality of assets and use of current technologies, as well as price, are the key competitive factors in this service industry. For our industrial, field, emergency response and Safety-Kleen branches’ core services, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer similar services. Heritage-Crystal Clean in the United States, and CEDA, GFL Environmental Inc. and Secure Energy Services in Canada, are the principal national firms with which we compete for this work. There are also several regional and local firms with which we compete.
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
Human Capital
As of December 31, 2024, we employed 22,796 active full-time employees, of which 1,632 in the United States and 669 in Canada were represented by labor unions. In response to the needs of our business, we also employ temporary and part-time employees. As of December 31, 2024, the total of all active employees, inclusive of the temporary and part time workforce, was 25,232.
Our human capital objectives prioritize the health and safety of our employees, employee development and training, fair and competitive compensation and benefits and business and hiring practices that support diversity and inclusion. Key metrics that management uses to measure these objectives include TRIR, voluntary turnover rates and certain training and employee engagement metrics, all of which are monitored at all levels of the organization. Our focus on these human capital objectives has resulted in a 250 basis points reduction in our voluntary turnover rate in 2024, reaching the lowest level in the last four years.
We believe that our relationship with our employees is positive and we engage with our employees through periodic employee engagement surveys, and other mechanisms, to continue the development of these relationships. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and trained environmental, health and safety staff. We continually strive to invest in our employees through training programs, including training specifically aimed at workplace safety and cybersecurity. We provide the training and licensing necessary to maintain a skilled and experienced workforce. Our Company-wide Green Hat program identifies newly hired teammates by their green hats, signaling to more senior teammates to provide extra help, oversight or explanation and also focusing on everyone’s ownership of a safe work environment. We also provide competitive compensation and benefit programs, including matching employee contributions towards certain retirement savings plans and health savings accounts and a newly launched Employee Stock Purchase Program.
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
Resources
We have invested significantly in the development of proprietary technologies and also to establish and maintain an extensive knowledge of leading technologies, including the incorporation of artificial intelligence platforms and robotic process automation. We incorporate these technologies into the services we offer and provide to our customers to enhance the service quality and value received by our customers, reducing the time to perform and increasing the safety of such services. For example, our internally developed proprietary software system, Waste Information Network, not only allows us and our customers to track each step taken by any particular load of waste in our business, but also the technology aids in better burn plans, more safe packaging of materials, and incorporates artificial intelligence to optimize route efficiency and handle waste efficiently and safely.
As of December 31, 2024, we held a total of 45 U.S. and 16 foreign issued or granted patents (which will expire between 2025 and 2042), four U.S. and three foreign pending patent applications, 98 U.S. and 70 foreign trademark registrations, three U.S. pending trademark registrations and four foreign trademark registrations. We also license software and other intellectual property from various third-parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information. We believe that we hold adequate rights to all intellectual property used in our business and that we do not infringe upon any intellectual property rights held by other parties.
We must obtain and maintain permits and licenses for transportation and industrial needs throughout our business. We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. Such permits are difficult to obtain and, in many instances, extensive studies, tests and public hearings are required before the approvals can be issued. Our compliance programs are paramount in maintaining these permits and licenses.
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

It is our practice to retain a portion of certain expected losses related primarily to workers' compensation, commercial general and vehicle liability and certain employee benefits. Provisions for losses expected under these programs are recorded based upon our estimates of the actuarially determined value of the aggregate liability for claims.
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
We are constantly monitoring the regulatory environment, which is often influenced by leadership at the federal, state, provincial and local levels. We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but are not always able to do so. We cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect our operations.
United States Hazardous Waste Regulation
Federal Regulations.    The most significant federal environmental laws affecting us are RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, also known as the “Superfund Act,” the Clean Air Act, the Clean Water Act and the Toxic Substances Control Act (“TSCA”).
RCRA.    RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Pursuant to RCRA, the EPA has established a comprehensive “cradle-to-grave” system for the management of a wide range of materials identified as hazardous waste. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA have been delegated authority by the EPA to administer their facility permitting programs in lieu of the EPA's program.
Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists, and must comply with certain operating requirements (“Part B” permitting process). RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as "corrective action," including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 10, “Closure and Post-Closure Liabilities,” and Note 11, “Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this report for a discussion of our environmental liabilities. See “Insurance and Financial Assurance” above for a discussion of our financial assurance requirements.
The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It provides for immediate EPA coordinated response and removal actions for hazardous substances released into the environment. It also authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability to the parties involved in the generation, transportation and disposal of hazardous substances for the cost of these responses and for the cost of damages to natural resources. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this report for a description of the principal such proceedings in which we are now involved.

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
Other Regulation Impacting the US Operations
Federal Regulations.    In addition to regulations specifically directed at our transportation, storage and disposal facilities, there are a number of regulations that may “pass-through” to the facilities based on the acceptance of regulated waste from affected customer facilities. Each facility that accepts affected waste must comply with the regulations for that waste, facility or industry. Examples of this type of regulation are National Emission Standards for Benzene Waste Operations and National Emissions Standards for Pharmaceuticals Production. Each of our facilities addresses these regulations on a case-by-case basis determined by its requirement to comply with the pass-through regulations.
In our transportation operations, we are regulated by the U.S. Department of Transportation, the Federal Railroad Administration, the Federal Aviation Administration and the U.S. Coast Guard, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass.
Health and safety standards under the Occupational Safety and Health Act (“OSHA”) are also applicable to all of our operations.
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
Some states classify as hazardous certain wastes that are not regulated under RCRA. For example, certain states including Massachusetts and California consider used oil as “hazardous waste” while RCRA does not. Others require specific handling of used oil. Accordingly, we must comply with state, local and provincial requirements for handling state regulated waste, and, when necessary, obtain state licenses for treating, storing and disposing of such waste at our facilities.
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
Regulations by the International Maritime Organization (“IMO”) primarily impact shipping businesses and require that ships that traverse the oceans use marine fuels with a sulphur content of no more than 0.50% sulphur, versus the previous cap of 3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet. The shipping industry is the last major transportation sector to utilize fuel with high levels of sulfur, which is the reason the IMO pushed the industry to more closely align with other transport sectors for pollution reduction. This regulation indirectly impacts our SKSS segment as it has reduced the end market of used oil.
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
•Canadian Environmental Protection Act (1999) (“CEPA 99”), and
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
As further discussed in Note 10, “Closure and Post-Closure Liabilities,” and Note 11, “Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this report, as of December 31, 2024, we have recognized closure, post-closure and environmental liabilities of $241.5 million. For the years ended December 31, 2024, 2023 and 2022, we spent $27.5 million, $29.0 million and $13.9 million, respectively, to address environmental liabilities.
As discussed more fully above under the heading “Insurance and Financial Assurance,” we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed the required financial assurance primarily through qualified insurance companies.
As described in Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this report, from time to time we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by government entities. In addition, such government entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material effect on our business and future prospects.
ITEM 1A.    RISK FACTORS
An investment in our securities involves certain risks, including those described below. One should carefully consider these risk factors together with all of the information included or incorporated by reference in this report before investing in our securities. The risks described below are not intended to be exhaustive and are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and the market price of our common stock. See the section titled “Disclosure Regarding Forward-Looking Statements” for more information.

OPERATIONAL RISKS
Our businesses are subject to operational and safety risks. Failure to limit our exposure to such risks could have an adverse impact on our results.
Providing our suite of services to our customers and operating our facilities involves risks such as equipment defects, malfunctions and failures and natural or man-made disasters, which could potentially result in releases of hazardous materials, damage to or total loss of our property or assets, injury or death of our employees, subcontractors or others, reduced perceived value of our brand or damage to our reputation, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees and subcontractors, when necessary, often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption and property damage or destruction. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers and protect the value of our brand in the marketplace. While we seek to minimize our exposure to such risks primarily through (i) comprehensive training programs, (ii) utilizing proper equipment and the latest technologies, (iii) our Environmental Compliance Internal Audit Program, (iv) vehicle and equipment maintenance programs, (v) subcontracting with reputable third-parties, (vi) industrial control systems and (vii) insurance, such actions and insurance may not be adequate to cover all of our potential liabilities which could negatively impact our results of operations and cash flows.

Our operations are increasingly dependent upon technology. Failure of these technologies, failure to upgrade or innovate these technologies or failure to identify and develop new technologies could have an adverse impact on our results.
Our information technology systems are critical to our operations, customer experience and financial reporting. Malfunctions of these technologies, including disruptions due to natural or man-made disasters (e.g., terrorism), could interrupt operations, create incremental operational and safety risks such as those noted above or negatively impact our service to our customers and our business reputation. System failures could also impede our ability to collect and report financial results timely or comply with regulations associated with our operations.
Identification of new and emerging technologies, including the use of artificial intelligence, may be a risk and an opportunity to our business. Research and development of new technologies may require significant spending which may negatively impact our operating results and cash flows. Failure to innovate and focus on new technologies that provide superior alternatives to traditional environmental services, waste disposal or oil collection and re-refining service offerings may negatively impact our financial results.
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
We maintain what we believe is sufficient insurance coverage that may (subject to certain policy terms and conditions, including deductibles) cover certain aspects of third-party security and cybersecurity risks and business interruption, however, our insurance coverage may not always cover all related costs or losses.
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
Natural disasters or other catastrophic events as well as their residual macroeconomic effects, could negatively affect our business.
Natural disasters such as hurricanes, tornados, earthquakes, wildfires or other catastrophic events including public health threats could negatively affect our operations and financial performance and harm our reputation. The direct and indirect impact of such events could include physical damage to one or more of our facilities, equipment or locations in which we operate, the temporary lack of an adequate workforce in a market and the temporary disruption in rail or other modes of transportation upon which we rely. These events could prevent or delay shipments to and collections from customers and those from suppliers. Residual and lingering macroeconomic effects from such events could impact our supply chain, distribution network and/or workforce via longer disruptions or increased costs. These impacts could have a material effect on our business, financial condition, results of operations and cash flows.
Weather conditions and other event driven special projects also cause interim variations in our results. These events could adversely impact the ability of the Company’s suppliers and customers to conduct business activities and could ultimately do so for an indefinite period of time. As a result, we may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2024, we have recorded closure, post-closure and remedial liabilities valued at $241.5 million, substantially all of which we assumed in connection with certain acquisitions. We calculate these environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the estimated cost to remediate such liabilities and the estimated timing of the remediation. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. Though we have the ability to perform much of the required remediation efforts internally, which helps to limit the cost exposure, events not now anticipated (including future changes in environmental laws and regulations) could require that such payments be made earlier or in greater amounts than we now estimate, which could adversely affect our financial condition, results of operations and cash flows.
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
The future operating results may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of price competition, maintain or increase market share in an industry which has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, collect incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of our facilities, minimize downtime and disruptions of operations and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our business is also cyclical to the extent that it is dependent upon a stream of waste from cyclical industries such as chemical and petrochemical. If those cyclical industries slow significantly, the business that we receive from them would likely decrease.
A significant portion of our business depends upon the demand for emergency response services at industrial facilities or on our roadways, railways or waterways, and other remedial projects and regulatory developments over which we have no control.
Our operations, specifically within the Environmental Services segment, can be affected by the commencement and completion of cleanup of major spills and other events, customers’ decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services and changes in the myriad of government regulations governing our diverse operations. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter, and past financial results for certain quarters may not be a reliable indicator of future results for comparable quarters in subsequent years.

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
Our operations, predominately within the SKSS segment, involve collecting used oil, re-refining a portion of such used oil into base and blended lubricating oils and then selling both base and blended oil products to customers. Reduced demand for oil products, whether temporary due to market conditions or a lasting long-term trend, may also lower demand for our services of collecting used oil and, in turn, reduce our feedstock oil volumes for processing through our re-refineries. There are significant fixed costs associated with operating our re-refinery facilities and should production volumes at these facilities decrease, our results of operations and profitability may be materially impacted.
Factors such as geopolitical developments, supply and demand imbalances and macroeconomic shifts may contribute to heightened oil price volatility in global oil markets. This volatility may lead to reduced profitability and increased operating costs in our oil operations and also may impact the cost of fuels throughout our transportation network and facilities. These volatility impacts may affect the Company’s financial condition, results of operations and cash flows.
Other businesses, including our Safety-Kleen branches’ core service offerings of containerized waste collection services, parts washer services and vacuum services, are inextricably connected to the automotive industry. Miles driven and routine automotive maintenance, along with other automotive industry trends, impact demand for parts-washer services, containerized waste collections and vacuum services. Declines in this industry, whether temporary or a lasting trend, may reduce the demand for these core service offerings which may adversely impact our financial results.
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
Regulators, in addition to investors, customers and the public in general, have been increasingly focused on environmental, social and cybersecurity practices of companies. We may be subject to additional regulations and disclosure requirements in the future arising from the increased focus in these areas.
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
Our operations and those of others in the environmental services industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those outlined in the

“Government Regulations” section in Item 1 of this report on Form 10-K. If we fail to comply with regulations governing the transport, handling and disposal of hazardous materials, such failure could negatively impact our ability to collect, process and ultimately dispose of hazardous waste generated by our customers. Efforts to conduct our operations in compliance with all applicable laws and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of regulated materials and related natural resource damages.
From time to time, fines and/or penalties have been levied upon the Company in government environmental enforcement proceedings. Such fines typically have related to our waste treatment, storage and disposal operations. Although none of these fines or penalties that we have paid in the past have had a material adverse effect upon us, future fines and penalties may be more substantial. Further, in the future we may be required to make substantial capital expenditures as a result of government proceedings which would have a negative impact on our financial condition, cash flow and results of operations. Regulators also have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment and vehicles based on, among other factors, our compliance record, and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material impact on our financial results. Although we have never had any of our facilities’ operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.
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
Clean Harbors, through its Safety-Kleen branded operations within the Environmental Services segment, from time to time has been named as a defendant in product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2024, the Company was involved in 68 such proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of its parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvents used in the parts cleaning equipment contain contaminants or that the solvent recycling process does not effectively remove the contaminants that become entrained in the solvents during their use. In addition, certain claimants assert that the Company failed to adequately warn the product user of potential risks, including a historic failure to warn that such solvents contain trace amounts of toxic or hazardous substances such as benzene.
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
STRATEGIC TRANSACTION RISKS
Failure to correctly identify and execute upon strategic acquisitions and divestitures could adversely impact our future results.
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
We are required to provide substantial amounts of financial assurance to government agencies for closure and post-closure care of our licensed hazardous waste treatment facilities and certain other permitted facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain customer projects. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds and insurance from qualified insurance companies. The financial assurance related to closure and post-closure obligations of our U.S. and Canadian facilities will renew at various dates throughout 2025.
Our ability to continue operating our facilities and conducting our operations would be adversely affected if we became unable to obtain sufficient insurance, surety bonds, letters of credit and other forms of financial assurance at reasonable cost to meet our regulatory and other business requirements. The availability of insurance, surety bonds, letters of credit and other forms of financial assurance is affected by our insurers’, sureties’ and lenders’ assessment of our risk and by other factors outside of our control such as general conditions in the insurance and credit markets.
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
As a result of a number of catastrophic weather and other events, insurance companies have incurred substantial losses and in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions and/or have substantially increased the cost of such coverage. If this trend continues, we may not be able to maintain insurance of the types and coverage we desire at reasonable rates or we may need to take on higher deductibles to obtain such coverage. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Higher deductibles could result in more volatility in our results of operations as well. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks for which we are to some extent self-insured (property, workers’ compensation, employee medical, comprehensive general liability and vehicle liability) may exceed our recorded reserves, which could negatively impact future earnings.
Tax interpretations and changes in tax regulations and legislation could adversely affect our results of operations.
We are subject to various taxes in the United States, Canada, India, Mexico, Puerto Rico and certain state and local jurisdictions. Tax interpretations, regulations and legislation, including cross-border tariffs, in the various jurisdictions in which we operate are subject to change and uncertainty and may impact our results of operations and cash flows. Our interpretation of tax rules and regulations, including those relating to foreign jurisdictions, requires judgment that may be challenged by taxation authorities upon audit. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. Dollar. In particular, we recorded approximately 9.1% of our fiscal 2024 revenues in Canada and employ over 7% of our full time active employees at our Global Capabilities Center in India. Because our consolidated financial statements are presented in U.S. Dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. Dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. Dollar against other currencies in countries where we operate affect our results of operations and the value of balance sheet items denominated in foreign currencies.
Certain adverse conditions have required, and future conditions might require, us to make substantial write-downs in our assets, which have adversely affected or would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit or indefinite lived intangible may exceed its fair value. The goodwill and indefinite-lived intangible asset impairment analysis is based on estimates of fair value based on cash flow projections that may differ from actual results. During each of 2024, 2023 and 2022, we determined that no asset write-downs were required. However, if conditions in any of the businesses in which we operate were to deteriorate, we could determine that certain of our assets are impaired and we would then be required to write-off all or a portion of the value of such assets. Any significant write-offs would adversely affect our balance sheet and results of operations.

DEBT AND FINANCING RELATED RISKS
Our levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2024, our long-term debt consisted of $1,345.0 million of unsecured senior notes and $1,464.9 million of secured senior term loans, with letters of credit of $130.0 million drawn against our revolving credit facility. Our levels of outstanding debt and letters of credit may:
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
•subject us to variable interest rate risk on $864.9 million of our $1,464.9 million secured senior term loans for which the variable rate had not been fixed via an interest rate swap as of December 31, 2024 and borrowings (if any) under our revolving credit facility;
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
Sections 8.06 and 7.02 of the Massachusetts Business Corporation Act provide that Massachusetts corporations which are publicly-held must have a staggered Board of Directors and that written demand by holders of at least 40% of the outstanding shares of each relevant voting group of stockholders is required for stockholders to call a special meeting unless such corporations take certain actions to affirmatively “opt-out” of such requirements. In accordance with these provisions, our By-Laws provide for a staggered Board of Directors which consists of three classes of directors of which one class is elected each year for a three-year term, and require that written application by holders of at least 25% (which is less than the 40% which would otherwise be applicable without such a specific provision in our By-Laws) of our outstanding shares of common stock is required for stockholders to call a special meeting. In addition, our By-Laws prohibit the removal by the stockholders of a director except for cause. These provisions could inhibit a takeover of our Company by restricting stockholders’ action to replace the existing directors or approve other actions which a party seeking to acquire us might propose. A takeover transaction would frequently afford stockholders an opportunity to sell their shares at a premium over then market prices.
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
We have a special subcommittee of the Board of Directors with the goal of reviewing the Company’s overall cybersecurity risk and response landscape. The special Cybersecurity subcommittee is comprised of board members with diverse expertise including risk management, technology and finance, with two members holding Cybersecurity Oversight Certificates issued by the National Association of Corporate Directors and Carnegie Mellon University.
The Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”) provide comprehensive briefings throughout the year to the Cybersecurity subcommittee, which meets quarterly. The chair of the Cybersecurity subcommittee provides updates on the subcommittee’s activities to the Board of Directors and, from time to time as warranted, the CISO and CIO will present to the full Board of Directors as well. The briefings include the current landscape of cybersecurity risks and emerging threats, relevant Company infrastructure and tools employed to address these risk and threats, status of ongoing initiatives, incident reports and learnings and compliance with regulatory requirements and industry standards.
Management's Oversight and Responsibilities
Reporting to the CIO, the CISO manages Cybersecurity at Clean Harbors and is a Certified Informational Systems Security Professional. The CISO leads the Clean Harbors’ cybersecurity response program based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework providing a collaborative, balanced risk based approach to securing and defending the Company.
The CISO leverages open source and private threat intelligence sources to remain current about the latest developments in cybersecurity, including potential threats and risk management techniques. The CISO implements and oversees processes and technologies for regular monitoring of our information systems. Third party cybersecurity advisory services are employed to consult on, monitor, respond and/or assess our IT landscape and cybersecurity response.
The CISO is also responsible for the ongoing cybersecurity awareness, training and education of the employees of Clean Harbors and any other parties that may interact with the Company’s information technology systems. Awareness activities include cybersecurity training, simulated exercises, cross functional tabletop exercises and internal communication updates. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan which has been communicated to the IT and operational organization. This plan includes immediate actions to mitigate the impact, solutions to enable the restoration of business critical technology and long-term strategies for remediation and prevention of future incidents.
Risks from Cybersecurity Threats
The Company has not encountered cybersecurity challenges that have materially impacted our operations or financial results. The Company has included the relevant potential risks from cybersecurity threats as part of the Company’s Risk Factors in Item 1A herein.
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
We have over 870 operating locations housed at approximately 630 properties covering all 50 states, nine Canadian provinces, Puerto Rico and Mexico. These operating locations include service centers, branches, satellite locations, active hazardous waste management properties and oil processing, blending and packaging facilities. Many of our properties offer multiple capabilities. The following sets forth certain information regarding our key properties as of December 31, 2024.
Service Centers, Branches and Satellite Locations
We have more than 580 service centers, branches and satellite locations, across approximately 462 locations throughout the United States and Canada. These serve as principal sales and service centers from which we provide our environmental, industrial and Safety-Kleen branch core services for our Environmental Services business as well as oil collection and product sales locations for our Safety-Kleen Sustainability Solutions (“SKSS”) business.
Active Hazardous Waste Management Properties
Incinerator Facilities.    We own and operate five incinerator facility locations that have a total of ten incinerators, including our new incinerator at Kimball, Nebraska which opened in late 2024. The nine incinerators that were operational during the full year had an overall average utilization of 87.6% on an annual practical capacity of 561,721 tons. Our practical capacity is not based on a theoretical 24-hour, seven-day operation, but rather is determined as the production level at which our incinerators can operate with an acceptable degree of efficiency, taking into consideration factors such as longer term customer demand, permanent staffing levels, operating shifts, holidays, scheduled maintenance and mix of the waste processed. Capacity utilization is calculated by dividing actual production tons by practical capacity at each incinerator. The following table summarizes the practical capacity and utilization for each incinerator for the year ended December 31, 2024:

	# of Incinerators	Practical Capacity (Tons)	Utilization Rate Year Ended December 31, 2024
Arkansas(1)	3	160,072	95.9%
Nebraska(2)	2	58,808	86.2%
Utah	1	66,815	97.3%
Texas	3	165,500	77.6%
Ontario, Canada(1)	1	110,526	85.6%
	10	561,721	87.6%
_____________________
(1)    In 2024, following a review of the waste streams processed at our Arkansas and Ontario facilities, we have increased the capacity in Arkansas by 15,000 tons and reduced the capacity in Ontario by the same amount. These updated amounts are reflected in the table above.
(2)    Excludes any tonnage disposed of at our second incinerator which opened in late 2024. For 2025, this incinerator’s practical capacity will increase by 70,000 tons.

Our incinerators offer a wide range of technological capabilities to customers through this network. In the United States, we provide incineration through one fluidized bed thermal oxidation unit and four solids and liquids-capable incinerator facilities, including the new incinerator in Kimball, Nebraska and we operate one active hazardous waste liquid injection incinerator in Canada.
Commercial and Non-Commercial Landfills.    In the United States and Canada, we operate seven commercial landfills with approximately 26.4 million cubic yards of remaining highly probable airspace. Six of our commercial landfills are designed and permitted for the disposal of hazardous waste and one landfill is operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate one non-commercial landfill that only accepts waste from our on-site incinerator. See “Landfill Accounting” within Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this report for additional information on our commercial and non-commercial landfills.
Wastewater Treatment Facilities.    We operate a total of eleven facilities, of which nine are owned and two are leased, that offer a range of wastewater treatment technologies and services. Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge dewatering or drying and non-hazardous wastewater treatment.
Treatment, Storage and Disposal Facilities.    We operate 33 TSDFs in the United States and Canada, of which 30 are owned and three are leased. Our TSDFs facilitate the treatment and movement of materials among our network of service centers and treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with our own assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for waste transport, together with drivers trained in transportation and waste handling procedures, provide for the movement of customer waste streams.
Other Hazardous Waste Management Properties.    We also operate eight facilities specializing in solvent recovery, seven owned and one leased, and we own and operate two autoclave facilities specifically designed to treat medical waste.
Oil Processing, Blending and Packaging Facilities
Oil Terminals.    We operate a total of 90 oil terminals, of which 53 are owned and 37 are leased, which collect or process used oil prior to delivery to our re-refineries or distribution as recycled fuel oil.
Oil Recycling and Re-refining Facilities.    We own nine oil re-refineries, eight in the United States and one in Canada. Currently our re-refinery in Newark, California is idled; however the location continues to operate as a co-located wastewater treatment, TSDF and oil terminal. The remaining re-refineries have sufficient capacity to continue processing our used oil collections into new re-refined oil, lubricants and byproducts.
Oil Packaging and Blending Facilities.    We operate a total of four oil packaging and blending facilities, of which three are owned and one is leased.
ITEM 3.     LEGAL PROCEEDINGS
See Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this report for a description of legal proceedings.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol CLH. On February 12, 2025, there were 215 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or "street name" accounts through brokers or banks. On our last record date, more than 126,000 additional stockholders beneficially held shares in street name accounts.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business, payment of our outstanding debt and our stock repurchase program. In addition, our current revolving credit agreement and the indentures and loan agreement governing our other outstanding debt limit the amount we could pay as cash dividends on or for repurchase of our common stock. For additional information surrounding our stock repurchase program, see Note 15, “Stockholders' Equity,” to our consolidated financial statements included in Item 8 of this report.
Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a description of the securities which are authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
October 1, 2024 through October 31, 2024	134	$240.95	—	$524,101
November 1, 2024 through November 30, 2024	87,202	243.83	81,654	504,131
December 1, 2024 through December 31, 2024	23,338	254.46	19,524	499,139
Total	110,674	$246.07	101,178
_____________________
(1)    Includes 9,496 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted shares granted under our long-term equity incentive programs.
(2)    The average price paid per share of common stock repurchased under our stock repurchase program includes commissions paid to the brokers.
(3)    On December 5, 2023, our Board authorized a $500.0 million expansion of the Company’s then-existing share repurchase program. As of December 31, 2024, the amount available for repurchase under the expanded plan is $499.1 million. We have funded and intend to fund repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws or otherwise. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. During the three months ended December 31, 2024, no shares were repurchased under the Rule 10b5-1 plan. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, S&P MIDCAP 400 INDEX AND A CUSTOM PEER GROUP
Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, the S&P Midcap 400 Index and a new custom peer group as well as the custom peer group used in our 2023 annual report. In 2024, we reassessed our peers to create a new a custom peer group that more closely aligns with the breadth and size of our current operations and reflects changes of ownership in private transactions. This new peer group is comprised of ABM Industries Incorporated, Advanced Drainage Systems, Inc., APi Group Corporation, Chemed Corporation, Darling Ingredients, Inc., Ecolab Inc., EMCOR Group, Inc., Enviri Corporation, GFL Environmental, Inc., Huntsman Corporation, Iron Mountain Incorporated, KBR, Inc, Republic Services, Inc., Rollins, Inc., Stericycle Inc., Tetra Tech, Inc., The Chemours Company, Waste Connections, Inc., and Waste Management, Inc. This is shown in the table below as “Peer Group (New)” The prior peer group, shown in the table below as “Peer Group (Prior)”, is comprised of ABM Industries Incorporated, Advanced Drainage Systems, Inc., Chemed Corporation, Darling Ingredients, Inc., Emcor Group, Inc., Enviri Corporation, GFL Environmental, Inc., Healthcare Services Group, Inc., Huntsman Corporation, Iron Mountain Incorporated, KBR, Inc, Quanta Services, Inc., Republic Services, Inc., Rollins, Inc., Stanley Black & Decker, Inc., Stericycle, Inc., Tetra Tech, Inc., Waste Connections, Inc., and Waste Management, Inc.
The values illustrated assume reinvestment of dividends on the ex-dividend date and compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2019, when our common stock closed at $85.75 per share. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024
300.00
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
2019
2020
2021
2022
2023
2024
Clean Harbors, Inc.
NYSE Composite Index
S&P MidCap 400 Index
Peer Group (New)
Peer Group (Prior)

NOTE: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans, strategies, objectives, expectations and intentions for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Disclosure Regarding Forward-Looking Statements.”
Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today's world. Everywhere industry meets the environment, we strive to provide eco-friendly services and products that protect and restore North America’s natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities (“TSDFs”) in North America. We serve over 350,000 customers, including the majority of Fortune 500 companies, across various markets including chemical and manufacturing, as well as numerous government agencies. These customers rely on us to safely deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also a leading provider of parts cleaning and related environmental services to general manufacturing, automotive and commercial customers in North America and largest re-refiner and recycler of used oil in North America.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, as reconciled to our net income and described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - The Environmental Services segment results are driven by the customer demand for our wide variety of services, the volume of waste managed and project work requiring responsible waste handling and disposal. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results also include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services. The results and integration of the acquired operations of HEPACO Blocker, Inc. and its subsidiaries (collectively, “HEPACO”), which we acquired in March, 2024, also impact the overall segment results as we integrated this business into our Field Services operations. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours, and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP, U.S. industrial production, economic conditions in the general manufacturing, chemical and automotive markets including efforts and economic incentives to increase domestic operations, available capacity at waste disposal outlets, demand for industrial cleaning and related industrial services, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions (“SKSS”) segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS offers high quality recycled base and blended oil products and other automotive and industrial lubricants to end users including fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into the Clean Harbors’ recycling and disposal network. The results and integration of the acquired operations of Noble Oil Services, Inc. and its subsidiaries (collectively “Noble”) also impact the overall segment results. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall costs associated with the collection of used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Overall product pricing and costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for 2024 increased 8.9% or $480.8 million to $5,890.0 million, compared with $5,409.2 million in 2023. Our Environmental Services segment direct revenues increased $493.3 million or 10.9% in 2024 compared with 2023 driven by growth in Field and Emergency Response Services, including the contributions from the acquisition of HEPACO, as well as growth in our Technical Services and Safety-Kleen branch core service offerings. Direct revenues recorded by our SKSS segment decreased $12.5 million in 2024 compared to 2023 primarily due to lower market-based pricing on our base and blended oil product sales as well as reduced volumes of these products sold. Contributions from the acquisition of Noble partially offset these decreases. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $9.0 million in 2024 as compared to 2023.
Income from operations in 2024 was $670.2 million as compared with $612.4 million in 2023, an increase of 9.4%. We reported net income in 2024 and 2023 of $402.3 million and $377.9 million, respectively. Adjusted EBITDA, which is the primary financial measure by which we evaluate our operations, was $1,116.9 million in 2024 and $1,012.6 million in 2023, an increase of over 10%, driven by the results of our Environmental Services segment. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for 2024 was $777.8 million, an increase of $43.2 million from 2023. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $357.9 million in 2024, which represented a $32.7 million increase over 2023. This increase was due to incremental net cash generated by operating activities, partially offset by higher spend on property plant and equipment, net of proceeds from the sale and disposal of fixed assets. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentages):

	Summary of Operations
	For the years ended December 31,			2024 over 2023		2023 over 2022
	2024	2023	2022	Change	% Change	Change	% Change
Direct Revenues(1):
Environmental Services	$5,004,747	$4,511,442	$4,171,706	$493,305	10.9%	$339,736	8.1%
Safety-Kleen Sustainability Solutions	884,798	897,263	994,392	(12,465)	(1.4)	(97,129)	(9.8)
Corporate	407	447	507	(40)	N/M	(60)	N/M
Total	5,889,952	5,409,152	5,166,605	480,800	8.9	242,547	4.7
Cost of Revenues(2):
Environmental Services	3,366,022	3,063,043	2,902,979	302,979	9.9	160,064	5.5
Safety-Kleen Sustainability Solutions	659,217	646,301	615,303	12,916	2.0	30,998	5.0
Corporate	36,131	36,780	25,648	(649)	N/M	11,132	N/M
Total	4,061,370	3,746,124	3,543,930	315,246	8.4	202,194	5.7
Selling, General and Administrative Expenses(3):
Environmental Services	371,263	346,791	315,674	24,472	7.1	31,117	9.9
Safety-Kleen Sustainability Solutions	78,575	78,089	72,762	486	0.6	5,327	7.3
Corporate	261,810	225,578	212,111	36,232	16.1	13,467	6.3
Total	711,648	650,458	600,547	61,190	9.4	49,911	8.3
Adjusted EBITDA:
Environmental Services	1,267,462	1,101,608	953,053	165,854	15.1	148,555	15.6
Safety-Kleen Sustainability Solutions	147,006	172,873	306,327	(25,867)	(15.0)	(133,454)	(43.6)
Corporate	(297,534)	(261,911)	(237,252)	(35,623)	(13.6)	(24,659)	(10.4)
Total	$1,116,934	$1,012,570	$1,022,128	$104,364	10.3%	$(9,558)	(0.9)%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services(4)	25.3%	24.4%	22.8%	0.9%		1.6%
Safety-Kleen Sustainability Solutions(4)	16.6%	19.3%	30.8%	(2.7)%		(11.5)%
Corporate(5)	(5.1)%	(4.8)%	(4.6)%	(0.3)%		(0.2)%
Total	19.0%	18.7%	19.8%	0.3%		(1.1)%
___________________________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service.
(2)Cost of revenues is shown exclusive of (i) accretion of environmental liabilities and (ii) depreciation and amortization which are presented separately on the consolidated statements of operations. Additionally, in 2024, cost of revenue is shown exclusive of $4.3 million of Kimball startup costs which are presented in Cost of revenue on the Company’s Consolidated Statements of Operations but are not included in the Company’s measurement of Adjusted EBITDA. See Adjusted EBITDA section below for a reconciliation of net income to Adjusted EBITDA.
(3)Selling, general and administrative expenses is shown exclusive of stock-based compensation which is presented in Selling, general and administrative expenses on the Company’s Consolidated Statements of Operations but is not included in the Company’s measurement of Adjusted EBITDA. See Adjusted EBITDA section below for a reconciliation of net income to Adjusted EBITDA.
(4)Calculated as a percentage of individual segment direct revenue.
(5)Calculated as a percentage of total Company revenue.

Direct Revenues
There are many factors which can impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, changes in the regulatory environment including those related to per- and polyfluoroalkyl substances (“PFAS”), impacts of acquisitions and divestitures, competitive industry pricing, overall market incineration capacity including the closure of captive incinerators, the level of emergency response services, government infrastructure investment, reshoring industrial production and manufacturing, existence or non-existence of large scale environmental waste and remediation projects, weather related events, the number of parts washers placed at customer sites, miles driven and related lubricant demand, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil, our ability to manage the spread between oil product prices, and prices for the collection of used oil and foreign currency translation. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Direct revenues	$5,004,747	$4,511,442	$4,171,706	$493,305	10.9%	$339,736	8.1%
Environmental Services direct revenues for the year ended December 31, 2024 increased $493.3 million from the comparable period in 2023 driven by incremental revenues from legacy operations combined with acquisitive growth. Field and emergency response service revenues increased $285.2 million from 2023 driven by approximately $220.4 million of incremental revenue from the acquisition of HEPACO as well as contributions from legacy operations. Technical services revenue increased $169.7 million with contributions across our portfolio of waste disposal services driven by favorable volumes of waste disposed, most notably in our incinerators and TSDFs, and favorable pricing. Utilization at our incinerators for 2024 was 88% as compared to 84% in the prior year. Revenue from our Safety-Kleen branches' core service offerings increased $76.9 million as both pricing and demand increased for our containerized waste, vacuum and parts washer services. Revenue from our industrial services operations declined $41.4 million due to lower turnaround activity and related high-value services compared to 2023. The Canadian operations of the Environmental Services segment were negatively impacted by $7.4 million due to foreign currency translation.
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
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Direct revenues	$884,798	$897,263	$994,392	$(12,465)	(1.4)%	$(97,129)	(9.8)%
SKSS direct revenues for the year ended December 31, 2024 decreased $12.5 million from the comparable period in 2023 largely due to a reduction in revenues from base oil and blended oil sales of $33.5 million and $17.8 million, respectively, driven by lower pricing and to a lesser extent, lower volumes sold. Revenues from contract packaging services decreased $11.1 million and revenues generated from the sale of other products decreased $5.3 million when compared with the prior year. Revenues from the sale of vacuum gas oil and specialty refinery products increased $46.8 million as the revenues generated from the Noble operations, acquired in March 2024, more than offset decreases in these product sales from the legacy business. Overall, the operations of Noble added approximately $70 million of direct revenues to the SKSS segment in 2024, the majority coming from the sale of vacuum gas oil and specialty refinery products. Revenues from the collection of used oil also increased $5.7 million. The Canadian operations of the SKSS segment were negatively impacted by $1.6 million in 2024 due to foreign currency translation.

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
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience inflationary pressures across several cost categories, but most notably related to transportation, energy related costs and internal and external labor costs. We aim to manage these increases through constant cost monitoring and a focus on cost saving areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the negative inflationary impacts on our margins.
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
Environmental Services

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Cost of revenues	$3,366,022	$3,063,043	$2,902,979	$302,979	9.9%	$160,064	5.5%
As a % of Direct revenues	67.3%	67.9%	69.6%	(0.6)%		(1.7)%
Environmental Services cost of revenues for the year ended December 31, 2024 increased $303.0 million from the comparable period in 2023, while improving as a percentage of revenues. Overall, labor and benefit related costs increased $170.3 million, equipment and supply costs increased $95.2 million and external transportation, vehicle, and fuel costs increased $24.6 million. These cost increases were generally in line with the revenue growth in the business and the addition of the acquired operations in 2024. However better leverage of our costs and increases in revenues further improved our cost efficiency as a percentage of revenues.
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
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Cost of revenues	$659,217	$646,301	$615,303	$12,916	2.0%	$30,998	5.0%
As a % of Direct revenues	74.5%	72.0%	61.9%	2.5%		10.1%
SKSS cost of revenues for the year ended December 31, 2024 increased $12.9 million from 2023 and as a percentage of revenues, these costs increased 2.5%. The cost increase is due to additional expenses from the Noble operations, which were partially offset by reduced costs resulting from the lower revenue volumes noted above. Total cost of revenues as a percentage of direct revenues increased primarily due to the market related pricing decreases discussed in the revenue section, higher cost per gallon of base oil products sold and the overall mix of products and services sold during 2024 as compared to the prior year.
SKSS cost of revenues for the year ended December 31, 2023 increased $31.0 million from the comparable period in 2022 and as a percentage of revenues, these costs increased 10.1%, mainly driven by the reduced revenue discussed above. Overall, external transportation, rail, vehicle and fuel costs increased $23.5 million, labor and benefit related costs increased $11.8 million and equipment and supply costs increased $5.5 million. Cost of materials, including oil additives and other raw materials decreased by $16.2 million mainly driven by a lower cost of obtaining used oil through our oil collection services. The remaining cost spread across various cost categories.

Selling, General and Administrative Expenses
We aim to manage our selling, general and administrative ("SG&A") expenses in line with the overall performance of our segments and corresponding revenue levels. This is achieved through enhanced technology, process improvements and strategic expense management. Expanding our support functions globally has led to both profitability and productivity improvements. We believe our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace. The SG&A balances in this section exclude stock-based compensation expense which is presented in SG&A on the Company’s Consolidated Statement of Operations but is not included in the Company’s measurement of Adjusted EBITDA. For a discussion on significant changes in consolidated stock-based compensation expense, please refer to the separate section below.
Environmental Services

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
SG&A expenses	$371,263	$346,791	$315,674	$24,472	7.1%	$31,117	9.9%
As a % of Direct revenues	7.4%	7.7%	7.6%	(0.3)%		0.1%
Environmental Services SG&A expenses for the year ended December 31, 2024 increased $24.5 million from the comparable period in 2023, and slightly improved as a percentage of revenues by maintaining leverage of our SG&A base in the midst of the revenue growth discussed above. Overall, labor and benefit related costs increased $13.2 million primarily driven by additional costs from the HEPACO operations. The remaining increases were spread across various cost categories and were driven by overall growth in the segment results.
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
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
SG&A expenses	$78,575	$78,089	$72,762	$486	0.6%	$5,327	7.3%
As a % of Direct revenues	8.9%	8.7%	7.3%	0.2%		1.4%
SKSS SG&A expenses for the year ended December 31, 2024 remained relatively consistent with the comparable period in 2023 both in dollar amount and as a percentage of revenues.
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
Corporate

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
SG&A expenses	$261,810	$225,578	$212,111	$36,232	16.1%	$13,467	6.3%
As a % of Total Company Direct revenues	4.4%	4.2%	4.1%	0.2%		0.1%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. As a percentage of total Company revenues these costs remained relatively consistent in 2024, 2023 and 2022.
In total, Corporate SG&A expenses increased by $36.2 million in 2024; however, as noted above, these costs remained relatively consistent as a percentage of revenues. In general, the overall cost increase included a $29.4 million increase in labor and benefit related expenses predominately driven by incremental headcount from the operations acquired during 2024.

Additionally, information technology costs increased by $5.1 million. Severance and integration related costs increased $4.9 million to a total of $14.3 million in 2024.
Corporate SG&A expenses increased by $13.5 million in 2023; however, as noted above, these costs remained relatively consistent as a percentage of revenues. In general, the overall cost increase was driven by higher labor and benefit related expenses, professional fees and cybersecurity/ information technology costs of $5.6 million, $3.9 million and $3.2 million, respectively.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following years (in thousands, except percentages):

	For the years ended December 31,
	2024	2023	2022
Net income	$402,299	$377,856	$411,744
Accretion of environmental liabilities	13,456	13,667	12,943
Stock-based compensation	27,981	20,703	26,844
Depreciation and amortization	400,922	365,761	347,594
Kimball startup costs	4,343	—	—
Other expense (income), net	1,454	(2,315)	(2,472)
Loss on early extinguishment of debt	371	2,880	422
Gain on sale of business	—	—	(8,864)
Interest expense, net of interest income	134,964	108,595	107,663
Provision for income taxes	131,144	125,423	126,254
Adjusted EBITDA	$1,116,934	$1,012,570	$1,022,128
As a % of Direct revenues	19.0%	18.7%	19.8%

Stock-based Compensation

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Stock-based compensation	$27,981	$20,703	$26,844	$7,278	35.2%	$(6,141)	(22.9)%
Stock-based compensation for the year ended December 31, 2024 increased $7.3 million from the comparable period in 2023. This increase was driven by recent stock price appreciation and higher expenses related to the achievement of performance metrics in 2024.
Stock-based compensation for the year ended December 31, 2023 decreased $6.1 million from the comparable period in 2022. This reduction was due to certain performance targets not being met in 2023, leading to lower share-based compensation costs compared with 2022.
Depreciation and Amortization

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$346,536	$315,499	$297,357	$31,037	9.8%	$18,142	6.1%
Permits and other intangibles amortization	54,386	50,262	50,237	4,124	8.2	25	—
Total depreciation and amortization	$400,922	$365,761	$347,594	$35,161	9.6%	$18,167	5.2%
Depreciation and amortization for the year ended December 31, 2024 increased $35.2 million from the comparable period in 2023 due to incremental depreciation and amortization associated with the HEPACO and Noble acquisitions completed in March 2024 as well as incremental finance lease amortization.
Depreciation and amortization for the year ended December 31, 2023 increased $18.2 million from the comparable period in 2022 due to incremental depreciation and amortization associated with the Thompson Industrial assets acquired on March 31, 2023 and increased finance lease and landfill amortization in the period.
Other (Expense) Income, net

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Other (expense) income, net	$(1,454)	$2,315	$2,472	$(3,769)	(162.8)%	$(157)	(6.4)%
For the year ended December 31, 2024, other expense, net was $1.5 million due to recognized losses on the sale or disposal of fixed assets. In contrast, for the years ended December 31, 2023 and December 31, 2022, the other income, net amounts were $2.3 million and $2.5 million, respectively, largely driven by gains on similar disposals.
Loss on Early Extinguishment of Debt

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Loss on early extinguishment of debt	$(371)	$(2,880)	$(422)	$2,509	(87.1)%	$(2,458)	582.5%
The increase in the loss on early extinguishment of debt for the year ended December 31, 2023 was due to the loss recognized for the repayment of certain Term Loans. In all of the periods presented, we also recognized small losses driven by the repricing of certain of our debt in 2024 and 2023 and the repayment of a portion of our outstanding debt in late 2022. For additional information regarding our current portfolio of long-term debt and related significant activity, see Note 12, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report.

Gain on Sale of Business

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Gain on sale of business	$—	$—	$8,864	$—	—%	$(8,864)	(100.0)%
During the year ended December 31, 2022, we recognized an $8.9 million gain on the sale of a non-core line of business within our Environmental Services segment. For additional information regarding the gain on sale of business in 2022, see Note 5, “Disposition of Business,” to our consolidated financial statements included in Item 8 of this report.
Interest Expense, Net of Interest Income

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Interest expense, net of interest income	$134,964	$108,595	$107,663	$26,369	24.3%	$932	0.9%
Interest expense, net of interest income for the year ended December 31, 2024 increased by $26.4 million from the comparable period in 2023. During the year ended December 31, 2023 interest expense, net of interest income included a $8.3 million benefit from settling certain interest rate swaps in January 2023. Absent this benefit, interest expense, net of interest income increased $18.1 million due to higher levels of outstanding debt as a result of the 2024 Incremental Term Loans entered into on March 22, 2024 in connection with completed acquisitions, partially offset by a $7.5 million increase in interest income, generally on our cash investments, for the year ended December 31, 2024. The effective interest rates on our long-term debt for the years ended December 31, 2024 and December 31, 2023 were 5.40% and 5.19%, respectively.
Interest expense, net of interest income for the year ended December 31, 2023 remained relatively consistent with the comparable period in 2022 as higher interest rates on our portfolio of debt obligations were partially offset by the $8.3 million benefit noted above and higher interest income realized. The effective interest rates on our long-term debt for the years ended December 31, 2023 and December 31, 2022 were 5.19% and 4.05%, respectively.
As we exit 2024, the effective rate on our debt is approximately 5.38% given the current interest rate environment and our portfolio of long-term debt and related interest rate swaps. For additional information regarding our current portfolio of long-term debt, see Note 12, "Financing Arrangements," to our consolidated financial statements included in Item 8 of this report.
Provision for Income Taxes

	For the years ended December 31,			2024 over 2023		2023 over 2022
(in thousands, except percentages)	2024	2023	2022	Change	% Change	Change	% Change
Provision for income taxes	$131,144	$125,423	$126,254	$5,721	4.6%	$(831)	(0.7)%
Effective tax rate	24.6%	24.9%	23.5%	(0.3)%		1.4%
For the year ended December 31, 2024, the provision for income taxes increased $5.7 million from the comparable period in 2023 driven by the increase in pre-tax income. The effective tax rate remained relatively consistent.
For the year ended December 31, 2023, the provision for income taxes was relatively consistent with the comparable period in 2022 despite a decrease in pre-tax earnings. The effective tax rate for 2023 was 24.9% which is higher than the 2022 effective tax rate of 23.5% primarily due to the utilization of unbenefited losses in 2022, which reduced the effective tax rate in that period.
The 2022 effective tax rates benefited from the utilization of previously unbenefited losses in certain of our Canadian entities for which we had previously recognized valuation allowances. As of December 31, 2022, these net operating losses were fully utilized and any remaining valuation allowance, which was nominal, was released.
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
Summary of Cash Flow Activity

	For the years ended December 31,
(in thousands)	2024	2023	2022
Net cash from operating activities	$777,771	$734,552	$626,214
Net cash used in investing activities	(903,674)	(575,050)	(388,944)
Net cash from (used in) financing activities	377,032	(208,891)	(187,315)
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2024 was $777.8 million as compared to $734.6 million for year ended December 31, 2023. This $43.2 million increase in operating cash flows was attributable to higher operating income and lower cash paid for environmental expenditures which was partially offset by higher cash paid for interest and working capital balances.
Net cash from operating activities for the year ended December 31, 2023 was $734.6 million, as compared to $626.2 million for the year ended December 31, 2022. This $108.3 million increase in operating cash flows was attributable to improvement in working capital balances, partially offset by higher cash paid for income taxes, environmental expenditures and interest.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2024 was $903.7 million, an increase of $328.6 million compared to the year ended December 31, 2023. Cash used for acquisitions increased $358.4 million, primarily because we invested more capital in the acquisitions of HEPACO and Noble compared to the amount spent on acquiring Thompson Industrial in 2023. A $6.3 million net sale of marketable securities in 2024 as compared to a $40.9 million net purchase of marketable securities in 2023 partially offset the additional cash spent on acquisitions. Amounts spent on additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets increased $10.5 million, largely driven by notable project spend including $15.9 million spent on the Baltimore, Maryland facility partially offset by lower spend on the Kimball incinerator. Construction on the Kimball incinerator began in 2021 and the project was completed in the fourth quarter of 2024.
Net cash used in investing activities for the year ended December 31, 2023 was $575.1 million, an increase of $186.1 million compared to the year ended December 31, 2022. Amounts spent on additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets increased $76.4 million, primarily driven by incremental spend to build the incinerator in Kimball, Nebraska. Total spending in 2023 related to the construction of the Kimball incinerator was $82.6 million compared to $44.9 million spent on the project in 2022. Also contributing to the overall increase in cash used in investing activities was a $40.9 million cash outflow from the net purchase of marketable securities in 2023 compared to a $18.8 million cash inflow from the net sale of marketable securities in 2022. Cash paid for acquisitions, net of cash acquired reflected an increase of $33.3 million due to the acquisition of Thompson Industrial in 2023 for $110.9 million compared to $86.3 million paid for acquisitions in 2022. The cash flows in 2022 also include $16.8 million of proceeds from the sale of a business which didn't recur in 2023.
Net cash from (used in) financing activities
Net cash from financing activities for the year ended December 31, 2024 was $377.0 million as compared net cash used in financing activities of $208.9 million for the year ended December 31, 2023. The primary driver of this change was the incurrence of additional term loans, net of discount, of $499.4 million in 2024. This debt issuance, along with the principal repayments during 2024, resulted in a net cash inflow of $484.3 million in 2024 as compared to a net debt repayment of $124.0 million in 2023. For more information on the debt transactions during 2024 and 2023 refer to Note 12, "Financing Arrangements" to our consolidated financial statements included in Item 8 of this report. Additionally, the company paid $14.9 million more in principal payments on finance leases in 2024 as compared to 2023.
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
Adjusted Free Cash Flow
Management considers adjusted free cash flow to be a measure of liquidity which provides useful information to both management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from non-operating activities. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	For the years ended December 31,
	2024	2023	2022
Net cash from operating activities	$777,771	$734,552	$626,214
Additions to property, plant and equipment	(432,241)	(422,300)	(345,056)
Proceeds from sale and disposal of fixed assets	9,099	9,650	8,779
Kimball startup costs	3,253	—	—
Adjusted free cash flow	$357,882	$321,902	$289,937
The increases in Additions to property, plant and equipment in 2024 and 2023 in the table above were primarily driven by the incremental spend on strategic growth initiatives including the Kimball incinerator and, in 2024, the expansion of our Baltimore facility. Total spending on the Kimball, Nebraska incinerator construction through December 31, 2024 was $210.9 million with $76.2 million spent in 2024, $82.6 million spent in 2023 and $44.9 million spent in 2022. In 2024, we spent $15.9 million on the Baltimore, Maryland facility.
Summary of Capital Resources
At December 31, 2024, cash and cash equivalents and marketable securities totaled $789.8 million, compared to $550.8 million at December 31, 2023. At December 31, 2024, cash and cash equivalents held by our Canadian subsidiaries totaled $120.0 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $669.8 million at December 31, 2024. Our U.S. operations had net operating cash inflows of $702.3 million for the year ended December 31, 2024.
We also maintain a $600.0 million revolving credit facility, of which, as of December 31, 2024, approximately $470.0 million was available to borrow under the facility, with letters of credit of $130.0 million outstanding.
Material Capital Requirements
Capital Expenditures
In 2024, our net capital expenditures were $423.1 million inclusive of $76.2 million in capital spending on the construction of the Kimball, Nebraska incinerator and $15.9 million spent on the Baltimore, Maryland facility. We anticipate that 2025 capital spending, net of disposals, will be in the range of $360.0 million to $390.0 million. This includes a long term growth investment of $15 million that we plan to invest in a Phoenix facility.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Financing Arrangements
As of December 31, 2024, our financing arrangements included (i) $545.0 million of 4.875% unsecured senior notes due 2027, (ii) $1,464.9 million of secured senior term loans due 2028, (iii) $300.0 million of 5.125% unsecured senior notes due 2029 and (iv) $500.0 million of 6.375% unsecured senior notes due 2031. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of December 31, 2024.

The material terms of these arrangements are discussed further in Note 12, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this report. In 2025, we expect to pay $15.1 million in principal payments on the secured senior term loans and approximately $150 million in interest payments on the entire portfolio of financing arrangements, assuming the variable rate remains consistent throughout 2025. We expect that future payments of interest will continue to be funded through cash flows from operations and any principal payments will either be funded through available cash from operations or through available financing alternatives. We will continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of December 31, 2024, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2024 over 2023
(in thousands)	2024	2023	Change	% Change
Closure and post-closure liabilities	$129,788	$118,600	$11,188	9.4%
Remedial liabilities	111,745	111,243	502	0.5%
Total environmental liabilities	$241,533	$229,843	$11,690	5.1%
Total environmental liabilities as of December 31, 2024 were $241.5 million, an increase of $11.7 million compared to December 31, 2023. This increase was primarily due to new environmental liabilities, including those recognized as a result of recent acquisitions of $18.7 million, annual accretion of $13.5 million and an $8.9 million increase in environmental liability estimates. These increases were partially offset by expenditures of $27.5 million made during 2024.
We anticipate our environmental liabilities, substantially all of which we assumed in connection with our acquisitions, will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. We have included a schedule of our expected payments as of December 31, 2024, in Note 10, “Closure and Post-closure Liabilities" and Note 11, "Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this report.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of December 31, 2024, there were $130.0 million of outstanding letters of credit. See Note 12, "Financing Arrangements," to the accompanying financial statements included in Item 8 of this report for further discussion of our standby letters of credit and other financing arrangements.
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
Landfill Capacity. Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. As of December 31, 2024, there were no unpermitted expansions included in management's landfill calculation. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities. Landfill final closure and post-closure liabilities recorded at December 31, 2024 and 2023 were $59.4 million in both periods. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. These cost estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities based upon a planned schedule, typically every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third-party experts. These costs are measured at estimated fair value using present value techniques, and therefore changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset and our results of operations.
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
Non-Landfill Closure and Post-Closure Liabilities. Non-landfill closure and post-closure liabilities recorded at December 31, 2024 and 2023 were $70.4 million and $59.2 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third-party experts.

We estimate when future operations will cease and inflate the current cost of closing the non-landfill facility using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, impacting the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, in the market price of a significant cost item, in estimates as to when future operations may cease or in the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-amortized asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully amortized, the adjustment to the asset is recognized in income prospectively as a component of amortization. Changes to non-landfill closure and post-closure estimates have not been material. See Note 10, "Closure and Post-Closure Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to these Landfill and Non-Landfill Closure and Post-Closure liabilities during the years ended December 31, 2024 and 2023.
Remedial Liabilities. Remedial liabilities recorded at December 31, 2024 and 2023 were $111.7 million and $111.2 million, respectively. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or the corresponding Canadian regulations. Our remediation obligations can be further characterized as legal, Superfund, long-term maintenance and one-time projects. Legal liabilities are typically comprised of litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third-party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the action or inaction of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party ("PRP") and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third-party. Long-term maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-time projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
We establish reserves for estimated environmental liabilities based on acceptable technologies when we determine the liability is appropriate. Introductions of new technologies are subject to successful demonstration of the effectiveness of the alternative technology and regulatory approval. We routinely review and evaluate the sites for which we have established estimated environmental liabilities reserves to determine if there should be changes in the established reserves. The changes in estimates are reflected as adjustments in the ordinary course of business in the period when we determine that an adjustment is appropriate as new information becomes available. Upon demonstration of the effectiveness of the alternative technology and applicable regulatory approval, we update our estimated cost of remediating the affected sites. Changes in our estimates for remedial liabilities have not been material. See Note 11, "Remedial Liabilities," to our consolidated financial statements included in Item 8 of this report for the changes to the remedial liabilities during the years ended December 31, 2024 and 2023.
Acquisitions. In accordance with the acquisition method of accounting, the purchase price paid for an acquisition is allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. Intangible assets acquired in a business combination may consist of patents, trademarks and trade names, developed technology, customer relationships and other intangibles. The fair value for acquired customer relationship intangibles is determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future revenue from these customers, less a contributory assets charge, all of which is discounted to present value. The fair value of the trademark and trade name intangible assets as well as the developed technology intangible assets are determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name or technology and discounted to present value using an appropriate discount rate. Tangible assets acquired in a business combination include real estate and personal property. When determining the fair value of tangible personal property acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. Valuations are performed by management or third-party valuation specialists under management's supervision, where appropriate.
Goodwill and Other Long-Lived Assets. We have a significant amount of goodwill associated with previous acquisitions. We conducted our annual impairment test of goodwill as of December 31, 2024 in which we assessed the recoverability of the goodwill associated with our reporting units.
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
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. This review is performed by comparing the fair value of an indefinite lived intangible asset to its carrying value. We measure fair value for our indefinite lived intangible assets using an income approach (a discounted cash flow analysis) which incorporates several estimates and assumptions with varying degrees of uncertainty, including estimates of future cash flows associated with the intangible assets. If the fair value is less than the carrying value, the impairment loss is measured as the excess of the carrying value of the asset over its fair value. The estimated fair values of our indefinite-lived intangibles exceeded their carrying values at December 31, 2024.
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
Legal Matters. As described in Note 18, "Commitments and Contingencies," to our consolidated financial statements included in Item 8 of this report, we are subject to legal proceedings which relate to our past acquisitions or which have arisen in the ordinary course of business. We accrue for liabilities associated with these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of then currently available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2024, we had reserves of $29.8 million consisting of (i) $23.3 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets and (ii) $6.5 million related to federal, state and provincial enforcement actions as well as legal claims, which were included in accrued expenses on the consolidated balance sheets. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. In management's opinion, it is not reasonably possible that the potential liability in excess of what is recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily relating to the Canadian dollar.
Interest Rate Risk
Our philosophy in managing interest rate risk is to maintain a debt portfolio inclusive of both variable and fixed-rate debt so as to limit our exposure to interest rate volatility. As of December 31, 2024, before taking into account any interest rate swap agreements then in place, we held $1,464.9 million of variable rate debt under our secured senior term loans due in 2028 ("2028 Term Loans") which bear interest at the Term SOFR rate plus a margin of 1.75%.
To hedge interest rate exposure on a portion of this outstanding variable debt, we entered into interest rate swap agreements. Under the terms of the interest rate swaps entered into in 2022 ("2022 Swaps"), which hedge the interest rate exposure on the 2028 Term Loans, as of December 31, 2024, we would receive interest based on the one-month Term SOFR index and we would pay interest at the fixed rate of 1.965% on a notional amount of $600.0 million. When combined with the 1.75% interest rate margin for Term SOFR borrowings under the 2028 Term Loans, the effective annual interest rate on such $600.0 million aggregate principal amount of the 2028 Term Loans was approximately 3.71%. The remaining balance of the 2028 Term Loans subject to interest rate risk as of December 31, 2024 was $864.9 million.
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
The following table provides information regarding our total borrowings at December 31, 2024 (in thousands):

Scheduled Maturity Dates	2025	2026	2027	2028	2029	Thereafter	Total
Secured senior term loans due 2028	$15,102	$15,102	$15,102	$1,419,592	$—	$—	$1,464,898
Unsecured senior notes due 2027	—	—	545,000	—	—	—	545,000
Unsecured senior notes due 2029	—	—	—	—	300,000	—	300,000
Unsecured senior notes due 2031	—	—	—	—	—	500,000	500,000
Long term debt, at par	$15,102	$15,102	$560,102	$1,419,592	$300,000	$500,000	$2,809,898
The interest rate on the $545.0 million unsecured senior notes due July 15, 2027 is fixed at 4.875%. Interest payments on this debt are due semiannually on January 15 and July 15 in the amount of $13.3 million upon each date.
The interest rate on the $300.0 million unsecured senior notes due July 15, 2029 is fixed at 5.125%. Interest payments on this debt are also due semiannually on January 15 and July 15 in the amount of $7.7 million upon each date.
The interest rate on the $500.0 million unsecured senior notes due February 1, 2031 is fixed at 6.375%. Interest payments on this debt are due semiannually on February 1 and August 1 in the amount of $15.9 million upon each date.
As of December 31, 2024, interest payments on the $600.0 million of our secured senior term loan, that is effectively fixed by the 2022 Swaps, are approximately $1.9 million per month, inclusive of the 1.75% interest rate margin and 1.965% fixed swap rate, discussed above. We continue to have variable interest rate risk relative to the portion of our secured senior term loans which exceeds the $600.0 million of notional of the 2022 Swaps. Should the average interest rate on the remaining variable portion of our long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $8.6 million.
In addition to the fixed and variable borrowings described above, we have a revolving credit agreement with a maximum borrowing of up to $600.0 million. As of December 31, 2024, the Company had no borrowings outstanding under the facility, letters of credit of $130.0 million issued under the facility and $470.0 million available to borrow. Borrowings under this facility would be subject to interest rate variability.
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

During 2024, our Canadian subsidiaries transacted a portion of their business in U.S. Dollars and at any period end had cash on deposit in U.S. Dollars and outstanding U.S. Dollar accounts receivable and payable balances related to their operations. Those U.S. denominated balances are subject to foreign currency gains or losses. Additionally, exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. Dollars. Had the Canadian Dollar been 10.0% stronger or weaker against the U.S. Dollar, we would have reported increased or decreased net income of $16.4 million for the year ended December 31, 2024.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Clean Harbors, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Total remedial liabilities recorded as of December 31, 2024 were $111.7 million.
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
February 19, 2025
We have served as the Company's auditor since 2005.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$687,192	$444,698
Short-term marketable securities	102,634	106,101
Accounts receivable, net of allowances aggregating $47,242 and $42,209, respectively	1,015,357	983,111
Unbilled accounts receivable	162,215	107,859
Inventories and supplies	384,657	327,511
Prepaid expenses and other current assets	81,741	82,939
Total current assets	2,433,796	2,052,219
Property, plant and equipment, net	2,447,941	2,193,318
Other assets:
Operating lease right-of-use assets	250,853	187,060
Goodwill	1,477,199	1,287,736
Permits and other intangibles, net	701,987	602,797
Other long-term assets	65,502	59,739
Total other assets	2,495,541	2,137,332
Total assets	$7,377,278	$6,382,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,102	$10,000
Accounts payable	487,286	451,806
Deferred revenue	88,545	95,230
Accrued expenses and other current liabilities	419,445	397,157
Current portion of closure, post-closure and remedial liabilities	20,625	26,914
Current portion of operating lease liabilities	71,663	56,430
Total current liabilities	1,102,666	1,037,537
Other liabilities:
Closure and post-closure liabilities, less current portion of $10,304 and $13,556, respectively	119,484	105,044
Remedial liabilities, less current portion of $10,321 and $13,358, respectively	101,424	97,885
Long-term debt, less current portion	2,771,117	2,291,717
Operating lease liabilities, less current portion	182,883	131,743
Deferred tax liabilities	363,623	353,107
Other long-term liabilities	162,552	118,330
Total other liabilities	3,701,083	3,097,826
Commitments and contingent liabilities (See Note 18)
Stockholders' equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,832,692 and 53,929,703 shares, respectively	538	539
Additional paid-in capital	421,749	459,728
Accumulated other comprehensive loss	(213,635)	(175,339)
Retained earnings	2,364,877	1,962,578
Total stockholders' equity	2,573,529	2,247,506
Total liabilities and stockholders' equity	$7,377,278	$6,382,869
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the years ended December 31,
	2024	2023	2022
Revenues:
Service revenues	$4,928,023	$4,449,542	$4,133,184
Product revenues	961,929	959,610	1,033,421
Total revenues	5,889,952	5,409,152	5,166,605
Cost of revenues: (exclusive of items shown separately below)
Service revenues	3,370,231	3,054,594	2,892,726
Product revenues	695,482	691,530	651,204
Total cost of revenues	4,065,713	3,746,124	3,543,930
Selling, general and administrative expenses	739,629	671,161	627,391
Accretion of environmental liabilities	13,456	13,667	12,943
Depreciation and amortization	400,922	365,761	347,594
Income from operations	670,232	612,439	634,747
Other (expense) income, net	(1,454)	2,315	2,472
Loss on early extinguishment of debt	(371)	(2,880)	(422)
Gain on sale of business	—	—	8,864
Interest expense, net of interest income of $19,437, $11,930 and $4,607, respectively	(134,964)	(108,595)	(107,663)
Income before provision for income taxes	533,443	503,279	537,998
Provision for income taxes	131,144	125,423	126,254
Net income	$402,299	$377,856	$411,744
Earnings per share:
Basic	$7.46	$6.99	$7.59
Diluted	$7.42	$6.95	$7.56
Shares used to compute earnings per share — Basic	53,902	54,071	54,223
Shares used to compute earnings per share — Diluted	54,199	54,382	54,487
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2024	2023	2022
Net income	$402,299	$377,856	$411,744
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on available-for-sale securities	37	559	(413)
Unrealized gain on fair value of interest rate hedges	12,056	5,163	61,124
Reclassification adjustment for interest rate hedge amounts realized in net income	(14,295)	(16,425)	(683)
Reclassification adjustment for settlement of interest rate hedges	—	(5,905)	—
Pension adjustments	269	(550)	318
Foreign currency translation adjustments	(36,363)	9,000	(31,515)
Other comprehensive (loss) income, net of tax	(38,296)	(8,158)	28,831
Comprehensive income	$364,003	$369,698	$440,575

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$402,299	$377,856	$411,744
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	400,922	365,761	347,594
Allowance for doubtful accounts	8,129	5,956	7,783
Amortization of deferred financing costs and debt discount	6,321	5,309	6,301
Accretion of environmental liabilities	13,456	13,667	12,943
Changes in environmental liability estimates	4,139	4,828	8,272
Deferred income taxes	18,437	12,685	17,549
Other expense (income), net	1,454	(2,315)	(2,472)
Stock-based compensation	27,981	20,703	26,844
Loss on early extinguishment of debt	371	2,880	422
Gain on sale of business	—	—	(8,864)
Environmental expenditures	(27,522)	(28,960)	(13,946)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(28,822)	2,453	(201,087)
Inventories and supplies	(49,588)	(4,312)	(74,547)
Other current and non-current assets	(57,220)	(22,645)	(17,303)
Accounts payable	12,327	(27,425)	74,460
Other current and long-term liabilities	45,087	8,111	30,521
Net cash from operating activities	777,771	734,552	626,214
Cash flows used in investing activities:
Additions to property, plant and equipment	(432,241)	(422,300)	(345,056)
Proceeds from sale and disposal of fixed assets	9,099	9,650	8,779
Acquisitions, net of cash acquired	(478,011)	(119,596)	(86,278)
Proceeds from sale of business, net of transaction costs	750	750	16,811
Additions to intangible assets including costs to obtain or renew permits	(9,607)	(2,649)	(1,966)
Purchases of available-for-sale securities	(117,861)	(158,264)	(49,845)
Proceeds from sale of available-for-sale securities	124,197	117,359	68,611
Net cash used in investing activities	(903,674)	(575,050)	(388,944)
Cash flows from (used in) financing activities:
Change in uncashed checks	(1,473)	2,759	552
Tax payments related to withholdings on vested restricted stock	(13,759)	(13,838)	(8,801)
Repurchases of common stock	(55,178)	(51,164)	(50,183)
Deferred financing costs paid	(8,954)	(6,736)	(410)
Payments on finance leases	(30,886)	(15,937)	(12,821)
Proceeds from employee stock purchase plan	3,009	—	—
Principal payments on debt	(15,102)	(623,975)	(115,652)
Proceeds from issuance of debt, net of discount	499,375	500,000	—
Borrowing from revolving credit facility	—	114,000	—
Payment on revolving credit facility	—	(114,000)	—
Net cash from (used in) financing activities	377,032	(208,891)	(187,315)
Effect of exchange rate change on cash	(8,635)	1,484	(9,927)
Increase (decrease) in cash and cash equivalents	242,494	(47,905)	40,028
Cash and cash equivalents, beginning of year	444,698	492,603	452,575
Cash and cash equivalents, end of year	$687,192	$444,698	$492,603
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$153,059	$114,560	$105,643
Income taxes paid, net of refunds	130,606	132,314	78,526
Non-cash investing activities:
Property, plant and equipment accrued	43,750	52,376	30,950
Remedial liability assumed in acquisition of property, plant and equipment	—	—	8,092
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value			Retained Earnings
Balance at January 1, 2022	54,419	$544	$536,377	$(196,012)	$1,172,978	$1,513,887
Net income	—	—	—	—	411,744	411,744
Other comprehensive income	—	—	—	28,831	—	28,831
Stock-based compensation	—	—	26,844	—	—	26,844
Issuance of common stock for restricted share vesting, net of employee tax withholdings	183	2	(8,803)	—	—	(8,801)
Repurchases of common stock	(537)	(5)	(50,178)	—	—	(50,183)
Balance at December 31, 2022	54,065	541	504,240	(167,181)	1,584,722	1,922,322
Net income	—	—	—	—	377,856	377,856
Other comprehensive loss	—	—	—	(8,158)	—	(8,158)
Stock-based compensation	—	—	20,703	—	—	20,703
Issuance of common stock for restricted share vesting, net of employee tax withholdings	193	1	(13,839)	—	—	(13,838)
Repurchases of common stock	(328)	(3)	(51,376)	—	—	(51,379)
Balance at December 31, 2023	53,930	539	459,728	(175,339)	1,962,578	2,247,506
Net income	—	—	—	—	402,299	402,299
Other comprehensive loss	—	—	—	(38,296)	—	(38,296)
Stock-based compensation	—	—	27,981	—	—	27,981
Issuance of common stock for restricted share vesting, net of employee tax withholdings	125	1	(13,760)	—	—	(13,759)
Repurchases of common stock	(237)	(2)	(55,209)	—	—	(55,211)
Employee stock purchase plan	15	—	3,009	—	—	3,009
Balance at December 31, 2024	53,833	$538	$421,749	$(213,635)	$2,364,877	$2,573,529
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
Cash, Cash Equivalents, Marketable Securities and Uncashed Checks
Cash consists primarily of cash on deposit and money market accounts. The Company, through its wholly-owned captive insurance subsidiary, invests in cash equivalents and marketable securities. Marketable securities with maturities of three months or less from the date of purchase are classified as cash equivalents. As of December 31, 2024 and 2023, the Company had total marketable securities as follows (in thousands):

	December 31, 2024	December 31, 2023
Commercial paper	$4,035	$27,542
Total cash equivalents	4,035	27,542

Commercial paper	17,489	56,172
Corporate notes and bonds	85,145	49,929
Total marketable securities	102,634	106,101
Total	$106,669	$133,643
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table reflects the activity in the allowance for doubtful accounts and revenue allowance (in thousands):

	Allowance for Doubtful Accounts			Revenue Allowance
	2024	2023	2022	2024	2023	2022
Balance at January 1,	$22,568	$24,659	$24,136	$19,641	$20,594	$16,004
Additions charged to earnings	8,129	5,956	7,783	48,301	46,467	54,836
Deductions from reserves, net of recoveries	(7,789)	(8,047)	(7,260)	(43,608)	(47,420)	(50,246)
Balance at December 31,	$22,908	$22,568	$24,659	$24,334	$19,641	$20,594
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
Inventories and Supplies
Inventories are stated at the lower of cost or net realizable value. The cost of oil and oil products as well as the cost of supplies and drums, solvent and solution and other inventories is principally determined on a first-in, first-out ("FIFO") basis. The Company continually reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.
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
The Company determines its reporting units by identifying the components of each operating segment. As of December 31, 2024, the Company had four reporting units consisting of, Environmental Sales and Service, Industrial Services, Environmental Facilities and Safety-Kleen Sustainability Solutions ("SKSS"). See Note 8, "Goodwill and Other Intangible Assets," for additional information related to the Company's goodwill impairment tests.
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
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $10.6 million, $18.6 million and $16.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Changes in the determination of when the landfill will cease accepting waste, either through a business decision by the Company, determination that expansion capacity should no longer be considered probable or changes in estimates on annual airspace consumption, will impact the amortization expense of the landfill assets. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is highly probable of ultimately being permitted. As of December 31, 2024, there were no unpermitted expansions included in the Company's landfill accounting model. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting the Company's profitability.
As of December 31, 2024, the Company had eight active landfill sites (including the Company's non-commercial landfill), which have estimated remaining lives (based on anticipated waste volumes and the remaining highly probable airspace) as follows:

Facility Name	Location	Remaining Lives (Years)	Permitted Remaining Highly Probable Airspace (cubic yards) (in thousands)
Buttonwillow	California	21	4,909
Deer Trail	Colorado	17	1,347
Grassy Mountain	Utah	37	4,253
Kimball	Nebraska	22	520
Lambton	Ontario, Canada	46	4,218
Lone Mountain	Oklahoma	13	2,913
Ryley	Alberta, Canada	40	5,594
Sawyer	North Dakota	61	3,197
			26,951
At December 31, 2024 and 2023, the Company had no cubic yards of permitted, but not highly probable, airspace.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the remaining highly probable airspace from January 1, 2023 through December 31, 2024 (in thousands of cubic yards):

	2024	2023
Remaining capacity, beginning of year	27,753	28,270
Changes in highly probable airspace, net	—	464
Consumed	(802)	(981)
Remaining capacity, end of year	26,951	27,753
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
Landfill final closure and post-closure liabilities —The balance of landfill final closure and post-closure liabilities was $59.4 million at both December 31, 2024 and 2023 respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post-closure costs (also referred to as "asset retirement obligations") are calculated by estimating the total obligation in current dollars, adjusted for future inflation estimates and discounted at the Company's credit-adjusted risk-free interest rate (6.57% and 6.51% during 2024 and 2023, respectively).
Non-Landfill Closure and Post-Closure Liabilities
The balance of non-landfill closure and post-closure liabilities at December 31, 2024 and 2023 was $70.4 million and $59.2 million, respectively. Non-landfill closure and post-closure obligations arise when the Company commences non-landfill facility operations and include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs as required by the closure permit. Post-closure periods are performance-based and are not typically specified in terms of years in the closure permit, but generally range from 10 to 30 years or more.

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
Remedial Liabilities
The balance of remedial liabilities at December 31, 2024 and 2023 was $111.7 million and $111.2 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired and Superfund sites owned by third-parties for which the Company, or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations, have been identified as potentially responsible parties ("PRPs") or potential PRPs. The Company's estimate of remedial liabilities involves an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. The measurement of remedial liabilities is reviewed at least quarterly and changes in estimates are recognized in the consolidated statements of operations when identified.
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
Defined Contribution Plan
The Company has defined contribution plans under which eligible employees may contribute up to the maximum amount as provided by law. The Company matches a portion of these employee contributions and contributed $30.9 million, $28.8 million and $25.3 million in 2024, 2023 and 2022 respectively.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was $11.4 million in 2024, $10.9 million in 2023 and $9.4 million in 2022.
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. In addition, the Company issues awards with performance targets established prior to or at the grant date. The expense for these awards is recognized over the requisite service period when management believes it is probable those performance targets will be achieved. The fair value of the Company's grants under the 2020 Stock Incentive Plan are based on the closing price of the Company's common stock on the respective dates of grant. The fair value of shares issued under the Company’s 2024 Employee Stock Purchase plan are valued using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of our common stock on the grant date, including the expected volatility of our stock, calculated based on a period of time generally commensurate with the expected term of the award and risk-free interest rates. Forfeitures are recognized as they occur. Stock-based compensation is recognized in selling, general and administrative expense.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Earnings per Share ("EPS")
Basic EPS is calculated using the treasury stock method by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares that were outstanding during the period.
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
The Company generally enters into long-term real estate leases with two to ten-year terms and long-term non-real estate leases with three to seven-year terms. In the normal course of business, the Company also enters into short-term operating leases having terms of one year or less. These leases are generally equipment leases entered into for short periods of time (e.g. daily, weekly or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. The Company has elected not to recognize right-of-use ("ROU") assets and lease liabilities for these short-term leases. Operating leases with terms exceeding one year and all finance leases are recognized as ROU assets and lease liabilities and measured at commencement date based on the present value of the future lease payments over the lease term.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The Company adopted ASU No. 2023-07 for the year ended December 31, 2024. The only significant impact from the adoption of this standard relates to incremental disclosures now required.
Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses. This guidance will be effective for annual periods beginning the year ended December 31, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this new pronouncement on its consolidated financial statements disclosures.
(3) REVENUES
The Company generates revenues through the following operating segments: Environmental Services and SKSS. The Company’s Environmental Services operating segment generally has four sources of revenue and the SKSS operating segment has two sources of revenue. The Company disaggregates third-party revenues by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The tables below present revenue billed to outside customers by a particular segment. Should it be necessary, there will be intercompany transactions to present the direct revenues in the appropriate segment results. The Company’s significant sources of revenue include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste and remediation projects. These services handle hazardous and/or non-hazardous waste, including per- and polyfluoroalkyl substances (“PFAS”). Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature. These master service agreements are typically entered into with the Company’s larger customers and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs as well as transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
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
Field and Emergency Response Services—Field and Emergency Response Services, which includes contributions from the acquisition of HEPACO Blocker, Inc. and its subsidiaries (collectively, “HEPACO”) in 2024, contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, environmental remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration, water treatment services and wetland restoration. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. Emergency response services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the SKSS operating segment. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen branches’ core service offerings, contribute to the revenues of the Environmental Services operating segment. In addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services, sales of bulk blended oil products and sales of automotive fluids contribute to the SKSS operating segment. Due to the complementary nature of these products and services and their customer base, there are some cross-overs of Safety-Kleen Environmental Services revenue streams between Environmental Services and SKSS operating segments.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services.
Safety-Kleen Oil—Safety-Kleen Oil related sales contribute to the revenues of the SKSS segment. These revenues are generated from bulk sales of high-quality base and blended lubricating oils to many industries, including major oil brands, lubricant blenders and manufacturers, blended lubricant distributors and government agencies. The business also sells recycled fuel oil to asphalt plants, industrial plants and pulp and paper companies. The used oil is also processed into vacuum gas oil which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market. By-products coming off the refinery are a mixture of light end distillates and asphalt flux that are sold into various markets. Revenue for oil products is recognized at a point in time, upon the transfer of control. Generally, control transfers when the products are delivered to the customer.
The following tables present the Company’s third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the year ended December 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$4,510,845	$841,171	$407	$5,352,423
Canada	449,480	88,049	—	537,529
Total third-party revenues	$4,960,325	$929,220	$407	$5,889,952

Sources of Revenue
Technical Services	$1,733,550	$—	$—	$1,733,550
Industrial Services and Other	1,377,502	—	407	1,377,909
Field and Emergency Response Services	895,120	—	—	895,120
Safety-Kleen Environmental Services	954,153	229,730	—	1,183,883
Safety-Kleen Oil	—	699,490	—	699,490
Total third-party revenues	$4,960,325	$929,220	$407	$5,889,952

	For the year ended December 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$4,022,394	$846,339	$447	$4,869,180
Canada	447,515	92,457	—	539,972
Total third-party revenues	$4,469,909	$938,796	$447	$5,409,152

Sources of Revenue
Technical Services	$1,563,847	$—	$—	$1,563,847
Industrial Services and Other	1,418,938	—	447	1,419,385
Field and Emergency Response Services	609,913	—	—	609,913
Safety-Kleen Environmental Services	877,211	224,830	—	1,102,041
Safety-Kleen Oil	—	713,966	—	713,966
Total third-party revenues	$4,469,909	$938,796	$447	$5,409,152

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,675,880	$899,780	$507	$4,576,167
Canada	469,093	121,345	—	590,438
Total third-party revenues	$4,144,973	$1,021,125	$507	$5,166,605

Sources of Revenue
Technical Services	$1,495,264	$—	$—	$1,495,264
Industrial Services and Other	1,311,072	—	507	1,311,579
Field and Emergency Response Services	575,300	—	—	575,300
Safety-Kleen Environmental Services	763,337	199,360	—	962,697
Safety-Kleen Oil	—	821,765	—	821,765
Total third-party revenues	$4,144,973	$1,021,125	$507	$5,166,605
Contract Balances

(in thousands)	December 31, 2024	December 31, 2023
Receivables	$1,015,357	$983,111
Contract assets (unbilled receivables)	162,215	107,859
Contract liabilities (deferred revenue)	88,545	95,230
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
The Company’s contract costs that are subject to capitalization are comprised of costs associated with parts washer services and with the treatment and disposal of waste. As of December 31, 2024 and 2023, the Company's deferred contract costs totaled $28.2 million and $29.9 million, respectively. Deferred parts washer costs are recognized over the service interval as the customer receives the benefit of the services, and deferred costs related to treatment and disposal of waste are recognized when the corresponding waste is disposed. Deferred costs are included within prepaid expenses and other current assets in the

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company’s consolidated balance sheets. The deferred contract cost balances at the beginning of each period presented were fully recognized in cost of revenue in the subsequent three-month period.
(4) BUSINESS COMBINATIONS
2024 Acquisitions
On March 22, 2024, the Company completed its acquisition of HEPACO for an all-cash purchase price of $392.2 million, net of cash acquired and after the settlement of working capital in the third quarter of 2024. The operations of HEPACO expand the Environmental Services segment’s field services business.
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

At Acquisition Date As Reported December 31, 2024
Accounts receivable, including unbilled receivables	$69,072
Inventories and supplies	384
Prepaid expenses and other current assets	4,383
Property, plant and equipment	47,125
Permits and other intangibles	130,500
Operating lease right-of-use assets	9,385
Other long-term assets	5,712
Accounts payable	(30,602)
Accrued expenses and other current liabilities	(16,005)
Current portion of operating lease liabilities	(2,758)
Operating lease liabilities, less current portion	(6,627)
Closure and post-closure liabilities	(2,492)
Remedial liabilities	(2,435)
Other long-term liabilities	(374)
Total identifiable net assets	205,268
Goodwill	186,911
Total purchase price	$392,179
Other intangible assets acquired include customer relationships and trademarks/trade names and are anticipated to have estimated useful lives of between seven and 20 years with a weighted average useful life of approximately 19 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended December 31, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the consolidated financial statements of the Company.
On March 1, 2024, the Company acquired Noble Oil Services, Inc. and its subsidiaries (collectively “Noble”) for an all-cash purchase price of $68.7 million, net of cash acquired and after the settlement of working capital in the second quarter of 2024. The acquisition of Noble expands the SKSS segment’s oil collection operations in the southeastern region of the United States while also adding incremental production from the re-refinery owned and operated by the acquired company.
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

At Acquisition Date As Reported December 31, 2024
Accounts receivable, including unbilled receivables	$5,855
Inventories and supplies	6,598
Prepaid expenses and other current assets	408
Property, plant and equipment	55,615
Permits and other intangibles	14,500
Operating lease right-of-use assets	3,615
Other long-term assets	92
Accounts payable	(7,752)
Accrued expenses and other current liabilities	(1,145)
Current portion of operating lease liabilities	(1,823)
Operating lease liabilities, less current portion	(1,792)
Closure and post-closure liabilities	(8,929)
Remedial liabilities	(2,757)
Total identifiable net assets	62,485
Goodwill	6,257
Total purchase price	$68,742
Other intangible assets acquired include customer relationships and trademarks/trade names and are anticipated to have estimated useful lives of between seven and 15 years with a weighted average useful life of approximately 13 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the operating synergies and assembled workforce that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended December 31, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2023 are immaterial to the consolidated financial statements of the Company.
During 2024, the Company completed the acquisition of three additional privately-owned business for $17.1 million in total cash consideration. The operations were consolidated into the Environmental Services and SKSS segments. The acquisitions of the acquired businesses were not material in 2024 to the consolidated financial statements of the Company.
2023 Acquisition
On March 31, 2023, the Company acquired Thompson Industrial Services, LLC (“Thompson Industrial”) for an all-cash purchase price of $110.9 million, net of cash acquired. The operations of Thompson Industrial expand the Environmental Services segment’s industrial service operations in the southeastern region of the United States.
The Company finalized the purchase accounting for this acquisition in the first quarter of 2024. The preliminary allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023. The following table summarizes the preliminary and final determination and recognition of assets acquired and liabilities assumed (in thousands):

	Preliminary Allocation As Reported December 31, 2023	Measurement Period Adjustments	Final Allocation as Reported December, 31, 2024
Accounts receivable, including unbilled receivables	$25,233	$(73)	$25,160
Inventories and supplies	228	—	228
Prepaid expenses and other current assets	1,302	—	1,302
Property, plant and equipment	26,719	—	26,719
Permits and other intangibles	28,900	—	28,900
Operating lease right-of-use assets	4,716	—	4,716
Other long-term assets	72	—	72
Accounts payable	(7,185)	(55)	(7,240)
Accrued expenses and other current liabilities	(3,200)	(90)	(3,290)
Current portion of operating lease liabilities	(1,653)	—	(1,653)
Operating lease liabilities, less current portion	(3,063)	—	(3,063)
Other long-term liabilities	(560)	—	(560)
Total identifiable net assets	71,509	(218)	71,291
Goodwill	39,346	218	39,564
Total purchase price	$110,855	$—	$110,855
Permits and other intangible assets acquired include customer relationships, trademarks/trade names and non-compete agreements and are anticipated to have estimated useful lives of between five and 15 years with a weighted average useful life of approximately 13 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended December 31, 2024, and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2022 are immaterial to the consolidated financial statements of the Company.
2022 Acquisitions
On June 17, 2022, the Company acquired a privately-owned company for an all-cash purchase price of approximately $78.9 million, net of cash acquired. The operations of the newly acquired company expand the SKSS segment’s waste oil collection capabilities and re-refining business throughout the southeastern region of the United States, including the addition of a re-refinery in Georgia.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company finalized the purchase accounting for this acquisition in the second quarter of 2023. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of June 17, 2022. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

Final Allocation
Accounts receivable	$1,089
Inventories and supplies	5,745
Prepaid expenses and other current assets	144
Property, plant and equipment	22,231
Permits and other intangibles	23,500
Operating lease right-of-use assets	585
Other long-term assets	13
Accrued expenses and other current liabilities	(3,375)
Current portion of operating lease liabilities	(186)
Operating lease liabilities, less current portion	(399)
Other long-term liabilities	(2,681)
Total identifiable net assets	46,666
Goodwill	32,212
Total purchase price	$78,878
Permits and other intangible assets acquired include supplier relationships, permits, customer relationships and trademarks/trade names and are anticipated to have estimated useful lives of between five and 20 years with a weighted average useful life of approximately 18 years. The excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
The operations included in the Company’s financial statements for the period ended December 31, 2022 and pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2022 were not material to the consolidated financial statements of the Company.
On December 9, 2022, the Company acquired a privately-owned business for $12.6 million cash consideration. The acquired company expands the SKSS segment’s oil collection operations in the southeastern United States. In connection with this acquisition, goodwill of $2.7 million was recognized. The results of operations for the acquired business were not material in 2022 to the consolidated financial statements of the Company.
(5) DISPOSITION OF BUSINESS
On June 30, 2022, the Company completed the sale of a line of business as part of its continuous focus on divesting certain non-core operations. The divested line of business was previously included within the Environmental Sales & Service reporting unit of the Environmental Services segment. The Company determined that the disposition did not constitute a strategic shift and that the impact on the Company's overall operations and financial results was not material. Accordingly, the operations associated with the disposal were not reported in discontinued operations. The final purchase price, after settling working capital, for the line of business was $18.8 million, of which $1.5 million was held in escrow and received by the Company in equal parts in 2023 and 2024. The gain on sale of $8.9 million, after accounting for the assets sold, liabilities transferred upon sale and transaction costs, was included in gain on sale of business in the Company's consolidated statement of operations for the year ended December 31, 2022.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Supplies	$200,905	$177,217
Oil and oil related products	152,992	118,600
Solvent and solutions	12,458	11,795
Other	18,302	19,899
Total inventories and supplies	$384,657	$327,511
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. The balance of oil and oil related products has increased due to higher volumes of oil inventory on hand at December 31, 2024 when compared with December 31, 2023 and overall price increases for the oil inventory. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$184,191	$174,891
Asset retirement costs (non-landfill)	38,705	27,167
Landfill assets	258,138	253,180
Buildings and improvements (1)	719,439	630,525
Vehicles (2)	1,455,530	1,276,567
Equipment (3)	2,600,085	2,388,370
Construction in progress	70,305	213,601
	5,326,393	4,964,301
Less - accumulated depreciation and amortization	2,878,452	2,770,983
Total property, plant and equipment, net	$2,447,941	$2,193,318
___________________________________
(1) Balances inclusive of gross ROU assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $230.5 million and $151.7 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization was $346.5 million, $315.5 million and $297.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded $11.2 million, $6.6 million and $3.4 million of capitalized interest in 2024, 2023 and 2022, respectively, mainly due to the construction of the new incinerator in Kimball, Nebraska.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Total
Balance at January 1, 2023	$1,071,846	$175,032	$1,246,878
Increase from current period acquisitions	39,346	—	39,346
Measurement period adjustments from prior period acquisition	—	360	360
Foreign currency translation	821	331	1,152
Balance at December 31, 2023	$1,112,013	$175,723	$1,287,736
Increase from current period acquisitions	186,911	6,457	193,368
Measurement period adjustments from prior period acquisitions	218	—	218
Foreign currency translation	(2,938)	(1,185)	(4,123)
Balance at December 31, 2024	$1,296,204	$180,995	$1,477,199
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when it is more likely than not that events or changes in the business environment (“triggering events”) would reduce the fair value of a reporting unit below its carrying value. The Company did not identify any triggering events in the years presented.
Goodwill is also tested for impairment annually. The Company conducted its annual impairment test of goodwill as of December 31, 2024 and determined that no adjustment to the carrying value of goodwill for any reporting unit was then necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases, the estimated fair values of the reporting units significantly exceeded the respective carrying values.
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
As of December 31, 2024 and 2023, the Company's intangible assets consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$191,921	$123,939	$67,982	$191,747	$117,556	$74,191
Customer and supplier relationships	697,326	256,657	440,669	604,994	258,879	346,115
Other intangible assets	120,316	46,490	73,826	100,068	37,862	62,206
Total amortizable permits and other intangible assets	1,009,563	427,086	582,477	896,809	414,297	482,512
Trademarks and trade names	119,510	—	119,510	120,285	—	120,285
Total permits and other intangible assets	$1,129,073	$427,086	$701,987	$1,017,094	$414,297	$602,797

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
Amortization expense of permits, customer and supplier relationships and other intangible assets for the years ended December 31, 2024, 2023 and 2022 were $54.4 million, $50.3 million and $50.2 million, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2024 was as follows (in thousands):

Years ending December 31,	Expected Amortization
2025	$53,335
2026	51,297
2027	49,221
2028	47,916
2029	46,763
Thereafter	333,945
$582,477
(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and benefits	$134,458	$113,236
Accrued insurance	112,367	107,658
Accrued interest	33,259	33,857
Accrued income, real estate, sales and other taxes	35,394	44,752
Accrued other	103,967	97,654
	$419,445	$397,157
The increase in accrued compensation and benefits is due to both the timing of payments and an increase in accrued incentive compensation. As of December 31, 2024 and 2023, accrued insurance included employee medical insurance costs of $23.9 million and $22.8 million, respectively, and accruals for losses under workers' compensation, comprehensive general liability and vehicle liability self-insurance programs of $83.7 million and $82.7 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as "asset retirement obligations") from January 1, 2023 through December 31, 2024 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2023	$62,251	$56,550	$118,801
Liabilities assumed in acquisitions	—	574	574
Measurement period adjustments from prior period acquisitions	—	3,015	3,015
New asset retirement obligations	3,092	—	3,092
Accretion	4,958	4,519	9,477
Changes in estimates recorded to consolidated statement of operations	1,147	53	1,200
Changes in estimates recorded to consolidated balance sheet	(3,706)	1,600	(2,106)
Environmental expenditures	(8,478)	(7,206)	(15,684)
Currency translation and other	179	52	231
Balance at December 31, 2023	59,443	59,157	118,600
Liabilities assumed in acquisitions	—	11,421	11,421
New asset retirement obligations	2,118	—	2,118
Accretion	5,069	4,489	9,558
Changes in estimates recorded to consolidated statement of operations	70	(295)	(225)
Changes in estimates recorded to consolidated balance sheet	4,335	402	4,737
Environmental expenditures	(11,210)	(4,466)	(15,676)
Currency translation and other	(425)	(320)	(745)
Balance at December 31, 2024	$59,400	$70,388	$129,788
In the year ended December 31, 2024, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities. In 2024 and 2023, the Company has been executing upon the planned closure activities at the Company’s non-commercial landfill at the Deer Park, Texas incinerator facility after the site reached its permitted capacity, in early 2023. There have been no changes to the estimated closure costs related to this location.
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2025	$10,304
2026	14,457
2027	12,485
2028	14,127
2029	3,224
Thereafter	278,762
Undiscounted closure and post-closure liabilities	333,359
Less: Discount at credit-adjusted risk-free rate	(119,353)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(84,218)
Present value of closure and post-closure liabilities	$129,788

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2023 through December 31, 2024 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2023	$1,824	$59,749	$54,717	$116,290
Accretion	89	2,540	1,561	4,190
Changes in estimates recorded to consolidated statement of operations	19	1,713	1,896	3,628
Environmental expenditures	(52)	(3,840)	(9,384)	(13,276)
Currency translation and other	—	115	296	411
Balance at December 31, 2023	1,880	60,277	49,086	111,243
Liabilities assumed in acquisitions	—	—	5,192	5,192
Accretion	92	2,292	1,514	3,898
Changes in estimates recorded to consolidated statement of operations	29	573	3,762	4,364
Expenditures	(53)	(6,078)	(5,715)	(11,846)
Currency translation and other	—	(28)	(1,078)	(1,106)
Balance at December 31, 2024	$1,948	$57,036	$52,761	$111,745
In the year ended December 31, 2024, the Company increased its remedial liabilities for an existing Superfund site by $2.9 million related to new information on the ultimate remediation of this site.
Anticipated payments at December 31, 2024 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2025	$10,321
2026	17,391
2027	11,259
2028	10,972
2029	8,745
Thereafter	70,610
Undiscounted remedial liabilities	129,298
Less: Discount at risk free rates	(17,553)
Total remedial liabilities	$111,745

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's estimated remedial liabilities and reasonably possible additional liabilities as of December 31, 2024 disaggregated by facility/site type (in thousands, except percentages):

Type of Facility or Site	Remedial Liabilities	% of Total	Reasonably Possible Additional Liabilities (1)
Inactive facilities not used in active conduct of the Company's business, most of which were assumed through prior period acquisitions (25 facilities)	$56,976	51.0%	$10,765
Facilities now used in active conduct of the Company's business (62 facilities, including 24 acquired by the Company through acquisitions in 2024)	46,131	41.3	9,497
Superfund sites (12 sites)	8,638	7.7	1,296
Total	$111,745	100.0%	$21,558
___________________________________
(1)Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.
The following table presents the Company's estimated remedial liabilities and reasonably possible additional liabilities as of December 31, 2024 disaggregated by facilities/sites which represent at least 5% of the total and with all other facilities/ sites combined (in thousands, except percentages):

Location	Type of Facility or Site	Remedial Liabilities(1)	% of Total	Reasonably Possible Additional Liabilities(2)
Baton Rouge, LA	Closed incinerator and landfill	$25,578	22.9%	$4,303
Bridgeport, NJ	Closed incinerator	17,417	15.6	3,254
Mercier, Quebec	Idled incinerator	10,826	9.7	1,631
Linden, NJ	Operating solvent recycling center	9,434	8.4	2,148
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (83 facilities, including 24 acquired by the Company through acquisitions in 2024)	39,852	35.7	8,926
Various	Superfund sites (each representing less than 5% of total liabilities) (12 sites)	8,638	7.7	1,296
Total		$111,745	100.0%	$21,558
_________________________________
(1)$23.3 million of the $111.7 million remedial liabilities include estimates related to the legal and administrative proceedings discussed in Note 18, "Commitments and Contingencies."
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company's long-term debt (in thousands):

	December 31, 2024	December 31, 2023
Current Portion of Long-Term Debt:
Secured senior term loans	$15,102	$10,000

Long-Term Debt:
Secured senior term loans due October 8, 2028	1,449,796	970,000
Unsecured senior notes, at 4.875%, due July 15, 2027 ("2027 Notes")	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 ("2029 Notes")	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 ("2031 Notes")	500,000	500,000
Long-term debt, at par	2,794,796	2,315,000
Unamortized debt issuance costs and discount, net	(23,679)	(23,283)
Long-term debt, at carrying value	$2,771,117	$2,291,717
As of December 31, 2024 and 2023, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.8 billion and $2.3 billion, respectively. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The sections below will outline the key terms of the outstanding debt, including any changes occurring during the period:
Secured Senior Term Loans
As of December 31, 2024, the Company had an aggregate principal amount outstanding of $1,464.9 million under the Sixth Amendment to the Company's existing Credit Agreement dated as of June 30, 2017 (the "Term Loan Agreement"). As of December 31, 2023, the Company had an aggregate principal amount outstanding of $980.0 million under Fourth Amendment to the Term Loan Agreement.
On March 22, 2024, the Term Loan Agreement was amended (the “Fifth Amendment”), to provide for the incurrence of additional term loans (the “2024 Incremental Term Loans”) under the Term Loan Agreement in the aggregate principal amount of $500.0 million. Proceeds from the issuance of the 2024 Incremental Term Loans were $491.1 million after debt discount and debt issuance costs, and were used to fund the acquisition of HEPACO, with the excess increasing the Company’s cash balances. The 2024 Incremental Term Loans are in addition to the aggregate of $980.0 million of term loans (the “Existing Term Loans”) which were outstanding prior to the issuance of the 2024 Incremental Term Loans. The total amount outstanding under the Term Loans as December 31, 2024 will mature on October 8, 2028, and may be prepaid at any time without premium or penalty other than customary breakage costs.
Interest under the Term Loan Agreement is paid monthly. On October 8, 2024, the Company entered into the Sixth Amendment to the Term Loan Agreement (the “Sixth Amendment”). The Sixth Amendment (i) eliminated the Term SOFR adjustment of 0.11448% per annum and (ii) reset the six month soft call period for a repricing of the 2028 Term Loans. Under the Sixth Amendment, the applicable interest rate margins for the Term Loans is either 1.75% for Term SOFR borrowings or 0.75% for base rate borrowings, at the Company’s election. The Term Loans may be prepaid at any time without premium or penalty other than customary breakage costs or if the Company engages in certain repricing transactions before April 8, 2025, in which event a 1.0% prepayment premium would be due. The Term SOFR Rate is subject to a floor of 0.00% and the Base Rate is subject to a floor of 1.00%. The Term Loan Agreement provides for Term SOFR adjustments for other interest periods; however, the Company elects one-month Term SOFR for interest payments on that debt resulting in total interest on the 2028 Term Loans of one-month Term SOFR plus 1.75%.
Prior to the Sixth Amendment on October 8, 2024, the margin on the Term Loans also included a credit spread adjustment of 0.11448% for all one-month Term SOFR payments. Additionally, prior to December 27, 2023, the interest rate

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
margins for the Term Loans were 0.25% higher. The rates were lowered by 25 basis points through the Fourth Amendment of the Term Loans. Each of these amendments resulted in minimal amounts being recognized as a loss on the early extinguishment of debt in the Company’s Consolidated Statement of Operations.
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
On January 24, 2023, the Company completed a private placement of $500.0 million aggregate principal amount of 2031 Notes which will mature on February 1, 2031 (collectively referred to with the 2027 Notes and 2029 Notes as the "Notes"). The proceeds from this were used toward the repayment of the Term Loans outstanding at the time. The interest rate on the 2031 Notes is paid semiannually on February 1 and August 1 of each year and commenced on August 1, 2023.
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
The Company may also redeem all or any portion of the 2031 Notes prior to February 1, 2026, at a redemption price equal to 100% of the principal amount redeemed plus a make whole premium as of the date of redemption including accrued and unpaid interest, if any, up to but not including the date of redemption.
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
As of December 31, 2024, the revolving credit facility had no outstanding loan balances, $470.0 million available to borrow and outstanding letters of credit of $130.0 million. The Company also had no outstanding loan balances as of December 31, 2023.
Cash Flow Hedges
The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
2022 Swap Arrangement
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million ("2022 Swaps") to effectively fix the interest rate on $600.0 million principal of the outstanding 2028 Term Loans. Under the terms of the 2022 Swaps' agreements, the Company receives interest based upon the variable rates on the 2028 Term Loans and pays a fixed amount of interest. The fixed rate on these instruments was 0.931% through June 30, 2023 which, together with the original 2.00% interest rate margin for the 2028 Term Loans, resulted in an effective annual interest rate of approximately 2.931%.
The fixed rate on these instruments increased to 1.965% on July 1, 2023 and the variable rate became linked to Term SOFR to mirror the variable interest payments for the 2028 Term Loans. Including the 2.00% interest rate margin for borrowings on the 2028 Term Loans and the 0.11448% SOFR adjustment per the 2028 Term Loans, in effect at the time of this change, beginning July 1, 2023, the effective annual interest rate of this $600.0 million increased to 4.07898%. With the Fourth Amendment on December 27, 2023 the margin on the 2028 Term Loans decreased from 2.00% to 1.75%, and the effective annual interest rate on the swapped portion of 2028 Term Loans outstanding decreased to 3.82898%. With the Sixth Amendment on October 8, 2024 the SOFR adjustment was eliminated, and the effective annual interest rate on the swapped portion of 2028 Term Loans outstanding decreased to 3.71450%. The changes to the 2028 term loans described herein are discussed in the Secured Senior Term Loans section above. The 2022 Swaps expire September 30, 2027.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2018 Swap Arrangement
In 2018, the Company effectively fixed the interest rate on $350.0 million principal of the previously outstanding 2024 Term Loans by entering into interest rate swap agreements with a notional amount of $350.0 million ("2018 Swaps"). On January 24, 2023, concurrently with the repayment of the 2024 Term Loans, the Company received a settlement payment of $8.3 million from the 2018 Swap counterparties. As a result of the settlement, the Company also reclassified the amounts previously deferred in accumulated other comprehensive loss and recognized a settlement gain of $8.3 million in interest expense in 2023.
At the inception of these instruments, the Company designated both the 2018 Swaps and the 2022 Swaps (collectively referred to as the “Swaps”) as cash flow hedges. As of December 31, 2024 the Company recorded a derivative asset with a fair value of $32.4 million. The balance in the derivative asset as of December 31, 2023 was $35.5 million, which included both of the Swaps. The balance in both periods is comprised only of the 2022 Swaps, given that the 2018 Swaps were settled in early 2023, as noted above.
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
(13) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Domestic	$444,118	$401,912	$406,206
Foreign	89,325	101,367	131,792
Total	$533,443	$503,279	$537,998
The provision for income taxes consisted of the following (in thousands, except percentages):

	For the years ended December 31,
	2024	2023	2022
Current:
Federal	$68,321	$64,164	$52,237
State	27,649	25,496	26,980
Foreign	16,737	23,078	29,488
	112,707	112,738	108,705
Deferred
Federal	20,669	18,251	32,199
State	(4,415)	(9,049)	(2,432)
Foreign	2,183	3,483	(12,218)
	18,437	12,685	17,549
Provision for income taxes	$131,144	$125,423	$126,254

Effective tax rate	24.6%	24.9%	23.5%

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's effective income tax rate varied from the amount computed using the statutory federal income tax rate of 21% as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Tax expense at U.S. statutory rate	$112,023	$105,689	$112,980
State income taxes, net of federal benefit	18,555	18,067	19,831
Foreign rate differential	3,965	4,213	6,196
Valuation allowance	(6,485)	(7,699)	(18,769)
Uncertain tax position interest and penalties	(1,773)	(7)	(2,454)
Tax credits	2,694	1,653	2,768
Non-deductible compensation	2,211	2,898	2,754
Other	(46)	609	2,948
Provision for income taxes	$131,144	$125,423	$126,254
In 2024, $4.1 million in fully reserved for foreign tax credits expired. In the table above, the expiration is included in the tax credits line and the write off of the valuation allowance is contributing to the valuation allowance benefit, however the foreign tax credit expiration and associated valuation allowance write-off had no net impact to the provision for income tax. The remaining valuation allowance benefit in 2024 is the result of profitable earnings at certain Canadian entities which utilized previously reserved for operating losses.
The valuation allowance benefits recognized in 2023 are predominately the result of cumulative profitable earnings at certain US entities with historical state operating losses. As of December 31, 2023, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes associated with these State net operating losses are realizable. Therefore the valuation allowance was reduced accordingly.
The valuation allowance benefits recognized in 2022 were the result of cumulative profitable earnings at certain Canadian entities with historic operating losses. The 2022 earnings were sufficient to utilize substantially all of the net operating losses, and as of December 31, 2022, the Company released any remaining valuation allowances associated with these entities, which were nominal.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the total net deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Deferred tax assets:
Provision for doubtful accounts	$14,808	$10,882
Closure, post-closure and remedial liabilities	32,189	31,944
Operating lease liabilities	60,929	46,784
Accrued expenses	14,749	14,963
Accrued compensation and benefits	16,876	15,058
Net operating loss carryforwards(1)	48,331	39,042
Excess business interest(2)	22,078	—
Tax credit carryforwards	2,619	6,531
Stock-based compensation	4,877	3,516
Other	2,565	4,843
Total deferred tax assets	220,021	173,563
Deferred tax liabilities:
Property, plant and equipment	(311,546)	(284,997)
Operating lease right-of-use assets	(59,999)	(46,584)
Interest rate swap asset	(8,748)	(9,576)
Permits and other intangible assets	(158,905)	(130,391)
Prepaid expenses	(10,881)	(12,372)
Total deferred tax liabilities	(550,079)	(483,920)
Total net deferred tax liability before valuation allowance	(330,058)	(310,357)
Less valuation allowance	(27,232)	(35,272)
Net deferred tax liabilities	$(357,290)	$(345,629)
___________________________________
(1)As of December 31, 2024, the net operating loss carryforwards included (i) gross state net operating loss carryforwards of $290.7 million which will begin to expire in 2025, (ii) gross federal net operating loss carryforwards of $79.3 million which will begin to expire in 2025 and (iii) gross foreign net operating loss carryforwards of $64.3 million which will begin to expire in 2025. The increase in the state and federal net operating loss carryforward from the prior year is predominately due to assets acquired in the HEPACO transaction. See Note 4, "Business Combinations" for more information on the related transaction.
(2)Deferred tax asset acquired in the HEPACO transaction. See Note 4, "Business Combinations" for more information on the related transaction.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the total valuation allowance as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Allowance related to:
Foreign tax credits	$346	$4,422
Federal net operating losses	3,783	3,783
State net operating loss carryforwards	4,734	4,809
Foreign net operating loss carryforwards	14,543	17,464
Deferred tax assets of a Canadian subsidiary	3,521	4,489
Realized and unrealized capital losses	305	305
Total valuation allowance	$27,232	$35,272
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
(14) EARNINGS PER SHARE
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.
The following are computations of basic and diluted earnings per share (in thousands, except for per share amounts):

	For the years ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$402,299	$377,856	$411,744
Denominator:
Weighted-average shares outstanding, basic	53,902	54,071	54,223
Dilutive impact of equity awards	297	311	264
Weighted-average shares outstanding, diluted	54,199	54,382	54,487

Basic earnings per share	$7.46	$6.99	$7.59
Diluted earnings per share	$7.42	$6.95	$7.56
In the table above, potentially dilutive shares outstanding include the dilutive effect of unvested restricted stock awards. Shares under the Employee Stock Purchase Plan (“ESPP”) which commenced in 2024 were issued on the last day of the year and therefore are included in the weighted-average shares outstanding when issued.
Potentially dilutive shares whose effect would have been antidilutive have been excluded from the computation of diluted earnings per share. The Company included all outstanding performance awards and restricted stock awards in the calculation of diluted earnings per share except as shown in the table below (in thousands):

	For the years ended December 31,
	2024	2023	2022
Antidilutive restricted stock awards	10	12	10
Performance stock awards for which performance criteria was not attained at reporting date	39	89	—

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(15) STOCKHOLDERS' EQUITY
The Company’s Board of Directors has authorized the repurchase of up to $1.1 billion of the Company’s common stock. The repurchase program authorizes the Company to purchase the Company's common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases have depended and will depend on a number of factors including share price, cash required for future business plans, trading volume and other conditions. The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

During the years ended December 31, 2024, 2023 and 2022, the Company repurchased and retired a total of 0.2 million, 0.3 million and 0.5 million shares, respectively, of the Company's common stock for total costs of $55.0 million, $51.2 million and $50.2 million, respectively.
As of December 31, 2024, an additional $499.1 million remained available to repurchase shares under this program.

(16) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Available-For-Sale Securities	Unrealized (Loss) Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2022	$(177,824)	$(150)	$(17,383)	$(655)	$(196,012)
Other comprehensive (loss) income before reclassifications	(31,515)	(523)	78,711	415	47,088
Amounts reclassified out of accumulated other comprehensive loss	—	—	(683)	—	(683)
Tax benefit (provision)	—	110	(17,587)	(97)	(17,574)
Other comprehensive (loss) income	(31,515)	(413)	60,441	318	28,831
Balance at December 31, 2022	(209,339)	(563)	43,058	(337)	(167,181)
Other comprehensive income (loss) before reclassifications	9,000	708	5,094	(741)	14,061
Amounts reclassified out of accumulated other comprehensive loss	—	—	(30,273)	—	(30,273)
Tax (provision) benefit	—	(149)	8,012	191	8,054
Other comprehensive income (loss)	9,000	559	(17,167)	(550)	(8,158)
Balance at December 31, 2023	(200,339)	(4)	25,891	(887)	(175,339)
Other comprehensive (loss) income before reclassifications	(36,363)	47	16,515	339	(19,462)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(19,582)	—	(19,582)
Tax (provision) benefit	—	(10)	828	(70)	748
Other comprehensive (loss) income	(36,363)	37	(2,239)	269	(38,296)
Balance at December 31, 2024	$(236,702)	$33	$23,652	$(618)	$(213,635)
The amounts realized in the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022 which were reclassified out of accumulated other comprehensive loss were as follows (in thousands):

	For the years ended December 31,
Other Comprehensive Loss Component	2024	2023	2022	Location
Unrealized (Loss) Gain on Fair Value of Interest Rate Hedges (1)	$19,582	$30,273	$683	Interest expense, net of interest income
___________________________________
(1) For the year ended December 31, 2023, the balance is inclusive of an $8.3 million gain realized in connection with the settlement of certain interest rate swaps. For more information on this transaction, see Note 12, "Financing Arrangements."

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
The Company grants restricted stock awards and performance stock awards. The restricted stock awards generally vest over three to five years subject to continued employment. Performance stock awards are subject to performance criteria established by the Compensation and Human Capital Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards dependent upon the satisfaction of certain performance conditions currently based on revenue, Adjusted EBITDA margin, return on invested capital and a measure of workplace safety. In addition, performance stock awards include continued service conditions subsequent to the attainment of any performance conditions.

Total stock-based compensation cost recognized for the years ended December 31, 2024, 2023 and 2022 was $28.0 million, $20.7 million and $26.8 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense was $5.1 million, $3.5 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the year ended December 31, 2024:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	414,623	$114.02
Granted	148,941	189.39
Vested	(150,097)	107.23
Forfeited	(25,507)	142.80
Balance at December 31, 2024	387,960	$143.69
As of December 31, 2024, there was $39.5 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during 2024, 2023 and 2022 was $31.9 million, $26.5 million and $16.4 million, respectively.
Performance Stock Awards
The following table summarizes information about performance stock awards for the year ended December 31, 2024:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	181,284	$114.10
Granted	79,738	173.45
Vested	(38,882)	104.69
Forfeited	(62,944)	128.99
Balance at December 31, 2024	159,196	$102.09
As of December 31, 2024, there was $5.7 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. This cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of performance awards vested during 2024, 2023 and 2022 was $8.6 million, $17.0 million and $11.1 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan
On May 22, 2024, the Company’s shareholders approved the Clean Harbors Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a means for eligible employees of the Company to authorize after-tax payroll deductions on a voluntary basis to be used for the periodic purchase of the Company's common stock at a 10% discount to its fair market value. The purchase price paid by the employees will be 90% of the lower of the closing price of the Company's common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. A total of 500,000 shares of common stock are reserved for issuance under the ESPP. As of December 31, 2024, 15,435 shares have been issued under the plan. For the year ended December 31, 2024 total stock-based compensation cost recognized for the ESPP was $0.7 million.
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
At December 31, 2024 and 2023, the Company had recorded reserves of $29.8 million and $32.4 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of December 31, 2024 and 2023, the $29.8 million and $32.4 million, respectively, of reserves consisted of (i) $23.3 million and $25.0 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $6.5 million and $7.4 million, respectively, related to federal, state and provincial enforcement actions as well as legal claims, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of December 31, 2024, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2024, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. ("Safety-Kleen"), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of December 31, 2024, there were approximately 68 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2024.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
From January 1, 2024 to December 31, 2024, 18 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company (which, since December 28, 2012, has included Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as PRPs or potential PRPs in connection with 131 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 131 Superfund related sites, six involve facilities that are now owned or leased by the Company and 125 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped waste. Of the 125 third-party sites, 30 are now settled, 12 are currently requiring expenditures on remediation and 83 are not currently requiring expenditures on remediation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2024, there were two proceedings for which the Company believes it is possible that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The current deductible per participant per year for the employee medical insurance policy is $2.0 million. The current deductible per occurrence for workers' compensation is $1.0 million, general liability is $2.0 million and vehicle liability is $2.0 million. The retention per claim for the environmental impairment policy is $1.0 million. At December 31, 2024 and 2023, the Company had accrued $83.7 million and $82.7 million, respectively, for its self-insurance liabilities (exclusive of employee medical insurance) using a risk-free discount rate of 4.14% and 4.86%, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Anticipated payments for contingencies related to workers' compensation, comprehensive general liability and vehicle liability related claims at December 31, 2024 for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2025	$25,855
2026	21,083
2027	16,622
2028	11,720
2029	4,692
Thereafter	14,074
Undiscounted self-insurance liabilities	94,046
Less: Discount	(10,374)
Total self-insurance liabilities (included in accrued expenses and other current liabilities)	$83,672
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

Finance Lease Balances (Classification)	December 31, 2024	December 31, 2023
ROU assets (Property, plant and equipment, net)	$182,532	$126,292
Current portion of lease liabilities (Accrued expenses and other current liabilities)	25,330	16,975
Long-term portion of lease liabilities (Other long-term liabilities)	161,375	113,486
The Company’s lease expense was as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Operating lease cost	$81,688	$69,156	$59,041
Finance lease cost:
Amortization of ROU assets	25,985	17,183	13,239
Interest on lease liabilities	7,066	4,051	3,011
Total finance lease cost	33,051	21,234	16,250
Short-term lease cost	199,516	167,379	158,736
Variable lease cost	5,187	4,887	4,353
Total lease cost	$319,442	$262,656	$238,380
Other information related to leases was as follows:

Weighted Average Remaining Lease Term (years)	December 31, 2024	December 31, 2023
Operating leases	4.3	3.8
Finance leases	6.8	7.1

Weighted Average Discount Rate	December 31, 2024	December 31, 2023
Operating leases	5.20%	4.68%
Finance leases	4.84%	3.96%

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
Supplemental Cash Flow Related Disclosures (in thousands)	2024	2023	2022
Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$84,932	$71,185	$61,014
Operating cash flows from finance leases	7,066	4,051	3,011
Financing cash flows from finance leases	30,886	15,937	12,821
ROU assets obtained in exchange for operating lease liabilities	123,938	82,392	58,230
ROU assets obtained in exchange for finance lease liabilities	78,455	47,238	29,205

At December 31, 2024, the Company's future lease payments under non-cancelable leases that have lease terms in excess of one year were as follows (in thousands):

Years ending December 31,	December 31, 2024
	Operating Leases	Finance Leases
2025	$82,873	$36,230
2026	66,702	35,228
2027	54,242	35,217
2028	37,291	31,244
2029	20,357	27,084
Thereafter	25,064	58,522
Total future lease payments	286,529	223,525
Amount representing interest	(31,983)	(36,820)
Total lease liabilities	$254,546	$186,705
At December 31, 2024, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. Additionally, the Company does not have any related party leases, and there were no restrictions or covenants imposed by its leases.
(20) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief operating decision maker ("CODM"), which is a committee comprised of the Company's Co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
Third-party revenue is revenue billed to outside customers by a particular segment. Direct revenue is revenue allocated to the segment providing the product or service. Intersegment revenues represent the sharing of third-party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third-party. The intersegment revenues are shown net. The operations not managed through the Company’s operating segments described above are recorded as “Corporate.” Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings.
The following tables reconcile third-party revenues to direct revenues by Reportable Segment (in thousands):

	For the year ended December 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$4,960,325	$929,220	$5,889,545	$407	$5,889,952
Intersegment revenues (expense), net	44,422	(44,422)	—	—	—
Direct revenues	$5,004,747	$884,798	$5,889,545	$407	$5,889,952

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$4,469,909	$938,796	$5,408,705	$447	$5,409,152
Intersegment revenues (expense), net	41,533	(41,533)	—	—	—
Direct revenues	$4,511,442	$897,263	$5,408,705	$447	$5,409,152

	For the year ended December 31, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$4,144,973	$1,021,125	$5,166,098	$507	$5,166,605
Intersegment revenues (expense), net	26,733	(26,733)	—	—	—
Direct revenues	$4,171,706	$994,392	$5,166,098	$507	$5,166,605
The primary financial measure by which the CODM evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other transactions not deemed representative of fundamental segment results and other (income) expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The CODM uses Adjusted EBITDA to enhance their understanding of segment operating performance, which represents the Company’s performance in the ordinary, ongoing and customary course of operations. The reportable segment operating performance Adjusted EBITDA is used by the CODM to make key operating decisions such as the allocation of resources. Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments, therefore total assets by segment are not disclosed.
The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reported segment (in thousands):

	For the year ended December 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$5,004,747	$884,798	$5,889,545
Cost of Revenues	3,366,022	659,217	4,025,239
Selling, General and Administrative Expenses	371,263	78,575	449,838
Total Reportable Segment Adjusted EBITDA	$1,267,462	$147,006	$1,414,468

	For the year ended December 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$4,511,442	$897,263	$5,408,705
Cost of Revenues	3,063,043	646,301	3,709,344
Selling, General and Administrative Expenses	346,791	78,089	424,880
Total Reportable Segment Adjusted EBITDA	$1,101,608	$172,873	$1,274,481

	For the year ended December 31, 2022
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$4,171,706	$994,392	$5,166,098
Cost of Revenues	2,902,979	615,303	3,518,282
Selling, General and Administrative Expenses	315,674	72,762	388,436
Total Reportable Segment Adjusted EBITDA	$953,053	$306,327	$1,259,380

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	For the years ended December 31,
	2024	2023	2022
Adjusted EBITDA:
Environmental Services	$1,267,462	$1,101,608	$953,053
Safety-Kleen Sustainability Solutions	147,006	172,873	306,327
Total Reportable Segment Adjusted EBITDA	1,414,468	1,274,481	1,259,380
Reconciliation to Consolidated Statements of Operations:
Corporate Costs (1)	297,534	261,911	237,252
Accretion of environmental liabilities	13,456	13,667	12,943
Stock-based compensation	27,981	20,703	26,844
Depreciation and amortization	400,922	365,761	347,594
Kimball startup costs	4,343	—	—
Income from operations	670,232	612,439	634,747
Other expense (income), net	1,454	(2,315)	(2,472)
Loss on early extinguishment of debt	371	2,880	422
Gain on sale of business	—	—	(8,864)
Interest expense, net of interest income	134,964	108,595	107,663
Income from operations before provision for income taxes	$533,443	$503,279	$537,998
___________________________________
(1) Corporate Costs include the revenue, cost of revenues and selling, general and administrative expenses not managed through the Company’s operating segments. These costs are not captured within the Company’s Reportable Segment Adjusted EBITDA but are included in the Company’s total Adjusted EBITDA balances.
The following table presents assets by reported segment and in the aggregate (in thousands):

	December 31, 2024	December 31, 2023
Property, plant and equipment, net
Environmental Services	$1,865,611	$1,651,026
Safety-Kleen Sustainability Solutions	463,538	411,415
Corporate	118,792	130,877
Total property, plant and equipment, net	$2,447,941	$2,193,318

Goodwill and Permits and other intangibles, net
Environmental Services
Goodwill	$1,296,204	$1,112,013
Permits and other intangibles, net	549,482	454,919
Total Environmental Services	1,845,686	1,566,932

Safety-Kleen Sustainability Solutions
Goodwill	$180,995	$175,723
Permits and other intangibles, net	152,505	147,878
Total Safety-Kleen Sustainability Solutions	333,500	323,601

Total	$2,179,186	$1,890,533

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Information
As of December 31, 2024 and 2023, the Company had property, plant and equipment, net of depreciation and amortization and permits and other intangible assets, net of amortization in the following geographic locations (in thousands):

	December 31, 2024		December 31, 2023
	Total	% of Total	Total	% of Total
Property, plant and equipment, net
United States	$2,249,155	91.9%	$1,972,221	89.9%
Canada and other foreign	198,786	8.1	221,097	10.1
Total property, plant and equipment, net	$2,447,941	100.0%	$2,193,318	100.0%

Permits and other intangibles, net
United States	$674,246	96.0%	$570,049	94.6%
Canada	27,741	4.0	32,748	5.4
Total permits and other intangibles, net	$701,987	100.0%	$602,797	100.0%
The following table presents the total assets by geographical area (in thousands):

	December 31, 2024	December 31, 2023
United States	$6,756,813	$5,786,937
Canada and other foreign	620,465	595,932
Total	$7,377,278	$6,382,869

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management evaluated the effectiveness of Clean Harbors' internal control over financial reporting as of December 31, 2024. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the criteria in the Internal Control—Integrated Framework (2013).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 19, 2025

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Except for the information set forth below the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2025 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K (the “2025 proxy statement”).
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. It is also the policy of the Company to comply with all insider trading laws and regulations.
The other information required by this item is incorporated by reference to our 2025 proxy statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2025 proxy statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to our 2025 definitive proxy statement, the following table includes information as of December 31, 2024 regarding shares of common stock authorized for issuance under the Company's equity compensation plan. The Company's shareholders approved the plan in 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders(1)	—	$—	1,699,209
___________________________________________
(1)Includes the Company's 2020 Stock Incentive Plan under which there were no outstanding options but 1,214,644 shares were available for grant of stock options, stock appreciation rights, restricted stock, restricted stock units and certain other stock-based awards as of December 31, 2024. See Note 17, "Stock-based Compensation," to the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," in this report. Also includes the Company’s 2024 Employee Stock Purchase Plan under which there are no outstanding options but 484,565 shares available for issuance as of December 31, 2024.
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2025 proxy statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, Auditor Firm ID: 34.
The information required by this item is incorporated by reference to our 2025 proxy statement.

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
ITEM 16.     FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2025.

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

Signature	Title	Date

/s/ MICHAEL L. BATTLES	Director, Co-Chief Executive Officer and Co-President	February 19, 2025
Michael L. Battles	(Principal Executive Officer)

/s/ ERIC W. GERSTENBERG	Director, Co-Chief Executive Officer and Co-President	February 19, 2025
Eric W. Gerstenberg	(Principal Executive Officer)

/s/ ERIC J. DUGAS	Executive Vice President and Chief Financial Officer	February 19, 2025
Eric J. Dugas	(Principal Financial and Accounting Officer)

*	Founder, Executive Chairman and Chief Technology Officer	February 19, 2025
Alan S. McKim

*	Director	February 19, 2025
Edward G. Galante

*	Director	February 19, 2025
Karyn Polito

*	Director	February 19, 2025
John T. Preston

*	Director	February 19, 2025
Alison Quirk

*	Director	February 19, 2025
Marcy L. Reed

*	Director	February 19, 2025
Andrea Robertson

*	Director	February 19, 2025
Lauren C. States

*	Director	February 19, 2025
Shelley Stewart, Jr.

*	Director	February 19, 2025
John R. Welch

*	Director	February 19, 2025
Robert Willett

*By:	/s/ MICHAEL L. BATTLES	*By:	/s/ ERIC W. GERSTENBERG
	Michael L. Battles Attorney-in-Fact		Eric W. Gerstenberg Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description
2.1
Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc. (Incorporated by reference to the Exhibit 2.6 to the Company’s Form 8-K filed on October 31, 2012.)

3.1	Restated Articles of Organization of Clean Harbors, Inc. (Incorporated by reference to the Exhibit 3.1A to the Company's Form 8-K Report filed on May 19, 2005.)
3.2
Articles of Amendment as filed on May 9, 2011 to Restated Articles of Organization of Clean Harbors, Inc. (Incorporated by reference to the Exhibit 3.1B to the Company's Form 8-K Report filed on May 12, 2011.)

3.3	Amended and Restated By-Laws of Clean Harbors, Inc. (Incorporated by reference to the Exhibit 3.4D to the Company's Form 8-K Report filed on March 16, 2022.)
4.1
Description of Registrant's Securities (Incorporated by reference to prospectus supplement dated November 28, 2012 filed on November 28, 2012 under the Company’s Registration Statement on Form S-3 (File No. 333-185141))

4.2
Indenture dated as of July 2, 2019, among Clean Harbors, Inc., as Issuer, the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank National Association, as Trustee Indenture dated as of January 24, 2023, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank Trust Company, National Association, as Trustee

4.3
Indenture dated as of January 24, 2023, among Clean Harbors, Inc., the subsidiaries of Clean Harbors, Inc. named therein as Guarantors, and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to the Exhibit 4.46 to the Company's Form 8-K Report filed on January 25, 2023.)

10.1
Sixth Amended and Restated Credit Agreement dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to the Exhibit 4.34 to the Company's Form 8-K Report filed on October 30, 2020.)

10.2
First Amendment dated April 28, 2023 to Sixth Amended and Restated Credit Agreement dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent and the Lenders party thereto (Incorporated by reference to the Exhibit 4.34.1 to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended March 31, 2023.)

10.3
Amended and Restated Security Agreement (Canadian Domiciled Loan Parties) dated as of November 1, 2016 among Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent (Incorporated by reference to the Exhibit 4.34B to the Company's Form 8-K Report filed on November 2, 2016.)

10.4
Amended and Restated Guarantee (U.S. Domiciled Loan Parties-U.S. Facility Obligations) dated as of November 1, 2016 executed by the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other U.S. Facility Secured Parties (Incorporated by reference to the Exhibit 4.34C to the Company's Form 8-K Report filed on November 2, 2016.)

10.5
Amended and Restated Guarantee (Canadian Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by the Canadian Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties (Incorporated by reference to the Exhibit 4.34D to the Company's Form 8-K Report filed on November 2, 2016.)

10.6
Amended and Restated Guarantee (U.S. Domiciled Loan Parties-Canadian Facility Obligations) dated as of November 1, 2016 executed by Clean Harbors, Inc. and the U.S. Domiciled Subsidiaries of Clean Harbors, Inc. named therein in favor of Bank of America, N.A., as Agent for itself and the other Canadian Facility Secured Parties (Incorporated by reference to the Exhibit 4.34E to the Company's Form 8-K Report filed on November 2, 2016.)

10.7
Second Amended and Restated Security Agreement (U.S. Domiciled Loan Parties) dated as of June 30, 2017, among Clean Harbors, Inc., as the U.S. Borrower and a Grantor, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent (Incorporated by reference to the Exhibit 4.34G to the Company's Form 8-K Report filed on June 30, 2017.)

10.8
Amended and Restated Confirmation and Ratification of Ancillary Loan Documents dated as of October 28, 2020 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent for its own benefit and the benefit of the other Lenders and Credit Parties (Incorporated by reference to the Exhibit 4.34K to the Company's Form 8-K Report filed on October 30, 2020.)

10.9
Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto (Incorporated by reference to the Exhibit 4.43 to the Company's Form 8-K Report filed on June 30, 2017.)

10.10
Security Agreement dated as of June 30, 2017, among Clean Harbors, Inc. and its subsidiaries listed on Annex A thereto or that become a party thereto as the Grantors, and Goldman Sachs Lending Partners LLC, as the Agent (Incorporated by reference to the Exhibit 4.43A to the Company's Form 8-K Report filed on June 30, 2017.)

10.11
First Amendment to Credit Agreement dated as of April 17, 2018, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto (Incorporated by reference to the Exhibit 4.43B to the Company's Form 8-K Report filed on April 17, 2018.)

10.12
Incremental Facility Amendment dated July 19, 2018, to Credit Agreement dated as of June 30, 2017, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto (Incorporated by reference to the Exhibit 4.43C to the Company's Form 8-K filed on July 20, 2018.)

10.13
Incremental Facility Amendment No. 2 to Credit Agreement, dated as of October 8, 2021, to Credit Agreement dated as of June 30, 2017, as previously amended, among Clean Harbors, Inc., as the Borrower, each of the entities listed as an Incremental Lender on the signature pages thereto, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, and the other Loan Parties as of the date thereof (Incorporated by reference to the Exhibit 4.43D to the Company's Form 8-K Report filed on October 12, 2021.)

10.14
Amendment No. 3 to Credit Agreement, dated June 3, 2023, among Clean Harbors, Inc., as Borrower, and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, to that certain Credit Agreement dated as of June 30, 2017, as previously amended, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto (Incorporated by reference to the Exhibit 4.43E to the Company's Form 10-Q Quarterly Report for the Quarterly Period ended June 30, 2023.)

10.15
Amendment No. 4 to Credit Agreement dated as of December 27, 2023, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc. as Borrower, and the Loan Guarantors from time to time party thereto. (Incorporated by reference to the Exhibit 4.43F to the Company's Form 8-K Report filed on December 28, 2023.)

10.16
Intercreditor Agreement dated as of June 30, 2017, among Clean Harbors, Inc., and the subsidiaries of Clean Harbors, Inc. listed on the signature pages thereto (together with any subsidiary that becomes a party thereto after the date thereof), Bank of America, N.A., as the Initial ABL Agent, and Goldman Sachs Lending Partners LLC, as agent under the Term Loan Agreement (Incorporated by reference to the Exhibit 4.44 to the Company's Form 8-K Report filed on June 30, 2017.)

10.17*	Key Employee Retention Plan (Incorporated by reference to the Exhibit 10.43 to the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.)
10.18*
Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement (Incorporated by reference to the Exhibit 10.43A to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.)

10.19*
Clean Harbors, Inc. Amended and Restated Management Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2021 annual meeting of shareholders filed on April 23, 2021.)

10.20*	Clean Harbors, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2020 annual meeting of shareholders filed on April 24, 2020.)
10.21*
Form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2020 Stock Incentive Plan] (Incorporated by reference to the Exhibit 10.58A to the Company's Form 8-K Report filed on June 3, 2020.)

10.22*
Form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan] (Incorporated by reference to the Exhibit 10.58B to the Company's Form 8-K Report filed on June 3, 2020.)

10.23*
Form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan] (Incorporated by reference to the Exhibit 10.58C to the Company's Form 8-K Report filed on June 3, 2020.)

10.24*	Michael Battles Offer Letter dated November 1, 2022 (Incorporated by reference to the Exhibit 10.59 to the Company's Form 8-K Report filed on November 2, 2022.)
10.25*	Severance Agreement dated as of November 1, 2022 between Michael Battles and the Company (Incorporated by reference to the Exhibit 10.60 to the Company's Form 8-K Report filed on November 2, 2022.)
10.26*	Eric Gerstenberg Offer Letter dated November 1, 2022 (Incorporated by reference to the Exhibit 10.61 to the Company's Form 8-K Report filed on November 2, 2022.)
10.27*	Severance Agreement dated as of November 1, 2022 between Eric Gerstenberg and the Company (Incorporated by reference to the Exhibit 10.62 to the Company's Form 8-K Report filed on November 2, 2022.)
10.28*	Alan McKim Offer Letter dated November 1, 2022 (Incorporated by reference to the Exhibit 10.63 to the Company's Form 8-K Report filed on November 2, 2022.)

10.29*	Eric J. Dugas Offer Letter dated February 24, 2023 (Incorporated by reference to the Exhibit 10.64 to the Company's Form 8-K Report filed on March 1, 2023.)
10.30*	Brian Weber Offer Letter dated February 24, 2023 (Incorporated by reference to the Exhibit 10.65 to the Company's Form 8-K Report filed on March 1, 2023.)
10.31
Incremental Facility Amendment No. 5 to Credit Agreement, dated as of March 22, 2024, to Credit Agreement dated as of June 30, 2017, as previously amended, among Clean Harbors, Inc., as the Borrower, each of the entities listed as an Incremental Lender on the signature pages thereto, Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent, and the other Loan Parties party thereto. (Incorporated by reference to Exhibit 4.43G to the Company's Current Report on Form 8-K filed on March 25, 2024.)

10.32
Second Amendment, dated as of March 22, 2024 to Sixth Amended and Restated Credit Agreement dated as of October 28, 2020, as amended, among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent and the Lenders party thereto. (Incorporated by reference to Exhibit 4.34 3 to the Company's Current Report on Form 8-K filed on March 25, 2024.)

10.33
Seventh Amended and Restated Credit Agreement dated as of June 28, 2024 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 4.43.3 to the Company’s Current Report on Form 8-K filed on July 2, 2024.)

10.34
Second Amended and Restated Confirmation and Ratification of Ancillary Loan Documents dated as of June 28, 2024 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, the subsidiaries of Clean Harbors, Inc. listed on Annex A thereto or that thereafter become a party thereto as Grantors, and Bank of America, N.A., as Agent for its own benefit and the benefit of the other Lenders and Credit Parties (Incorporated by reference to Exhibit 4.43I to the Company’s Current Report on Form 8-K filed on July 2, 2024.)

10.35*	Clean Harbors Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 23, 2024.)
10.36
Amendment No. 6 to Credit Agreement dated as of October 8, 2024, among the Financial Institutions party thereto, as Lenders, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, Clean Harbors, Inc., as Borrower, and the Loan Guarantors from time to time party thereto (Incorporated by reference to Exhibit 4.43H to the Company’s Current Report on Form 8-K filed on October 11, 2024.)

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Company’s Form 10-K Annual Report for the Year ended December 31, 2023.)
21+	Subsidiaries of Clean Harbors, Inc.
23+	Consent of Independent Registered Public Accounting Firm
24+	Power of Attorney
31.1+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles
31.2+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg
31.3+	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas
32†	Section 1350 Certifications
97	Clawback Policy (Incorporated by reference to Exhibit 97 to the Company’s Form 10-K Annual Report for the Year ended December 31, 2023.)
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Schema Document.
101.LAB+	Inline XBRL Taxonomy Extension Schema Document.
101.PRE+	Inline XBRL Taxonomy Extension Schema Document.
101.DEF+	Inline XBRL Taxonomy Extension Schema Document.
104	Cover page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibit 101.*)
___________________________________
*    A “management contract or compensatory plan or arrangement” filed as an exhibit to this report pursuant to Item 15(a)(3) of Form 10-K.
+    Filed herewith.
†    Furnished herewith.