Form 10-Q
period 2025-03-31
CLEAN HARBORS INC
filed 2025-04-30
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 25, 2025 was 53,579,601.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$489,417	$687,192
Short-term marketable securities	105,895	102,634
Accounts receivable, net of allowances aggregating $48,888 and $47,242, respectively	1,077,510	1,015,357
Unbilled accounts receivable	171,089	162,215
Inventories and supplies	376,024	384,657
Prepaid expenses and other current assets	90,747	81,741
Total current assets	2,310,682	2,433,796
Property, plant and equipment, net	2,463,620	2,447,941
Other assets:
Operating lease right-of-use assets	247,414	250,853
Goodwill	1,477,307	1,477,199
Permits and other intangibles, net	688,957	701,987
Other long-term assets	58,407	65,502
Total other assets	2,472,085	2,495,541
Total assets	$7,246,387	$7,377,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,102	$15,102
Accounts payable	443,654	487,286
Deferred revenue	96,171	88,545
Accrued expenses and other current liabilities	325,759	419,445
Current portion of closure, post-closure and remedial liabilities	23,792	20,625
Current portion of operating lease liabilities	71,865	71,663
Total current liabilities	976,343	1,102,666
Other liabilities:
Closure and post-closure liabilities, less current portion of $12,948 and $10,304, respectively	121,221	119,484
Remedial liabilities, less current portion of $10,844 and $10,321, respectively	89,031	101,424
Long-term debt, less current portion	2,768,815	2,771,117
Operating lease liabilities, less current portion	179,454	182,883
Deferred tax liabilities	360,404	363,623
Other long-term liabilities	179,895	162,552
Total other liabilities	3,698,820	3,701,083
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,636,038 and 53,832,692 shares, respectively	536	538
Additional paid-in capital	365,698	421,749
Accumulated other comprehensive loss	(218,567)	(213,635)
Retained earnings	2,423,557	2,364,877
Total stockholders’ equity	2,571,224	2,573,529
Total liabilities and stockholders’ equity	$7,246,387	$7,377,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Service revenues	$1,201,454	$1,151,858
Product revenues	230,496	224,837
Total revenues	1,431,950	1,376,695
Cost of revenues: (exclusive of items shown separately below)
Service revenues	839,744	816,349
Product revenues	182,140	154,721
Total cost of revenues	1,021,884	971,070
Selling, general and administrative expenses	182,847	181,868
Accretion of environmental liabilities	3,620	3,217
Depreciation and amortization	111,980	95,065
Income from operations	111,619	125,475
Other expense, net	(932)	(1,141)
Interest expense, net of interest income of $5,628 and $3,514, respectively	(36,077)	(28,539)
Income before provision for income taxes	74,610	95,795
Provision for income taxes	15,930	25,963
Net income	$58,680	$69,832
Earnings per share:
Basic	$1.09	$1.29
Diluted	$1.09	$1.29
Shares used to compute earnings per share - Basic	53,759	53,930
Shares used to compute earnings per share - Diluted	53,993	54,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$58,680	$69,832
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities	70	(84)
Unrealized (loss) gain on fair value of interest rate hedges	(3,106)	8,661
Reclassification adjustment for interest rate hedge amounts realized in net income	(2,583)	(3,733)
Pension adjustments	(1)	19
Foreign currency translation adjustments	688	(9,150)
Other comprehensive loss, net of tax	(4,932)	(4,287)
Comprehensive income	$53,748	$65,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$58,680	$69,832
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	111,980	95,065
Allowance for doubtful accounts	2,825	1,728
Amortization of deferred financing costs and debt discount	1,666	1,329
Accretion of environmental liabilities	3,620	3,217
Changes in environmental liability estimates	(9,863)	917
Deferred income taxes	—	(88)
Other expense, net	932	1,141
Stock-based compensation	7,635	6,338
Environmental expenditures	(2,591)	(4,729)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(74,576)	(44,383)
Inventories and supplies	8,670	(13,572)
Other current and long-term assets	(6,983)	(25,918)
Accounts payable	(10,989)	(17,358)
Other current and long-term liabilities	(89,401)	(54,970)
Net cash from operating activities	1,605	18,549
Cash flows used in investing activities:
Additions to property, plant and equipment	(118,695)	(137,913)
Proceeds from sale and disposal of fixed assets	1,343	1,008
Acquisitions, net of cash acquired	—	(475,306)
Proceeds from sale of business	—	750
Additions to intangible assets including costs to obtain or renew permits	(248)	(534)
Purchases of available-for-sale securities	(24,186)	(31,228)
Proceeds from sale of available-for-sale securities	21,456	33,350
Net cash used in investing activities	(120,330)	(609,873)
Cash flows (used in) from financing activities:
Change in uncashed checks	(1,714)	7,778
Tax payments related to withholdings on vested restricted stock	(8,688)	(3,052)
Repurchases of common stock	(55,000)	(5,000)
Deferred financing costs paid	—	(4,641)
Payments on finance leases	(10,081)	(4,665)
Principal payments on debt	(3,776)	(3,776)
Proceeds from issuance of debt, net of discount	—	499,375
Net cash (used in) from financing activities	(79,259)	486,019
Effect of exchange rate change on cash	209	(1,568)
Decrease in cash and cash equivalents	(197,775)	(106,873)
Cash and cash equivalents, beginning of period	687,192	444,698
Cash and cash equivalents, end of period	$489,417	$337,825
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$56,671	$51,243
Income taxes paid, net of refunds	9,280	8,020
Non-cash investing activities:
Property, plant and equipment accrued	12,462	28,266
ROU assets obtained in exchange for operating lease liabilities	15,638	23,101
ROU assets obtained in exchange for finance lease liabilities	27,181	14,519
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	53,833	$538	$421,749	$(213,635)	$2,364,877	$2,573,529
Net income	—	—	—	—	58,680	58,680
Other comprehensive loss	—	—	—	(4,932)	—	(4,932)
Stock-based compensation	—	—	7,635	—	—	7,635
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(8,689)	—	—	(8,688)
Repurchases of common stock	(256)	(3)	(54,997)	—	—	(55,000)
Balance at March 31, 2025	53,636	$536	$365,698	$(218,567)	$2,423,557	$2,571,224

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2024	53,930	$539	$459,728	$(175,339)	$1,962,578	$2,247,506
Net income	—	—	—	—	69,832	69,832
Other comprehensive loss	—	—	—	(4,287)	—	(4,287)
Stock-based compensation	—	—	6,338	—	—	6,338
Issuance of common stock for restricted share vesting, net of employee tax withholdings	23	—	(3,052)	—	—	(3,052)
Repurchases of common stock	(27)	—	(5,000)	—	—	(5,000)
Balance at March 31, 2024	53,926	$539	$458,014	$(179,626)	$2,032,410	$2,311,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
The accompanying consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company’s consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The Company adopted ASU No. 2023-07 for the year ended December 31, 2024. The only significant impact from the adoption of this standard relates to incremental disclosures now required. See Note 16 for applicable reportable segment disclosures required by this guidance.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures related to the tax rate reconciliation and income taxes paid. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The requirements of this ASU are disclosure-related and are not expected to have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this new pronouncement on its income tax disclosures.
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
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, collection and transportation, packaging, recycling, treatment and disposal of waste and remediation projects. These services handle hazardous and/or non-hazardous waste, including per- and polyfluoroalkyl substances (“PFAS”). Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs as well as transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
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
Field and Emergency Response Services—Field and Emergency Response Services, which includes contributions from Hepaco Blocker, Inc. and its subsidiaries (collectively, “HEPACO”) since its acquisition on March 22, 2024, contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, environmental remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration, water treatment services and wetland restoration. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. Emergency response services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the SKSS operating segment. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen branches’ core service offerings, contribute to the revenues of the Environmental Services operating segment. In addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services, sales of bulk blended oil products and sales of bulk automotive fluids contribute to the SKSS operating segment. Due to the complementary nature of these products and services and their customer base, there are some cross-overs of Safety-Kleen Environmental Services revenue streams between the Environmental Services and SKSS operating segments.
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
The following tables present the Company’s third-party revenue disaggregated by source of revenue and geography (in thousands):

	Three Months Ended March 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,116,267	$200,019	$97	$1,316,383
Canada	90,771	24,796	—	115,567
Total third-party revenues	$1,207,038	$224,815	$97	$1,431,950

Sources of Revenue
Technical Services	$426,205	$—	$—	$426,205
Industrial Services and Other	322,358	—	97	322,455
Field and Emergency Response Services	215,702	—	—	215,702
Safety-Kleen Environmental Services	242,773	64,901	—	307,674
Safety-Kleen Oil	—	159,914	—	159,914
Total third-party revenues	$1,207,038	$224,815	$97	$1,431,950

	Three Months Ended March 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,053,458	$193,912	$102	$1,247,472
Canada	107,821	21,402	—	129,223
Total third-party revenues	$1,161,279	$215,314	$102	$1,376,695

Sources of Revenue
Technical Services	$407,491	$—	$—	$407,491
Industrial Services and Other	359,397	—	102	359,499
Field and Emergency Response Services	163,469	—	—	163,469
Safety-Kleen Environmental Services	230,922	53,021	—	283,943
Safety-Kleen Oil	—	162,293	—	162,293
Total third-party revenues	$1,161,279	$215,314	$102	$1,376,695
Contract Balances

(in thousands)	March 31, 2025	December 31, 2024
Receivables	$1,077,510	$1,015,357
Contract assets (unbilled receivables)	171,089	162,215
Contract liabilities (deferred revenue)	96,171	88,545
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
(4) BUSINESS COMBINATIONS
2024 Acquisitions
On March 22, 2024, the Company acquired HEPACO for an all-cash purchase price of $392.2 million, net of cash acquired. The operations of HEPACO expand the Environmental Services segment’s field services business.
The Company finalized the purchase accounting for this acquisition in the first quarter of 2025. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of March 22, 2024. The following table summarizes the preliminary and final determinations and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2024	Measurement Period Adjustments	Final Allocation At Acquisition Date As Reported March 31, 2025
Accounts receivable, including unbilled receivables	$69,072	$(856)	$68,216
Inventories and supplies	384	—	384
Prepaid expenses and other current assets	4,383	(123)	4,260
Property, plant and equipment	47,125	385	47,510
Permits and other intangibles	130,500	—	130,500
Operating lease right-of-use assets	9,385	—	9,385
Other long-term assets	5,712	1,133	6,845
Accounts payable	(30,602)	—	(30,602)
Accrued expenses and other current liabilities	(16,005)	(300)	(16,305)
Current portion of operating lease liabilities	(2,758)	—	(2,758)
Operating lease liabilities, less current portion	(6,627)	—	(6,627)
Closure and post-closure liabilities	(2,492)	(385)	(2,877)
Remedial liabilities	(2,435)	—	(2,435)
Other long-term liabilities	(374)	—	(374)
Total identifiable net assets	205,268	(146)	205,122
Goodwill	186,911	146	187,057
Total purchase price	$392,179	$—	$392,179
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
The operations of HEPACO are included in the Company’s financial statements as of the date of acquisition. Pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2024 are immaterial to the consolidated financial statements of the Company.
On March 1, 2024, the Company acquired Noble Oil Services, Inc and its subsidiaries (collectively, “Noble”) for an all-cash purchase price of $68.7 million, net of cash acquired. The acquisition of Noble expands the SKSS segment’s oil collection operations in the southeastern region of the United States while also adding incremental production from the re-refinery owned and operated by the acquired company.

The Company finalized the purchase accounting for this acquisition in the first quarter of 2025. The allocation of the purchase price was based on estimates of the fair value and assets acquired and liabilities assumed as of March 1, 2024. The following table summarizes the preliminary and final determinations and recognition of assets acquired and liabilities assumed (in thousands):

	At Acquisition Date As Reported December 31, 2024	Measurement Period Adjustments	Final Allocation At Acquisition Date As Reported March 31, 2025
Accounts receivable, including unbilled receivables	$5,855	$(8)	$5,847
Inventories and supplies	6,598	—	6,598
Prepaid expenses and other current assets	408	—	408
Property, plant and equipment	55,615	35	55,650
Permits and other intangibles	14,500	—	14,500
Operating lease right-of-use assets	3,615	—	3,615
Other long-term assets	92	—	92
Accounts payable	(7,752)	—	(7,752)
Accrued expenses and other current liabilities	(1,145)	17	(1,128)
Current portion of operating lease liabilities	(1,823)	—	(1,823)
Operating lease liabilities, less current portion	(1,792)	—	(1,792)
Closure and post-closure liabilities	(8,929)	(35)	(8,964)
Remedial liabilities	(2,757)	90	(2,667)
Total identifiable net assets	62,485	99	62,584
Goodwill	6,257	(99)	6,158
Total purchase price	$68,742	$—	$68,742
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
The operations of Noble are included in the Company’s financial statements as of the date of acquisition. Pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2024 are immaterial to the consolidated financial statements of the Company.
During 2024, the Company completed the acquisition of three additional privately-owned businesses for $17.1 million in total cash consideration. The operations of the acquired businesses were consolidated into the Environmental Services and SKSS segments. The acquisitions of the acquired businesses were not material in 2024 to the consolidated financial statements of the Company.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Supplies	$211,022	$200,905
Oil and oil related products	134,786	152,992
Solvent and solutions	12,330	12,458
Other	17,886	18,302
Total inventories and supplies	$376,024	$384,657
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$184,361	$184,191
Asset retirement costs (non-landfill)	39,268	38,705
Landfill assets	259,129	258,138
Buildings and improvements (1)	718,973	719,439
Vehicles (2)	1,500,145	1,455,530
Equipment (3)	2,607,003	2,600,085
Construction in progress	73,565	70,305
	5,382,444	5,326,393
Less - accumulated depreciation and amortization	2,918,824	2,878,452
Total property, plant and equipment, net	$2,463,620	$2,447,941
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $258.2 million and $230.5 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in both periods.
Depreciation expense, inclusive of landfill and finance lease amortization, was $98.7 million and $82.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. For the three months ended March 31, 2025, capitalized interest recorded by the Company was negligible. For the three months ended March 31, 2024, the Company recorded $2.5 million of capitalized interest mainly due to the construction of the new incinerator in Kimball, Nebraska.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2025 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2025	$1,296,204	$180,995	$1,477,199
Measurement period adjustments from prior period acquisitions	146	(99)	47
Foreign currency translation	44	17	61
Balance at March 31, 2025	$1,296,394	$180,913	$1,477,307
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended March 31, 2025, no such triggering events were identified.
As of March 31, 2025 and December 31, 2024, the Company’s intangible assets consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$192,010	$125,528	$66,482	$191,921	$123,939	$67,982
Customer and supplier relationships	697,353	265,529	431,824	697,326	256,657	440,669
Other intangible assets	120,319	49,189	71,130	120,316	46,490	73,826
Total amortizable permits and other intangible assets	1,009,682	440,246	569,436	1,009,563	427,086	582,477
Trademarks and trade names	119,521	—	119,521	119,510	—	119,510
Total permits and other intangible assets	$1,129,203	$440,246	$688,957	$1,129,073	$427,086	$701,987
Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.3 million and $12.9 million in the three months ended March 31, 2025 and March 31, 2024, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2025 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2025 (nine months)	$39,804
2026	51,050
2027	48,969
2028	47,659
2029	46,680
Thereafter	335,274
$569,436
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued insurance	$105,814	$112,367
Accrued compensation and benefits	75,600	134,458
Accrued income, real estate, sales and other taxes	35,631	35,394
Accrued interest	14,797	33,259
Accrued other	93,917	103,967
	$325,759	$419,445
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2025 through March 31, 2025 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2025	$59,400	$70,388	$129,788
Measurement period adjustments from prior period acquisitions	—	420	420
New asset retirement obligations	899	—	899
Accretion	1,230	1,341	2,571
Changes in estimates recorded to consolidated statement of operations	273	370	643
Changes in estimates recorded to consolidated balance sheet	—	98	98
Expenditures	(156)	(103)	(259)
Currency translation and other	5	4	9
Balance at March 31, 2025	$61,651	$72,518	$134,169
In the three months ended March 31, 2025, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2025 through March 31, 2025 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2025	$1,948	$57,036	$52,761	$111,745
Measurement period adjustment from a prior period acquisition	—	—	(90)	(90)
Accretion	23	587	439	1,049
Changes in estimates recorded to consolidated statement of operations	—	51	(10,557)	(10,506)
Expenditures	(11)	(749)	(1,572)	(2,332)
Currency translation and other	—	67	(58)	9
Balance at March 31, 2025	$1,960	$56,992	$40,923	$99,875

In the three months ended March 31, 2025, the Company decreased its remedial liability for a site by approximately $10 million due to its conclusion that loss was no longer probable based on recent evaluation of available evidence.
(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

	March 31, 2025	December 31, 2024
Current Portion of Long-Term Debt:
Secured senior term loans	$15,102	$15,102

Long-Term Debt:
Secured senior term loans due October 8, 2028	1,446,020	1,449,796
Unsecured senior notes, at 4.875%, due July 15, 2027 (“2027 Notes”)	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Long-term debt, at par	$2,791,020	$2,794,796
Unamortized debt issuance costs and discount, net	(22,205)	(23,679)
Long-term debt, at carrying value	$2,768,815	$2,771,117
Financing Activities
The Company’s significant financing arrangements are described in Note 12, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and there have been no material changes to the arrangements described therein. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company's outstanding long-term debt, including the current portion, was $2.8 billion. The Company's estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $600.0 million revolving credit facility under which the Company had no outstanding loan balance as of March 31, 2025 or December 31, 2024 . As of March 31, 2025, the Company had $462.4 million available to borrow under the revolving credit facility and outstanding letters of credit were $137.6 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.

Although the interest rate on the Company’s senior secured term loans is variable, the Company has effectively fixed the interest rate on $600.0 million aggregate principal amount of the term loans outstanding by entering into interest rate swap agreements in 2022 with a notional amount of $600.0 million (“2022 Swaps”). Under the terms of the 2022 Swaps, the Company receives interest based on the one-month SOFR index and pays interest at a weighted annual interest rate of 1.965%, resulting in an effective interest rate of 3.71% when considering the 1.75% interest rate margin of the term loans. For the three months ended March 31, 2025, including the 1.75% interest rate margin, the effective annual interest rate of this $600.0 million of principal debt was approximately 3.71%. The 2022 Swaps will expire on September 30, 2027.
The Company recognizes the derivative instruments as either assets or liabilities on the balance sheet at fair value. As of March 31, 2025 and December 31, 2024, the Company has recorded a derivative asset with a fair value of $24.6 million and $32.4 million, respectively, within Other long-term assets on the consolidated balance sheets in connection with the 2022 Swaps.
No ineffectiveness has been identified on the 2022 Swaps and, therefore, the change in fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the unaudited consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings.
(12) EARNINGS PER SHARE
The computation of basic earnings per share (EPS) is based on the weighted-average number of common shares outstanding. The computation of diluted EPS is based on the weighted-average number of common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$58,680	$69,832
Denominator:
Weighted-average shares outstanding, basic	53,759	53,930
Dilutive impact of equity awards	234	283
Weighted-average shares outstanding, diluted	53,993	54,213

Basic earnings per share:	$1.09	$1.29
Diluted earnings per share:	$1.09	$1.29
In the table above, potentially dilutive shares include the dilutive effect of unvested restricted stock awards and employee stock purchase plan (“ESPP”) rights (collectively referred to as “equity awards”). Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted earnings per share. The Company included all outstanding performance awards, restricted stock awards and ESPP rights in the calculation of diluted earnings per share except as shown in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Antidilutive restricted stock awards	60	3
Performance stock awards for which performance criteria was not attained at reporting date	104	160

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the three months ended March 31, 2025 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2025	$(236,702)	$33	$23,652	$(618)	$(213,635)
Other comprehensive income (loss) before reclassifications	688	88	(4,254)	(1)	(3,479)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(3,539)	—	(3,539)
Tax (provision) benefit	—	(18)	2,104	—	2,086
Other comprehensive income (loss)	688	70	(5,689)	(1)	(4,932)
Balance at March 31, 2025	$(236,014)	$103	$17,963	$(619)	$(218,567)
The amount realized in the unaudited consolidated statement of operations during the three months ended March 31, 2025 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended March 31, 2025	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$3,539	Interest expense, net of interest income
(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three months ended March 31, 2025 and March 31, 2024 was $7.6 million and $6.3 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three months ended March 31, 2025 and March 31, 2024 was $1.3 million and $1.2 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the three months ended March 31, 2025:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	387,960	$143.69
Granted	62,387	232.35
Vested	(64,610)	113.49
Forfeited	(7,868)	141.62
Balance at March 31, 2025	377,869	$163.53
As of March 31, 2025, there was $47.9 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock vested during the three months ended March 31, 2025 and March 31, 2024 was $15.0 million and $3.7 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation and Human Capital Committee of the Company’s board of directors prior to or at the date of grant. The performance stock awards are earned based on achieving certain revenue, Adjusted EBITDA, Adjusted EBITDA Margin and Return on Invested Capital targets set forth in the applicable award agreements. Performance stock awards include continued service conditions through vesting.

The following table summarizes information about performance stock awards for the three months ended March 31, 2025:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	159,196	$102.09
Granted (1)	73,537	233.00
Vested	(34,056)	133.64
Forfeited	(9,464)	141.91
Balance at March 31, 2025	189,213	$176.09
________________
(1) The granted activity for performance stock awards is recorded based on the target performance level of 100%. The actual number of performance share awards earned for the 2025 performance stock grants could range from 0% to 200% of target depending on the achievement of the pre-established performance goals.
As of March 31, 2025, there was $11.9 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. The total fair value of performance awards vested during the three months ended March 31, 2025 and March 31, 2024 was $6.6 million and $3.7 million, respectively.
Employee Stock Purchase Plan
The Clean Harbors Employee Stock Purchase Plan (the “ESPP”) provides a means for eligible employees of the Company to authorize after-tax payroll deductions on a voluntary basis to be used for the periodic purchase of the Company's common stock at a 10% discount to its fair market value. The purchase price paid by the employees will be 90% of the lower of the closing price of the Company's common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. The contribution periods run from January to June and July to December with share issuances under the ESPP occurring on the closest business day on or prior to June 30 and December 31. No shares were issued under the plan during the three months ended March 31, 2025.
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
At March 31, 2025 and December 31, 2024, the Company had recorded reserves of $16.9 million and $29.8 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of March 31, 2025 and December 31, 2024, the $16.9 million and $29.8 million, respectively, of reserves consisted of (i) $9.6 million and $23.3 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $7.3 million and $6.5 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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

Legal or Administrative Proceedings
As of March 31, 2025, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2025, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. (“Safety-Kleen”), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of March 31, 2025, there were approximately 71 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2025. From January 1, 2025 to March 31, 2025, two product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company or the prior owners of certain facilities the Company has since acquired have been identified as potentially responsible parties (“PRPs”) or potential PRPs of indemnification obligations in connection with 132 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 132 Superfund related sites, six involve facilities that are now owned or leased by the Company and 126 involve third-party sites which received waste potentially shipped by the Company or the prior owners of certain facilities the Company has since acquired. Of the 126 third-party sites, 30 are now settled, 12 are currently requiring expenditures on remediation and 84 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential monetary liability could exceed $1.0 million at three of the 132 Superfund related sites.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2025 and December 31, 2024, there were two proceedings for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.

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
The following tables reconcile third-party revenues to direct revenues by Reportable Segment (in thousands):

	For the Three Months Ended March 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,207,038	$224,815	$1,431,853	$97	$1,431,950
Intersegment revenues (expense), net	2,075	(2,075)	—	—	—
Direct revenues	$1,209,113	$222,740	$1,431,853	$97	$1,431,950

	For the Three Months Ended March 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,161,279	$215,314	$1,376,593	$102	$1,376,695
Intersegment revenues (expense), net	11,231	(11,231)	—	—	—
Direct revenues	$1,172,510	$204,083	$1,376,593	$102	$1,376,695
The primary financial measure by which the CODM evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense, loss on early extinguishment of debt and provision for income taxes and excludes other transactions not deemed representative of fundamental segment results and other expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
The CODM uses Adjusted EBITDA to enhance their understanding of segment operating performance, which represents the Company’s performance in the ordinary, ongoing and customary course of operations. The reportable segment operating performance Adjusted EBITDA is used by the CODM to make key operating decisions such as the allocation of resources. Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments. Therefore total assets by segment are not disclosed.
The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reported segment (in thousands):

	For the Three Months Ended March 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,209,113	$222,740	$1,431,853
Cost of Revenues	839,942	177,438	1,017,380
Selling, General and Administrative Expenses	94,580	17,050	111,630
Total Reportable Segment Adjusted EBITDA	$274,591	$28,252	$302,843

	For the Three Months Ended March 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,172,510	$204,083	$1,376,593
Cost of Revenues	812,898	154,887	967,785
Selling, General and Administrative Expenses	95,137	19,496	114,633
Total Reportable Segment Adjusted EBITDA	$264,475	$29,700	$294,175
The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Adjusted EBITDA:
Environmental Services	$274,591	$264,475
Safety-Kleen Sustainability Solutions	28,252	29,700
Total Reportable Segment Adjusted EBITDA	302,843	294,175
Reconciliation to Consolidated Statements of Operations:
Corporate Costs(1)	67,989	64,080
Accretion of environmental liabilities	3,620	3,217
Stock-based compensation	7,635	6,338
Depreciation and amortization	111,980	95,065
Income from operations	111,619	125,475
Other expense, net	932	1,141
Interest expense, net of interest income	36,077	28,539
Income from operations before provision for income taxes	$74,610	$95,795
________________
(1)    Corporate Costs include certain revenue, cost of revenues and selling, general and administrative expenses not managed through the Company’s operating segments. These costs are not captured within the Company’s Reportable Segment Adjusted EBITDA but are included in the Company’s total Adjusted EBITDA balances.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “seeks,” “aims, “should,” “estimates,” “projects,” “may,” “will,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about our future financial and operating results, plans, strategy, objectives and goals, cost management initiatives, contingent liabilities, liquidity, business and market conditions, customer demand, acquisitions, growth opportunities, expectations and other statements that are not historical facts. Such statements are based upon the beliefs and expectations of our management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially, including, without limitation: operational and safety risks; risks relating to the failure of new or existing technologies; cybersecurity risks; the occurrence of natural disasters or other catastrophic events, as well as their residual macroeconomic effects; risks associated with retaining and hiring key personnel; environmental liability and product liability risks relating to hazardous waste management and other components of our business; negative economic, industry or other developments, including market volatility or economic downturns; risks associated with our assumptions relating to expansion of our landfills; reductions in the demand for emergency response services at industrial facilities or on roadways, railways or waterways, and other remedial projects and regulatory developments; reductions in the demand for oil products and automotive services and volatility in oil prices in the markets we serve; changes in statutory and regulatory requirements and risks relating to extensive environmental laws and regulations; risks associated with existing and potential litigation; risks associated with our identification and execution of strategic acquisitions and divestitures and their related liabilities; risks relating to the availability and sufficiency of our insurance coverage, self-insurance, surety bonds, letters of credit and other forms of financial assurance; changes in tax regulations and interpretations including the imposition of trade sanctions or tariffs; fluctuations in interest rates and foreign currency exchange rates; risks relating to our indebtedness and covenants in our debt agreements; risks associated with certain anti-takeover provisions Massachusetts Business Corporation Act and our By-Laws; and those items identified as “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025, and in other documents we file from time to time with the SEC. Forward-looking statements are neither historical facts nor assurances of future performance. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview
We are North America’s leading provider of environmental and industrial services, supporting our customers in finding environmentally responsible solutions to further their sustainability goals. Everywhere industry meets the environment, we strive to provide eco-friendly services and products that protect and restore North America’s natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities (“TSDFs”) in North America. We serve over 350,000 customers, including the majority of Fortune 500 companies, across various markets including chemical and manufacturing, as well as numerous government agencies. These customers rely on us to safely deliver a broad range of services, including, but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also a leading provider of parts cleaning and related environmental services to general manufacturing, automotive and commercial customers in North America and the largest re-refiner and recycler of used oil in North America.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, a non-GAAP measure which is reconciled to our GAAP net income and described more fully below. The following is a discussion of how management evaluates its segments in regards to other factors, including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - The Environmental Services segment results are driven by the customer demand for our wide variety of services, the volume of waste managed and project work requiring responsible waste handling and disposal. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites, environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites, and the demand for and frequency of other offered services. The results and integration of the acquired operations of HEPACO, which we acquired in March 2024, also impact the overall segment results as we integrated this business into our Field Services operations. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP, U.S. industrial production, economic conditions in the general manufacturing, chemical and automotive markets, including efforts and economic incentives to increase domestic operations, available capacity at waste disposal outlets, demand for industrial cleaning and related industrial services, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - Safety-Kleen Sustainability Solutions (“SKSS”) segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS offers high-quality recycled base and blended oil products and other automotive and industrial lubricants to end users including fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into our recycling and disposal network. The results and integration of the acquired operations of Noble also impact the overall segment results. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall revenue generation and costs associated with the collection of used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Overall product pricing as well as revenues generated and/or costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three months ended March 31, 2025 were $1,432.0 million, compared with $1,376.7 million for the three months ended March 31, 2024. Our Environmental Services segment direct revenues increased $36.6 million or 3.1% for the three months ended March 31, 2025 from the comparable period in 2024 driven by growth in Field and Emergency Response Services, specifically incremental contributions from the acquisition of HEPACO, as well as growth in our Technical Services and Safety-Kleen core service offerings, offset by contraction of Industrial Services revenues. For the three months ended March 31, 2025, our SKSS segment direct revenues increased $18.7 million or 9.1% from the comparable period in 2024, driven by the contributions of Noble as well as growth in charge for oil revenue, which was partially offset by lower sales of blended and base oil. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $8.2 million in the three months ended March 31, 2025 compared to the same period in 2024.
Income from operations for the three months ended March 31, 2025 was $111.6 million, compared with $125.5 million in the three months ended March 31, 2024, representing a decrease of 11.0%, primarily driven by an increase in depreciation and amortization expense as a result of the incremental assets from the acquisitions of HEPACO and Noble, which occurred in the first quarter of 2024. Net income for the three months ended March 31, 2025 was $58.7 million, a decrease of $11.2 million, or 16.0% as compared with net income of $69.8 million in the three months ended March 31, 2024.
Adjusted EBITDA, which is the primary financial measure by which we evaluate the operating performance of our segments, increased $4.8 million or 2.1%, from $230.1 million in the three months ended March 31, 2024 to $234.9 million in the three months ended March 31, 2025. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the three months ended March 31, 2025 decreased $16.9 million from $18.5 million in 2024 to $1.6 million in 2025 due to increased working capital balances as well as higher interest payments. As is typical for the first quarter, adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $115.7 million in the three months ended March 31, 2025 as compared to an outflow of $118.4 million in the comparable period of 2024. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”
Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations (in thousands, except percentages):

	Summary of Operations
	Three Months Ended
	March 31,
	2025	2024	Change	% Change
Direct Revenues (1):
Environmental Services	$1,209,113	$1,172,510	$36,603	3.1%
Safety-Kleen Sustainability Solutions	222,740	204,083	18,657	9.1
Corporate	97	102	(5)	N/M
Total	1,431,950	1,376,695	55,255	4.0
Cost of Revenues (2):
Environmental Services	839,942	812,898	27,044	3.3
Safety-Kleen Sustainability Solutions	177,438	154,887	22,551	14.6
Corporate	4,504	3,285	1,219	N/M
Total	1,021,884	971,070	50,814	5.2
Selling, General & Administrative Expenses (3):
Environmental Services	94,580	95,137	(557)	(0.6)
Safety-Kleen Sustainability Solutions	17,050	19,496	(2,446)	(12.5)
Corporate	63,582	60,897	2,685	4.4
Total	175,212	175,530	(318)	(0.2)
Adjusted EBITDA:
Environmental Services	274,591	264,475	10,116	3.8
Safety-Kleen Sustainability Solutions	28,252	29,700	(1,448)	(4.9)
Corporate	(67,989)	(64,080)	(3,909)	(6.1)
Total	$234,854	$230,095	$4,759	2.1%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (4)	22.7%	22.6%	0.1%
Safety-Kleen Sustainability Solutions (4)	12.7%	14.6%	(1.9)%
Corporate (5)	(4.7)%	(4.7)%	—%
Total	16.4%	16.7%	(0.3)%
________________
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
(5)Calculated as a percentage of total Company direct revenue.

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
Environmental Services

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Direct revenues	$1,209,113	$1,172,510	$36,603	3.1%
Environmental Services direct revenues for the three months ended March 31, 2025 increased $36.6 million from the comparable period in 2024 driven by incremental revenues from acquisitive growth and contributions from our legacy operations. Field and emergency response service revenues for the three months ended March 31, 2025 increased $52.2 million from the comparable period in 2024 driven by incremental revenue of approximately $50 million from the acquisition of HEPACO as well as overall growth in legacy field and emergency response service offerings. Technical services revenue increased $18.7 million largely due to higher incineration volumes coupled with improved pricing. On a comparative basis and excluding the impacts of the new incinerator in Kimball, Nebraska, which is not expected to be running at full utilization until 2026, utilization at our incinerators was 88% in the first three months of 2025 as compared to 79% in the same period in 2024. Including the new Kimball incinerator, utilization at our incinerators was 81% during the three months ended March 31, 2025. Revenues for Safety-Kleen core service offerings for the three months ended March 31, 2025 grew by $11.9 million from the comparable period in 2024 due to improved pricing for our containerized waste, vacuum and parts washer services despite fewer parts washer services compared to the same period in 2024. Revenue from our industrial services operations declined $37.0 million due to lower turnaround activity and related high-value services for the three months ended March 31, 2025 compared to the same period in 2024. Direct revenues for Canadian operations of the Environmental Services segment decreased by $6.5 million due to foreign currency translation.
Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Direct revenues	$222,740	$204,083	$18,657	9.1%
In the three months ended March 31, 2025, SKSS direct revenues increased $18.7 million compared to the same period in 2024. This growth was mainly due to a $20.0 million increase in revenues from vacuum gas oil and specialty refinery products, driven by the acquisition of Noble, and a $5.9 million increase in revenues from the collection of used oil, attributed to higher pricing for these collection services and increased volumes collected. These increases were partially offset by a $5.9 million decline in base oil sales driven by lower pricing despite increased volumes sold and a $3.7 million decline in blended oil sales which was driven by lower volumes sold and, to a lesser extent, lower pricing. Direct revenues for Canadian operations of the SKSS segment decreased by $1.7 million due to foreign currency translation.
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience inflationary pressures across several cost categories, but most notably related to internal and external labor, transportation, maintenance and energy related costs. We are also subject to uncertainties and cost increases due to the changing regulatory landscape including trade restrictions and tariffs. We aim to manage these increases through constant cost monitoring and a focus on cost savings areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the inflationary impacts on our margins.
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
Environmental Services

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Cost of revenues	$839,942	$812,898	$27,044	3.3%
As a % of Direct revenues	69.5%	69.3%	0.2%
Environmental Services cost of revenues for the three months ended March 31, 2025 increased $27.0 million from the comparable period in 2024, and remained relatively consistent as percentage of revenues. Commensurate with the revenue growth in the business and recent acquisitions discussed above, labor and benefit related costs increased $25.1 million and equipment and supply costs increased $6.5 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The remaining increase was spread across various cost categories and was driven by acquisitions. Partially offsetting these cost increases were decreases in third-party labor costs of $7.9 million and external transportation, vehicle and fuel related costs of $2.1 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.
Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Cost of revenues	$177,438	$154,887	$22,551	14.6%
As a % of Direct revenues	79.7%	75.9%	3.8%
SKSS cost of revenues for the three months ended March 31, 2025 increased $22.6 million from the comparable period in 2024 and increased 3.8% as a percentage of revenues. The cost increase is primarily due to additional expenses from the Noble operations. As a percentage of revenues, these costs increased primarily due to the higher cost per gallon of base oil products sold, the overall mix of product sales and market related pricing decreases discussed in the revenue section during the three months ended March 31, 2025 as compared to the same period in the prior year.
Selling, General and Administrative Expenses
We aim to manage our selling, general and administrative (“SG&A”) expenses in line with the overall performance of our segments and corresponding revenue levels. Our goal is to achieve this through enhanced technology, process improvements and strategic expense management. Expanding our support functions globally has led to both profitability and productivity improvements. We believe our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
The SG&A balances as set forth below in this section exclude stock-based compensation expense, which is presented in SG&A on the Company’s Consolidated Statement of Operations but is not included in the Company’s measurement of Adjusted EBITDA. For a discussion of significant changes in consolidated stock-based compensation expense, please refer to the separate section below.
Environmental Services

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
SG&A expenses	$94,580	$95,137	$(557)	(0.6)%
As a % of Direct revenues	7.8%	8.1%	(0.3)%
Environmental Services SG&A expenses for the three months ended March 31, 2025 remained relatively consistent with the comparable period in 2024, both in dollar amount and as a percentage of revenues. The current quarter results include the impact of reducing estimated costs to remediate a site by approximately $10 million to reflect our conclusion that a loss was no longer probable based on recent evaluation of available evidence. This benefit was partially offset by higher labor and benefits related costs of $7.9 million as a result of the HEPACO acquisition and other investments in our employees.
Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
SG&A expenses	$17,050	$19,496	$(2,446)	(12.5)%
As a % of Direct revenues	7.7%	9.6%	(1.9)%
For the three months ended March 31, 2025, SKSS SG&A expenses decreased $2.4 million and, as a percentage of revenues, decreased 1.9% when compared to the same period in the prior year. Labor and benefit related costs decreased $1.6 million in the three months ended March 31, 2025 when compared to the same period in 2024, mainly driven by cost reduction initiatives that were executed in the fourth quarter of 2024 and the shift to charging for the collection of used oil, which drove higher revenues.
Corporate

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
SG&A expenses	$63,582	$60,897	$2,685	4.4%
As a % of Total Company Direct revenues	4.4%	4.4%	—%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. As a percentage of total Company direct revenues, these costs remained relatively consistent in the three months ended March 31, 2025 and the comparable period in the prior year, continuing our trend of leveraging our SG&A base in the midst of revenue growth discussed above.
Corporate SG&A expenses for the three months ended March 31, 2025 increased $2.7 million when compared to the same period in the prior year. The increase in Corporate SG&A expenses for the three months ended March 31, 2025 was driven by higher spending on acquisitions and systems investments when compared to the same period in 2024.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance which provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles (“GAAP”). As reflected in the reconciliation below, we define Adjusted EBITDA as net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net other expense, net interest expense and provision for income taxes. Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.
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

The following is a reconciliation of net income to Adjusted EBITDA for the following periods:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2025	2024
Net income	$58,680	$69,832
Accretion of environmental liabilities	3,620	3,217
Stock-based compensation	7,635	6,338
Depreciation and amortization	111,980	95,065
Other expense, net	932	1,141
Interest expense, net of interest income	36,077	28,539
Provision for income taxes	15,930	25,963
Adjusted EBITDA	$234,854	$230,095
As a % of Direct revenues	16.4%	16.7%
Stock-based Compensation

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Stock-based compensation	$7,635	$6,338	$1,297	20.5%
Stock-based compensation for the three months ended March 31, 2025 increased $1.3 million from the comparable period in 2024. This increase was driven by higher achievement of performance share metrics in 2024 and incremental expense related to the Employee Stock Purchase Plan.
Depreciation and Amortization

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$98,667	$82,215	$16,452	20.0%
Permits and other intangibles amortization	13,313	12,850	463	3.6
Total depreciation and amortization	$111,980	$95,065	$16,915	17.8%
Depreciation and amortization for the three months ended March 31, 2025 increased by $16.9 million from the comparable period in 2024 due to the depreciation of fixed assets and amortization of intangible assets acquired from the March 2024 HEPACO and Noble acquisitions, depreciation for the Kimball incinerator which was placed in service in December 2024 and incremental finance lease amortization.
Interest Expense, Net of Interest Income

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Interest expense, net of interest income	$36,077	$28,539	$7,538	26.4%
Interest expense, net of interest income for the three months ended March 31, 2025 increased $7.5 million from the comparable period in 2024 primarily due to higher levels of outstanding debt during the period. Interest expense was partially offset by a $2.1 million increase in interest income in the three months ended March 31, 2025 compared to the same period in 2024.
As of March 31, 2025, the effective interest rate on our debt was 5.3%. For the remainder of 2025, we expect interest expense to remain relatively consistent with the prior year. For additional information regarding our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.

Provision for Income Taxes

	Three Months Ended
	March 31,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change
Provision for income taxes	$15,930	$25,963	$(10,033)	(38.6)%
Effective tax rate	21.4%	27.1%	(5.7)%
For the three months ended March 31, 2025, the provision for income taxes decreased $10.0 million as a result of lower pre-tax income compared to the same period in 2024. The reduction in our effective tax rate was driven by the write-off of a deferred tax asset with a full valuation allowance associated with the remedial liability change in estimate discussed above.
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
Summary of Cash Flow Activity

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash from operating activities	$1,605	$18,549
Net cash used in investing activities	(120,330)	(609,873)
Net cash (used in) from financing activities	(79,259)	486,019
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2025 was $1.6 million as compared to $18.5 million in the same period of 2024. This $16.9 million decrease in operating cash flows was attributable to an increase in working capital balances for the three months ended March 31, 2025 as compared to the same period in 2024, as well as lower income from operations and higher cash paid for interest.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2025 was $120.3 million, a decrease of $489.5 million from the comparable period in 2024. In the three months ended March 31, 2024, we paid $475.3 million for acquisitions, including the purchase of HEPACO and Noble. Additions to property, plant and equipment decreased $19.2 million, primarily due to notable project spend on the Baltimore, Maryland strategic project and the Kimball incinerator in the three months ended March 31, 2024.
Net cash (used in) from financing activities
Net cash used in financing activities for the three months ended March 31, 2025 was $79.3 million, as compared to net cash from financing activities of $486.0 million for the three months ended March 31, 2024. The primary drivers of this change were the incurrence of term loans net of discount and deferred financing costs of $494.7 million in 2024 to fund the acquisitions executed during the period. These amounts were partially offset by higher cash paid for repurchases of stock of $50.0 million, tax payments on withholdings of vested restricted stock of $5.6 million and finance lease payments of $5.4 million during 2025.
Adjusted Free Cash Flow
Management considers adjusted free cash flow, a non-GAAP measure, to be a measure of liquidity which provides useful information to management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from non-operating activities. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods:

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash from operating activities	$1,605	$18,549
Additions to property, plant and equipment	(118,695)	(137,913)
Proceeds from sale and disposal of fixed assets	1,343	1,008
Adjusted free cash flow	$(115,747)	$(118,356)
Summary of Capital Resources
At March 31, 2025, cash and cash equivalents and marketable securities totaled $595.3 million, compared to $789.8 million at December 31, 2024. At March 31, 2025, cash and cash equivalents held by our Canadian subsidiaries totaled $96.9 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $498.4 million at March 31, 2025. Our U.S. operations had net operating cash inflows of $14.1 million for the three months ended March 31, 2025.
We maintain a $600.0 million revolving credit facility of which, as of March 31, 2025, approximately $462.4 million, was available to borrow under the facility, with letters of credit of $137.6 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first three months of 2025 were $118.7 million as compared to $137.9 million during the first three months of 2024. The decrease was driven by incremental investments in our Baltimore, Maryland and Kimball incinerator facilities which occurred in 2024. We anticipate that 2025 capital spending, net of disposals, will be in the range of $360.0 million to $390.0 million. This includes a long-term growth investment of approximately $15 million for the Phoenix hub. We expect spending on this project to begin in the second quarter of 2025 with the purchase of the facility.
We anticipate that the capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Financing Arrangements
As of March 31, 2025, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $1.5 billion of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of March 31, 2025.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
As of March 31, 2025, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company’s common stock repurchases are made pursuant to the board-approved plan to repurchase up to $1.1 billion of the Company’s common stock. During the three months ended March 31, 2025 and March 31, 2024, the Company repurchased and retired 256,473 and 27,265 shares, respectively, of the Company’s common stock for total expenditures of $55.0 million and $5.0 million, respectively.
Through March 31, 2025, the Company has repurchased and retired a total of approximately 9.0 million shares of its common stock for $655.9 million under the board-approved plan, and, as of March 31, 2025, an additional $444.1 million remained available for repurchase of shares.

Environmental Liabilities

(in thousands, except percentages)	March 31, 2025	December 31, 2024	Change	% Change
Closure and post-closure liabilities	$134,169	$129,788	$4,381	3.4%
Remedial liabilities	99,875	111,745	(11,870)	(10.6)
Total environmental liabilities	$234,044	$241,533	$(7,489)	(3.1)%
Total environmental liabilities as of March 31, 2025 were $234.0 million, a decrease of $7.5 million compared to December 31, 2024. During the three months ended March 31, 2025, the environmental liability balance decreased due to changes in environmental liability estimates of $9.8 million and expenditures of $2.6 million. These decreases were partially offset by accretion of $3.6 million and new environmental liabilities, including those recognized as a result of recent acquisitions, of $1.2 million. The change in environmental liability estimates was primarily driven by a $10 million decrease in the remedial liability for a site based on our conclusion that loss was no longer probable based on recent evaluation of available evidence.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of March 31, 2025, there were $137.6 million outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
In the first three months of 2025, there were no material changes to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the first three months of 2025, there were no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1, 2025 through January 31, 2025	14,172	$231.25	12,970	$496,138
February 1, 2025 through February 28, 2025	242,036	217.43	217,891	449,139
March 1, 2025 through March 31, 2025	39,976	194.73	25,612	444,139
Total	296,184	$215.02	256,473
    ________________
(1)    Includes 39,711 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company’s equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the Company’s stock repurchase program includes the commissions paid to brokers.
(3)    The Company’s common stock repurchases are made pursuant to the stock repurchase plan, which was most recently authorized by the board of directors on December 5, 2024, to repurchase up to $1.1 billion of the Company’s common stock. The stock repurchase plan will expire when all of the available allotted funds under the stock repurchase plan are depleted. As of March 31, 2025, the amount available for repurchase under the board-approved plan is $444.1 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Exchange Act. During the three months ended March 31, 2025, 70,309 shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.     OTHER INFORMATION
During the quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    EXHIBITS

Item No.	Description
31.1+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles

31.2+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg

31.3+	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas

32†	Section 1350 Certifications

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
________________
+    Filed herewith.
†    Furnished herewith.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	April 30, 2025

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	April 30, 2025

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	April 30, 2025