Form 10-Q
period 2025-06-30
CLEAN HARBORS INC
filed 2025-07-30
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 25, 2025 was 53,632,607.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$600,186	$687,192
Short-term marketable securities	98,888	102,634
Accounts receivable, net of allowances aggregating $47,359 and $47,242, respectively	1,117,714	1,015,357
Unbilled accounts receivable	177,910	162,215
Inventories and supplies	383,351	384,657
Prepaid expenses and other current assets	97,332	81,741
Total current assets	2,475,381	2,433,796
Property, plant and equipment, net	2,507,101	2,447,941
Other assets:
Operating lease right-of-use assets	247,033	250,853
Goodwill	1,479,805	1,477,199
Permits and other intangibles, net	677,180	701,987
Other long-term assets	53,429	65,502
Total other assets	2,457,447	2,495,541
Total assets	$7,439,929	$7,377,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,102	$15,102
Accounts payable	432,771	487,286
Deferred revenue	87,792	88,545
Accrued expenses and other current liabilities	376,585	419,445
Current portion of closure, post-closure and remedial liabilities	26,524	20,625
Current portion of operating lease liabilities	72,976	71,663
Total current liabilities	1,011,750	1,102,666
Other liabilities:
Closure and post-closure liabilities, less current portion of $14,092 and $10,304, respectively	122,795	119,484
Remedial liabilities, less current portion of $12,432 and $10,321, respectively	86,880	101,424
Long-term debt, less current portion	2,766,530	2,771,117
Operating lease liabilities, less current portion	178,343	182,883
Deferred tax liabilities	359,661	363,623
Other long-term liabilities	199,903	162,552
Total other liabilities	3,714,112	3,701,083
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,614,135 and 53,832,692 shares, respectively	536	538
Additional paid-in capital	361,598	421,749
Accumulated other comprehensive loss	(198,529)	(213,635)
Retained earnings	2,550,462	2,364,877
Total stockholders’ equity	2,714,067	2,573,529
Total liabilities and stockholders’ equity	$7,439,929	$7,377,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Service revenues	$1,336,948	$1,288,370	$2,538,402	$2,440,228
Product revenues	212,906	264,349	443,402	489,186
Total revenues	1,549,854	1,552,719	2,981,804	2,929,414
Cost of revenues: (exclusive of items shown separately below)
Service revenues	874,919	850,391	1,714,663	1,666,740
Product revenues	158,578	185,151	340,718	339,872
Total cost of revenues	1,033,497	1,035,542	2,055,381	2,006,612
Selling, general and administrative expenses	186,183	197,876	369,030	379,744
Accretion of environmental liabilities	3,591	3,304	7,211	6,521
Depreciation and amortization	116,285	100,504	228,265	195,569
Income from operations	210,298	215,493	321,917	340,968
Other expense, net	(603)	(167)	(1,535)	(1,308)
Interest expense, net of interest income of $5,086, $4,352, $10,714 and $7,866, respectively	(37,106)	(36,449)	(73,183)	(64,988)
Income before provision for income taxes	172,589	178,877	247,199	274,672
Provision for income taxes	45,684	45,597	61,614	71,560
Net income	$126,905	$133,280	$185,585	$203,112
Earnings per share:
Basic	$2.37	$2.47	$3.46	$3.77
Diluted	$2.36	$2.46	$3.44	$3.75
Shares used to compute earnings per share - Basic	53,593	53,932	53,675	53,931
Shares used to compute earnings per share - Diluted	53,799	54,248	53,895	54,231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$126,905	$133,280	$185,585	$203,112
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	25	(8)	95	(92)
Unrealized (loss) gain on fair value of interest rate hedges	(1,371)	3,106	(4,477)	11,767
Reclassification adjustment for interest rate hedge amounts realized in net income	(2,610)	(3,721)	(5,193)	(7,454)
Pension adjustments	(32)	9	(33)	28
Foreign currency translation adjustments	24,026	(4,250)	24,714	(13,400)
Other comprehensive income (loss), net of tax	20,038	(4,864)	15,106	(9,151)
Comprehensive income	$146,943	$128,416	$200,691	$193,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$185,585	$203,112
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	228,265	195,569
Allowance for doubtful accounts	3,249	4,349
Amortization of deferred financing costs and debt discount	3,352	2,937
Accretion of environmental liabilities	7,211	6,521
Changes in environmental liability estimates	(8,954)	3,963
Deferred income taxes	—	(88)
Other expense, net	1,535	1,308
Stock-based compensation	13,698	14,853
Environmental expenditures	(7,051)	(9,934)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(116,399)	(116,307)
Inventories and supplies	2,952	(28,673)
Other current and long-term assets	(13,395)	(28,870)
Accounts payable	(36,035)	(12,418)
Other current and long-term liabilities	(54,368)	(1,728)
Net cash from operating activities	209,645	234,594
Cash flows used in investing activities:
Additions to property, plant and equipment	(208,724)	(273,023)
Proceeds from sale and disposal of fixed assets	4,063	4,295
Acquisitions, net of cash acquired	—	(477,201)
Proceeds from sale of business	—	750
Additions to intangible assets including costs to obtain or renew permits	(777)	(1,868)
Purchases of available-for-sale securities	(45,622)	(55,318)
Proceeds from sale of available-for-sale securities	50,318	71,695
Net cash used in investing activities	(200,742)	(730,670)
Cash flows (used in) from financing activities:
Change in uncashed checks	(2,767)	(1,868)
Tax payments related to withholdings on vested restricted stock	(10,456)	(4,599)
Repurchases of common stock	(67,001)	(10,215)
Proceeds from employee stock purchase plan	3,360	—
Deferred financing costs paid	—	(8,148)
Payments on finance leases	(16,754)	(11,491)
Principal payments on debt	(7,551)	(7,551)
Proceeds from issuance of debt, net of discount	—	499,375
Net cash (used in) from financing activities	(101,169)	455,503
Effect of exchange rate change on cash	5,260	(2,133)
Decrease in cash and cash equivalents	(87,006)	(42,706)
Cash and cash equivalents, beginning of period	687,192	444,698
Cash and cash equivalents, end of period	$600,186	$401,992
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$76,570	$74,079
Income taxes paid, net of refunds	64,534	70,307
Non-cash investing activities:
Property, plant and equipment accrued	25,156	28,315
ROU assets obtained in exchange for operating lease liabilities	34,867	49,420
ROU assets obtained in exchange for finance lease liabilities	57,802	45,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	53,833	$538	$421,749	$(213,635)	$2,364,877	$2,573,529
Net income	—	—	—	—	58,680	58,680
Other comprehensive loss	—	—	—	(4,932)	—	(4,932)
Stock-based compensation	—	—	7,635	—	—	7,635
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(8,689)	—	—	(8,688)
Repurchases of common stock	(256)	(3)	(54,997)	—	—	(55,000)
Balance at March 31, 2025	53,636	536	365,698	(218,567)	2,423,557	2,571,224
Net income	—	—	—	—	126,905	126,905
Other comprehensive income	—	—	—	20,038	—	20,038
Stock-based compensation	—	—	6,063	—	—	6,063
Issuance of common stock for restricted share vesting, net of employee tax withholdings	24	—	(1,768)	—	—	(1,768)
Repurchases of common stock	(62)	—	(11,755)	—	—	(11,755)
Employee stock purchase plan	16	—	3,360	—	—	3,360
Balance at June 30, 2025	53,614	$536	$361,598	$(198,529)	$2,550,462	$2,714,067

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2024	53,930	$539	$459,728	$(175,339)	$1,962,578	$2,247,506
Net income	—	—	—	—	69,832	69,832
Other comprehensive loss	—	—	—	(4,287)	—	(4,287)
Stock-based compensation	—	—	6,338	—	—	6,338
Issuance of common stock for restricted share vesting, net of employee tax withholdings	23	—	(3,052)	—	—	(3,052)
Repurchases of common stock	(27)	—	(5,000)	—	—	(5,000)
Balance at March 31, 2024	53,926	539	458,014	(179,626)	2,032,410	2,311,337
Net income	—	—	—	—	133,280	133,280
Other comprehensive loss	—	—	—	(4,864)	—	(4,864)
Stock-based compensation	—	—	8,515	—	—	8,515
Issuance of common stock for restricted share vesting, net of employee tax withholdings	27	—	(1,547)	—	—	(1,547)
Repurchases of common stock	(23)	—	(5,000)	—	—	(5,000)
Balance at June 30, 2024	53,930	$539	$459,982	$(184,490)	$2,165,690	$2,441,721

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
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and remain the same other than as noted below:
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the United States. The Act includes significant provisions, such as the permanent extension of key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation for qualified assets and domestic research cost expensing, and certain international tax changes. Accounting Standards Codification 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, the Company will evaluate the financial statement impact of the newly enacted tax law and identify any required changes to its financial statements resulting from the Act. The Company is still assessing the impact of this tax law change on its financial statement disclosures; however, the Company currently does not expect the Act to have a material impact on its financial position, results of operations or cash flows.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses. This guidance will be effective for annual periods beginning the year ended December 31, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this new pronouncement on its consolidated financial statement disclosures.
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
The following tables present the Company’s third-party revenue disaggregated by source of revenue and geography (in thousands):

	Three Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,208,770	$194,110	$89	$1,402,969
Canada	121,289	25,596	—	146,885
Total third-party revenues	$1,330,059	$219,706	$89	$1,549,854

Sources of Revenue
Technical Services	$463,421	$—	$—	$463,421
Industrial Services and Other	361,580	—	89	361,669
Field and Emergency Response Services	242,791	—	—	242,791
Safety-Kleen Environmental Services	262,267	72,463	—	334,730
Safety-Kleen Oil	—	147,243	—	147,243
Total third-party revenues	$1,330,059	$219,706	$89	$1,549,854

	Three Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,175,328	$232,789	$99	$1,408,216
Canada	121,970	22,533	—	144,503
Total third-party revenues	$1,297,298	$255,322	$99	$1,552,719

Sources of Revenue
Technical Services	$443,668	$—	$—	$443,668
Industrial Services and Other	359,471	—	99	359,570
Field and Emergency Response Services	252,893	—	—	252,893
Safety-Kleen Environmental Services	241,266	58,421	—	299,687
Safety-Kleen Oil	—	196,901	—	196,901
Total third-party revenues	$1,297,298	$255,322	$99	$1,552,719

	Six Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,325,037	$394,129	$186	$2,719,352
Canada	212,060	50,392	—	262,452
Total third-party revenues	$2,537,097	$444,521	$186	$2,981,804

Sources of Revenue
Technical Services	$889,626	$—	$—	$889,626
Industrial Services and Other	683,938	—	186	684,124
Field and Emergency Response Services	458,493	—	—	458,493
Safety-Kleen Environmental Services	505,040	137,364	—	642,404
Safety-Kleen Oil	—	307,157	—	307,157
Total third-party revenues	$2,537,097	$444,521	$186	$2,981,804

	Six Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,228,786	$426,701	$201	$2,655,688
Canada	229,791	43,935	—	273,726
Total third-party revenues	$2,458,577	$470,636	$201	$2,929,414

Sources of Revenue
Technical Services	$851,159	$—	$—	$851,159
Industrial Services and Other	718,868	—	201	719,069
Field and Emergency Response Services	416,362	—	—	416,362
Safety-Kleen Environmental Services	472,188	111,442	—	583,630
Safety-Kleen Oil	—	359,194	—	359,194
Total third-party revenues	$2,458,577	$470,636	$201	$2,929,414

Contract Balances

(in thousands)	June 30, 2025	December 31, 2024
Receivables	$1,117,714	$1,015,357
Contract assets (unbilled receivables)	177,910	162,215
Contract liabilities (deferred revenue)	87,792	88,545
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
(4) BUSINESS COMBINATIONS
2024 Acquisitions
On March 22, 2024, the Company acquired HEPACO for an all-cash purchase price of $392.2 million, net of cash acquired. The acquisition of HEPACO expanded the Environmental Services segment’s field services business.
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
On March 1, 2024, the Company acquired Noble Oil Services, Inc and its subsidiaries (collectively, “Noble”) for an all-cash purchase price of $68.7 million, net of cash acquired. The acquisition of Noble expanded the SKSS segment’s oil collection operations in the southeastern region of the United States while also adding incremental production from the re-refinery owned and operated by the acquired company.
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

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Supplies	$215,415	$200,905
Oil and oil related products	137,812	152,992
Solvent and solutions	11,837	12,458
Other	18,287	18,302
Total inventories and supplies	$383,351	$384,657
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in our normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$192,821	$184,191
Asset retirement costs (non-landfill)	40,245	38,705
Landfill assets	266,464	258,138
Buildings and improvements (1)	738,327	719,439
Vehicles (2)	1,552,722	1,455,530
Equipment (3)	2,635,319	2,600,085
Construction in progress	77,855	70,305
	5,503,753	5,326,393
Less - accumulated depreciation and amortization	2,996,652	2,878,452
Total property, plant and equipment, net	$2,507,101	$2,447,941
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in each period.
(2) Balances inclusive of gross ROU assets classified as finance leases of $288.6 million and $230.5 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in each period.
Depreciation expense, inclusive of landfill and finance lease amortization, was $102.6 million and $201.2 million for the three and six months ended June 30, 2025, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $86.5 million and $168.7 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, capitalized interest recorded by the Company was negligible. For the three and six months ended June 30, 2024, the Company recorded $2.9 million and $5.3 million, respectively, of capitalized interest mainly due to the construction of a new incinerator in Kimball, Nebraska.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2025 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2025	$1,296,204	$180,995	$1,477,199
Measurement period adjustments from prior period acquisitions	146	(99)	47
Foreign currency translation	1,824	735	2,559
Balance at June 30, 2025	$1,298,174	$181,631	$1,479,805
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended June 30, 2025, no such triggering events were identified.

As of June 30, 2025 and December 31, 2024, the Company’s intangible assets consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$194,062	$128,561	$65,501	$191,921	$123,939	$67,982
Customer and supplier relationships	698,473	275,162	423,311	697,326	256,657	440,669
Other intangible assets	120,458	52,080	68,378	120,316	46,490	73,826
Total amortizable permits and other intangible assets	1,012,993	455,803	557,190	1,009,563	427,086	582,477
Trademarks and trade names	119,990	—	119,990	119,510	—	119,510
Total permits and other intangible assets	$1,132,983	$455,803	$677,180	$1,129,073	$427,086	$701,987
Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.7 million and $27.0 million in the three and six months ended June 30, 2025, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $14.0 million and $26.9 million in the three and six months ended June 30, 2024, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2025 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2025 (six months)	$26,664
2026	51,494
2027	49,414
2028	48,049
2029	46,971
Thereafter	334,598
$557,190
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued insurance	$111,550	$112,367
Accrued compensation and benefits	97,129	134,458
Accrued income, real estate, sales and other taxes	37,419	35,394
Accrued interest	33,254	33,259
Accrued other	97,233	103,967
	$376,585	$419,445

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2025 through June 30, 2025 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2025	$59,400	$70,388	$129,788
Measurement period adjustments from prior period acquisitions	—	420	420
New asset retirement obligations	1,813	—	1,813
Accretion	2,491	2,750	5,241
Changes in estimates recorded to consolidated statement of operations	448	370	818
Changes in estimates recorded to consolidated balance sheet	—	910	910
Expenditures	(1,982)	(410)	(2,392)
Currency translation and other	206	83	289
Balance at June 30, 2025	$62,376	$74,511	$136,887
In the six months ended June 30, 2025, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2025 through June 30, 2025 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2025	$1,948	$57,036	$52,761	$111,745
Measurement period adjustment from a prior period acquisition	—	—	(90)	(90)
Accretion	47	1,192	731	1,970
Changes in estimates recorded to consolidated statement of operations	(77)	65	(9,760)	(9,772)
Expenditures	(23)	(1,800)	(2,836)	(4,659)
Currency translation and other	—	98	20	118
Balance at June 30, 2025	$1,895	$56,591	$40,826	$99,312
    In the six months ended June 30, 2025, the Company decreased its remedial liability for a site by approximately $10 million due to its conclusion that loss was no longer probable based on recent evaluation of available evidence.

(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

	June 30, 2025	December 31, 2024
Current Portion of Long-Term Debt:
Secured senior term loans	$15,102	$15,102

Long-Term Debt:
Secured senior term loans due October 8, 2028	1,442,245	1,449,796
Unsecured senior notes, at 4.875%, due July 15, 2027 (“2027 Notes”)	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Long-term debt, at par	$2,787,245	$2,794,796
Unamortized debt issuance costs and discount, net	(20,715)	(23,679)
Long-term debt, at carrying value	$2,766,530	$2,771,117
Financing Activities
The Company’s significant financing arrangements are described in Note 12, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and there have been no material changes to the arrangements described therein. As of June 30, 2025 and December 31, 2024, the estimated fair value of the Company's outstanding long-term debt, including the current portion, was $2.8 billion. The Company's estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $600.0 million revolving credit facility under which the Company had no outstanding loan balance as of June 30, 2025 or December 31, 2024. As of June 30, 2025, the Company had $452.1 million available to borrow under the revolving credit facility and outstanding letters of credit were $147.9 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
Although the interest rate on the Company’s senior secured term loans is variable, the Company has effectively fixed the interest rate on $600.0 million aggregate principal amount of the term loans outstanding by entering into interest rate swap agreements in 2022 with a notional amount of $600.0 million (“2022 Swaps”). Under the terms of the 2022 Swaps, the Company receives interest based on the one-month SOFR index and pays interest at a weighted annual interest rate of 1.965%, resulting in an effective interest rate of 3.71% when considering the 1.75% interest rate margin of the term loans. For the six months ended June 30, 2025, including the 1.75% interest rate margin, the effective annual interest rate of this $600.0 million of principal debt was approximately 3.71%. The 2022 Swaps will expire on September 30, 2027.
The Company recognizes the derivative instruments as either assets or liabilities on the balance sheet at fair value. As of June 30, 2025 and December 31, 2024, the Company has recorded a derivative asset with a fair value of $19.2 million and $32.4 million, respectively, within Other long-term assets on the consolidated balance sheets in connection with the 2022 Swaps.
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

The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$126,905	$133,280	$185,585	$203,112
Denominator:
Weighted-average shares outstanding, basic	53,593	53,932	53,675	53,931
Dilutive impact of equity awards	206	316	220	300
Weighted-average shares outstanding, diluted	53,799	54,248	53,895	54,231

Basic earnings per share:	$2.37	$2.47	$3.46	$3.77
Diluted earnings per share:	$2.36	$2.46	$3.44	$3.75
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Antidilutive restricted stock awards	1	15	55	26
Performance stock awards for which performance criteria was not attained at reporting date	97	161	97	161
(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the six months ended June 30, 2025 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2025	$(236,702)	$33	$23,652	$(618)	$(213,635)
Other comprehensive income (loss) before reclassifications	24,714	120	(6,132)	(33)	18,669
Amounts reclassified out of accumulated other comprehensive loss	—	—	(7,114)	—	(7,114)
Tax (provision) benefit	—	(25)	3,576	—	3,551
Other comprehensive income (loss)	24,714	95	(9,670)	(33)	15,106
Balance at June 30, 2025	$(211,988)	$128	$13,982	$(651)	$(198,529)
The amount realized in the unaudited consolidated statement of operations during the three and six months ended June 30, 2025 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$3,575	$7,114	Interest expense, net of interest income
(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three and six months ended June 30, 2025 was $6.1 million and $13.7 million, respectively. Total stock-based compensation cost recognized for the three and six months ended June 30, 2024 was $8.5 million and $14.9 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2025 was $0.9 million and $2.2 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2024 was $1.5 million and $2.7 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the six months ended June 30, 2025:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	387,960	$143.69
Granted	81,600	228.39
Vested	(97,116)	135.18
Forfeited	(24,363)	143.52
Balance at June 30, 2025	348,081	$165.93
As of June 30, 2025, there was $44.7 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted stock vested during the three and six months ended June 30, 2025 was $7.1 million and $22.1 million, respectively. The total fair value of restricted stock vested during the three and six months ended June 30, 2024 was $7.2 million and $10.9 million, respectively.
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
The following table summarizes information about performance stock awards for the six months ended June 30, 2025:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	159,196	$102.09
Granted (1)	74,124	232.78
Vested	(34,056)	133.64
Forfeited	(24,787)	155.34
Balance at June 30, 2025	174,477	$177.29
________________
(1) The granted activity for performance stock awards is recorded based on the target performance level of 100%. The actual number of performance share awards earned for the 2025 performance stock grants could range from 0% to 200% of target depending on the achievement of the pre-established performance goals.
As of June 30, 2025, there was $9.9 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. No performance awards vested during each of the three months ended June 30, 2025 and June 30, 2024. The total fair value of performance awards vested during the six months ended June 30, 2025 and June 30, 2024 was $6.6 million and $3.7 million, respectively.
Employee Stock Purchase Plan
The Clean Harbors Employee Stock Purchase Plan (the “ESPP”) provides a means for eligible employees of the Company to authorize after-tax payroll deductions on a voluntary basis to be used for the periodic purchase of the Company's common stock at a 10% discount to its fair market value. The purchase price paid by the employees will be 90% of the lower of the closing price of the Company's common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. The contribution periods run from January to June and July to December with share issuances under the ESPP occurring on the closest business day on or prior to June 30 and December 31. There were 16,266 shares issued under the plan during the three and six months ended June 30, 2025.

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
At June 30, 2025 and December 31, 2024, the Company had recorded reserves of $17.2 million and $29.8 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of June 30, 2025 and December 31, 2024, the $17.2 million and $29.8 million, respectively, of reserves consisted of (i) $9.6 million and $23.3 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $7.6 million and $6.5 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of June 30, 2025, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2025, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. (“Safety-Kleen”), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of June 30, 2025, there were approximately 70 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2025. From January 1, 2025 to June 30, 2025, seven product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
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
Of the 126 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has indemnification agreements at a total of 18 sites. These agreements indemnify the Company with respect to any liability at the 18 sites for waste disposed prior to the Company’s acquisition of the former subsidiaries of Waste Management, Inc. and McKesson Corporation which had shipped waste to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 18 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for those indemnification agreements discussed, the Company does not have an indemnity agreement with respect to any of the 126 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2025 and December 31, 2024, there were two proceedings for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
The following tables reconcile third-party revenues to direct revenues by Reportable Segment (in thousands):

	For the Three Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,330,059	$219,706	$1,549,765	$89	$1,549,854
Intersegment revenues (expense), net	21,976	(21,976)	—	—	—
Direct revenues	$1,352,035	$197,730	$1,549,765	$89	$1,549,854

	For the Three Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,297,298	$255,322	$1,552,620	$99	$1,552,719
Intersegment revenues (expense), net	12,085	(12,085)	—	—	—
Direct revenues	$1,309,383	$243,237	$1,552,620	$99	$1,552,719

	For the Six Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$2,537,097	$444,521	$2,981,618	$186	$2,981,804
Intersegment revenues (expense), net	24,051	(24,051)	—	—	—
Direct revenues	$2,561,148	$420,470	$2,981,618	$186	$2,981,804

	For the Six Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$2,458,577	$470,636	$2,929,213	$201	$2,929,414
Intersegment revenues (expense), net	23,316	(23,316)	—	—	—
Direct revenues	$2,481,893	$447,320	$2,929,213	$201	$2,929,414
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
The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reported segment (in thousands):

	For the Three Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,352,035	$197,730	$1,549,765
Cost of Revenues	880,871	140,567	1,021,438
Selling, General and Administrative Expenses	94,970	18,850	113,820
Total Reportable Segment Adjusted EBITDA	$376,194	$38,313	$414,507

	For the Three Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,309,383	$243,237	$1,552,620
Cost of Revenues	853,705	170,434	1,024,139
Selling, General and Administrative Expenses	95,763	21,327	117,090
Total Reportable Segment Adjusted EBITDA	$359,915	$51,476	$411,391

	For the Six Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$2,561,148	$420,470	$2,981,618
Cost of Revenues	1,720,813	318,005	2,038,818
Selling, General and Administrative Expenses	189,550	35,900	225,450
Total Reportable Segment Adjusted EBITDA	$650,785	$66,565	$717,350

	For the Six Months Ended June 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$2,481,893	$447,320	$2,929,213
Cost of Revenues	1,666,603	325,321	1,991,924
Selling, General and Administrative Expenses	190,900	40,823	231,723
Total Reportable Segment Adjusted EBITDA	$624,390	$81,176	$705,566
The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Adjusted EBITDA:
Environmental Services	$376,194	$359,915	$650,785	$624,390
Safety-Kleen Sustainability Solutions	38,313	51,476	66,565	81,176
Total Reportable Segment Adjusted EBITDA	414,507	411,391	717,350	705,566
Reconciliation to Consolidated Statements of Operations:
Corporate Costs(1)	78,270	83,575	146,259	147,655
Accretion of environmental liabilities	3,591	3,304	7,211	6,521
Stock-based compensation	6,063	8,515	13,698	14,853
Depreciation and amortization	116,285	100,504	228,265	195,569
Income from operations	210,298	215,493	321,917	340,968
Other expense, net	603	167	1,535	1,308
Interest expense, net of interest income	37,106	36,449	73,183	64,988
Income from operations before provision for income taxes	$172,589	$178,877	$247,199	$274,672
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “seeks,” “aims,” “will,” “should,” “estimates,” “projects,” “may,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about our future financial and operating results, plans, strategy, objectives and goals, cost management initiatives, pricing and productivity initiatives, contingent liabilities, liquidity, business, economic and market conditions, trends, customer demand, impacts of tariffs and new legislation, acquisitions, capital spending, growth opportunities, expectations, challenges and other statements that are not historical facts. Such statements are based upon the beliefs and expectations of our management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially, including, without limitation: operational and safety risks; risks relating to the failure of new or existing technologies; cybersecurity risks; the occurrence of natural disasters or other catastrophic events, as well as their residual macroeconomic effects; risks associated with retaining and hiring key personnel; environmental liability and product liability risks relating to hazardous waste management and other components of our business; negative economic, industry or other developments, including market volatility or economic downturns; risks associated with our assumptions relating to expansion of our landfills; reductions in the demand for emergency response services at industrial facilities or on roadways, railways or waterways, and other remedial projects and regulatory developments; reductions in the demand for oil products and automotive services and volatility in oil prices in the markets we serve; changes in statutory and regulatory requirements and risks relating to extensive environmental laws and regulations; risks associated with existing and potential litigation; risks associated with our identification and execution of strategic acquisitions and divestitures and their related liabilities; risks relating to the availability and sufficiency of our insurance coverage, self-insurance, surety bonds, letters of credit and other forms of financial assurance; impact of new tax legislation or changes in tax regulations and interpretations; the imposition of trade sanctions or tariffs; fluctuations in interest rates and foreign currency exchange rates; risks relating to our indebtedness and covenants in our debt agreements; risks associated with certain anti-takeover provisions under the Massachusetts Business Corporation Act and our By-Laws; and those items discussed elsewhere in this report or identified as “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025, and in other documents we file from time to time with the SEC. Forward-looking statements are neither historical facts nor assurances of future performance. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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
•Safety-Kleen Sustainability Solutions - The Safety-Kleen Sustainability Solutions (“SKSS”) segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS offers high-quality recycled base and blended oil products and other automotive and industrial lubricants to end users including fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into our recycling and disposal network. The results and integration of the acquired operations of Noble also impact the overall segment results. In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall revenue generation and costs associated with the collection of used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Overall product pricing as well as revenues generated and/or costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three and six months ended June 30, 2025 were $1,549.9 million and $2,981.8 million, compared with $1,552.7 million and $2,929.4 million for the three and six months ended June 30, 2024, respectively. For the three months ended June 30, 2025, our Environmental Services segment direct revenues increased $42.7 million or 3.3% from the comparable period in 2024, driven by strong growth in Safety-Kleen core services and Technical Services, offset by fewer large scale emergency response events for our Field and Emergency Response Services operations. For the six months ended June 30, 2025, our Environmental Services segment direct revenues increased $79.3 million or 3.2% from the comparable period in 2024, driven by growth in Field and Emergency Response Services, specifically incremental contributions from the acquisition of HEPACO, as well as growth in our Technical Services and Safety-Kleen core services, offset by lower contributions from the Industrial Services organization. For the three and six months ended June 30, 2025, our SKSS segment direct revenues decreased $45.5 million and $26.9 million or 18.7% and 6.0%, respectively, from the comparable periods in 2024, driven by lower sales of base and blended oil products. These decreases were partially offset by higher charge for oil revenue and incremental contributions from Noble. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $1.8 million and $10.0 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.
Income from operations for the three and six months ended June 30, 2025 was $210.3 million and $321.9 million, compared with $215.5 million and $341.0 million in the three and six months ended June 30, 2024, representing decreases of 2.4% and 5.6% respectively, primarily due to increased depreciation and amortization expense in 2025, as compared to the comparable periods in 2024. Net income for the three and six months ended June 30, 2025 was $126.9 million and $185.6 million, decreases of $6.4 million and $17.5 million, or 4.8% and 8.6% as compared with net income of $133.3 million and $203.1 million in the three and six months ended June 30, 2024, respectively.

Adjusted EBITDA, which is the primary financial measure by which we evaluate the operating performance of our segments, increased $8.4 million and $13.2 million or 2.6% and 2.4%, from $327.8 million and $557.9 million in the three and six months ended June 30, 2024 to $336.2 million and $571.1 million in the three and six months ended June 30, 2025. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the six months ended June 30, 2025 decreased $24.9 million from $234.6 million in 2024 to $209.6 million in 2025 primarily due to increased working capital balances. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an inflow of $17.4 million in the six months ended June 30, 2025 as compared to an outflow of $34.1 million in the comparable period of 2024, mainly due to lower cash paid for additions to property, plant and equipment. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations (in thousands, except percentages):

	Summary of Operations
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Direct Revenues (1):
Environmental Services	$1,352,035	$1,309,383	$42,652	3.3%	$2,561,148	$2,481,893	$79,255	3.2%
Safety-Kleen Sustainability Solutions	197,730	243,237	(45,507)	(18.7)	420,470	447,320	(26,850)	(6.0)
Corporate	89	99	(10)	N/M	186	201	(15)	N/M
Total	1,549,854	1,552,719	(2,865)	(0.2)	2,981,804	2,929,414	52,390	1.8
Cost of Revenues (2):
Environmental Services	880,871	853,705	27,166	3.2	1,720,813	1,666,603	54,210	3.3
Safety-Kleen Sustainability Solutions	140,567	170,434	(29,867)	(17.5)	318,005	325,321	(7,316)	(2.2)
Corporate	12,059	11,403	656	N/M	16,563	14,688	1,875	N/M
Total	1,033,497	1,035,542	(2,045)	(0.2)	2,055,381	2,006,612	48,769	2.4
Selling, General & Administrative Expenses (3):
Environmental Services	94,970	95,763	(793)	(0.8)	189,550	190,900	(1,350)	(0.7)
Safety-Kleen Sustainability Solutions	18,850	21,327	(2,477)	(11.6)	35,900	40,823	(4,923)	(12.1)
Corporate	66,300	72,271	(5,971)	(8.3)	129,882	133,168	(3,286)	(2.5)
Total	180,120	189,361	(9,241)	(4.9)	355,332	364,891	(9,559)	(2.6)
Adjusted EBITDA:
Environmental Services	376,194	359,915	16,279	4.5	650,785	624,390	26,395	4.2
Safety-Kleen Sustainability Solutions	38,313	51,476	(13,163)	(25.6)	66,565	81,176	(14,611)	(18.0)
Corporate	(78,270)	(83,575)	5,305	6.3	(146,259)	(147,655)	1,396	0.9
Total	$336,237	$327,816	$8,421	2.6%	$571,091	$557,911	$13,180	2.4%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (4)	27.8%	27.5%	0.3%		25.4%	25.2%	0.2%
Safety-Kleen Sustainability Solutions (4)	19.4%	21.2%	(1.8)%		15.8%	18.1%	(2.3)%
Corporate (5)	(5.1)%	(5.4)%	0.3%		(4.9)%	(5.0)%	0.1%
Total	21.7%	21.1%	0.6%		19.2%	19.0%	0.2%
________________
N/M = not meaningful
(1)Direct revenues are allocated to the segment performing the provided service or selling the product.
(2)Cost of revenues are shown exclusive of (i) accretion of environmental liabilities and (ii) depreciation and amortization which are presented separately on the Consolidated Statements of Operations.
(3)Selling, general and administrative expenses are shown exclusive of stock-based compensation which is presented in Selling, general and administrative expenses on the Company’s Consolidated Statements of Operations but is not included in the Company’s measurement of Adjusted EBITDA. See Adjusted EBITDA section below for a reconciliation of net income to Adjusted EBITDA.
(4)Calculated as a percentage of individual segment direct revenue.
(5)Calculated as a percentage of total Company direct revenue.

Direct Revenues
There are many factors which can impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, competitive industry pricing, overall market incineration capacity including captive incineration closures, changes in the regulatory environment including those related to per- and polyfluoroalkyl substances (“PFAS”), impacts of acquisitions and divestitures, the level of emergency response services, government infrastructure investment, reshoring of domestic manufacturing, existence or non-existence of large scale environmental waste and remediation projects, weather related events, the number of parts washers placed at customer sites, miles driven and related lubricant demand, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil and foreign currency fluctuations. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Direct revenues	$1,352,035	$1,309,383	$42,652	3.3%	$2,561,148	$2,481,893	$79,255	3.2%
Environmental Services direct revenues for the three months ended June 30, 2025 increased $42.7 million from the comparable period in 2024, driven by contributions across our service lines. Revenues for Safety-Kleen core service offerings for the three months ended June 30, 2025 grew by $21.0 million from the comparable period in 2024 due to improved overall pricing and demand for our containerized waste, vacuum and parts washer services. Technical services revenue increased $19.8 million from the comparable period in the prior year with contributions across our portfolio of waste disposal services, including increased volumes at our incinerator facilities. On a comparative basis and excluding the impacts of the new incinerator in Kimball, Nebraska, which is not expected to be running at full utilization until 2026, utilization at our incinerators was 89% in the three months ended June 30, 2025 as compared to 88% in the same period in 2024. Including the new Kimball incinerator, utilization at our incinerators was 86% during the three months ended June 30, 2025. Field and emergency response service revenues decreased $10.1 million driven by fewer large-scale emergency response events in the three months ended June 30, 2025 as compared to the same period in 2024. Direct revenues for Canadian operations of the Environmental Services segment decreased by $1.5 million due to foreign currency translation.
Environmental Services direct revenues for the six months ended June 30, 2025 increased $79.3 million from the comparable period in 2024 driven by acquisitive growth and incremental revenues from our legacy operations. Field and emergency response service revenues for the six months ended June 30, 2025 increased $42.1 million from the comparable period in 2024 driven by incremental revenue from the acquisition of HEPACO in late March 2024, partially offset by fewer large-scale emergency response events in the current year period. Technical services revenue increased $38.5 million from the comparable prior year period driven primarily by higher incineration volumes. On a comparative basis and excluding the impacts of the new incinerator in Kimball, Nebraska, utilization at our incinerators was 89% in the first six months of 2025 as compared to 83% in the same period in 2024. Including the new Kimball incinerator, utilization at our incinerators was 84% during the six months ended June 30, 2025. Revenues from Safety-Kleen core services for the six months ended June 30, 2025 grew by $32.9 million from the comparable period in 2024 due to improved pricing for our containerized waste, vacuum and parts washer services. Revenue from our industrial services operations declined $34.9 million due to lower turnaround activity and related high-value services, predominately early in 2025 when compared to 2024. Direct revenues for Canadian operations of the Environmental Services segment decreased by $8.0 million due to foreign currency translation.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Direct revenues	$197,730	$243,237	$(45,507)	(18.7)%	$420,470	$447,320	$(26,850)	(6.0)%
In the three months ended June 30, 2025, SKSS direct revenues decreased $45.5 million compared to the same period in 2024. Revenues from the sale of base and blended oil products decreased $32.7 million and $15.5 million, respectively, resulting from lower volumes sold and, to a lesser extent, lower pricing, and revenues from contract packaging services decreased $6.5 million from the same period in 2024. These decreases were partially offset by a $10.8 million increase in revenue from the collection of used oil as we increased the price we charge for these collection services starting in late 2024 and throughout 2025.

In the six months ended June 30, 2025, SKSS direct revenues decreased $26.9 million compared to the same period in 2024. Revenues from the sale of base and blended oil products decreased $38.6 million and $19.2 million, respectively, resulting from lower volumes sold and, to a lesser extent, lower pricing, and revenues from contract packaging services decreased $10.3 million from the same period in 2024. These decreases were partially offset by a $19.3 million increase in revenues from vacuum gas oil and specialty refinery products, driven by the acquisition of Noble in March 2024, and a $16.7 million increase in revenue from the collection of used oil attributed to the higher pricing for these collection services noted above. Direct revenues for Canadian operations of the SKSS segment decreased by $1.9 million due to foreign currency translation.
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience inflationary pressures across several cost categories, but most notably related to internal and external labor, transportation, maintenance and energy related costs. We are also subject to uncertainties and cost increases due to the changing regulatory landscape, including trade restrictions and tariffs. We aim to manage these increases through constant cost monitoring and a focus on cost savings areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the inflationary impacts on our margins.
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
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of revenues	$880,871	$853,705	$27,166	3.2%	$1,720,813	$1,666,603	$54,210	3.3%
As a % of Direct revenues	65.2%	65.2%	—%		67.2%	67.2%	—%
Environmental Services cost of revenues for the three months ended June 30, 2025 increased $27.2 million from the comparable period in 2024, and remained consistent as a percentage of revenues. Commensurate with the revenue growth in the business, equipment and supply costs increased $9.1 million and labor and benefit related costs increased $8.9 million for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The remaining cost increase was spread across various cost categories. Partially offsetting these cost increases was a decrease of $4.3 million in third-party labor costs for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 due to labor internalization efforts.
Environmental Services cost of revenues for the six months ended June 30, 2025 increased $54.2 million from the comparable period in 2024, and remained consistent as a percentage of revenues. Commensurate with the revenue growth in the business and the acquisition of HEPACO discussed above, labor and benefit related costs increased $34.8 million and equipment and supply costs increased $11.7 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The remaining cost increase was spread across various cost categories and was largely driven by the HEPACO acquisition. Partially offsetting these cost increases was a decrease of $12.2 million in third-party labor costs due to labor internalization efforts.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of revenues	$140,567	$170,434	$(29,867)	(17.5)%	$318,005	$325,321	$(7,316)	(2.2)%
As a % of Direct revenues	71.1%	70.1%	1.0%		75.6%	72.7%	2.9%
SKSS cost of revenues for the three months ended June 30, 2025 decreased $29.9 million from the comparable period in 2024. The overall cost decreases were driven by the lower sales volumes, discussed above, and by lower acquisition costs of used oil feedstock in the three months ended June 30, 2025 compared to the prior period. As a percentage of revenues, these costs increased 1.0%, primarily due to market-related volume and pricing decreases discussed above in the SKSS direct revenues section.

SKSS cost of revenues for the six months ended June 30, 2025 decreased $7.3 million from the comparable period in 2024 but increased 2.9% as a percentage of revenues. The overall cost decrease was driven by the lower sales volumes, discussed above, and by lower acquisition costs of used oil feedstock in the six months ended June 30, 2025 compared to the prior period. These decreases were partially offset by incremental expenses from the Noble acquisition. As a percentage of revenues, these costs increased primarily due to market-related volume and pricing decreases discussed above in the SKSS direct revenues section and the overall mix of products sold during the six months ended June 30, 2025 as compared to the same period in the prior year.
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
The SG&A expenses set forth below exclude stock-based compensation expense, which is presented in SG&A on the Company’s Consolidated Statement of Operations but is not included in the Company’s measurement of Adjusted EBITDA. For a discussion of significant changes in consolidated stock-based compensation expense, please refer to the separate section below.
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
SG&A expenses	$94,970	$95,763	$(793)	(0.8)%	$189,550	$190,900	$(1,350)	(0.7)%
As a % of Direct revenues	7.0%	7.3%	(0.3)%		7.4%	7.7%	(0.3)%
Environmental Services SG&A expenses for the three months ended June 30, 2025 remained relatively consistent with the comparable period in 2024, both in absolute dollars and as a percentage of revenues. Strategic headcount management actions implemented early in the second quarter of 2025 helped to partially offset rising costs, including inflation-driven increases in labor expenses.
Environmental Services SG&A expenses for the six months ended June 30, 2025 decreased $1.4 million from the comparable period in 2024, and remained relatively consistent as a percentage of revenues. The results for the six months ended June 30, 2025 include the impact of reducing the estimated costs to remediate a site by approximately $10 million in the first quarter of 2025 to reflect our conclusion that a loss was no longer probable based on recent evaluation of available evidence. This benefit was partially offset by higher labor and benefits related costs of $11.7 million as a result of the HEPACO acquisition and other investments in our employees.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
SG&A expenses	$18,850	$21,327	$(2,477)	(11.6)%	$35,900	$40,823	$(4,923)	(12.1)%
As a % of Direct revenues	9.5%	8.8%	0.7%		8.5%	9.1%	(0.6)%
SKSS SG&A expenses for the three months ended June 30, 2025 decreased $2.5 million and, despite the revenue decreases noted above, remained relatively consistent, as a percentage of revenues, when compared to the same period in 2024. Labor and benefit related costs decreased $2.6 million in the three months ended June 30, 2025 when compared to the same period in 2024, mainly driven by cost reduction initiatives that were executed late in 2024 and strategic headcount management actions implemented early in the second quarter of 2025.
SKSS SG&A expenses for the six months ended June 30, 2025 decreased $4.9 million and, despite the revenue decreases noted above, remained relatively consistent, as a percentage of revenues, when compared to the same period in 2024. Labor and benefit related costs decreased $4.2 million in the six months ended June 30, 2025 when compared to the same period in 2024, mainly driven by the cost reduction initiatives noted above.

Corporate

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
SG&A expenses	$66,300	$72,271	$(5,971)	(8.3)%	$129,882	$133,168	$(3,286)	(2.5)%
As a % of Total Company Direct revenues	4.3%	4.7%	(0.4)%		4.4%	4.5%	(0.1)%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Corporate SG&A expenses for the three months ended June 30, 2025 decreased $6.0 million when compared to the same period in the prior year and remained relatively consistent as a percentage of total Company revenues. The overall decrease in Corporate SG&A expenses for the three months ended June 30, 2025 when compared to the prior year was primarily driven by $5.2 million of lower environmental and legal reserve related costs, including a $2.9 million increase in a remedial liability for a Superfund site which occurred in the three months ended June 30, 2024 and did not recur in 2025. During the three months ended June 30, 2025 strategic headcount management actions implemented early in the second quarter of 2025 helped to partially offset rising costs, including inflation-driven increases in labor costs.
Corporate SG&A expenses for the six months ended June 30, 2025 decreased $3.3 million when compared to the same period in the prior year and remained consistent as a percentage of total Company revenues. The decrease in Corporate SG&A expenses was primarily driven by $5.3 million of lower environmental and legal reserve related cost, noted above, partially offset by increased spending on systems investments and severance and integration costs of $4.2 million as compared to $3.1 million in the same period in 2024. During the six months ended June 30, 2025 strategic headcount management actions implemented early in the second quarter of 2025 helped to partially offset rising costs, including inflation-driven increases in labor costs.
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

The following is a reconciliation of net income to Adjusted EBITDA for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net income	$126,905	$133,280	$185,585	$203,112
Accretion of environmental liabilities	3,591	3,304	7,211	6,521
Stock-based compensation	6,063	8,515	13,698	14,853
Depreciation and amortization	116,285	100,504	228,265	195,569
Other expense, net	603	167	1,535	1,308
Interest expense, net of interest income	37,106	36,449	73,183	64,988
Provision for income taxes	45,684	45,597	61,614	71,560
Adjusted EBITDA	$336,237	$327,816	$571,091	$557,911
As a % of Direct revenues	21.7%	21.1%	19.2%	19.0%
Stock-based Compensation

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Stock-based compensation	$6,063	$8,515	$(2,452)	(28.8)%	$13,698	$14,853	$(1,155)	(7.8)%
Stock-based compensation for the three and six months ended June 30, 2025 decreased $2.5 million and $1.2 million, respectively, due to higher expense in 2024 for the achievement of performance awards granted in prior periods coupled with a longer recognition period for performance awards granted in 2025 and higher forfeitures in 2025. These expense decreases were partially offset by higher expense for the ESPP which commenced in July 2024.
Depreciation and Amortization

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$102,573	$86,472	$16,101	18.6%	$201,240	$168,687	$32,553	19.3%
Permits and other intangibles amortization	13,712	14,032	(320)	(2.3)	27,025	26,882	143	0.5
Total depreciation and amortization	$116,285	$100,504	$15,781	15.7%	$228,265	$195,569	$32,696	16.7%
Depreciation and amortization for the three months ended June 30, 2025 increased by $15.8 million from the comparable period in 2024 due to depreciation for the Kimball incinerator, which was placed in service in December 2024, incremental depreciation for assets placed in service to support the growth of the business, higher amortization of landfill assets due to increased volumes and incremental finance lease amortization.
Depreciation and amortization for the six months ended June 30, 2025 increased by $32.7 million from the comparable period in 2024 due to depreciation of fixed assets and amortization of intangible assets acquired from the March 2024 HEPACO and Noble acquisitions, depreciation for the Kimball incinerator, which was placed in service in December 2024, incremental depreciation for assets placed in service to support the growth of the business, higher amortization of landfill assets due to increased volumes and incremental finance lease amortization.

Interest Expense, Net of Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Interest expense, net of interest income	$37,106	$36,449	$657	1.8%	$73,183	$64,988	$8,195	12.6%
Interest expense, net of interest income for the three months ended June 30, 2025 remained relatively consistent with the comparable period in 2024.
Interest expense, net of interest income for the six months ended June 30, 2025 increased $8.2 million from the comparable period in 2024 primarily due to higher levels of outstanding debt during the period resulting from the issuance of incremental debt on March 22, 2024. Interest expense was partially offset by a $2.8 million increase in interest income in the six months ended June 30, 2025 compared to the same period in 2024.
As of June 30, 2025, the effective interest rate on our debt was 5.3%. For the remainder of 2025, we expect interest expense, net of interest income to remain relatively consistent with the prior year. For additional information regarding our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		2025 over 2024		June 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Provision for income taxes	$45,684	$45,597	$87	0.2%	$61,614	$71,560	$(9,946)	(13.9)%
Effective tax rate	26.5%	25.5%	1.0%		24.9%	26.1%	(1.2)%
For the three months ended June 30, 2025, the provision for income taxes and our effective tax rate were relatively consistent with the same period in 2024.
For the six months ended June 30, 2025, the provision for income taxes decreased $9.9 million compared to the same period in 2024. This decrease was driven by both lower pre-tax income as well as a reduced effective tax rate in 2025. The decrease in our effective tax rate in the six months ended June 30, 2025 was driven by the write-off of a deferred tax asset with a full valuation allowance associated with the remedial liability change in estimate discussed above, which occurred in the first quarter of 2025.
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

Summary of Cash Flow Activity

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash from operating activities	$209,645	$234,594
Net cash used in investing activities	(200,742)	(730,670)
Net cash (used in) from financing activities	(101,169)	455,503
Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2025 was $209.6 million as compared to $234.6 million in the same period of 2024. This $24.9 million decrease in operating cash flows was attributable to an increase in working capital balances for the six months ended June 30, 2025 compared to the same period in 2024, partially offset by lower cash payments for income taxes.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2025 was $200.7 million, a decrease of $529.9 million from the comparable period in 2024. In the six months ended June 30, 2024, we paid $477.2 million for acquisitions, including the purchase of HEPACO and Noble. Additions to property, plant and equipment decreased $64.3 million, primarily due to notable project spend of $40.4 million on the Kimball incinerator strategic project in the six months ended June 30, 2024. Partially offsetting these lower cash outflows was an $11.7 million lower cash inflow due to the timing of transactions within our wholly owned captive insurance company.
Net cash (used in) from financing activities
Net cash used in financing activities for the six months ended June 30, 2025 was $101.2 million, as compared to net cash from financing activities of $455.5 million for the six months ended June 30, 2024. The primary difference in financing activities was the incurrence of term loans net of discount and deferred financing costs of $491.2 million in 2024 to fund the acquisitions executed during the period. Additionally, in 2025, the Company paid $56.8 million more for repurchases of common stock, $5.9 million for tax payments on withholdings of vested restricted stock and $5.3 million more in finance lease payments. Partially offsetting these incremental financing cash outflows in 2025 was the receipt of $3.4 million in proceeds from the ESPP.
Adjusted Free Cash Flow
Management considers adjusted free cash flow, a non-GAAP measure, to be a measure of liquidity which provides useful information to management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment, plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from non-operating activities. Additionally, adjusted free cash flow excludes significant one-time growth investments, as they are not indicative of free cash flow generation for the current period. For 2025, these significant one-time growth investments include the build out of a hub facility in Phoenix Arizona which is expected to cost approximately $15 million in 2025 and, from which we expect to realize future long-term benefits. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods:

	For the Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash from operating activities	$209,645	$234,594
Additions to property, plant and equipment	(208,724)	(273,023)
Cash investment in Phoenix Hub	12,436	—
Proceeds from sale and disposal of fixed assets	4,063	4,295
Adjusted free cash flow	$17,420	$(34,134)

Summary of Capital Resources
At June 30, 2025, cash and cash equivalents and marketable securities totaled $699.1 million, compared to $789.8 million at December 31, 2024. At June 30, 2025, cash and cash equivalents held by our Canadian subsidiaries totaled $91.6 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $607.5 million at June 30, 2025. Our U.S. operations had net operating cash inflows of $223.1 million for the six months ended June 30, 2025.
We maintain a $600.0 million revolving credit facility of which, as of June 30, 2025, approximately $452.1 million was available to borrow under the facility, with letters of credit of $147.9 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first six months of 2025 were $208.7 million as compared to $273.0 million during the first six months of 2024. Notable project spend in 2024 included investments of $40.4 million in our Kimball incinerator facility and $15.4 million in our Baltimore, Maryland facility. In 2025, notable project spend includes $12.4 million spent for the purchase of a building for our Phoenix hub project. The remaining decrease in capital expenditures in the six months ended June 30, 2025 as compared to June 30, 2024 is due to the timing of expenditures. Overall, we expect that 2025 capital spending, net of disposals, will be in the range of $360.0 million to $390.0 million including the long-term growth investment of approximately $15 million for the Phoenix hub.
We anticipate that the remaining 2025 capital spending will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Financing Arrangements
As of June 30, 2025, our financing arrangements include (i) $545.0 million of 4.875% senior unsecured notes due 2027, (ii) $1.5 billion of senior secured term loans due 2028, (iii) $300.0 million of 5.125% senior unsecured notes due 2029 and (iv) $500.0 million of 6.375% senior unsecured notes due 2031. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of June 30, 2025.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
As of June 30, 2025, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company’s board of directors approved a plan to repurchase up to $1.1 billion of the Company’s common stock. During the three and six months ended June 30, 2025, the Company repurchased and retired 61,657 and 318,130 shares, respectively, of the Company’s common stock for total expenditures of $11.8 million and $66.8 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased and retired 23,397 and 50,662 shares, respectively, of the Company’s common stock for total expenditures of $5.0 million and $10.0 million, respectively.
From the board’s approval of the repurchase plan through June 30, 2025, the Company has repurchased and retired a total of approximately 9.1 million shares of its common stock for $667.6 million under the board-approved plan, and, as of June 30, 2025, an additional $432.4 million remained available for the repurchase of shares.
Environmental Liabilities

(in thousands, except percentages)	June 30, 2025	December 31, 2024	Change	% Change
Closure and post-closure liabilities	$136,887	$129,788	$7,099	5.5%
Remedial liabilities	99,312	111,745	(12,433)	(11.1)
Total environmental liabilities	$236,199	$241,533	$(5,334)	(2.2)%
Total environmental liabilities as of June 30, 2025 were $236.2 million, a decrease of $5.3 million compared to December 31, 2024. During the six months ended June 30, 2025, the environmental liability balance decreased due to reductions in environmental liability estimates of $8.0 million and expenditures of $7.1 million. The reduction in environmental liability estimates was primarily driven by a decrease of approximately $10 million in the remedial liability for a site based on our conclusion that loss was no longer probable based on recent evaluation of available evidence. This change was recorded in the first quarter of 2025.These decreases were partially offset by accretion of $7.2 million and new environmental liabilities, including those recognized as a result of recent acquisitions, of $2.1 million.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of June 30, 2025, there were $147.9 million outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
In the first six months of 2025, there were no material changes to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the first six months of 2025, there were no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2025 through April 30, 2025	64,299	$191.09	61,657	$432,383
May 1, 2025 through May 31, 2025	1,252	217.38	—	432,383
June 1, 2025 through June 30, 2025	4,260	226.79	—	432,383
Total	69,811	$193.74	61,657
    ________________
(1)    Includes 8,154 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company’s equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the Company’s stock repurchase program includes the commissions paid to brokers.
(3)    The Company’s common stock repurchases are made pursuant to the stock repurchase plan, which was most recently authorized by the board of directors on December 5, 2024, to repurchase up to $1.1 billion of the Company’s common stock. The stock repurchase plan will expire when all of the available allotted funds under the stock repurchase plan are depleted. As of June 30, 2025, the amount available for repurchase under the board-approved plan is $432.4 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Exchange Act. During the three months ended June 30, 2025, 61,657 shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.     OTHER INFORMATION
During the quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	July 30, 2025

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	July 30, 2025

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	July 30, 2025