Form 10-Q
period 2025-09-30
CLEAN HARBORS INC
filed 2025-10-29
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 24, 2025 was 53,431,835.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$759,197	$687,192
Short-term marketable securities	91,176	102,634
Accounts receivable, net of allowances aggregating $43,778 and $47,242, respectively	1,104,805	1,015,357
Unbilled accounts receivable	182,059	162,215
Inventories and supplies	377,308	384,657
Prepaid expenses and other current assets	93,716	81,741
Total current assets	2,608,261	2,433,796
Property, plant and equipment, net	2,497,600	2,447,941
Other assets:
Operating lease right-of-use assets	241,048	250,853
Goodwill	1,478,831	1,477,199
Permits and other intangibles, net	663,965	701,987
Other long-term assets	50,594	65,502
Total other assets	2,434,438	2,495,541
Total assets	$7,540,299	$7,377,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,102	$15,102
Accounts payable	444,119	487,286
Deferred revenue	91,966	88,545
Accrued expenses and other current liabilities	415,170	419,445
Current portion of closure, post-closure and remedial liabilities	28,814	20,625
Current portion of operating lease liabilities	72,241	71,663
Total current liabilities	1,067,412	1,102,666
Other liabilities:
Closure and post-closure liabilities, less current portion of $16,796 and $10,304, respectively	122,546	119,484
Remedial liabilities, less current portion of $12,018 and $10,321, respectively	85,299	101,424
Long-term debt, less current portion	2,764,231	2,771,117
Operating lease liabilities, less current portion	173,137	182,883
Deferred tax liabilities	358,597	363,623
Other long-term liabilities	193,237	162,552
Total other liabilities	3,697,047	3,701,083
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 53,430,975 and 53,832,692 shares, respectively	534	538
Additional paid-in capital	317,145	421,749
Accumulated other comprehensive loss	(211,100)	(213,635)
Retained earnings	2,669,261	2,364,877
Total stockholders’ equity	2,775,840	2,573,529
Total liabilities and stockholders’ equity	$7,540,299	$7,377,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Service revenues	$1,321,865	$1,278,955	$3,860,267	$3,719,183
Product revenues	227,472	250,467	670,874	739,653
Total revenues	1,549,337	1,529,422	4,531,141	4,458,836
Cost of revenues: (exclusive of items shown separately below)
Service revenues	873,744	872,829	2,588,407	2,539,569
Product revenues	174,746	182,770	515,464	522,642
Total cost of revenues	1,048,490	1,055,599	3,103,871	3,062,211
Selling, general and administrative expenses	189,610	177,846	558,640	557,590
Accretion of environmental liabilities	3,499	3,618	10,710	10,139
Depreciation and amortization	114,729	100,063	342,994	295,632
Income from operations	193,009	192,296	514,926	533,264
Other income (expense), net	3,517	(1,123)	1,982	(2,431)
Interest expense, net of interest income of $6,497, $5,391, $17,212 and $13,257, respectively	(35,700)	(35,779)	(108,883)	(100,767)
Income before provision for income taxes	160,826	155,394	408,025	430,066
Provision for income taxes	42,027	40,181	103,641	111,741
Net income	$118,799	$115,213	$304,384	$318,325
Earnings per share:
Basic	$2.22	$2.14	$5.67	$5.90
Diluted	$2.21	$2.12	$5.65	$5.87
Shares used to compute earnings per share - Basic	53,518	53,951	53,659	53,936
Shares used to compute earnings per share - Diluted	53,713	54,229	53,871	54,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$118,799	$115,213	$304,384	$318,325
Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale securities	69	262	164	170
Unrealized gain (loss) on fair value of interest rate hedges	524	(9,361)	(3,953)	2,406
Reclassification adjustment for interest rate hedge amounts realized in net income	(2,630)	(3,806)	(7,823)	(11,260)
Pension adjustments	13	(10)	(20)	18
Foreign currency translation adjustments	(10,547)	5,369	14,167	(8,031)
Other comprehensive (loss) income, net of tax	(12,571)	(7,546)	2,535	(16,697)
Comprehensive income	$106,228	$107,667	$306,919	$301,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$304,384	$318,325
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	342,994	295,632
Allowance for doubtful accounts	6,520	5,674
Amortization of deferred financing costs and debt discount	5,024	4,623
Accretion of environmental liabilities	10,710	10,139
Changes in environmental liability estimates	(8,933)	4,347
Deferred income taxes	—	(418)
Other (income) expense, net	(1,982)	2,431
Stock-based compensation	22,620	20,690
Environmental expenditures	(10,960)	(19,679)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(113,131)	(145,647)
Inventories and supplies	8,301	(39,673)
Other current and long-term assets	(5,467)	(47,826)
Accounts payable	(35,492)	30,004
Other current and long-term liabilities	(12,956)	35,211
Net cash from operating activities	511,632	473,833
Cash flows used in investing activities:
Additions to property, plant and equipment	(303,169)	(369,826)
Proceeds from sale and disposal of fixed assets	15,250	6,353
Acquisitions, net of cash acquired	—	(474,011)
Proceeds from sale of business	—	750
Additions to intangible assets including costs to obtain or renew permits	(1,528)	(2,545)
Purchases of available-for-sale securities	(62,108)	(73,682)
Proceeds from sale of available-for-sale securities	74,968	100,021
Net cash used in investing activities	(276,587)	(812,940)
Cash flows (used in) from financing activities:
Change in uncashed checks	(2,639)	(5,852)
Tax payments related to withholdings on vested restricted stock	(13,833)	(11,514)
Repurchases of common stock	(117,001)	(30,215)
Proceeds from employee stock purchase plan	3,360	—
Deferred financing costs paid	—	(8,316)
Payments on finance leases	(25,088)	(23,596)
Principal payments on debt	(11,327)	(11,327)
Proceeds from issuance of debt, net of discount	—	499,375
Net cash (used in) from financing activities	(166,528)	408,555
Effect of exchange rate change on cash	3,488	(1,775)
Increase in cash and cash equivalents	72,005	67,673
Cash and cash equivalents, beginning of period	687,192	444,698
Cash and cash equivalents, end of period	$759,197	$512,371
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$133,520	$134,177
Income taxes paid, net of refunds	93,531	100,752
Non-cash investing activities:
Property, plant and equipment accrued	36,604	43,604
ROU assets obtained in exchange for operating lease liabilities	51,736	98,927
ROU assets obtained in exchange for finance lease liabilities	59,937	53,391
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	53,833	$538	$421,749	$(213,635)	$2,364,877	$2,573,529
Net income	—	—	—	—	58,680	58,680
Other comprehensive loss	—	—	—	(4,932)	—	(4,932)
Stock-based compensation	—	—	7,635	—	—	7,635
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(8,689)	—	—	(8,688)
Repurchases of common stock	(256)	(3)	(54,997)	—	—	(55,000)
Balance at March 31, 2025	53,636	536	365,698	(218,567)	2,423,557	2,571,224
Net income	—	—	—	—	126,905	126,905
Other comprehensive income	—	—	—	20,038	—	20,038
Stock-based compensation	—	—	6,063	—	—	6,063
Issuance of common stock for restricted share vesting, net of employee tax withholdings	24	—	(1,768)	—	—	(1,768)
Repurchases of common stock	(62)	—	(11,755)	—	—	(11,755)
Employee stock purchase plan	16	—	3,360	—	—	3,360
Balance at June 30, 2025	53,614	536	361,598	(198,529)	2,550,462	2,714,067
Net income	—	—	—	—	118,799	118,799
Other comprehensive loss	—	—	—	(12,571)	—	(12,571)
Stock-based compensation	—	—	8,922	—	—	8,922
Issuance of common stock for restricted share vesting, net of employee tax withholdings	25	—	(3,377)	—	—	(3,377)
Repurchases of common stock	(208)	(2)	(49,998)	—	—	(50,000)
Balance at September 30, 2025	53,431	$534	$317,145	$(211,100)	$2,669,261	$2,775,840

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2024	53,930	$539	$459,728	$(175,339)	$1,962,578	$2,247,506
Net income	—	—	—	—	69,832	69,832
Other comprehensive loss	—	—	—	(4,287)	—	(4,287)
Stock-based compensation	—	—	6,338	—	—	6,338
Issuance of common stock for restricted share vesting, net of employee tax withholdings	23	—	(3,052)	—	—	(3,052)
Repurchases of common stock	(27)	—	(5,000)	—	—	(5,000)
Balance at March 31, 2024	53,926	539	458,014	(179,626)	2,032,410	2,311,337
Net income	—	—	—	—	133,280	133,280
Other comprehensive loss	—	—	—	(4,864)	—	(4,864)
Stock-based compensation	—	—	8,515	—	—	8,515
Issuance of common stock for restricted share vesting, net of employee tax withholdings	27	—	(1,547)	—	—	(1,547)
Repurchases of common stock	(23)	—	(5,000)	—	—	(5,000)
Balance at June 30, 2024	53,930	539	459,982	(184,490)	2,165,690	2,441,721
Net income	—	—	—	—	115,213	115,213
Other comprehensive loss	—	—	—	(7,546)	—	(7,546)
Stock-based compensation	—	—	5,837	—	—	5,837
Issuance of common stock for restricted share vesting, net of employee tax withholdings	54	1	(6,916)	—	—	(6,915)
Repurchases of common stock	(85)	(1)	(19,999)	—	—	(20,000)
Balance at September 30, 2024	53,899	$539	$438,904	$(192,036)	$2,280,903	$2,528,310

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
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law in the United States. The Act includes significant provisions, such as the permanent extension of key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation for qualified assets and domestic research cost expensing, as well as certain international tax changes. Accounting Standards Codification 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. Many of the tax provisions of the Act are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new tax provisions have multiple effective dates, with certain provisions effective in 2025 and others in future periods. The Company is still assessing the full impact of these tax law changes on its consolidated financial statements; however, the Company currently does not expect the Act to have a material impact on its financial position, results of operations or cash flows.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The Company adopted ASU No. 2023-07 for the year ended December 31, 2024. The only significant impact from the adoption of this standard relates to incremental disclosures now required. See Note 16 for applicable reportable segment disclosures required by this guidance.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures related to the tax rate reconciliation and income taxes paid. This guidance will be effective for annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The requirements of this ASU are disclosure-related and are not expected to have an impact on the Company’s financial condition, results of operations or cash flows. The Company is currently evaluating the impact of adopting this new pronouncement on its income tax disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses. This guidance will be effective for annual periods beginning the year ended December 31, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this new pronouncement on its consolidated financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs. The amendment eliminates the previous accounting model based on software development stages and aligns with current agile implementation principles. Under the new guidance, capitalization begins when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose. The amendments are effective in annual periods beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The amendment may be applied on a prospective, retrospective or modified retrospective basis. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.
(3) REVENUES
The Company generates revenues through the following operating segments: Environmental Services and Safety-Kleen Sustainability Solutions (“SKSS”). The Company’s Environmental Services operating segment generally has four sources of revenue, and the SKSS operating segment has two sources of revenue. The Company disaggregates third-party revenues by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The tables below present revenue billed to outside customers by a particular segment. Should it be necessary, there will be intercompany transactions to present the direct revenues in the appropriate segment results. The Company’s significant sources of revenue include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, remediation projects, collection and transportation, packaging, recycling, treatment and disposal of waste. These services handle hazardous and/or non-hazardous waste, including per- and polyfluoroalkyl substances (“PFAS”). Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs as well as transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
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
Safety-Kleen Oil—Safety-Kleen Oil-related sales contribute to the revenues of the SKSS segment. These revenues are generated from bulk sales of high-quality base and blended lubricating oils to many industries, including major oil brands, lubricant blenders and manufacturers, blended lubricant distributors and government agencies. The business also sells recycled fuel oil to asphalt plants, industrial plants and pulp and paper companies. The used oil is also processed into vacuum gas oil which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market. By-products coming off the refinery are a mixture of light end distillates and asphalt flux that are sold into various markets. Revenue for oil products is recognized at a point in time, upon the transfer of control. Generally, control transfers when the products are delivered to the customer.
The following tables present the Company’s third-party revenue disaggregated by source of revenue and geography (in thousands):

	Three Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,194,300	$202,483	$—	$1,396,783
Canada	124,280	28,274	—	152,554
Total third-party revenues	$1,318,580	$230,757	$—	$1,549,337

Sources of Revenue
Technical Services	$490,768	$—	$—	$490,768
Industrial Services	332,102	—	—	332,102
Field and Emergency Response Services	232,262	—	—	232,262
Safety-Kleen Environmental Services	263,448	76,601	—	340,049
Safety-Kleen Oil	—	154,156	—	154,156
Total third-party revenues	$1,318,580	$230,757	$—	$1,549,337

	Three Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,166,660	$218,963	$96	$1,385,719
Canada	120,990	22,713	—	143,703
Total third-party revenues	$1,287,650	$241,676	$96	$1,529,422

Sources of Revenue
Technical Services	$437,180	$—	$—	$437,180
Industrial Services	345,573	—	96	345,669
Field and Emergency Response Services	260,200	—	—	260,200
Safety-Kleen Environmental Services	244,697	59,675	—	304,372
Safety-Kleen Oil	—	182,001	—	182,001
Total third-party revenues	$1,287,650	$241,676	$96	$1,529,422

	Nine Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,519,337	$596,612	$186	$4,116,135
Canada	336,340	78,666	—	415,006
Total third-party revenues	$3,855,677	$675,278	$186	$4,531,141

Sources of Revenue
Technical Services	$1,380,394	$—	$—	$1,380,394
Industrial Services	1,016,040	—	186	1,016,226
Field and Emergency Response Services	690,755	—	—	690,755
Safety-Kleen Environmental Services	768,488	213,965	—	982,453
Safety-Kleen Oil	—	461,313	—	461,313
Total third-party revenues	$3,855,677	$675,278	$186	$4,531,141

	Nine Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,395,446	$645,664	$297	$4,041,407
Canada	350,781	66,648	—	417,429
Total third-party revenues	$3,746,227	$712,312	$297	$4,458,836

Sources of Revenue
Technical Services	$1,288,339	$—	$—	$1,288,339
Industrial Services	1,064,441	—	297	1,064,738
Field and Emergency Response Services	676,562	—	—	676,562
Safety-Kleen Environmental Services	716,885	171,117	—	888,002
Safety-Kleen Oil	—	541,195	—	541,195
Total third-party revenues	$3,746,227	$712,312	$297	$4,458,836

Contract Balances

(in thousands)	September 30, 2025	December 31, 2024
Receivables	$1,104,805	$1,015,357
Contract assets (unbilled receivables)	182,059	162,215
Contract liabilities (deferred revenue)	91,966	88,545
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits, or deferred revenue (contract liabilities), on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not just subject to passage of time, resulting in contract assets, which are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liability balances at the beginning of each period presented are generally fully recognized in the subsequent three-month period.
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
Other intangible assets acquired include customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between seven and 20 years with a weighted average useful life of approximately 19 years. The Company recorded the excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.

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
Other intangible assets acquired include customer relationships and trademarks/tradenames and are anticipated to have estimated useful lives of between seven and 15 years with a weighted average useful life of approximately 13 years. The Company recorded the excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, as goodwill. The goodwill recognized is attributable to the operating synergies and assembled workforce that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
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

(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Supplies	$217,844	$200,905
Oil and oil related products	128,539	152,992
Solvent and solutions	11,613	12,458
Other	19,312	18,302
Total inventories and supplies	$377,308	$384,657
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in the Company’s normal day-to-day operations. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$193,380	$184,191
Asset retirement costs (non-landfill)	40,183	38,705
Landfill assets	271,692	258,138
Buildings and improvements (1)	738,889	719,439
Vehicles (2)	1,563,165	1,455,530
Equipment (3)	2,616,154	2,600,085
Construction in progress	93,818	70,305
	5,517,281	5,326,393
Less - accumulated depreciation and amortization	3,019,681	2,878,452
Total property, plant and equipment, net	$2,497,600	$2,447,941
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in each period.
(2) Balances inclusive of gross ROU assets classified as finance leases of $287.3 million and $230.5 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $9.2 million in each period.
Depreciation expense, inclusive of landfill and finance lease amortization, was $101.3 million and $302.5 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $86.2 million and $254.9 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, capitalized interest recorded by the Company was negligible. For the three and nine months ended September 30, 2024, the Company recorded $3.3 million and $8.6 million, respectively, of capitalized interest mainly due to the construction of a new incinerator in Kimball, Nebraska.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2025 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2025	$1,296,204	$180,995	$1,477,199
Measurement period adjustments from prior period acquisitions	146	(99)	47
Foreign currency translation	1,130	455	1,585
Balance at September 30, 2025	$1,297,480	$181,351	$1,478,831
The Company assesses goodwill on an annual basis as of December 31 or at an interim date when events or changes in the business environment (“triggering events”) would more likely than not reduce the fair value of a reporting unit below its carrying value. During the period ended September 30, 2025, no such triggering events were identified.

As of September 30, 2025 and December 31, 2024, the Company’s intangible assets consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$194,193	$130,053	$64,140	$191,921	$123,939	$67,982
Customer and supplier relationships	698,036	283,708	414,328	697,326	256,657	440,669
Other intangible assets	120,404	54,714	65,690	120,316	46,490	73,826
Total amortizable permits and other intangible assets	1,012,633	468,475	544,158	1,009,563	427,086	582,477
Trademarks and trade names	119,807	—	119,807	119,510	—	119,510
Total permits and other intangible assets	$1,132,440	$468,475	$663,965	$1,129,073	$427,086	$701,987
Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.4 million and $40.5 million in the three and nine months ended September 30, 2025, respectively. Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.9 million and $40.7 million in the three and nine months ended September 30, 2024, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2025 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2025 (three months)	$13,379
2026	51,727
2027	49,190
2028	47,708
2029	42,097
Thereafter	340,057
$544,158
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$121,249	$134,458
Accrued insurance	113,404	112,367
Accrued income, real estate, sales and other taxes	55,757	35,394
Accrued interest	14,792	33,259
Accrued other	109,968	103,967
	$415,170	$419,445

(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2025 through September 30, 2025 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2025	$59,400	$70,388	$129,788
Measurement period adjustments from prior period acquisitions	—	420	420
New asset retirement obligations	2,838	—	2,838
Accretion	3,739	4,112	7,851
Changes in estimates recorded to consolidated statement of operations	467	377	844
Changes in estimates recorded to consolidated balance sheet	—	890	890
Expenditures	(2,496)	(970)	(3,466)
Currency translation and other	123	54	177
Balance at September 30, 2025	$64,071	$75,271	$139,342
In the nine months ended September 30, 2025, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2025 through September 30, 2025 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2025	$1,948	$57,036	$52,761	$111,745
Measurement period adjustment from a prior period acquisition	—	—	(90)	(90)
Accretion	70	1,763	1,026	2,859
Changes in estimates recorded to consolidated statement of operations	(72)	76	(9,781)	(9,777)
Expenditures	(35)	(3,082)	(4,377)	(7,494)
Currency translation and other	—	86	(12)	74
Balance at September 30, 2025	$1,911	$55,879	$39,527	$97,317
    In the nine months ended September 30, 2025, the Company decreased its remedial liability for a site by approximately $10 million due to its conclusion that loss was no longer probable based on the evaluation of available evidence.
(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

	September 30, 2025	December 31, 2024
Current Portion of Long-Term Debt:
Secured senior term loans	$15,102	$15,102

Long-Term Debt:
Secured senior term loans due October 8, 2028	1,438,469	1,449,796
Unsecured senior notes, at 4.875%, due July 15, 2027 (“2027 Notes”)	545,000	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Long-term debt, at par	$2,783,469	$2,794,796
Unamortized debt issuance costs and discount, net	(19,238)	(23,679)
Long-term debt, at carrying value	$2,764,231	$2,771,117

Financing Activities
The Company’s significant financing arrangements are described in Note 12, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the arrangements described therein as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company's outstanding long-term debt, including the current portion, was $2.8 billion. The Company's estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data that are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $600.0 million revolving credit facility under which the Company had no outstanding loan balance as of September 30, 2025 or December 31, 2024. As of September 30, 2025, the Company had $473.3 million available to borrow under the revolving credit facility, and outstanding letters of credit were $126.7 million.
Issuance of 5.750% Unsecured Senior Notes due 2033
On October 9, 2025, the Company issued $745.0 million aggregate principal amount unsecured senior notes due 2033 (the “2033 Notes”). The 2033 Notes will mature on October 15, 2033. Interest payments on the 2033 Notes will be paid semiannually in arrears, on April 15 and October 15 of each year, commencing on April 15, 2026, at a rate of 5.750% per annum.
The 2033 Notes were issued under an Indenture, dated October 9, 2025 (the “Indenture”). The Indenture contains various customary non-financial covenants and are guaranteed by substantially all of the Company’s current and future domestic subsidiaries. If a change of control triggering event (as defined in the Indenture) occurs, the Company may be required to offer the holders of the 2033 Notes an opportunity to sell all or part of their 2033 Notes at a purchase price of 101% of the principal amount of the 2033 Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. In addition, if the Company sells assets under certain circumstances, the Company may be required to make an offer to purchase a portion of the 2033 Notes.
At any time prior to October 15, 2028, the Company may on one or more occasions redeem the 2033 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2033 Notes redeemed, plus a “make-whole” premium, as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after October 15, 2028, the Company may on one or more occasions redeem the 2033 Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to October 15, 2028, the Company may on one or more occasions redeem up to 40% of the aggregate principal amount of the 2033 Notes with an amount equal to or less than the net cash proceeds received by the Company from certain equity offerings at a redemption price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest; breach of other agreements in the Indenture; defaults in failure to pay certain other indebtedness; certain events of bankruptcy or insolvency; the failure to pay final judgments in excess of certain amounts of money against the Company and its significant subsidiaries; and the failure of certain guarantees to be enforceable (other than in accordance with the terms of the Indenture).
The Company used a portion of the net proceeds from the offering of the 2033 Notes and $1,260.0 million in borrowings under the Amended Credit Agreement (defined below) to refinance all of the approximately $1,457.3 million aggregate principal amount of secured senior term loans that were outstanding under the Company’s previously existing term loan credit facility, and accrued and unpaid interest thereon, and to pay related fees and expenses. The Company intends to use the remainder of the net proceeds from the offering of the 2033 Notes, together with cash on hand, to redeem all of the $545.0 million aggregate principal amount of its outstanding 4.875% senior notes due 2027 (the “2027 Notes”). On October 1, 2025, the Company issued a redemption notice with a 30-day notice period, as required by the indenture governing the 2027 Notes, indicating the Company’s intent to redeem the 2027 Notes in full on October 31, 2025.
Refinance of Secured Senior Term Loans
On October 9, 2025, the Company and substantially all of the Company’s domestic subsidiaries as guarantors entered into an amendment and restatement agreement with Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent (the “Agent”), and the lenders party thereto, which amended and restated the credit agreement, dated as of June 30, 2017 (as previously amended, the “Prior Credit Agreement,” and as so amended and restated, the “Amended Credit Agreement”), among the Company, the Agent, the guarantors party thereto and the lenders party thereto.
The Amended Credit Agreement provides for a new tranche of refinancing term loans (the “New Term Loans”) in an aggregate principal amount equal to $1,260.0 million, the proceeds of which were used, along with certain proceeds of the 2033 Notes and cash on hand, to refinance in full all existing term loans outstanding under the Prior Credit Agreement immediately prior to closing of the Amended Credit Agreement. The New Term Loans mature on October 9, 2032 (which may change subject to certain conditions), and may be prepaid at any time without premium or penalty (other than customary breakage costs with respect to Term SOFR-based loans), except if the Company engages in certain repricing transactions before April 9, 2026, in which event a 1.0% prepayment premium would be due. The Company’s obligations under the Amended Credit Agreement with respect to the New Term Loans are guaranteed by substantially all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors.
The New Term Loans bear interest at a rate of, at the Company’s option, either (i) “Term SOFR” (as defined in the Amended Credit Agreement, based primarily upon the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”)), plus 1.50% per annum, or (ii) the U.S. Base Rate (as defined in the Amended Credit Agreement), plus 0.50% per annum. Prior to this amendment, the existing term loans bore interest at (i) Term SOFR plus 1.75% per annum or (ii) the U.S. Base Rate, plus 0.05% per annum. Interest on the term loans is paid monthly.
The Amended Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default, which the Company believes are usual and customary for an agreement of this type. Such covenants restrict the Company’s ability, among other matters, to incur debt, create liens on the Company’s assets, make restricted payments or investments or enter into transactions with affiliates.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
Although the interest rate on the Company’s secured senior term loans is variable, the Company has effectively fixed the interest rate on $600.0 million aggregate principal amount of the term loans outstanding by entering into interest rate swap agreements in 2022 with a notional amount of $600.0 million (the “2022 Swaps”). Under the terms of the 2022 Swaps, the Company receives interest based on the one-month SOFR index and pays interest at a weighted annual interest rate of 1.965%, resulting in an effective interest rate of 3.71% when considering the 1.75% interest rate margin of the term loans as of September 30, 2025. The refinance of the Secured Term Loan, discussed above, will reduce this effective interest rate to 3.46% prospectively. The 2022 Swaps will expire on September 30, 2027.
The Company recognizes the derivative instruments as either assets or liabilities on the balance sheet at fair value. As of September 30, 2025 and December 31, 2024, the Company has recorded a derivative asset with a fair value of $16.3 million and $32.4 million, respectively, within Other long-term assets on the consolidated balance sheets in connection with the 2022 Swaps.
No ineffectiveness has been identified on the 2022 Swaps and, therefore, the change in fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the unaudited consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings. The Company’s debt transactions entered into on October 9, 2025 will not impact the cash flow hedge classification of the 2022 Swaps.
(12) EARNINGS PER SHARE
The computation of basic earnings per share (EPS) is based on the weighted-average number of common shares outstanding. The computation of diluted EPS is based on the weighted-average number of common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.

The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$118,799	$115,213	$304,384	$318,325
Denominator:
Weighted-average shares outstanding, basic	53,518	53,951	53,659	53,936
Dilutive impact of equity awards	195	278	212	293
Weighted-average shares outstanding, diluted	53,713	54,229	53,871	54,229

Basic earnings per share:	$2.22	$2.14	$5.67	$5.90
Diluted earnings per share:	$2.21	$2.12	$5.65	$5.87
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Antidilutive restricted stock awards	2	5	9	6
Performance stock awards for which performance criteria was not attained at reporting date	95	160	95	160
(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the nine months ended September 30, 2025 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2025	$(236,702)	$33	$23,652	$(618)	$(213,635)
Other comprehensive income (loss) before reclassifications	14,167	208	(5,415)	(20)	8,940
Amounts reclassified out of accumulated other comprehensive loss	—	—	(10,717)	—	(10,717)
Tax (provision) benefit	—	(44)	4,356	—	4,312
Other comprehensive income (loss)	14,167	164	(11,776)	(20)	2,535
Balance at September 30, 2025	$(222,535)	$197	$11,876	$(638)	$(211,100)
The amount realized in the unaudited consolidated statement of operations during the three and nine months ended September 30, 2025 which was reclassified out of accumulated other comprehensive loss was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$3,603	$10,717	Interest expense, net of interest income
(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three and nine months ended September 30, 2025 was $8.9 million and $22.6 million, respectively. Total stock-based compensation cost recognized for the three and nine months ended September 30, 2024 was $5.8 million and $20.7 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2025 was $1.5 million and $3.8 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2024 was $1.0 million and $3.7 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the nine months ended September 30, 2025:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	387,960	$143.69
Granted	93,350	229.18
Vested	(127,336)	128.49
Forfeited	(31,015)	147.34
Balance at September 30, 2025	322,959	$174.04
As of September 30, 2025, there was $40.9 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted stock vested during the three and nine months ended September 30, 2025 was $7.0 million and $29.1 million, respectively. The total fair value of restricted stock vested during the three and nine months ended September 30, 2024 was $16.3 million and $27.2 million, respectively.
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
The following table summarizes information about performance stock awards for the nine months ended September 30, 2025:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	159,196	$102.09
Granted (1)	74,124	232.78
Vested	(43,492)	126.49
Forfeited	(28,055)	160.39
Balance at September 30, 2025	161,773	$181.33
________________
(1) The granted activity for performance stock awards is recorded based on the target performance level of 100%. The actual number of performance share awards earned for the 2025 performance stock grants could range from 0% to 200% of target depending on the achievement of the pre-established performance goals.
As of September 30, 2025, there was $13.5 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. The total fair value of performance awards vested during the three and nine months ended September 30, 2025 was $2.2 million and $8.7 million, respectively. The total fair value of performance awards vested during the three and nine months ended September 30, 2024 was $2.6 million and $6.3 million, respectively.
Employee Stock Purchase Plan
The ESPP provides a means for eligible employees of the Company to authorize after-tax payroll deductions on a voluntary basis to be used for the periodic purchase of the Company's common stock at a 10% discount to its fair market value. The purchase price paid by the employees will be 90% of the lower of the closing price of the Company's common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. The contribution periods run from January to June and July to December with share issuances under the ESPP occurring on the closest business day on or prior to June 30 and December 31. There were 16,266 shares issued under the ESPP during the nine months ended September 30, 2025.

(15) COMMITMENTS AND CONTINGENCIES
The Company and its subsidiaries are subject to legal proceedings and claims arising in the ordinary course of business. Actions filed against the Company arise from commercial and employment-related claims including alleged class actions related to sales practices and wage and hour claims. The plaintiffs in these actions may be seeking damages or injunctive relief or both. These actions are in various jurisdictions and stages of proceedings, and some are covered in part by insurance. In addition, the Company’s waste management services operations are regulated by federal, state, provincial and local laws enacted to regulate discharge of materials into the environment and remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in the Company frequently becoming a party to legal or administrative proceedings involving all levels of government authorities and other interested parties. The issues involved in such proceedings generally relate to alleged violations of existing permits and licenses or alleged responsibility under federal or state Superfund laws to remediate contamination at properties owned either by the Company or by other parties (“third-party sites”) to which either the Company or the prior owners of certain of the Company’s facilities shipped waste.
At September 30, 2025 and December 31, 2024, the Company had recorded reserves of $19.4 million and $29.8 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of September 30, 2025 and December 31, 2024, the $19.4 million and $29.8 million, respectively, of reserves consisted of (i) $11.5 million and $23.3 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $7.9 million and $6.5 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of September 30, 2025, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2025, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. (“Safety-Kleen”), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of September 30, 2025, there were approximately 85 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2025. From January 1, 2025 to September 30, 2025, nine product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company or the prior owners of certain facilities the Company has since acquired have been identified as potentially responsible parties (“PRPs”) or potential PRPs of indemnification obligations in connection with 132 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 132 Superfund related sites, six involve facilities that are now owned or leased by the Company and 126 involve third-party sites that received waste potentially shipped by the Company or the prior owners of certain facilities the Company has since acquired. Of the 126 third-party sites, 30 are now settled, 12 are currently requiring expenditures on remediation and 84 are not currently requiring expenditures on remediation.
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
Of the 126 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has indemnification agreements at a total of 17 sites. These agreements indemnify the Company with respect to any liability at the 17 sites for waste disposed prior to the Company’s acquisition of the former subsidiaries of Waste Management, Inc. and McKesson Corporation, which had shipped waste to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 17 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for those indemnification agreements discussed, the Company does not have an indemnity agreement with respect to any of the 126 third-party sites discussed above.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2025 and December 31, 2024, there were two proceedings for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”), which is a committee comprised of the Company’s Co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
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
The following tables reconcile third-party revenues to direct revenues by reportable segment (in thousands):

	For the Three Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,318,580	$230,757	$1,549,337	$—	$1,549,337
Intersegment revenues (expense), net	12,720	(12,720)	—	—	—
Direct revenues	$1,331,300	$218,037	$1,549,337	$—	$1,549,337

	For the Three Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,287,650	$241,676	$1,529,326	$96	$1,529,422
Intersegment revenues (expense), net	9,537	(9,537)	—	—	—
Direct revenues	$1,297,187	$232,139	$1,529,326	$96	$1,529,422

	For the Nine Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$3,855,677	$675,278	$4,530,955	$186	$4,531,141
Intersegment revenues (expense), net	36,771	(36,771)	—	—	—
Direct revenues	$3,892,448	$638,507	$4,530,955	$186	$4,531,141

	For the Nine Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$3,746,227	$712,312	$4,458,539	$297	$4,458,836
Intersegment revenues (expense), net	32,853	(32,853)	—	—	—
Direct revenues	$3,779,080	$679,459	$4,458,539	$297	$4,458,836
The primary financial measure by which the CODM evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense and provision for income taxes and excludes other transactions not deemed representative of fundamental segment results and other (income) expense, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
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
The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reported segment (in thousands):

	For the Three Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,331,300	$218,037	$1,549,337
Cost of Revenues	871,487	158,545	1,030,032
Selling, General and Administrative Expenses	102,584	18,555	121,139
Total Reportable Segment Adjusted EBITDA	$357,229	$40,937	$398,166

	For the Three Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,297,187	$232,139	$1,529,326
Cost of Revenues	874,414	171,120	1,045,534
Selling, General and Administrative Expenses	90,271	19,793	110,064
Total Reportable Segment Adjusted EBITDA	$332,502	$41,226	$373,728

	For the Nine Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$3,892,448	$638,507	$4,530,955
Cost of Revenues	2,592,300	476,550	3,068,850
Selling, General and Administrative Expenses	292,134	54,455	346,589
Total Reportable Segment Adjusted EBITDA	$1,008,014	$107,502	$1,115,516

	For the Nine Months Ended September 30, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$3,779,080	$679,459	$4,458,539
Cost of Revenues	2,541,017	496,441	3,037,458
Selling, General and Administrative Expenses	281,171	60,616	341,787
Total Reportable Segment Adjusted EBITDA	$956,892	$122,402	$1,079,294
The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Adjusted EBITDA:
Environmental Services	$357,229	$332,502	$1,008,014	$956,892
Safety-Kleen Sustainability Solutions	40,937	41,226	107,502	122,402
Total Reportable Segment Adjusted EBITDA	398,166	373,728	1,115,516	1,079,294
Reconciliation to Consolidated Statements of Operations:
Corporate Costs(1)	78,007	71,914	224,266	219,569
Accretion of environmental liabilities	3,499	3,618	10,710	10,139
Stock-based compensation	8,922	5,837	22,620	20,690
Depreciation and amortization	114,729	100,063	342,994	295,632
Income from operations	193,009	192,296	514,926	533,264
Other (income) expense, net	(3,517)	1,123	(1,982)	2,431
Interest expense, net of interest income	35,700	35,779	108,883	100,767
Income from operations before provision for income taxes	$160,826	$155,394	$408,025	$430,066
________________
(1)    Corporate Costs include certain revenue, cost of revenues and selling, general and administrative expenses not managed through the Company’s operating segments. These costs are not captured within the Company’s Reportable Segment Adjusted EBITDA, but are included in the Company’s total Adjusted EBITDA balances.

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
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, a non-GAAP measure that is reconciled to our GAAP net income and described more fully below. The following is a discussion of how management evaluates our segments in regards to other factors, including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - The Environmental Services segment results are driven by the customer demand for our wide variety of services, the volume, pricing and mix of waste managed and project work requiring responsible waste handling and disposal. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and environmental cleanup services on a scheduled or emergency basis, including response to large scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites, and the demand for and frequency of other offered services. The results and integration of the acquired operations of HEPACO, which we acquired in March 2024, also impact the overall segment results as we integrated this business into our Field Services operations. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills, the utilization rates of our incinerators, equipment and workforce, including billable hours and the number of parts washer services performed, and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP, U.S. industrial production, economic conditions in the general manufacturing, chemical and automotive markets, including efforts and economic incentives to increase domestic operations, available capacity at waste disposal outlets, demand for industrial cleaning and related industrial services, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
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
Highlights
Total direct revenues for the three and nine months ended September 30, 2025 were $1,549.3 million and $4,531.1 million, compared with $1,529.4 million and $4,458.8 million for the three and nine months ended September 30, 2024, respectively. For the three months ended September 30, 2025, our Environmental Services segment direct revenues increased $34.1 million or 2.6% from the comparable period in 2024, driven by strong demand for our waste disposal services within Technical Services and Safety-Kleen core services, offset by lower contributions from our Field and Emergency Response Services operations and our Industrial Services organization. For the nine months ended September 30, 2025, our Environmental Services segment direct revenues increased $113.4 million or 3.0% from the comparable period in 2024, driven by growth in Technical Services, Safety-Kleen core services and Field and Emergency Response Services, specifically incremental contributions from the acquisition of HEPACO, offset by lower contributions from our Industrial Services organization. For the three and nine months ended September 30, 2025, our SKSS segment direct revenues decreased $14.1 million and $41.0 million or 6.1% and 6.0%, respectively, from the comparable periods in 2024, driven predominantly by lower pricing of base and blended oil products. These decreases were partially offset by higher charge for oil revenue for the three and nine months ended September 30, 2025 and incremental contributions from Noble for the nine months ended September 30, 2025. Foreign currency translation of our Canadian operations negatively impacted our consolidated direct revenues by $1.6 million and $11.7 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
Income from operations for the three and nine months ended September 30, 2025 was $193.0 million and $514.9 million, compared with $192.3 million and $533.3 million in the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2025 was $14.7 million and $47.4 million higher, respectively, than the comparable period in 2024, which impacted comparative operating income. Net income for the three months ended September 30, 2025 was $118.8 million, an increase of $3.6 million, or 3.1%, as compared with net income of $115.2 million in the three months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was $304.4 million, a decrease of $13.9 million, or 4.4%, as compared with net income of $318.3 million in the nine months ended September 30, 2024.
Adjusted EBITDA, which is the primary financial measure by which we evaluate the operating performance of our segments, increased $18.3 million and $31.5 million or 6.1% and 3.7%, from $301.8 million and $859.7 million in the three and nine months ended September 30, 2024 to $320.2 million and $891.3 million in the three and nine months ended September 30, 2025, respectively. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the nine months ended September 30, 2025 increased $37.8 million from $473.8 million in 2024 to $511.6 million primarily due to the impact of improved working capital in 2025 as compared to the prior year period, lower environmental expenditures and lower cash paid for taxes. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $248.1 million in the nine months ended September 30, 2025 as compared to $110.4 million in the comparable period of 2024, mainly due to higher cash flow from operating activities and lower cash paid for additions to property, plant and equipment net of proceeds from the sale of fixed assets. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations (in thousands, except percentages):

	Summary of Operations
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Direct Revenues (1):
Environmental Services	$1,331,300	$1,297,187	$34,113	2.6%	$3,892,448	$3,779,080	$113,368	3.0%
Safety-Kleen Sustainability Solutions	218,037	232,139	(14,102)	(6.1)	638,507	679,459	(40,952)	(6.0)
Corporate	—	96	(96)	N/M	186	297	(111)	N/M
Total	1,549,337	1,529,422	19,915	1.3	4,531,141	4,458,836	72,305	1.6
Cost of Revenues (2):
Environmental Services	871,487	874,414	(2,927)	(0.3)	2,592,300	2,541,017	51,283	2.0
Safety-Kleen Sustainability Solutions	158,545	171,120	(12,575)	(7.3)	476,550	496,441	(19,891)	(4.0)
Corporate	18,458	10,065	8,393	N/M	35,021	24,753	10,268	N/M
Total	1,048,490	1,055,599	(7,109)	(0.7)	3,103,871	3,062,211	41,660	1.4
Selling, General & Administrative Expenses (3):
Environmental Services	102,584	90,271	12,313	13.6	292,134	281,171	10,963	3.9
Safety-Kleen Sustainability Solutions	18,555	19,793	(1,238)	(6.3)	54,455	60,616	(6,161)	(10.2)
Corporate	59,549	61,945	(2,396)	(3.9)	189,431	195,113	(5,682)	(2.9)
Total	180,688	172,009	8,679	5.0	536,020	536,900	(880)	(0.2)
Adjusted EBITDA:
Environmental Services	357,229	332,502	24,727	7.4	1,008,014	956,892	51,122	5.3
Safety-Kleen Sustainability Solutions	40,937	41,226	(289)	(0.7)	107,502	122,402	(14,900)	(12.2)
Corporate	(78,007)	(71,914)	(6,093)	(8.5)	(224,266)	(219,569)	(4,697)	(2.1)
Total	$320,159	$301,814	$18,345	6.1%	$891,250	$859,725	$31,525	3.7%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (4)	26.8%	25.6%	1.2%		25.9%	25.3%	0.6%
Safety-Kleen Sustainability Solutions (4)	18.8%	17.8%	1.0%		16.8%	18.0%	(1.2)%
Corporate (5)	(5.0)%	(4.7)%	(0.3)%		(4.9)%	(4.9)%	—%
Total	20.7%	19.7%	1.0%		19.7%	19.3%	0.4%
________________
N/M = not meaningful
(1)Direct revenues are allocated to the segment performing the provided service or selling the product.
(2)Cost of revenues are shown exclusive of (i) accretion of environmental liabilities and (ii) depreciation and amortization which are presented separately on the Consolidated Statements of Operations.
(3)Selling, general and administrative expenses in this table are shown exclusive of stock-based compensation which is presented in Selling, general and administrative expenses on the Company’s Consolidated Statements of Operations, but is not included in the Company’s measurement of Adjusted EBITDA. See “Adjusted EBITDA” section below for a reconciliation of net income to Adjusted EBITDA.
(4)Calculated as a percentage of individual segment direct revenue.
(5)Calculated as a percentage of total Company direct revenue.

Direct Revenues
There are many factors that can impact our revenues including, but not limited to: overall levels of industrial activity and economic growth in North America, competitive industry pricing, overall market incineration capacity including captive incineration closures, changes in the regulatory environment including those related to per- and polyfluoroalkyl substances (“PFAS”), impacts of acquisitions and divestitures, the level of emergency response services, government infrastructure investment, reshoring of domestic manufacturing, existence or non-existence of large scale environmental waste and remediation projects, weather related events, the number of parts washers placed at customer sites, miles driven and related lubricant demand, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil and foreign currency fluctuations. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Direct revenues	$1,331,300	$1,297,187	$34,113	2.6%	$3,892,448	$3,779,080	$113,368	3.0%
Environmental Services direct revenues for the three months ended September 30, 2025 increased $34.1 million from the comparable period in 2024. Technical Services revenue increased $53.6 million from the comparable period in the prior year with contributions across our portfolio of waste disposal services, including stronger volumes at our incinerator and landfill facilities as well as higher revenues from waste and remediation projects. On a comparative basis and excluding the impacts of the new incinerator in Kimball, Nebraska which is not expected to be running at full utilization until 2026, utilization at our incinerators was 92% in the three months ended September 30, 2025 as compared to 89% in the same period in 2024. Including the new Kimball incinerator, utilization at our incinerators was 88% during the three months ended September 30, 2025. Revenues for Safety-Kleen core service offerings for the three months ended September 30, 2025 grew by $18.8 million from the comparable period in 2024 due to improved overall pricing and demand for our containerized waste, vacuum and parts washer services. Field and Emergency Response service revenues decreased $27.9 million driven by fewer emergency response events in the three months ended September 30, 2025 as compared to the same period in 2024. Revenue from our Industrial Services operations also decreased $13.5 million due to lower turnaround activity and related high-value services as compared to 2024. Direct revenues for Canadian operations of the Environmental Services segment decreased by $1.3 million due to foreign currency translation.
Environmental Services direct revenues for the nine months ended September 30, 2025 increased $113.4 million from the comparable period in 2024 driven by incremental revenues from our legacy operations and acquisitive growth. Technical Services revenue increased $92.1 million from the comparable prior year period driven primarily by higher incineration and landfill volumes. On a comparative basis and excluding the impacts of the new incinerator in Kimball, Nebraska, utilization at our incinerators was 90% in the first nine months of 2025 as compared to 85% in the same period in 2024. Including the new Kimball incinerator, utilization at our incinerators was 85% during the nine months ended September 30, 2025. Revenues from Safety-Kleen core service offerings for the nine months ended September 30, 2025 grew by $51.6 million from the comparable period in 2024 due to improved pricing for our containerized waste, vacuum and parts washer services. Field and Emergency Response Services revenues for the nine months ended September 30, 2025 increased $14.2 million from the comparable period in 2024 driven by incremental revenue from the acquisition of HEPACO in late March 2024, partially offset by lower revenues from emergency response events in the second and third quarters. Revenue from our Industrial Services operations decreased $48.4 million due to lower turnaround activity and related high-value services as compared to 2024. Direct revenues for Canadian operations of the Environmental Services segment decreased by $9.4 million due to foreign currency translation.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Direct revenues	$218,037	$232,139	$(14,102)	(6.1)%	$638,507	$679,459	$(40,952)	(6.0)%
In the three months ended September 30, 2025, SKSS direct revenues decreased $14.1 million compared to the same period in 2024. Revenues from the sale of base oil products decreased $18.1 million, resulting from lower pricing despite higher volumes sold. Revenues from the sale of blended oil products decreased $8.5 million, due to lower volumes sold and, to a lesser extent, lower pricing. These decreases were partially offset by a $12.2 million increase in revenue from the collection of used oil as we increased the pricing for these collection services starting in late 2024 and throughout 2025.
In the nine months ended September 30, 2025, SKSS direct revenues decreased $41.0 million compared to the same period in 2024. Revenues from the sale of base and blended oil products decreased $56.6 million and $27.8 million, respectively, resulting from lower pricing and lower volumes sold. Revenues from contract packaging services decreased $12.4 million from the same period in 2024. These decreases were partially offset by a $28.9 million increase in revenue from the collection of used oil attributed to the higher pricing for these collection services noted above and a $20.8 million increase in revenues from vacuum gas oil and specialty refinery products, driven by the acquisition of Noble in March 2024. Direct revenues for Canadian operations of the SKSS segment decreased by $2.3 million due to foreign currency translation.
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience inflationary pressures across several cost categories, but most notably related to internal and external labor, healthcare, transportation, maintenance and energy related costs. We are also subject to uncertainties and cost increases due to the changing regulatory landscape, including trade restrictions and tariffs. We aim to manage these increases through constant cost monitoring and a focus on cost savings areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the inflationary impacts on our margins.
We continue to upgrade the quality and efficiency of our services through the development of new technology and continued modifications and expansion at our facilities while also leveraging certain fixed costs of our operating infrastructure. We invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions, while also continuing to optimize our workforce and operating structure in an effort to manage our operating margins.
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of revenues	$871,487	$874,414	$(2,927)	(0.3)%	$2,592,300	$2,541,017	$51,283	2.0%
As a % of Direct revenues	65.5%	67.4%	(1.9)%		66.6%	67.2%	(0.6)%
Environmental Services cost of revenues for the three months ended September 30, 2025 decreased $2.9 million from the comparable period in 2024, and improved 1.9% as a percentage of revenues. The decrease in cost of revenues for the three months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to a $10.4 million reduction in third-party labor costs reflecting the benefits of our ongoing workforce management strategies as well as a $3.0 million reduction in equipment and supply costs. These cost savings were partially offset by a $10.9 million increase in transportation, vehicle and fuel costs resulting from volume growth associated with waste and remediation projects in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Environmental Services cost of revenues for the nine months ended September 30, 2025 increased $51.3 million from the comparable period in 2024, but slightly declined as a percentage of revenues. Commensurate with the revenue growth in the business and the acquisition of HEPACO discussed above, labor and benefits related costs increased $31.4 million, transportation, vehicle and fuel costs increased $12.7 million and equipment and supply costs increased $9.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The remaining cost increase was spread across various cost categories and was driven by the incremental operations of the HEPACO acquisition. Partially offsetting these cost increases was a decrease of $22.6 million in third-party labor costs due to labor internalization efforts.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Cost of revenues	$158,545	$171,120	$(12,575)	(7.3)%	$476,550	$496,441	$(19,891)	(4.0)%
As a % of Direct revenues	72.7%	73.7%	(1.0)%		74.6%	73.1%	1.5%
SKSS cost of revenues for the three months ended September 30, 2025 decreased $12.6 million from the comparable period in 2024, and as a percentage of revenues, these costs improved 1.0%. The overall cost decreases were driven by lower acquisition costs of used oil feedstock and a $2.5 million decrease in labor costs due to strategic headcount management actions implemented in the second quarter of 2025. Additional savings were realized through the targeted plant idling initiatives carried out in late 2024 and early 2025 which further reduced production costs. Collectively, these cost management efforts along with the lower revenue noted above, contributed to the overall improvement as a percentage of revenue.
SKSS cost of revenues for the nine months ended September 30, 2025 decreased $19.9 million from the comparable period in 2024, but increased 1.5% as a percentage of revenues. The overall cost decrease was driven by the lower sales volumes, discussed above, lower acquisition costs of used oil feedstock in the nine months ended September 30, 2025 compared to the prior period and a $2.8 million decrease in labor costs due to strategic headcount management actions implemented in the second quarter of 2025. These decreases were partially offset by incremental expenses from the Noble acquisition. As a percentage of revenues, these costs increased primarily due to market-related volume and pricing decreases discussed above in the SKSS direct revenues section and the overall mix of products sold during the nine months ended September 30, 2025 as compared to the same period in the prior year.
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
The SG&A expenses set forth below exclude stock-based compensation expense, which is presented in SG&A on the Company’s Consolidated Statement of Operations, but is not included in the Company’s measurement of Adjusted EBITDA.
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
SG&A expenses	$102,584	$90,271	$12,313	13.6%	$292,134	$281,171	$10,963	3.9%
As a % of Direct revenues	7.7%	7.0%	0.7%		7.5%	7.4%	0.1%
Environmental Services SG&A expenses for the three months ended September 30, 2025 increased $12.3 million from the comparable period in 2024, and as a percentage of revenue increased slightly. Overall, labor and benefits related costs, including the impact of higher healthcare costs, increased $9.6 million with the remaining increase spread across various cost categories.
Environmental Services SG&A expenses for the nine months ended September 30, 2025 increased $11.0 million from the comparable period in 2024, remaining relatively consistent as a percentage of revenue. Overall, labor and benefits related costs increased $21.3 million compared to the same period in 2024, including higher employee healthcare costs and incremental costs related to the acquired HEPACO operations. The results for the nine months ended September 30, 2025 include the impact of reducing the estimated costs to remediate a site by approximately $10 million in the first quarter of 2025 to reflect our conclusion that loss was no longer probable based on the evaluation of available evidence.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
SG&A expenses	$18,555	$19,793	$(1,238)	(6.3)%	$54,455	$60,616	$(6,161)	(10.2)%
As a % of Direct revenues	8.5%	8.5%	—%		8.5%	8.9%	(0.4)%
SKSS SG&A expenses for the three months ended September 30, 2025 decreased $1.2 million due to lower labor and benefit related costs. Despite the revenue decreases noted above, SKSS SG&A expenses as a percentage of revenue remained consistent, primarily driven by cost reduction initiatives that were executed late in 2024 and strategic headcount management actions implemented in the second quarter of 2025.
SKSS SG&A expenses for the nine months ended September 30, 2025 decreased $6.2 million and, despite the revenue decreases noted above, remained relatively consistent, as a percentage of revenues, as compared to the same period in 2024. Labor and benefit related costs decreased $5.4 million in the nine months ended September 30, 2025 as compared to the same period in 2024, mainly driven by the cost reduction initiatives noted above.
Corporate

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
SG&A expenses	$59,549	$61,945	$(2,396)	(3.9)%	$189,431	$195,113	$(5,682)	(2.9)%
As a % of Total Company Direct revenues	3.8%	4.1%	(0.3)%		4.2%	4.4%	(0.2)%
We manage our Corporate SG&A expenses commensurate with the overall total Company performance and direct revenue levels. Corporate SG&A expenses for the three months ended September 30, 2025 decreased $2.4 million when compared to the same period in 2024 and decreased slightly as a percentage of total Company revenues. The decrease in Corporate SG&A expenses was driven by reductions across several cost categories including professional and legal fees and severance and integration costs. These reductions were partially offset by a $2.1 million increase in expenditures related to system investments.
Corporate SG&A expenses for the nine months ended September 30, 2025 decreased $5.7 million as compared to the same period in the prior year and decreased slightly as a percentage of total Company revenues. The reduction in Corporate SG&A expenses was primarily attributable to a $6.2 million decrease in environmental and legal reserve costs, reflecting higher costs incurred in the prior year related to changes in estimates for a remedial liability associated with a Superfund site. Additionally, severance and integration-related expenses were $6.1 million lower year-over-year. These reductions were partially offset by a $6.3 million increase in expenditures related to systems investments.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance that provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles (“GAAP”). As reflected in the reconciliation below, we define Adjusted EBITDA as net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net other expense, net interest expense and provision for income taxes. Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net income	$118,799	$115,213	$304,384	$318,325
Accretion of environmental liabilities	3,499	3,618	10,710	10,139
Stock-based compensation	8,922	5,837	22,620	20,690
Depreciation and amortization	114,729	100,063	342,994	295,632
Other (income) expense, net	(3,517)	1,123	(1,982)	2,431
Interest expense, net of interest income	35,700	35,779	108,883	100,767
Provision for income taxes	42,027	40,181	103,641	111,741
Adjusted EBITDA	$320,159	$301,814	$891,250	$859,725
As a % of Direct revenues	20.7%	19.7%	19.7%	19.3%
Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$101,292	$86,201	$15,091	17.5%	$302,532	$254,888	$47,644	18.7%
Permits and other intangibles amortization	13,437	13,862	(425)	(3.1)	40,462	40,744	(282)	(0.7)
Total depreciation and amortization	$114,729	$100,063	$14,666	14.7%	$342,994	$295,632	$47,362	16.0%
Depreciation and amortization for the three months ended September 30, 2025 increased by $14.7 million from the comparable period in 2024 due to higher amortization of landfill assets due to increased volumes, depreciation for the new Kimball incinerator, which was placed in service in December 2024, incremental depreciation for assets placed in service to support the growth of the business and higher finance lease amortization.
Depreciation and amortization for the nine months ended September 30, 2025 increased by $47.4 million from the comparable period in 2024 due to depreciation of fixed assets and amortization of intangible assets acquired from the March 2024 HEPACO and Noble acquisitions, higher amortization of landfill assets due to increased volumes, depreciation for the new Kimball incinerator, which was placed in service in December 2024, incremental depreciation for assets placed in service to support the growth of the business, and higher finance lease amortization.

Interest Expense, Net of Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Interest expense, net of interest income	$35,700	$35,779	$(79)	(0.2)%	$108,883	$100,767	$8,116	8.1%
Interest expense, net of interest income for the three months ended September 30, 2025 remained relatively consistent with the comparable period in 2024.
Interest expense, net of interest income for the nine months ended September 30, 2025 increased $8.1 million from the comparable period in 2024 primarily due to higher levels of outstanding debt during the period resulting from the issuance of incremental debt on March 22, 2024. Interest expense was partially offset by a $4.0 million increase in interest income in the nine months ended September 30, 2025 compared to the same period in 2024.
As of September 30, 2025, the effective interest rate on our debt was 5.3%. For the remainder of 2025, and including the impact of the refinancing transactions that occurred in October 2025, we expect interest expense, net of interest income to remain relatively consistent with the prior year. For additional information regarding our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		2025 over 2024		September 30,		2025 over 2024
(in thousands, except percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Provision for income taxes	$42,027	$40,181	$1,846	4.6%	$103,641	$111,741	$(8,100)	(7.2)%
Effective tax rate	26.1%	25.9%	0.2%		25.4%	26.0%	(0.6)%
For the three months ended September 30, 2025, the increase in the provision for income taxes is consistent with the increase in pre-tax income, while our effective tax rate was relatively consistent with the same period in 2024.
For the nine months ended September 30, 2025, the provision for income taxes decreased $8.1 million compared to the same period in 2024. This decrease was driven by both lower pre-tax income as well as a slightly lower effective tax rate in 2025. The decrease in our effective tax rate for the nine months ended September 30, 2025 was driven by the write-off of a deferred tax asset with a full valuation allowance associated with the remedial liability change in estimate discussed above, which occurred in the first quarter of 2025.
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

Summary of Cash Flow Activity

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash from operating activities	$511,632	$473,833
Net cash used in investing activities	(276,587)	(812,940)
Net cash (used in) from financing activities	(166,528)	408,555
Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2025 was $511.6 million as compared to $473.8 million in the same period of 2024. This $37.8 million increase in operating cash flows was primarily due to improvement in working capital balances as compared to the prior year period, lower environmental expenditures and lower cash paid for taxes for the nine months ended September 30, 2025 compared to the same period in 2024.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $276.6 million, a decrease of $536.4 million from the comparable period in 2024. In the nine months ended September 30, 2024, we paid $474.0 million for acquisitions, including the purchase of HEPACO and Noble. Additions to property, plant and equipment, net of proceeds from sale and disposal of fixed assets, decreased $75.6 million, primarily due to notable project spend of $63.3 million on the Kimball incinerator strategic project in the nine months ended September 30, 2024. Partially offsetting these lower cash outflows was a $13.5 million lower cash inflow due to the timing of transactions within our wholly owned captive insurance company.
Net cash (used in) from financing activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $166.5 million, as compared to net cash from financing activities of $408.6 million for the nine months ended September 30, 2024. The primary difference in financing activities was the incurrence of term loans net of discount and deferred financing costs of $491.1 million in 2024 to fund the acquisitions executed during the period. Additionally, in 2025, the Company paid $86.8 million more for repurchases of common stock while also receiving an additional $3.4 million in proceeds from the ESPP.
Adjusted Free Cash Flow
Management considers adjusted free cash flow, a non-GAAP measure, to be a measure of liquidity that provides useful information to management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment, plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from non-operating activities. Additionally, adjusted free cash flow excludes significant one-time growth investments, as they are not indicative of free cash flow generation for the current period. For 2025, these significant one-time growth investments include the early stages of construction of a solvent de-asphalting unit (“SDA”) and the build out of a hub facility in Phoenix, Arizona (“Phoenix Hub”). We expect to spend approximately $30 million and $15 million, respectively, in 2025 for these projects from which we expect to realize future long-term benefits. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods:

	For the Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash from operating activities	$511,632	$473,833
Additions to property, plant and equipment	(303,169)	(369,826)
Proceeds from sale and disposal of fixed assets	15,250	6,353
Cash investment in Phoenix hub	12,527	—
Cash investment in solvent de-asphalting unit	11,813	—
	$248,053	$110,360

Summary of Capital Resources
At September 30, 2025, cash and cash equivalents and marketable securities totaled $850.4 million, compared to $789.8 million at December 31, 2024. At September 30, 2025, cash and cash equivalents held by our Canadian subsidiaries totaled $94.9 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $755.5 million at September 30, 2025. Our U.S. operations had net operating cash inflows of $511.5 million for the nine months ended September 30, 2025.
We maintain a $600.0 million revolving credit facility of which, as of September 30, 2025, approximately $473.3 million was available to borrow under the facility, with letters of credit of $126.7 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first nine months of 2025 were $303.2 million as compared to $369.8 million during the first nine months of 2024. Notable project spend in 2024 included investments of $63.3 million in our Kimball incinerator facility and $15.8 million in our Baltimore, Maryland facility. In 2025, notable project spend includes $11.8 million spent on the SDA and $12.5 million spent for the purchase of a building for our Phoenix Hub. The remaining decrease in capital expenditures in the nine months ended September 30, 2025 as compared to September 30, 2024 is due to the timing of expenditures.
Overall, we expect that 2025 capital spending, net of disposals, will be in the range of $385.0 million to $415.0 million including the long-term growth investment of approximately $30 million for the SDA and $15 million for the Phoenix Hub. The total anticipated spending on the SDA project is expected to be in the range of $210.0 to $220.0 million and we expect that the project will be completed in 2028.
We anticipate that the remaining 2025 capital spending and future spending on the SDA will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Financing Arrangements
Financing arrangements are discussed in Note 11, “Financing Arrangements,” to our unaudited consolidated financial statements included in this report. As discussed therein, we refinanced a portion of our debt portfolio in October 2025 whereby we issued $745.0 million aggregate principal amount of 5.750% unsecured senior notes due 2033 and we entered into secured senior term loans with an aggregate principal amount equal to $1,260.0 million, due in 2032. The proceeds of these transactions, together with cash on hand, were used to refinance all existing $1.5 billion secured senior term loans due in 2028 on October 9, 2025, and will be used to redeem all of the $545.0 million aggregate principal amount of outstanding 2027 Notes on October 31, 2025. On October 1, 2025, we issued a redemption notice with a 30 day notice period, as required pursuant to the indenture governing the 2027 Notes, indicating our intent to redeem these notes in full on October 31, 2025. The only amounts due under these new financing arrangements prior to maturity will be interest payments, due monthly for the secured senior term loans and bi-annually for the unsecured senior notes, and annual principal payments of approximately $12.6 million for the secured senior term loans. We expect to fund these interest and principal payments with cash from operations. Subsequent to the October 2025 financing transactions, the earliest maturity of our debt portfolio is 2029. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of September 30, 2025. We continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of September 30, 2025, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
The Company’s board of directors approved a plan to repurchase up to $1.1 billion of the Company’s common stock. During the three and nine months ended September 30, 2025, the Company repurchased and retired 208,206 and 526,336 shares, respectively, of the Company’s common stock for total expenditures of $50.0 million and $116.8 million, respectively. During the three and nine months ended September 30, 2024, the Company repurchased and retired 84,910 and 135,572 shares, respectively, of the Company’s common stock for total expenditures of $20.0 million and $30.0 million, respectively.
From the board’s approval of the repurchase plan through September 30, 2025, the Company has repurchased and retired a total of approximately 9.3 million shares of its common stock for $717.6 million under the board-approved plan, and, as of September 30, 2025, an additional $382.4 million remained available for the repurchase of shares.

Environmental Liabilities

(in thousands, except percentages)	September 30, 2025	December 31, 2024	Change	% Change
Closure and post-closure liabilities	$139,342	$129,788	$9,554	7.4%
Remedial liabilities	97,317	111,745	(14,428)	(12.9)
Total environmental liabilities	$236,659	$241,533	$(4,874)	(2.0)%
Total environmental liabilities as of September 30, 2025 were $236.7 million, a decrease of $4.9 million compared to December 31, 2024. During the nine months ended September 30, 2025, the environmental liability balance decreased due to expenditures of $11.0 million and reductions in environmental liability estimates of $8.0 million. The reductions in environmental liability estimates were primarily driven by a decrease of approximately $10 million in the remedial liability for a site based on our conclusion that loss was no longer probable based on evaluation of available evidence. This change was recorded in the first quarter of 2025. These decreases were partially offset by accretion of $10.7 million and new environmental liabilities, including those recognized as a result of recent acquisitions, of $3.2 million.
We anticipate our environmental liabilities, substantially all of which we assumed in connection with our acquisitions, will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required.
Events not anticipated (such as future changes in environmental laws and regulations) could require that payments to satisfy our environmental liabilities be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition. Conversely, the development of new treatment technologies or other circumstances may arise in the future that may reduce amounts ultimately paid.
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of September 30, 2025, there were $126.7 million outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
In the first nine months of 2025, there were no material changes to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the first nine months of 2025, there were no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2025 through July 31, 2025	11,689	$229.55	—	$432,383
August 1, 2025 through August 31, 2025	209,425	240.11	208,206	382,383
September 1, 2025 through September 30, 2025	1,702	238.78	—	382,383
Total	222,816	$239.55	208,206
    ________________
(1)    Includes 14,610 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under the Company’s equity incentive plans.
(2)    The average price paid per share of common stock repurchased under the Company’s stock repurchase program includes the commissions paid to brokers.
(3)    The Company’s common stock repurchases are made pursuant to the stock repurchase plan, which was most recently authorized by the board of directors on December 5, 2024, to repurchase up to $1.1 billion of the Company’s common stock. The stock repurchase plan will expire when all of the available allotted funds under the stock repurchase plan are depleted. As of September 30, 2025, the amount available for repurchase under the board-approved plan is $382.4 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Exchange Act. During the three months ended September 30, 2025, no shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.     OTHER INFORMATION
During the quarter ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Item No.	Description

4.1
Indenture, dated October 9, 2025, among Clean Harbors, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025).

4.2	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 10, 2025).

10.1
Amendment and Restatement Agreement, dated October 9, 2025, by and among financial institutions party thereto, as lenders, Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent, Clean Harbors, Inc., as borrower, and the guarantors from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025).

10.2+	Clean Harbors, Inc. Amended and Restated Management Incentive Plan

31.1+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles

31.2+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg

31.3+	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas

32†	Section 1350 Certifications

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
________________
+ Filed herewith.
† Furnished herewith.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	October 29, 2025

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	October 29, 2025

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	October 29, 2025