Form 10-K
period 2025-12-31
CLEAN HARBORS INC
filed 2026-02-18
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE TRANSITION PERIOD FROM	TO
COMMISSION FILE NUMBER 001-34223

CLEAN HARBORS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts			04-2997780
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)
42 Longwater Drive	Norwell	MA	02061-9149
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including area code: (781) 792-5000
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CLH	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates”) as of June 30, 2025 was approximately $11.7 billion, based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange.
On February 11, 2026, there were 52,910,946 shares of Common Stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

CLEAN HARBORS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2025

Disclosure Regarding Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “aims,” will,” “seeks,” “should,” “estimates,” “projects,” “may,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about our future financial and operating results, plans, strategy, objectives and goals, cost management initiatives, pricing and productivity initiatives, contingent liabilities, liquidity, business, economic and market conditions, trends, customer demand, impacts of tariffs and new legislation, acquisitions, capital spending, growth opportunities, expectations, challenges and other statements that are not historical facts. Such statements are based upon the beliefs and expectations of our management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially, including, without limitation: operational and safety risks; risks relating to the failure of new or existing technologies; cybersecurity risks; the occurrence of natural disasters or other catastrophic events, as well as their residual macroeconomic effects; risks associated with retaining and hiring key personnel; environmental liability and product liability risks relating to hazardous waste management and other components of our business; negative economic, industry or other developments, including market volatility or economic downturns; risks associated with our assumptions relating to expansion of our landfills; reductions in the demand for emergency response services at industrial facilities or on roadways, railways or waterways, and other remedial projects and regulatory developments; reductions in the demand for oil products and automotive services and volatility in oil prices in the markets we serve; changes in statutory and regulatory requirements and risks relating to extensive environmental laws and regulations; risks associated with existing and potential litigation; risks associated with our identification and execution of strategic capital expenditures, acquisitions and divestitures and their related liabilities; risks relating to the availability and sufficiency of our insurance coverage, self-insurance, surety bonds, letters of credit and other forms of financial assurance; impact of new tax legislation or changes in tax regulations and interpretations; the imposition of trade sanctions or tariffs; fluctuations in interest rates and foreign currency exchange rates; risks relating to our indebtedness and covenants in our debt agreements; risks associated with certain anti-takeover provisions under the Massachusetts Business Corporation Act and our By-Laws; and those items identified under Item 1A, “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I
ITEM 1.    BUSINESS
General
Clean Harbors, Inc., together with its subsidiaries, is a leading provider of environmental and industrial services throughout North America. Everywhere industry meets the environment, we strive to provide sustainable services and products that minimize environmental impact, maximize environmental benefit through reuse and recycling and support our customers’ business needs. We are also the largest provider of parts cleaning and related environmental services to general manufacturing, automotive and commercial customers in North America and the largest re-refiner and recycler of used oil in North America. One of our primary goals is supporting our customers in providing innovative and environmentally responsible solutions to further their sustainability goals and solve complex environmental challenges.
We have two operating segments through which we conduct our operations: (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
•Environmental Services - Our Environmental Services businesses offer an array of services to customers. We safely collect, transport, treat, recycle when suitable and dispose of hazardous and non-hazardous waste through our network of over 100 waste disposal facilities including incinerators; landfills; treatment, storage and disposal facilities, or TSDFs, wastewater treatment facilities; and solvent recycling centers. Our emergency response services leverage specialized equipment, expertise and responsiveness to support our customers. Our teams are also equipped to address our customer requirements related to per- and poly-fluorinated alkyl substances, or PFAS, offering a comprehensive range of services that include testing, water filtration, site remediation and disposal through our Total PFAS Solutions service offering. We leverage our assets to perform a wide range of industrial maintenance and specialty industrial services, both planned and unplanned. We collect containerized waste and provide parts washer and vacuum services to small quantity generators of hazardous waste. All of these services are designed to protect the environment and address environmental related challenges through the use of innovation and the latest technologies. We provide customers with sustainable solutions and include recycling options whenever possible.

•Safety-Kleen Sustainability Solutions - Our Safety-Kleen Sustainability Solutions, or SKSS, business offerings span the life-cycle of sustainable lubricant products. SKSS provides collections services for used oil, used oil filters and other automotive related fluids, allowing customers to manage these wastes in a responsible and compliant way while also converting these waste streams into high quality products for re-use. The used oil collected by our team serves as feedstock for our oil re-refineries. At these facilities, we manufacture base oil and vacuum gas oil, or VGO, and also formulate and package high quality lubricants which are returned to the marketplace to provide our customers with sustainable solutions to meet their oil and lubricant demands.
Clean Harbors, Inc. was incorporated in Massachusetts in 1980, and our principal executive offices are located in Norwell, Massachusetts. We maintain a website at: http://www.cleanharbors.com. Through a link on this website, we provide free access to our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our board committees, and our code of ethics for members of our Board of Directors, or the Board, our Co-Chief Executive Officers and our other senior executive officers are available through our website at https://ir.cleanharbors.com/corporate-governance/highlights. Should it be necessary, any waivers for such policies will also be posted on our website. In September 2025, we published our 2025 Sustainability Supplement which updates some of our key sustainability metrics and is intended as a companion to our 2024 Sustainability Report, which is available on our website’s Sustainability page. Our website, and the information contained in or accessible through our website, are not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K or any other document unless expressly incorporated by reference.
Commitment to Safety
Safety is a core value and shared belief throughout our organization. Our Safety Starts with Me: Live It 3-6-5 mindset, is the foundation to our overall safety approach. This mindset is organized around three Safety Philosophies, six Golden Rules of Safety and each employee’s five Personal Reasons why they choose to be safe at work and at home. This overall approach, along with other targeted safety and education programs, have enabled us to continue to be an industry leader in safety.
For the year ended December 31, 2025, our safety metrics of Total Recordable Incident Rate, or TRIR, and Days Away, Restricted Activity and Transfer Rate, or DART, were 0.49 and 0.23, respectively, an improvement of 25% and 15% year-over-year respectively. TRIR is a measure of total recordable injuries relative to hours worked while DART is a measure of recordable injury severity for the hours worked. For the fourth year in a row, our TRIR has remained well under 1.0, an industry leading statistic, and 2025 marks the lowest TRIR and DART rate in the Company’s history and indicates a continued decline in the frequency and severity of injuries.
As always, we remain focused on the safety of our teams, our customers and the communities in which we work, live and drive. We will remain relentless in our pursuit to improve how we work through effective partnering and collaboration, as well as innovation and technological solutions intended to deliver on our safety promise to ourselves, our customers and our neighbors. It starts with us, and we live it 3-6-5.
Compliance
We regard compliance with applicable regulations as a critical component of our overall operations. We maintain a compliance organization that is independent of the operations of the business to monitor and provide oversight throughout Clean Harbors. We strive to maintain strict professional standards in our compliance activities. Our compliance staff is responsible for the facilities’ permitting and regulatory compliance, compliance training, transportation compliance and related record keeping. To ensure the effectiveness of our regulatory compliance program, our facilities operations are monitored by our compliance staff and a compliance audit team who routinely conduct audits of our programs.
Our facilities are also frequently inspected and audited by regulatory agencies, as well as by customers. Although our facilities have been cited on occasion for regulatory violations, we believe that each of our facilities is currently in substantial compliance with applicable permit requirements.

Competitive Strengths
As noted above, safety and compliance are our underlying core principles, and we believe our long-standing commitment to these principles is an important competitive strength and differentiator for Clean Harbors. We have attained leading positions across our business lines despite facing robust competition from local, regional, national and international companies. We believe the following are our core competitive strengths developed over 45 years of operations, which have and will continue to facilitate our prominent position in the marketplace:
•Leading Provider of Environmental and Industrial Services - We are a leading provider of environmental and industrial services which deliver sustainable solutions that help our customers protect the environment. We operate ten commercial hazardous waste incinerators, including our newest incinerator in Kimball, Nebraska, which commenced operations in late 2024 and is expected to be running at full capacity by the end of 2026. We are the largest operator of these high demand facilities in North America. In addition, we operate seven landfills, six of which are able to handle hazardous waste. We are also one of the few emergency response and industrial services companies with footprints across both the United States and Canada. Our highly trained workforce safely responds to customer needs across a variety of service lines, including hazardous waste collection, recycling services, site remediation, emergency response services and plant turnarounds. We provide multi-faceted, high-quality services to a broad mix of customers, and our vast capabilities, valuable and unique assets, skilled workforce, safety profile and breadth of services, as well as our overall size, scale and geographic footprint, help us attract customers and provide them with environmentally responsible solutions.
•Integrated Network of Assets - We believe that we operate, in the aggregate, the largest number of commercial hazardous waste incinerators, landfills, treatment facilities and TSDFs in North America. We have a footprint of service locations spanning the United States and Canada and we manage a sizable fleet of more than 20,000 vehicles. Our extensive service network enables us to effectively handle hazardous waste streams from origin to safe disposal and recycling in one of our various waste outlets, internalizing and efficiently planning the transportation to reduce costs. Our disposal facilities are very difficult to replicate because, in addition to the substantial required capital investments to build these facilities, there are significant permitting, regulatory approvals and ongoing compliance regulations necessary to become and remain operational. In addition, expertise gained through years of experience is paramount to safely operating such facilities. We believe that these longstanding capabilities create a competitive advantage and provide substantial value for our network.
•Comprehensive Service Capabilities Complementing our Customers’ Sustainability Goals - Our comprehensive service offerings and product catalog allow us to act as a full service provider for our customers’ needs. Customers can rely on us not only as a sustainability partner, but also to minimize the number of outside vendors, making us their “one-stop-shop” service provider. Our breadth of service offerings creates incremental revenue growth with no single competitor offering the portfolio of services that we can provide to our customers. Our workforce is trained to fulfill a multitude of customer needs and our complementary lines of business help drive our resiliency in times of market uncertainty. In addition, our proprietary and integrated technology platforms utilized to deliver our services provide a competitive advantage for us and continuous investments provide incremental value to our customers' experience.
•Used Motor Oil Collection and Re-refining Capabilities - As the largest re-refiner and recycler of used oil in North America, in 2025 we collected 243 million gallons of used oil. These gallons were then processed, along with additives and some purchased used oil, into new re-refined base oil, lubricants and byproducts, which were returned back into the marketplace. Our circular capability to serve as an outlet for used lubricants, which we then re-refine and convert into high-quality, environmentally responsible recycled products, distinguishes us from many competitors. This process provides a sustainable substitute for traditional used-oil management and disposal routes. In 2025, by collecting and then re-refining this used oil, we estimate that we helped to avoid the emission of approximately 2.2 million metric tons of greenhouse gases, or GHG. This magnitude of estimated GHG emission avoidance is equivalent to the GHG emissions from 5.7 billion passenger-vehicle miles driven or the carbon sequestered by growing 37 million trees for 10 years.
•Effective Cost Management - We have adopted effective cost management programs with the goal of maintaining or improving our overall margins in spite of inflation, tariffs, increased compliance and regulatory requirements and other drivers of higher costs. Our significant scale allows us to lower costs through standardized compliance procedures and purchasing synergies. By harnessing our technological investments, optimizing logistics and transportation and using our internal resources, we aim to efficiently channel waste streams to our facilities. Our support functions are highly leverageable, contributing to improved operating margins. Our SKSS segment results are significantly impacted by market pricing of oil products. To reduce this commodity exposure, we actively manage the pricing on our used oil collection services as a strategy to manage the re-refinery spreads inherent in our SKSS business.

•Large and Diversified Customer Base - Our customer portfolio ranges from small companies to Fortune 500 companies and includes public, private and government entities that span multiple industries and business types. This diversification opens opportunities for cross-selling our large portfolio of services and limits our credit exposure to any single customer and potential cyclicality in any one industry. As a percentage of our 2025 revenues, the top ten industries we serviced totaled approximately 80% of revenues and included general manufacturing (14%), chemical (14%), refineries (12%), automotive (10%), utilities (7%), transportation (6%), government (5%), base and blended oils (4%), oil and gas (4%) and retail (4%).
•Stable and Recurring Revenue Base - We have long-standing relationships with our customers, some spanning decades. A significant portion of our revenues are derived from previously served customers with recurring needs for our services. Our operations are often embedded in customer facilities, integrating our personnel and technology into our customers’ day-to-day operations. We also sign stand-ready agreements with customers for around-the-clock emergency response services so we can be their first call for emergency response work. Additionally, we offer proprietary technology solutions that provide meaningful real time insights to our customers. Due to customers’ desire to audit disposal facilities before approving the sites and to limit the number of facilities to which their hazardous waste is shipped in order to reduce potential liability under United States and Canadian environmental laws and regulations, there can be a financial burden that accompanies switching hazardous waste disposal providers. We have been selected as an approved vendor by large and small generators of waste because, in addition to our strong safety performance, we possess comprehensive collection, recycling, treatment, transportation, disposal and hazardous waste tracking capabilities and have the expertise necessary to comply with applicable environmental laws and regulations. Those customers that have selected us as an approved vendor typically continue to use our services on a recurring basis. In our SKSS segment, despite fluctuations and volatility in oil pricing, we consistently collect the gallons needed to both service our customer’s waste oil collection needs and produce our oil products.
•Regulatory Compliance - We continue to make capital investments in our facilities to ensure that they are in compliance with current federal, state, provincial and local regulations. We have a compliance group outfitted to monitor our adherence to these compliance standards and an audit function to review for consistent compliance. Companies relying on in-house or captive disposal methods may find the current regulatory requirements to be too capital intensive or complex and may choose to outsource many of their hazardous waste disposal needs.
•Proven and Experienced Management Team - Our executive management team provides extensive knowledge and continuity, with years of experience and expertise in the environmental and industrial services industries. Together, our Co-Chief Executive Officers, Michael L. Battles and Eric W. Gerstenberg, collectively have close to 50 years of industry experience. Our experienced management team possesses the industry and operational knowledge to be able to quickly pivot in times of change and identify and respond to new market risks, opportunities and demands.
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
The principal elements of our business strategy are:
•Cross Sell Our Solutions - The breadth of our offerings allows us the opportunity to provide various services and products to meet our customers’ environmental and sustainability objectives. Our significant North American footprint allows us to quickly respond to customer needs, including in emergency response situations. We can assist with remediation needs for small- and large-scale efforts, either planned or unplanned, by providing remediation contractors and project managers together with support services, including, among others, on-site or offsite treatment of soils and groundwater and roll-off container management. We look for opportunities to be a one-stop-shop service provider, expanding the range of services we traditionally provide to a customer and offering total waste management solutions. Our team is committed to identifying opportunities to cross sell among and across our segments which we expect will continue to drive additional revenue for us.
•Expand Our Network and Suite of Offerings - We operate an extensive network of hazardous waste management facilities and oil re-refineries, providing us with significant operating leverage as volumes increase. To meet market demand for additional hazardous waste incineration capacity, we have expanded incineration capacity, notably through the construction of a second incinerator at our Kimball, Nebraska facility, as well as expanded our landfill capacity, and enhanced throughput at our existing incinerators and TSDF facilities. We continuously monitor market needs and look to anticipate future waste disposal requirements. For example, in response to industry and governmental focus on PFAS treatment and disposal, we launched our Total PFAS Solutions service, leveraging our unique combination of permitted laboratory, transportation, filtration and disposal assets to provide our customers with a single source provider of PFAS handling from sampling to remediation and disposal. We also seek opportunities to expand waste handling capacity including certain non-hazardous waste streams or oil processing at our facilities by modifying existing permits, improving technology or significantly expanding our facilities. Selected permit modifications within our network of facilities allow us to broaden our treatment and recycling services without the significant capital investment necessary to acquire or build new waste management facilities. Additionally, we aim to grow through opening new locations in strategic areas, expanding to new waste streams and being responsive to shifting product and service needs in the marketplace.
•Pursue Acquisitions and Divestitures - We have a history of strategic acquisitions ranging from small “tuck-ins” to large-scale operations, and we continue to actively pursue selective acquisitions that we believe can enhance and expand our business. Throughout our history, we have successfully executed over 80 acquisitions. We execute strategic acquisitions with the goal of expanding existing services, generating incremental revenues from existing and new customers, obtaining greater market presence, broadening the markets in which we operate, acquiring the assembled workforce of market participants along with their relevant expertise and expanding our total waste disposal capabilities or oil re-refining capacity. In order to maximize synergies, we aim to rapidly integrate our acquisitions into our existing processes. To complement our acquisition strategy, we also regularly review and evaluate our operations to determine whether we should divest certain non-core businesses and reallocate our resources to businesses that we believe better align with our long-term strategic direction.
•Execute Cost, Pricing and Productivity Initiatives - We continually seek to increase efficiency and reduce costs through enhanced technology, process improvements and strategic expense management. We seek to identify areas in our business where strategic investments in automation, process improvements and employees can serve to increase productivity, efficiency and safety compliance. We continuously focus on the operating leverage of our support functions, including expanding globally to achieve profitability and productivity benefits. We aim to price our services and products competitively, understanding the demands of our customers, the inherent value of our network of assets and operations and our ability to quickly respond to market and macroeconomic changes. We also understand the value our customers place on our products and services in a global market continuously focusing on sustainability, environmental compliance and safety.
•Foster Innovation through Technology - Technology has always been fundamental to our operations, influencing our strategy by increasing throughput and automation at our facilities, and deploying artificial intelligence and robotic process automation to increase productivity. We aim to utilize advanced technologies in our operations while also integrating technology-based solutions for our customers to use in the management of their generated waste streams, which promote the safety, efficiency and profitability of these operations. Our artificial intelligence initiatives are aimed at both internal efficiencies (e.g. billing and transportation routing efficiencies) and customer-facing enhancements such as waste profiling. With technology, we are able to centrally manage our transportation network by deploying, monitoring and adjusting our transportation fleet as needs change. Technology is enhancing our customer interactions through the use of our Customer Solutions Portal, our e-commerce initiatives and our proprietary tools providing customers with real-time data on the services we are providing. We anticipate that as new waste streams arise or grow in prominence, we will develop new technology and/or improve the capabilities of existing technology to respond to these waste disposal and recycling needs. We believe that making technological investments that increase the value of our services delivered to customers pays off in a variety of ways including growth, retention, profitability and overall customer experience.
•Capture Emergency Response Opportunities - With our extensive national presence of over 150 response locations, we have the manpower, equipment and technical expertise to manage large and small environmental emergencies for our customers. We can rapidly deploy experienced teams to address unplanned releases or spills of chemicals, oil, fuels, solvents or many other hazardous materials, including emerging pollutants such as PFAS or bio-contaminants. We also address damage caused by natural disasters including hurricanes, wildfires, earthquakes and storms. These opportunities can vary in size, complexity and duration, however, in any case we aim to be the first call customers make in these situations. Our Standby Emergency Response Agreement, or SERA, offering is designed to guarantee our customers a rapid response to any emergency waste management need. We can also provide turnkey offsite transportation and disposal services throughout our disposal network for soil and other contaminated materials generated from remediation activities.

Business Overview
We operate our business in two segments: Environmental Services and SKSS. Each segment utilizes our network of specialized facilities and equipment, along with our skilled workforce, to meet the needs of our customers. Further, each has individual key performance indicators that our management uses to assess results as well as certain macroeconomic trends and influences that impact the results.
Environmental Services
Our Environmental Services business offers an array of services to customers. We safely collect, transport, treat and dispose of hazardous and non-hazardous waste, including resource recovery, physical treatment, incineration, landfill disposal, wastewater treatment, lab chemical disposal, explosives management and CleanPack® services. Our CleanPack® services include the collection, identification, categorization, specialized packaging, transportation and disposal of laboratory chemicals and household hazardous waste. Our Total PFAS Solutions service provides our customers with a single source provider of PFAS handling from sampling to remediation and disposal as well as water filtration services. We also perform a wide range of industrial maintenance and specialty industrial services and utilize specialty equipment and resources to perform services at any chosen location on a planned or emergency response basis. Additionally, we collect containerized waste and provide parts washer and vacuum services to small quantity generators of hazardous waste. All of these services are designed to address environmental challenges through innovation and the latest technologies. We offer sustainable solutions that aim to recycle waste materials whenever possible.
The results of our Environmental Services segment are driven by customer demand for our wide variety of services, the volume, pricing and mix of waste managed and project work requiring responsible waste handling and disposal. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning, maintenance and specialty services at customer sites as well as environmental cleanup services on a scheduled or emergency basis, including response to large-scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites and the demand for and frequency of other offered services.
In managing the business and evaluating performance, management tracks the volumes and overall mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs, wastewater treatment facilities and landfills; the utilization rates of our incinerators; equipment and workforce, including billable hours; the number of parts washer services performed; and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP; U.S. industrial production; economic conditions in the general manufacturing, chemical, refinery and automotive markets, including efforts and economic incentives to increase domestic operations; available capacity at waste disposal outlets; demand for industrial cleaning and related industrial services; weather conditions; efficiency of our operations; technology; changing regulations; competition; market pricing of our services; costs incurred to deliver our services; and the management of our related operating costs.
Technical Services
We provide technical services through a network of service centers from which a fleet of vehicles are dispatched to pick up customers’ waste either on a predetermined schedule or on demand, and to deliver the waste to permitted facilities, which are usually owned by us. Our service centers can also dispatch chemists to a customer location for collection of chemical and laboratory waste for disposal. Our InSite Service® offering is a branded on-site/in-plant service delivery program through which we offer a full range of environmental, industrial and waste management services. This signature program is built on safety, quality, efficiency and integrity, and has been offered by Clean Harbors for more than 30 years. By leveraging Clean Harbors’ expertise and capabilities, our on-site crews are dedicated to developing the safest, most cost-effective and sustainable solutions to service our customers’ needs.
As an integral part of our services, we collect industrial waste from customers and transport such waste to and between our facilities for treatment or bulking for shipment to final disposal locations. Waste is typically accumulated in containers, such as 55-gallon drums, totes, bulk storage tanks or 20-cubic-yard roll-off containers. In providing this service, we utilize a variety of specially designed and constructed tank trucks and semi-trailers as well as third-party transporters and rail.
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
We provide large scale waste removal and disposal projects for water, soil and air remediation projects, including PFAS remediation. These end-to-end service offerings include carbon filtration remediation technologies, large-scale soil excavation and remediation, environmental construction including treatment system design and fabrication, equipment rentals, waste disposal and transportation.
Incineration is the preferred method for the treatment of organic hazardous waste because it effectively destroys the contaminants at high temperatures. High temperature incineration safely and efficiently eliminates organic waste such as herbicides, halogenated solvents, pesticides and pharmaceutical and refinery waste, regardless of form as gas, liquid, sludge or solid. Federal and state incineration regulations require a destruction and removal efficiency of at least 99.9999% for most organic waste and our incinerators meet or exceed these requirements.
As of December 31, 2025, we operated ten active incinerators at five facilities with a total annual practical capacity of 631,721 tons and offered a wide range of technological capabilities to customers. Our incinerator facilities in the United States are designed to process waste through the use of high-tech, high temperature incineration. Our technologies include rotary kiln incineration, which provides greater flexibility in destruction of hazardous waste, and fluidized bed incineration which helps promote a more complete organic combustion than other incineration technologies. Our incinerator facility in Lambton, Ontario, is a liquid injection incinerator designed primarily for the destruction of liquid organic waste. Typical waste streams at this location include wastewater with low levels of organics and other higher concentration organic liquid waste not amenable to conventional physical or chemical waste treatment.
Landfills are primarily used for disposal of inorganic waste. In the United States and Canada, we operate seven commercial landfills, six of which are designed and permitted for disposal of hazardous waste and one which is operated for non-hazardous industrial waste disposal. In addition to our seven commercial landfills, we also own and operate one non-commercial landfill that only accepts waste from our Kimball incinerators.
As of December 31, 2025, the useful economic lives of our six commercial hazardous waste landfills included approximately 33.0 million cubic yards of remaining capacity. We estimate the useful economic lives of landfills to include permitted airspace and unpermitted airspace that our management believes to be probable of being permitted based on our analysis of various factors. In addition to the capacity included in the useful economic life of these landfills, there are approximately 77.8 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted, although there can be no assurance that this additional capacity will be permitted. As of December 31, 2025, the useful economic life of our non-hazardous industrial landfill included 3.1 million cubic yards of remaining permitted capacity. This facility is located in the United States and has been issued operating permits under Subtitle D of the Resource Conservation and Recovery Act, or RCRA. Our non-hazardous landfill facility is permitted to accept commercial industrial waste, including waste from demolition and construction.
Another waste disposal outlet in our network of facilities are our TSDFs that collect, temporarily store, process and/or consolidate compatible waste streams for more efficient processing and transportation to final recycling, treatment or disposal destinations. These facilities hold special, hard-to-come-by permits, such as Part B permits under the RCRA, which allow them to process, transfer and dispose of waste through various technologies including recycling, incineration, landfill and wastewater treatment depending on each location's permitted and constructed capabilities.
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
Our wastewater treatment facilities process hazardous and non-hazardous waste through use of physical and chemical treatment methods. Our twelve wastewater treatment facilities offer or employ a range of wastewater treatment technologies. These facilities treat a broad range of liquid and semi-liquid waste containing heavy metals, organics and suspended solids. We are also able to employ mobile waste water treatment systems or manage more long-term regenerative carbon filtration and resin units at our customer sites via stand-ready agreements or on an ad hoc basis.
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
Our industrial services crews support ongoing in-plant cleaning and maintenance services on our customers' mission critical equipment and infrastructure. These services include liquid and dry vacuum services, hydro-blasting, dewatering and materials processing, leak detection and repair, tank cleaning, specialty mechanical services, vapor control, water and chemical hauling, foam cleaning, steam cleaning, ultrasonic cleaning technology and temporary housing services. We provide a variety of specialized industrial services, including plant outage and turnaround services; specialty cleaning services, including chemical cleaning and high and ultra-high pressure water cleaning; production services; and upstream energy services.
Field and Emergency Response Services
Our crews and equipment are dispatched on a planned or emergency basis and perform services such as large remediation projects, spill cleanup on land and water, demolition, site disinfecting, decontamination and disposal, confined space entry for tank cleaning, railcar cleaning, manhole/vault clean outs, product recovery and transfer, scarifying and media blasting, vacuum services, filtration, water treatment services and wetland restoration. We are also a leader in providing response services for environmental emergencies of any scale from man-made disasters such as oil spills and natural disasters such as hurricanes. We provide these field and emergency response services to a variety of customers across industries including utilities, manufacturing, transportation services and more.
Safety-Kleen Environmental
Our Safety-Kleen Environmental branches’ core service offerings focus on the small quantity waste generators predominately within the general manufacturing, automotive and transportation services industries. We provide containerized waste, parts-washer and vacuum services to a diverse range of customers including metal fabricators, machine manufacturers, fleet maintenance shops, automobile repair shops and car and truck dealers. General manufacturing customers account for more than thirty percent of the revenues for our Safety-Kleen Environmental revenues, with automotive customers making up less than twenty-five percent. We collect and transport hazardous and non-hazardous containerized waste for recycling or disposal, primarily through our network of recycling, treatment and disposal facilities. As the largest provider of parts cleaning services in North America, we offer a complete line of specially designed parts washers to customer locations and then deliver recurring service that includes machine cleaning, maintenance, disposal and replenishment of clean solvent or aqueous fluids. Our vacuum services remove solids, residual oily water and sludge and other fluids from customers' oil/water separators, sumps and collection tanks. We also remove and collect waste fluids found at large and small industrial locations, including metal fabricators, auto maintenance providers and general manufacturers.
Safety-Kleen Sustainability Solutions
Our Safety-Kleen Sustainability Solutions business offerings span the life-cycle of lubricants and other sustainable automotive products, including the collection of used waste oil and other fluids as well as production of re-refined and recycled oil and related materials. These operations include our re-refineries located in East Chicago, Indiana; Breslau, Ontario; Fallon, Nevada; Kingsland, Georgia; Tacoma, Washington; Wichita, Kansas; and Sanford, North Carolina. Our Newark, California and Rollinsford, New Hampshire, re-refineries were taken offline in early 2025.
Using our nationwide fleet of trucks, tankers, rail-cars and barges, our teams collect used waste oil from thousands of customers. These used waste oils then serve as feedstock for our oil re-refineries in order to produce sustainable recycled lubricants. In 2025, we collected 243 million gallons of used oil. Our state-of-the-art processes allow us to realize oil’s potential to be recycled and reused. We process the used oil into a variety of products, mostly base oils, including Group III base oils, and blended lubricating oils. Our Performance Plus® family of automotive and industrial lubricants are sold to on- and off-road corporate fleets, government entities, automotive service shops and industrial plants for hydraulic components, motors, pumps and valves. Our anti-wear hydraulic oils and lubricants provide extended operating life, protection from corrosion and abrasion and improved cleanliness. We also sell unbranded blended oils to distributors that resell them under their private label brands. These high-quality lubricants provide our customers with a sustainable solution to their oil demands.
Used oil can also be processed into recycled fuel oil, or RFO, which is then sold to customers such as asphalt plants, industrial plants, pulp and paper companies or into vacuum gas oil, or VGO which can be further re-refined into lubricant base oils or sold directly into the marine diesel fuel market. Our re-refineries processed 243 million gallons of used oil collected from customers in 2025 with some additives and additional used oil purchases, to return new re-refined oil, lubricants and byproducts back into the marketplace to help our customers meet the growing demand for the use of circular and sustainable products in their operations.
In 2025, we began construction of a state-of-the-art Solvent De-Asphalting, or SDA, unit adjacent to our East Chicago, Indiana, re-refinery. The facility will utilize industry-proven solvent de-asphalting processes, in combination with our existing hydrotreating capabilities, to reprocess certain by-products produced today into 600N base oil. 600N base oil is a high purity base oil that is typically used in heavy duty industrial applications due to its durability and high performance characteristics and historically captures a higher sales price than the base oil we currently produce. We launched this multi‑year project after recognizing a potential future shift in the market for the outlets of our existing byproducts. It is expected that this facility will be operational in 2028.
Our SKSS operations also collect and either recycle or dispose of related automotive products including antifreeze and oil filters. We sell automotive and industrial products, including antifreeze recycled through our collections, windshield washer fluid, degreasers, glass and floor cleaners, hand cleaners, absorbents, mats and spill kits.
Our SKSS segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. Segment results are impacted by market pricing, overall demand, partnerships and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings, including collection services for used oil, used oil filters and other automotive fluids. These fluid collections are used as feedstock in our oil re-refining to produce our base and blended oil products and our recycled automotive related fluid products or are integrated into our recycling and disposal network.
In operating the business and evaluating performance, management tracks the volumes and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall costs associated with the collection of used oil. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Overall product pricing as well as revenues generated and/or costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations, which change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Geographical Information
For the year ended December 31, 2025, we generated $5,490.9 million or 91.0% of our third-party revenues in the United States and $540.0 million or 9.0% of our third-party revenues in Canada. For the year ended December 31, 2024, we generated $5,352.4 million or 90.9% of our third-party revenues in the United States and $537.5 million or 9.1% of our third-party revenues in Canada. For additional information about the geographical areas from which our revenues are derived and in which our assets are located, see Note 3, “Revenues,” and Note 19, “Segment Reporting,” respectively, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Acquisitions and Divestitures
We execute acquisitions as an element of our business strategy, aiming to strengthen our overall capabilities and create opportunities for continued profitable growth. We also monitor our operations for opportunities to reallocate resources through the divestiture of non-core businesses. While no acquisitions were finalized in 2025, we assessed multiple acquisition targets during the year and expect to continue evaluating potential acquisition targets going forward. Acquisitions remain an important component of our capital allocation and growth strategy, which is guided by our proven disciplined and balanced approach.
In 2024, we acquired HEPACO for an all-cash purchase price of $392.2 million, net of cash acquired. The operations of HEPACO expanded our Environmental Services segment’s field services business. Also in 2024, we acquired Noble Oil Services, Inc. and its subsidiaries, collectively Noble, for an all-cash purchase price of $68.7 million, net of cash acquired. The acquisition of Noble expanded our SKSS segment’s oil collection operations in the southeastern region of the United States while also adding incremental production from the re-refinery owned and operated by Noble.
For additional information relating to our acquisition and divestiture activities, see Note 4, “Business Combinations,” to our consolidated financial statements included in Item 8 of this report.

Environmental Stewardship and Sustainability
Environmental Commitment
We are committed to a standard of excellence as an environmental steward and leader. We affirm to our employees, customers, stakeholders and the public that we will conduct our business activities in a manner that is protective of human health, safety and the environment. Our mission is to create a cleaner and safer environment, and our responsibility for the environment extends across the whole of our company and operations. Balancing environmental, economic and social considerations is foundational to our framework for sustained success and is expected by our employees, customers and other stakeholders. Our environmental sustainability efforts are twofold: we are focused on mitigating our own resource consumption and footprint as well as on providing industry, government and public stakeholders with a wide range of innovative solutions to minimize environmental impact and achieve sustainability goals.
Transparency
We are committed to transparency about the impacts and benefits of our business activities and actively evaluate how we as a company are addressing today’s most important issues with the intention of continuous improvement as an organization. Our sustainability program, across all lines of business, is designed to address the material environmental, societal and economic aspects of our organization. We communicate our sustainability programs, progress and performance across various channels. In September 2025, we published our 2025 Sustainability Supplement, which updates some of our key sustainability metrics and is intended as a companion to our 2024 Sustainability Report. A copy of this report can be found in the “About Us” section of our website. None of our website, our 2024 Sustainability Report, or our 2025 Sustainability Supplement are incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K or any other document, unless expressly incorporated by reference. We continue to align with materiality mapping and guidance developed by the Sustainability Account Standards Board, or SASB, which is part of the International Financial Reporting Standards, or IFRS. We also disclose according to Global Reporting Initiative, or GRI, Standards as well as report on select voluntary disclosures we believe are material but may not be formally expressed in other frameworks.
We have requirements for periodic reporting to regulatory agencies that are available to the public and we continue to monitor for legislation that may influence requirements for sustainability-related disclosures. We routinely provide environmental data to our customers to better understand and analyze their environmental footprint, including but not limited to supporting in-scope emissions reporting for waste generated in operations. We voluntarily disclose to select for-profit and non-profit external sustainability reporting and assessment organizations, many of which in-turn communicate to subscribers and the public their evaluation of corporate sustainability performance based on a combination of public and private information. These entities include EcoVadis, Carbon Disclosure Project, or CDP; Institutional Shareholder Services, or ISS, -Corporate; S&P Global Ratings; MSCI, Sustainalytics; Moody’s Analytics; The Sustainability Project, or TSP, and others.
Solving Complex Environmental Challenges
As a leading provider of environmental services, we help to both prevent the release of chemicals and hazardous waste streams into the environment as well as recover and decontaminate pollutants that have been released. This includes the safe and compliant management, destruction or disposal of hazardous materials to ensure these materials are no longer a danger to the environment. With a focus on delivering sustainable solutions to address emerging contaminants and pollutants, we launched our Total PFAS Solutions service, providing our customers with a single source provider of PFAS handling from sampling to remediation and disposal as well as filtration. We offer the most comprehensive and proven PFAS Solution in North America. We conducted a PFAS incineration study in conjunction with the Environmental Protection Agency, or EPA, and Department of War, or DOW, in November 2024. Results, which were reviewed by third-party experts, were issued in September 2025 and concluded that our RCRA-permitted, high-temperature incineration achieved a safe and permanent thermal destruction of PFAS in its various forms, demonstrating cost-effective destruction at commercial scale as well as 99.9999% effectiveness in thermal destruction.
Recycling and Product Circularity
Material recycling and reclamation is a critical element of today’s sustainability-focused industrial landscape. When providing environmental services, we are committed to the recycling, reuse and reclamation of material streams whenever practical using a wide-range of advanced methods and technologies. Many of our sustainable services and products provide critical recycling solutions to the marketplace. Wherever possible, solvents, chemicals and used oil are continuously recycled to industry standards and reprocessed into useful and sustainable products. Our tolling programs provide closed-loop systems in which the customer’s spent solvents are recycled to precise specifications and returned directly to the customer. As the largest re-refiner and recycler of used oil in North America, we collect millions of gallons of used oil and process these used oil gallons, along with additives and some purchased used oil, into millions of gallons of new re-refined base oil, lubricants and byproducts that are returned back into the marketplace. Our circular capability to serve as an outlet for used lubricants in the marketplace, which we then re-refine and convert into high-quality, environmentally responsible recycled products, distinguishes us from many competitors. This process also provides an alternative to other disposal options of the used lubricants.
We are committed to improving the efficiency of our environmental operations to scale with the growth of our company. Our operational assets present significant opportunities to implement sustainable and circular business practices. Our Fleet Asset Refurbishment Program is a comprehensive effort to rebuild fleet vehicles and assets to “like new” quality while reusing or recycling as much of the original materials as possible. Annually, we replace hundreds of vehicle assets, such as vacuum trucks, industrial air movers and waste oil trucks, with state-of-the-art refurbished or internally manufactured equivalents using repurposed parts whenever possible. Our parts washers services’ field repair and refurbishment program enables us to repair thousands of parts washers in the field, saving on transportation and fuel, and at dedicated reconditioning facilities conserving materials and resources for required maintenance. We also look across our operational facilities to identify recycling initiatives to improve efficiencies. Our flagship El Dorado, Arkansas, facility has the capability to recycle and reconstitute plastic containers and produce hundreds of thousands of recycled containers each year. We expect to expand these recycling capabilities across other facilities in the future. Circularity in our business extends to water conservation and stewardship as well. We treat millions of customer wastewater gallons annually both at our dedicated wastewater treatment facilities and through the advanced treatment and remediation of impacted waters at our customers’ locations.
Community Engagement and Resilience
We are dedicated to being a good neighbor in the communities in which we live and work and understand that the success of our enterprise is connected to the prosperity of the communities in which we operate. We believe that staying engaged with our communities, customers and stakeholders can contribute to the long-term health of the environment, society and local economies. Our endeavors have spanned collaborative partnerships with local organizations, active involvement in community events and the mobilization of our employees for regional volunteer efforts. We facilitate thousands of Household Hazardous Waste, or HHW, collection programs in our communities throughout North America through the collection of paints, solvents, batteries, fluorescent lamps, pesticides, cleaners and other hazardous materials that otherwise might be improperly disposed of or become dangerous. When our communities need us, we are there. We understand that adaptability and resilience are central to the sustainability of our local and global communities. With our extensive national presence of over 150 emergency response locations, we have the manpower, equipment and technical expertise to manage large and small environmental emergencies. We can rapidly deploy experienced teams to address unplanned releases of chemicals, oil, fuels, solvents or many other hazardous material spills including emerging pollutants such as PFAS or bio-contaminants. We also address damage caused by climatic events and natural disasters such as hurricanes, wildfires, earthquakes and storms. As a company, responding to emergencies is simply part of who we are and what we do.
Competitive Markets
Due to the variety of services and products offered, we face competition from companies in various industries across all lines of business. Our breadth of service offerings however has resulted in no one competitor directly competing with our full suite of offerings. Sources of competition vary by locality and by type of service rendered, with competition coming from national and regional industrial and automotive waste services companies and hundreds of privately-owned firms. Veolia North America, Enviri Corporation, Republic Services, Waste Management, GFL Environmental and Crystal Clean were the principal national firms with which we competed in 2025. Each of these competitors is able to provide one or more of the products and services we offer.
Under federal and state environmental laws in the United States, generators of hazardous waste remain liable and responsible for the proper disposal of such waste. Although generators may hire various companies that have the proper permits and licenses, because of the generators' potential liability, they tend to be very interested in the reputation and financial strength of the companies they use for the management of their hazardous waste. We believe that our technical proficiency, safety record, customer service-oriented culture and overall reputation are important considerations to our customers in selecting and continuing to utilize our services. We also believe that the depth of our recycling, treatment and disposal capabilities, and our ability to collect and transport waste materials efficiently are additional significant differentiating factors that create an advantage for us in the market for treatment and disposal services.
Competition within our Environmental Services segment varies by locality and type of service rendered. For our landfill and waste services, competitors include several major national and regional environmental services firms, as well as numerous smaller local firms. For our commercial incineration services, our competitors include Veolia North America, EQT Infrastructure and Ross Incineration. We believe the availability of skilled, technical and professional personnel, quality of performance, diversity of services, safety record, quality and scale of assets and use of current technologies, as well as price, are the key competitive factors in this service industry. With regard to commercial hazardous waste incineration services, we operate the largest network of such facilities in North America. For our industrial, field, emergency response and Safety-Kleen branches’ core services, competitors vary by locality and by type of service rendered, with competition coming from national and regional service providers and hundreds of privately-owned firms that offer similar services. Crystal Clean in the United States and CEDA, GFL Environmental Inc. and Secure Waste Infrastructure Corp in Canada are the principal national firms with which we compete for this work. There are also several regional and local firms with which we compete.
For our SKSS segment, competitors vary by locality and by type of services rendered, with competition coming from Crystal Clean, along with many regional and local firms. We believe that geographic coverage, pricing and breadth of services and products, including our ability to produce high quality sustainable lubricants from the used motor oil we collect, are key competitive factors in this industry. With our Safety-Kleen Oil Plus® closed loop offering, we are competing in certain markets with other North American lubricant distributors. With our KLEEN+ base oil produced at our re-refineries, we compete against base oil produced at traditional oil refineries such as Motiva Enterprises LLC and Chevron Corporation.
We believe that we offer a more comprehensive range of services and products than our competitors in major portions of the United States and Canada.
Human Capital
As of December 31, 2025, we employed 22,155 active full-time employees, of which 1,616 in the United States and 642 in Canada were represented by labor unions. In response to the needs of our business, we also employ temporary and part-time employees. As of December 31, 2025, the total of all active employees, inclusive of the temporary and part-time workforce, was 22,591.
Our human capital objectives prioritize the health and safety of our employees, employee development and training, fair and competitive compensation and benefits, and Equal Opportunity Employer hiring practices. Key metrics that management uses to measure these objectives include TRIR, voluntary turnover rates and certain training and employee engagement metrics, all of which are monitored at all levels of the organization. Our focus on these human capital objectives resulted in a 150 basis point reduction in our voluntary turnover rate in 2025, the lowest level in the last five years.
We believe that our relationship with our employees is positive, and we engage with our employees through periodic employee engagement surveys and other mechanisms to continue the development of these relationships. As part of our commitment to employee safety and quality customer service, we have an extensive compliance program and trained environmental, health and safety staff. We continually strive to invest in our employees through training programs, including training specifically aimed at workplace safety and cybersecurity. We provide the training and licensing necessary to maintain a skilled and experienced workforce. Our company-wide Green Hat program identifies newly hired teammates by their green hats, signaling to more senior teammates to provide extra help, oversight or explanation, and also highlights everyone’s ownership of a safe work environment. We also provide competitive compensation and benefit programs, including matching employee contributions towards certain retirement savings plans and health savings accounts and our Employee Stock Purchase Program.
We are committed to fundamental human rights principles and we have a comprehensive Human Rights Policy to formalize the standards to which we hold ourselves accountable. Respect is essential to our interactions with employees, customers, shareholders and the public at large. In recognition of our Human Rights Policy, we promote equal opportunity and respect in our workplaces. Our seven employee resource groups were developed to encourage belonging, inclusion and collaboration among our employees at Clean Harbors.
Resources
We have invested significantly in the development of proprietary technologies and also to establish and maintain an extensive knowledge of leading technologies, including the incorporation of artificial intelligence platforms and robotic process automation. We incorporate these technologies into the services we offer and provide to our customers to enhance the service quality and value received by our customers, which reduces the time to perform and increases the safety of such services. For example, our internally developed proprietary software system, Waste Information Network, not only allows us and our customers to track waste throughout our network, but technology also aids in safer packaging of materials and waste and incorporates artificial intelligence to optimize route efficiency and handle waste efficiently and safely.
As of December 31, 2025, we held a total of 31 U.S. and 6 foreign issued or granted patents (which will expire between 2026 and 2042), three U.S. and five foreign pending patent applications, 92 U.S. and 68 foreign trademark registrations, and five U.S. pending trademark registrations and two foreign trademark registrations. We also license software and other intellectual property from various third parties. We enter into confidentiality agreements with certain of our employees, consultants and corporate partners, and control access to software documentation and other proprietary information.

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
Management of Risks
We adhere to a program of risk management policies and practices designed to reduce potential liability, as well as to manage customers' ongoing environmental exposures. This program includes installation of risk management systems at our facilities, such as fire suppression, employee training, environmental consciousness, auditing and policy decisions restricting the types of waste handled. We evaluate all revenue opportunities and decline those that we believe involve unacceptable levels of risk.
We dispose of waste at our incinerator, wastewater treatment, landfill and other facilities, or at approved facilities owned and operated by other companies. We apply established technologies to treatment, storage and recovery of hazardous waste. We believe our operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations.
Insurance and Financial Assurance
Our insurance programs cover the potential risks associated with our multifaceted operations from two primary exposures: direct physical damage and third-party liability. We maintain a casualty insurance program that provides coverage for vehicles, employer's liability and commercial general liability in the aggregate amount of $110.0 million, $102.0 million and $102.0 million, respectively, per year, subject to retentions of $2.0 million for employers' liability in the United States, $5.0 million per occurrence for auto, $2.0 million per occurrence for commercial general liability in the United States and $2.0 million (CAD) per occurrence for employer's liability, auto and commercial general liability in Canada. We have workers' compensation insurance with limits established by state statutes. We also maintain cybersecurity liability insurance that has limits of $5.0 million per occurrence.
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
For sudden and accidental in-transit pollution liability, our auto liability policy provides the primary $10.0 million per occurrence of transportation pollution insurance. Our pollution liability policies provide an additional $85.0 million per occurrence and $85.0 million in the aggregate for a total of $95.0 million per occurrence and $95.0 million in the aggregate, respectively. A $5.0 million deductible per occurrence applies to this coverage in the United States and Canada.
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
Operators of hazardous waste handling and certain other permitted facilities are required by federal, state, provincial and local regulations to provide financial assurance for closure and post-closure care of those facilities should the facilities cease operation. Closure care would include the cost of removing the waste stored at a facility that ceased operating and sending the material to another facility for disposal and the cost of performing certain procedures for decontamination of the facility. Once a site has been certified as closed by the applicable agency, post-closure care would include maintenance and monitoring costs over a required period of time, typically 30 years. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds and insurance from qualified insurance companies.
Government Regulations
Our business is subject to extensive and evolving federal, state, provincial and local environmental, health, safety and transportation laws and regulations. While our business has historically benefited from increased government regulation of hazardous waste transportation, storage and disposal, the environmental services industry itself is the subject of extensive and evolving regulation by federal, state, provincial and local authorities. Increasing regulations may have a negative impact on our operating costs; however, extensive environmental regulation applicable to our industry and operations is a barrier to rapid entry of competitors that benefits us. Additionally, the impacts of regulations on our customers further enhance the value of the disposal and environmental services we can provide.
We are required to obtain federal, state, provincial and local permits or approvals for each of our hazardous waste facilities. We have acquired all material operating permits and approvals required for the current operation of our business and have applied for, or are in the process of applying for, all permits and approvals needed in connection with planned expansion or modifications of our operations. We continue to monitor and comply with the requirements of our permits and these regulations.
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
United States Hazardous Waste Regulation
Federal Regulations.    The most significant federal environmental laws affecting us are RCRA; the Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund Act; the Clean Air Act; the Clean Water Act; and the Toxic Substances Control Act, or TSCA.
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
Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA or an authorized state agency unless a specific exemption exists and must comply with certain operating requirements, also known as the Part B permitting process. RCRA also requires that Part B permits contain provisions for required on-site study and cleanup activities, known as “corrective action,” including detailed compliance schedules and provisions for assurance of financial responsibility. See Note 9, “Closure and Post-Closure Liabilities,” and Note 10, “Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our environmental liabilities. See “Insurance and Financial Assurance” above for a discussion of our financial assurance requirements.
The Superfund Act.    The Superfund Act is the primary federal statute regulating the cleanup of inactive hazardous substance sites and imposing liability for cleanup on the responsible parties. It provides for immediate EPA-coordinated response and removal actions for hazardous substances released into the environment. It also authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. The statute provides for strict and, in certain cases, joint and several liability to the parties involved in the generation, transportation and disposal of hazardous substances for the cost of these responses and for the cost of damages to natural resources. Under the statute, we may be deemed liable as a generator or transporter of a hazardous substance that is released into the environment, or as the owner or operator of a facility from which there is a release of a hazardous substance into the environment. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a description of the principal such proceedings in which we are now involved.
The Clean Air Act.    The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of hazardous air pollutants. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations that (i) control emissions of 188 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone-depleting chemicals; and (iv) provide for enhanced enforcement.
The Clean Water Act.    This legislation prohibits discharge of pollutants into the waters of the United States without government authorization and regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The EPA has promulgated “pretreatment” regulations under the Clean Water Act, which establish pretreatment standards for introduction of pollutants into publicly-owned treatment works. In the course of the treatment process, our wastewater treatment facilities generate wastewater, which we discharge to publicly-owned treatment works pursuant to permits issued by the appropriate government authorities. We are required to obtain discharge permits and conduct sampling and monitoring programs.
TSCA.    We operate a network of collection, treatment and field services (remediation) facilities throughout North America whose activities are regulated under provisions of TSCA. TSCA established a national program for the management of substances classified as PCBs, which include waste PCBs as well as RCRA waste contaminated with PCBs. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB waste. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations, including the decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination at customer sites.
Other Regulation Impacting U.S. Operations
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
Health and safety standards under the Occupational Safety and Health Act, or OSHA, are also applicable to all of our operations.
State and Local Regulations. Pursuant to the EPA's authorization of RCRA equivalent state-run programs, a number of U.S. states have regulatory programs governing the operations and permitting of hazardous waste facilities. Accordingly, the hazardous waste treatment, storage and disposal activities of a number of our facilities are regulated by the relevant state agencies in addition to federal EPA regulation.
Some states classify certain wastes as hazardous that are not regulated under RCRA. For example, certain states, including Massachusetts and California, consider used oil as “hazardous waste” while RCRA does not. Others require specific handling of used oil. Accordingly, we must comply with state and local requirements for handling state-regulated waste, and when necessary, obtain state licenses for treating, storing and disposing of such waste at our facilities.
Some states regulate other aspects of our operations as well. For example, certain states, including Delaware and New York, have set strict regulations regarding the level of volatile organic compounds in parts washer solvents. We endeavor to be and remain in compliance with all applicable state regulations.
Our facilities are also regulated pursuant to state statutes, including those addressing clean water and clean air. Local sewer discharge and flammable storage requirements are applicable to certain of our facilities. Our California RCRA permitted facilities are subject to the Violations Scoring Procedure, or VSP, a state-level facility compliance program. Our facilities are also subject to local siting, zoning and land use restrictions. We believe that each of our facilities is in substantial compliance with the applicable requirements of federal and state licenses, which we have obtained. Once issued, such licenses have maximum fixed terms of a given number of years, which differ from state to state, ranging from three to ten years. The issuing state agency may review or modify a license at any time during its term. We anticipate that once a license is issued with respect to a facility, the license will be renewed at the end of its term if the facility’s operations are in compliance with applicable requirements. However, there can be no assurance that regulations governing future licensing will remain static, or that we will be able to comply with such requirements.
Regulations by the International Maritime Organization or IMO, primarily impact shipping businesses and require that ships that traverse the oceans use marine fuels with a sulphur content of no more than 0.50% sulphur, versus the previous cap of

3.50%, in an effort to reduce the amount of sulphur oxide and decrease pollution and greenhouse gas emissions from the global shipping fleet. The shipping industry is the last major transportation sector to utilize fuel with high levels of sulfur, which is the reason the IMO pushed the industry to more closely align with other transport sectors for pollution reduction. This regulation indirectly impacts our SKSS segment as it has reduced the end market of used oil.
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
These legislative acts were developed by the provinces independently and, among other things, generally control the generation, characterization, transport, treatment and disposal of hazardous waste. Regulations developed by the provinces under the relevant legislation are also developed independently, but are often quite similar in effect and sometimes in application. For example, there is some uniformity in manifest document design and utilization.
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
Canadian Federal Regulations.    The Canadian federal government has authority for those matters that are national in scope and in impact and for Canada's relations with other nations. The main federal laws governing hazardous waste management are the:
•Canadian Environmental Protection Act (1999), or CEPA 99, and
•Transportation of Dangerous Goods Act.
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
The Export and Import of Hazardous Waste and Hazardous Recyclable Material Regulations under CEPA 99 control the export and import of hazardous waste and hazardous recyclable materials. By reference, these regulations incorporate the Transportation of Dangerous Goods Act and Regulations, which address identification, packaging, marking and documentation of hazardous materials during transport. CEPA 99 requires that anyone proposing to export or import hazardous waste or hazardous recyclable materials or to transport them through Canada must notify the Minister of the Environment and obtain a permit to do so. Section 9 of CEPA 99 allows the federal government to enter into administrative agreements with the provinces and territories for the development and improvement of environmental standards. These agreements represent cooperation towards a common goal rather than a delegation of authority under CEPA 99. To facilitate the development of provincial and territorial agreements, the federal, provincial and territorial governments participate in the Canadian Council of Ministers of the Environment, or the CCME. The CCME comprises the 14 environment ministers from the federal, provincial and territorial governments, who normally meet at least once a year to discuss national environmental priorities and to determine work to be carried out under the auspices of the CCME.

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
Compliance with Environmental Regulations
The environmental regulations discussed above guide certain operations of the Company and require that we remediate contaminated sites, operate our facilities in accordance with enacted regulations, obtain required financial assurance for closure and post-closure care of our facilities should such facilities cease operations and make capital investments in order to keep our facilities in compliance with environmental regulations.
As further discussed in Note 9, “Closure and Post-Closure Liabilities,” and Note 10, “Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, as of December 31, 2025, we had recognized closure, post-closure and environmental liabilities of $230.7 million. For the years ended December 31, 2025, 2024 and 2023, we spent $16.1 million, $27.5 million and $29.0 million, respectively, to address environmental liabilities.
As discussed more fully above under the heading “Insurance and Financial Assurance,” we are required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at our facilities. We have placed the required financial assurance primarily through qualified insurance companies.
As described in Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, from time to time we are involved in legal proceedings arising under environmental laws and regulations. Alleged failure to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by government entities. In addition, such government entities, as well as surrounding landowners, may claim that we are liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material effect on our business and future prospects.
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
Providing our suite of services to our customers and operating our facilities involves risks such as equipment defects, malfunctions and failures and natural or man-made disasters, which could potentially result in releases of hazardous materials, damage to or total loss of our property or assets, injury or death of our employees, subcontractors or others, reduced perceived value of our brand or damage to our reputation, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Our employees and subcontractors, when necessary, often work under potentially hazardous conditions. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, property damage or destruction, reputational damage, loss of operating permits or restrictions placed on our operations. We must also maintain a solid safety record in order to remain a preferred supplier to our major customers and protect the value of our brand in the marketplace. We seek to minimize our exposure to such risks primarily through (i) comprehensive training programs, (ii) utilizing proper equipment and the latest technologies, (iii) our Environmental Compliance Internal Audit Program, (iv) vehicle and equipment maintenance programs, (v) subcontracting with reputable third-parties, (vi) industrial control systems and (vii) insurance. Such actions and insurance though may not be adequate to cover all of our potential liabilities, which could negatively impact our results of operations and cash flows.

Our operations are increasingly dependent upon technology. Failure of these technologies, failure to upgrade or innovate these technologies, failure to property implement and maintain these technologies or failure to identify and develop new technologies could have an adverse impact on our results.
Our information technology systems are critical to our operations, customer experience and financial reporting. Malfunctions of these technologies, including disruptions due to natural or man-made disasters (e.g., terrorism), could interrupt operations, create incremental operational and safety risks, such as those noted above, or negatively impact our service to our customers and our business reputation. System failures could also impede our ability to collect and report financial results timely or comply with regulations associated with our operations. In addition to our information technology systems, we rely on operational technology, including industrial control systems, to manage and monitor certain treatment, incineration and transportation activities. Disruptions, failures or cyber intrusions affecting these systems could impair our ability to operate facilities safely or profitably, comply with permit conditions or respond effectively to incidents, and could increase the risk of environmental releases or personal injury.
The inability to create and implement a governance framework and risk mitigation strategies in relation to emerging technologies, including artificial intelligence, could create potential risks to the Company. The use of artificial intelligence has the potential to alter how technology is employed within our business and may impact specific areas in ways that remain unpredictable. Our inability to efficiently leverage the advantages that artificial intelligence offers may weaken our competitiveness. Furthermore, inadequate risk management regarding technology and artificial intelligence could result in detrimental consequences for both our operational outcomes and competitiveness.
Identification of new and emerging technologies with regard to waste disposal and recycling may be a risk and an opportunity to our business. Research and development of new technologies may require significant spending that may negatively impact our operating results and cash flows. Failure to innovate and focus on new technologies that provide superior alternatives to traditional environmental services, waste disposal or oil collection and re-refining service offerings may negatively impact our financial results. Our industry competitiveness could be affected by the introduction of new technological solutions that offer lower cost alternatives to incineration methods for waste disposal.
A cybersecurity incident could negatively impact our business, operations and relationships with customers.
We use technology in substantially all aspects of our business operations. Mobile devices and other online technologies connect our employees to our customers and our networks. Such uses give rise to cybersecurity risks, including security breach, espionage, ransomware, system disruption, theft, disruption of our business operations, remediation costs for repairs of system damage and inadvertent release of information. Our business involves operational technology integral to our day-to-day business and the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including, but not limited to, private information about employees and financial and strategic information about our company and our business partners. Furthermore, as we pursue our strategy to grow through acquisitions and new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.
We maintain what we believe is sufficient insurance coverage that may (subject to certain policy terms and conditions, including deductibles) cover certain aspects of third-party security and cybersecurity risks and business interruption; however, our insurance coverage may not always cover all related costs or losses.
We actively assess our cybersecurity and technology risks and modify our operational response to such risks as circumstances and technology change. If we fail to assess and identify current cybersecurity risks and those associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. We have implemented measures aimed at preventing security breaches and cyber incidents, including the establishment of processes, procedures and systems focused on response readiness, planning, disaster recovery and business continuity. To avoid the collection and housing of customer payment records, we partner with a Payment Card Industry compliant third party to handle our customers’ credit card transactions in a secure a manner. Despite our best efforts, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our operational technology, information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, damage to our assets, brand reputational damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, which could have a material adverse effect on our financial position, results of operations or cash flows and could subject us to regulatory enforcement actions, contractual liability or increased insurance costs.
Natural disasters or other catastrophic events, as well as their residual macroeconomic effects, could negatively affect our business.
Natural disasters such as hurricanes, tornados, earthquakes, wildfires or other catastrophic events, including public health threats or the effects of climate change, could negatively affect our operations and financial performance and harm our reputation. The direct and indirect impact of such events could include physical damage to one or more of our facilities, equipment or operating locations; the temporary lack of an adequate workforce in a market; and the temporary disruption in rail or other modes of transportation upon which we rely. These events could prevent or delay shipments to and collections from customers and those from suppliers. Residual and lingering macroeconomic effects from such events could impact our supply chain, distribution network and/or workforce via longer disruptions or increased costs. These impacts could have a material effect on our business, financial condition, results of operations and cash flows.
Weather conditions and other event-driven special projects could also cause interim variations in our results. These events could adversely impact the ability of our suppliers and customers to conduct business activities and could ultimately do so for an indefinite period of time. As a result, we may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2025, we have recorded closure, post-closure and remedial liabilities valued at $230.7 million, substantially all of which we assumed in connection with acquisitions. We calculate these environmental liabilities on a present value basis in accordance with generally accepted accounting principles, which take into consideration both the estimated cost to remediate such liabilities and the estimated timing of the remediation. We anticipate our environmental liabilities will be payable over many years and that cash flows generated from our operations will generally be sufficient to fund the payment of such liabilities when required. Though we have the ability to perform much of the required remediation efforts internally, which helps to limit the cost exposure, events not now anticipated, including future changes in environmental laws and regulations, including laws, regulations or guidance addressing emerging contaminants such as PFAS, changes to the natural landscape at or surrounding our facilities or remediation sites, or new information identified during remediation, could require that such payments be made earlier or in greater amounts than we now estimate, which could adversely affect our financial condition, results of operations and cash flows.
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
Our future operating results may be affected by such factors as our ability to utilize our facilities and workforce profitably in the face of price competition, maintain or increase market share in an industry that has in the past experienced significant downsizing and consolidation, realize benefits from cost reduction programs, collect incremental volumes of waste to be handled through our facilities from existing and acquired sales offices and service centers, obtain sufficient volumes of waste at prices that produce revenue sufficient to offset the operating costs of our facilities, minimize downtime and disruptions of operations and develop our field services business. In particular, economic downturns or recessionary conditions in North America, and increased outsourcing by North American manufacturers to plants located in countries with lower wage costs and less stringent environmental regulations, have adversely affected and may in the future adversely affect the demand for our services. Our business is also cyclical to the extent that it is dependent upon streams of waste from cyclical industries such as chemical and petrochemical. If those cyclical industries slow significantly, the business that we receive from them would likely decrease.

A significant portion of our business depends upon the demand for emergency response services at industrial facilities or on our roadways, railways or waterways, and other remedial projects and regulatory developments over which we have no control.
Our operations, specifically within the Environmental Services segment, can be affected by the commencement and completion of cleanup of major spills and other events, customers’ decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, secular changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in the myriad of government regulations governing our diverse operations. We do not control such factors, and as a result, our revenue and income can vary from quarter to quarter, and past financial results for certain quarters may not be a reliable indicator of future results for comparable quarters in subsequent years.
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
Our operations, predominately within the SKSS segment, involve collecting used oil, re-refining a portion of such used oil into base and blended lubricating oils and then selling both base and blended oil products to customers. Reduced demand for oil products, whether temporary due to market conditions or a lasting long-term trend, may also lower demand for our services of collecting used oil and, in turn, reduce our feedstock oil volumes for processing through our re-refineries. There are significant fixed costs associated with operating our re-refinery facilities, and should production volumes at these facilities decrease, our results of operations and profitability may be materially impacted.
Factors such as geopolitical developments, supply and demand imbalances and macroeconomic shifts may contribute to heightened oil price volatility in global oil markets. This volatility may lead to reduced profitability and increased operating costs in our oil operations and also may impact the cost of fuels throughout our transportation network and facilities. These volatility impacts may affect our financial condition, results of operations and cash flows.
Certain portions of our business, including our Safety-Kleen branches’ core service offerings of containerized waste collection services, parts washer services and vacuum services, are connected to the automotive industry. Miles driven and routine automotive maintenance, along with other automotive industry trends, impact demand for parts-washer services, containerized waste collections and vacuum services. Declines in this industry, whether temporary or reflecting longer-term fundamental changes in transportation, energy usage or vehicle technology, may reduce the demand for these core service offerings, which may adversely impact our financial results.
LEGAL, ENVIRONMENTAL AND REGULATORY COMPLIANCE RISKS
Our businesses are subject to numerous statutory and regulatory requirements, which may change in the future.
Our businesses are subject to numerous statutory and regulatory requirements. Our ability to continue to hold licenses, permits and transportation operating authority required for our businesses is subject to maintaining satisfactory compliance with such requirements. We may incur significant costs to maintain compliance. Our ability to obtain modifications to our permits or obtain permits to expand our facilities may be met with resistance, substantial statutory or regulatory requirements or may be too costly to achieve. These requirements may cause us to postpone or cancel our plans. Additionally, our operations are subject to numerous national, state, provincial and local transportation regulations that have various compliance requirements and associated operational costs. Future statutory and regulatory requirements, including any legislation focused on combating climate change, may require significant cost to comply or may require changes to our products or services.

Regulators, in addition to investors, customers and the public in general, have been increasingly focused on environmental, governance and cybersecurity practices of companies. We may be subject to additional regulations and disclosure requirements in the future arising from the increased focus in these areas.
The occurrence of any of the foregoing could have a material impact on our financial condition or results of operations. Further, although we are very committed to compliance and safety, we could be subject to significant fines and penalties, our reputation could be adversely affected and/or we may incur significant costs to maintain or improve our compliance if our businesses, or third-parties with whom we have a relationship, were to fail to comply with such statutory and regulatory requirements.
The extensive environmental regulations to which we are subject, including potential climate change legislation and regulations, may increase our costs and potential liabilities and limit our ability to operate and expand our facilities.
Our operations and those of others in the environmental services industry are subject to extensive federal, state, provincial and local environmental requirements in both the United States and Canada, including those outlined in the “Government Regulations” section in Item 1 of this Annual Report on Form 10-K. If we fail to comply with regulations governing the transport, handling and disposal of hazardous materials, such failure could negatively impact our ability to collect, process and ultimately dispose of hazardous waste generated by our customers. Efforts to conduct our operations in compliance with all applicable laws and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we and other companies in the environmental services industry are routinely faced with government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on waste management facilities and contaminated sites. Certain of these laws impose strict and, under certain circumstances, joint and several liability on current and former owners and operators of facilities that release regulated materials or that generate those materials and arrange for their disposal or treatment at contaminated sites. Such liabilities can relate to required cleanup of releases of regulated materials and related natural resource damages.
From time to time, fines and/or penalties have been levied upon us in government environmental enforcement proceedings. Such fines typically have related to our waste treatment, storage and disposal operations. Although none of these fines or penalties that we have paid in the past have had a material adverse effect upon us, future fines and penalties may be more substantial. Further, in the future we may be required to make substantial capital expenditures as a result of government proceedings which would have a negative impact on our financial condition, cash flow and results of operations. Regulators also have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment and vehicles based on, among other factors, our compliance record, and customers may decide not to use a particular disposal facility or do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our operations and could have a material impact on our financial results. Although we have never had any of our facilities’ operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.
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
We are subject to existing and potential product liability lawsuits relating to our parts washer services.
Through our Safety-Kleen branded operations within the Environmental Services segment, we have been from time to time named as a defendant in product liability lawsuits in various courts and jurisdictions throughout the United States. As of December 31, 2025, we were involved in 76 such proceedings (including cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of our parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvents used in the parts cleaning equipment contained contaminants or that the solvent recycling process does not effectively remove the contaminants that become entrained in the solvents during their use. In addition, certain claimants assert that we failed to adequately warn the product user of potential risks, including a historic failure to warn that such solvents contain trace amounts of toxic or hazardous substances such as benzene.
We maintain insurance that we believe will provide coverage for these claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), though this insurance may not provide coverage for potential awards of punitive damages and be inadequate if the number of claims grows substantially. Although we have vigorously defended and will continue to vigorously defend ourselves and the safety of our products against all of these claims, these lawsuits are subject to many uncertainties and outcomes that cannot be predicted with assurance. We may also be named in additional product liability lawsuits in the future, including claims for which insurance coverage may not be available. If any one or more of these lawsuits were decided unfavorably and the plaintiffs were awarded punitive damages, or if insurance coverage were not available for any such claim, our financial condition and results of operations could be materially and adversely affected. Additionally, if any one or more of these lawsuits were decided unfavorably, such outcome may encourage more lawsuits against us.
STRATEGIC TRANSACTION RISKS
Failure to correctly identify and execute upon strategic acquisitions and divestitures or effectively execute large-scale capital projects could adversely impact our future results.
We continuously evaluate potential acquisition candidates and from time to time acquire companies that we believe will strategically fit into our business and growth objectives. If we are unable to successfully integrate and operate acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results. We also continually review our portfolio of assets to determine the extent to which assets or groups of assets are contributing to our objectives and growth strategy. If we decide to sell a business or specific asset group, we may be unable to do so on satisfactory terms and within our anticipated time frame.
Significant large-scale capital projects are periodically undertaken by the organization. The execution of such initiatives often requires comprehensive planning, specialized expertise and significant capital expenditures. If we are unable to successfully execute these capital projects, it could result in unanticipated project delays or incremental capital requirements that could impact our future financial condition, results of operations or cash flows.
Future acquisitions of companies may expose us to unknown liabilities.
If there are unknown liabilities or other obligations, including contingent liabilities, environmental remediation costs or unknown legal matters arising from potential acquisitions, our business could be materially affected. We may learn additional information about potential acquired companies that adversely affects us, such as unknown liabilities or other issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.
INSURANCE, ACCOUNTING AND TAX RELATED RISKS
If we become unable to obtain, at reasonable cost, the insurance, surety bonds, letters of credit and other forms of financial assurance required for our facilities and operations, our business and results of operations would be adversely affected.
We are required to provide substantial amounts of financial assurance to government agencies for closure and post-closure care of our licensed hazardous waste treatment facilities and certain other permitted facilities should those facilities cease operation, and we are also occasionally required to post surety, bid and performance bonds in connection with certain customer projects. We have obtained all of the required financial assurance for our facilities through a combination of surety bonds and insurance from qualified insurance companies. The financial assurance related to closure and post-closure obligations of our U.S. and Canadian facilities will renew at various dates throughout 2026.
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
We carry a range of insurance policies intended to protect our assets and operations, including general liability insurance, property damage, business interruption, environmental risk and vehicle liability insurance. These policies are outlined in the “Insurance and Financial Assurance” section in Item 1 of this Annual Report on Form 10-K. While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages, and as a result our insurance program may not fully cover us for losses we may incur.
As a result of a number of catastrophic weather and other events, insurance companies have incurred substantial losses and in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions and/or have substantially increased the cost of such coverage. If this trend continues, we may not be able to maintain insurance of the types and coverage we desire at reasonable rates or at all, or we may need to take on higher deductibles to obtain such coverage. In many cases, we have made the decision to increase our policy deductibles in order to address the rising cost of insurance premiums, which may expose us to a higher level of retained risk. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Higher deductibles could result in more volatility in our results of operations as well. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks for which we are self-insured to some extent (property, workers’ compensation, employee medical, comprehensive general liability and vehicle liability) may exceed our recorded reserves, which could negatively impact future earnings.
Tax interpretations and changes in tax regulations and legislation could adversely affect our results of operations.
We are subject to various taxes in the United States, Canada, India, Mexico, Puerto Rico and certain state, provincial and local jurisdictions. Tax interpretations, regulations and legislation, including cross-border tariffs, in the various jurisdictions in which we operate are subject to change and uncertainty and may impact our results of operations and cash flows. Our interpretation of tax rules and regulations, including those relating to foreign jurisdictions, requires judgment that may be challenged by taxation authorities upon audit. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Fluctuations in foreign currency exchange could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. Dollar. In particular, we recorded 9% of our fiscal 2025 revenues in Canada and employ 9% of our full-time active employees at our Global Capabilities Center in India. Because our consolidated financial statements are presented in U.S. Dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. Dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. Dollar against other currencies in countries where we operate affect our results of operations and the value of balance sheet items denominated in foreign currencies.
Certain adverse conditions have required, and future conditions might require, us to make substantial write-downs in our assets, which have adversely affected or would adversely affect our balance sheet and results of operations.
We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31, or when events or changes in the business environment indicate that the carrying value of a reporting unit or indefinite lived intangible may exceed its fair value. The impairment testing for goodwill and other indefinite-lived intangible assets relies on fair value assessments derived from estimated future cash flows, which are subject to inherent variability and may differ from actual future results. During each of 2025, 2024 and 2023, we determined that no asset write-downs were required. However, if conditions in any of the businesses in which we operate were to deteriorate, we could determine that certain of our assets are impaired and we would then be required to write-off all or a portion of the value of such assets. Any significant write-offs would adversely affect our balance sheet and results of operations.
DEBT AND FINANCING RELATED RISKS
Our levels of outstanding debt and letters of credit could adversely affect our financial condition and ability to fulfill our obligations.
As of December 31, 2025, our long-term debt consisted of $1,545.0 million of unsecured senior notes and $1,260.0 million of secured senior term loans, with letters of credit of $146.5 million drawn against our revolving credit facility. Our levels of outstanding debt and letters of credit may:
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
•subject us to variable interest rate risk on $660.0 million of our $1,260.0 million secured senior term loans for which the variable rate had not been fixed via an interest rate swap as of December 31, 2025, and borrowings (if any) under our revolving credit facility;
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
Our revolving credit agreement and the indenture and loan agreement governing our other outstanding debt limit, among other things, the extent to which we or our restricted subsidiaries can:
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
Sections 8.06 and 7.02 of the Massachusetts Business Corporation Act provide that Massachusetts corporations that are publicly-held must have a staggered board of directors and that written demand by holders of at least 40% of the outstanding shares of each relevant voting group of stockholders is required for stockholders to call a special meeting unless such corporations take certain actions to affirmatively “opt-out” of such requirements. In accordance with these provisions, our By-Laws provide for a staggered Board of Directors, which consists of three classes of directors of which one class is elected each year for a three-year term, and require that written application by holders of at least 25% (which is less than the 40% that would otherwise be applicable without such a specific provision in our By-Laws) of our outstanding shares of common stock is required for stockholders to call a special meeting. In addition, our By-Laws prohibit the removal by the stockholders of a director except for cause. These provisions could inhibit a takeover of our company by restricting stockholders’ action to replace the existing directors or approve other actions that a party seeking to acquire us might propose. A takeover transaction would frequently afford stockholders an opportunity to sell their shares at a premium over then market prices.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
We recognizes the critical importance of developing, implementing and maintaining cybersecurity measures to safeguard our information technology. We have has integrated cybersecurity risk management into our overall risk management framework to collectively assess and respond to operational, financial and cybersecurity risks.
Board of Director Oversight
Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board, led by the Executive Chairman Alan McKim, who is also our Chief Technology Officer, has primary oversight responsibilities for cybersecurity risks and has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.
We have a special subcommittee of the Board of Directors with the goal of reviewing our overall cybersecurity risk and response programs. The special Cybersecurity Subcommittee comprises board members with diverse expertise including risk management, technology and finance, with two members holding Cybersecurity Oversight Certificates issued by the National Association of Corporate Directors and Carnegie Mellon University.
Our Chief Information Security Officer, or CISO, and our Chief Information Officer, or CIO, provide comprehensive briefings throughout the year to the Cybersecurity Subcommittee, which generally meets quarterly. The chair of the Cybersecurity Subcommittee provides updates on the subcommittee’s activities to the Board of Directors and, from time to time as warranted, the CISO and CIO will present to the full Board of Directors as well. The briefings include the current landscape of cybersecurity risks and emerging threats, relevant Company infrastructure and tools employed to address these risk and threats, status of ongoing initiatives, incident reports and learnings and compliance with regulatory requirements and industry standards.
Management's Oversight and Responsibilities
Reporting to the CIO, the CISO manages cybersecurity at our company and is a Certified Informational Systems Security Professional. Our CISO, who has been with us for more than five years, leads the our cybersecurity response program. Our cybersecurity response program is based on the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, which provides a collaborative, balanced risk-based approach to securing and defending our company.

The CISO leverages open source and private threat intelligence sources to remain current about the latest developments in cybersecurity, including potential threats and risk management techniques. The CISO implements and oversees processes and technologies for regular monitoring of our information systems. Third-party cybersecurity advisory services are employed to consult on, monitor, respond and/or assess our information technology, or IT, landscape and cybersecurity response.
The CISO is also responsible for the ongoing cybersecurity awareness, training and education of our employees and any other parties that may interact with our IT systems. Awareness activities include cybersecurity training, simulated exercises, cross functional tabletop exercises and internal communication updates. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan, which has been communicated to the IT and operational organization. This plan includes immediate actions to mitigate the impact, solutions to enable the restoration of business-critical technology and long-term strategies for remediation and prevention of future incidents.
Risks from Cybersecurity Threats
We have not encountered cybersecurity challenges that have materially impacted our operations or financial results. We have included the relevant potential risks from cybersecurity threats as part of the Company’s Risk Factors in Item 1A in this Annual Report on Form 10-K.
ITEM 2.     PROPERTIES
Our principal executive offices are in Norwell, Massachusetts. We own our primary executive office building in Massachusetts, which occupies 104,000 square feet. We also currently lease 59,300 square feet of additional office space in Norwell, Massachusetts, under arrangements that do not expire until 2042. We have regional administrative offices in Canada and India. Our properties are sufficient and suitable for our current needs.
We have approximately 860 operating locations sited across at approximately 620 properties or parcels covering all 50 U.S. states, eight Canadian provinces, Puerto Rico and Mexico. These operating locations include service centers, branches, satellite locations, active hazardous waste management properties and oil processing, blending and packaging facilities. Many of our properties offer multiple capabilities. The following sets forth certain information regarding our key properties as of December 31, 2025.
Service Centers, Branches and Satellite Locations
We have approximately 580 service centers, branches and satellite locations, across approximately 450 properties or parcels throughout the United States and Canada. These serve as principal sales and service centers from which we provide our environmental, industrial and Safety-Kleen branch core services for our Environmental Services business, as well as oil collection and product sales locations for our Safety-Kleen Sustainability Solutions business.
Active Hazardous Waste Management Properties
Incinerator Facilities.    We own and operate an integrated network of ten incinerators located at five incinerator facility locations. The complementary capabilities of these facilities allow us to manage waste across our network with a focus on waste-handling compliance, transportation efficiency and overall incinerator utilization. The network’s annual practical capacity is 631,721 tons.
Practical capacity reflects the production level at which our incinerators can operate efficiently and sustainably. It is not based on continuous 24-hour, seven-day operations but instead takes into account factors such as long-term customer demand, staffing levels, shift structures, holidays, scheduled maintenance and mix of the waste processed. Utilization is calculated by dividing actual production tons by practical capacity at each incinerator.
For the year ended December 31, 2025, total utilization was 85.0%. Excluding the new incinerator at Kimball, Nebraska, which is still ramping up, utilization across the remaining incinerators was 89% for the full year. The Kimball incinerator, which commenced operations in late 2024, is not expected to reach full utilization until the end of 2026.
Our incinerators offer a wide range of technological capabilities to customers through this network. In the United States, we provide incineration through one fluidized bed thermal oxidation unit and four solids and liquids-capable incinerator facilities, and we operate one active hazardous waste liquid injection incinerator in Canada.
Commercial and Non-Commercial Landfills.    In the United States and Canada, we operate seven commercial landfills with approximately 36.1 million cubic yards of remaining highly probable airspace. Six of our commercial landfills are designed and permitted for the disposal of hazardous waste and one landfill is operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. In addition to our commercial landfills, we also own and operate one non-commercial landfill that only accepts waste from our on-site incinerator. See “Landfill Accounting” within Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on our commercial and non-commercial landfills.
Wastewater Treatment Facilities.    We operate a total of 12 facilities, of which 10 are owned and two are leased, that offer a range of wastewater treatment technologies and services. Wastewater treatment consists primarily of three types of services: hazardous wastewater treatment, sludge dewatering or drying and non-hazardous wastewater treatment.
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
Other Hazardous Waste Management Properties.    We also operate nine facilities specializing in solvent recovery, of which seven are owned and two are leased, and we own and operate two autoclave facilities specifically designed to treat medical waste.
Oil Processing, Blending and Packaging Facilities
Oil Terminals.    We operate a total of 88 oil terminals, of which 54 are owned and 34 are leased, which collect or process used oil prior to delivery to our re-refineries or distribution as recycled fuel oil.
Oil Recycling and Re-refining Facilities.    We own eight oil re-refineries, seven in the United States and one in Canada. Currently our re-refineries in Newark, California and Rollinsford, New Hampshire are idled. The remaining re-refineries have sufficient capacity to continue processing our used oil collections into new re-refined oil, lubricants and byproducts.
Oil Packaging and Blending Facilities.    We operate a total of four oil packaging and blending facilities, of which three are owned and one is leased.
ITEM 3.     LEGAL PROCEEDINGS
See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a description of legal proceedings.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol CLH. On February 11, 2026, there were 202 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee, or “street name” accounts through brokers or banks. On our last record date, more than 127,000 additional stockholders beneficially held shares in street name accounts.
We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business, payment of our outstanding debt and our stock repurchase program. In addition, our current revolving credit agreement and the indentures and loan agreement governing our other outstanding debt limit the amount we could pay as cash dividends on or for repurchase of our common stock. For additional information surrounding our stock repurchase program, see Note 14, “Stockholders' Equity,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Securities Authorized For Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for a description of the securities which are authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
October 1, 2025 through October 31, 2025	83,495	$216.64	83,106	$364,384
November 1, 2025 through November 30, 2025	271,567	211.78	268,069	307,609
December 1, 2025 through December 31, 2025	251,772	235.93	246,837	249,384
Total	606,834	$222.47	598,012
_____________________
(1)    Includes 8,822 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted shares granted under our long-term equity incentive programs.
(2)    The average price paid per share of common stock repurchased under our stock repurchase program includes commissions paid to brokers.
(3)    As of December 31, 2025, the amount available for repurchase under the existing Board approved share repurchase program was $249.4 million. On February 18, 2026, we announced that the Board had authorized a $350.0 million expansion of our share repurchase program. We have funded and intend to fund repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws or otherwise. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. During the three months ended December 31, 2025, 13,761 shares were repurchased under the Rule 10b5-1 plan. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CLEAN HARBORS, INC.,
NYSE COMPOSITE INDEX, S&P MIDCAP 400 INDEX AND A CUSTOM PEER GROUP
Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of the Exchange Act or otherwise subject to the liabilities under the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the five-year return from investing $100 in each of our common stock, the NYSE Composite Index, the S&P Midcap 400 Index and a custom peer group. We established a custom peer group that closely aligns with the breadth and size of our current operations. This peer group comprises ABM Industries Incorporated, Advanced Drainage Systems, Inc., APi Group Corporation, Chemed Corporation, Darling Ingredients, Inc., Ecolab Inc., EMCOR Group, Inc., Enviri Corporation, GFL Environmental, Inc., Huntsman Corporation, Iron Mountain Incorporated, KBR, Inc, Republic Services, Inc., Rollins, Inc., Tetra Tech, Inc., The Chemours Company, Waste Connections, Inc., and Waste Management, Inc. This peer group is shown in the table below as “Peer Group”.
The values illustrated assume reinvestment of dividends on the ex-dividend date and compares relative performance since a particular starting date. In this instance, the starting date was December 31, 2020, when our common stock closed at $76.10 per share. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
320.00
300.00
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
2020
2021
2022
2023
2024
2025
Clean Harbors, Inc.
NYSE Composite Index
S&P MidCap 400 Index
Peer Group

NOTE: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans, strategies, objectives, expectations and intentions for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. Please also see the section titled “Disclosure Regarding Forward-Looking Statements.”
Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today’s world. Everywhere industry meets the environment, we strive to provide sustainable services and products that protect and restore North America’s natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities, or TSDFs, in North America. We serve over 350,000 customers, including the majority of Fortune 500 companies, across various markets including chemical and manufacturing, as well as numerous government agencies. These customers rely on us to safely deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance and recycling services. We are also a leading provider of parts cleaning and related environmental services to general manufacturing, automotive and commercial customers in North America and the largest re-refiner and recycler of used oil in North America.
Performance of our segments is evaluated on several factors of which the primary financial measure is Adjusted EBITDA, a non-GAAP measure that is reconciled to our GAAP net income and described more fully below. The following is a discussion of how management evaluates our segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - The Environmental Services segment results are driven by customer demand for our wide variety of services, the volume, pricing and mix of waste managed and project work requiring responsible waste handling and disposal. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and environmental cleanup services on a scheduled or emergency basis, including response to large-scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites, and the demand for and frequency of other offered services. The results and integration of the acquired operations of HEPACO, which we acquired in March 2024, also impact the overall segment results as we integrated this business into our Field Services operations. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills; the utilization rates of our incinerators, equipment and workforce, including billable hours and the number of parts washer services performed; and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP, U.S. industrial production, economic conditions in the general manufacturing, chemical and automotive markets, including efforts and economic incentives to increase domestic operations, available capacity at waste disposal outlets, demand for industrial cleaning and related industrial services, weather conditions, efficiency of our operations, technology, changing regulations, competition, market pricing of our services, costs incurred to deliver our services and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - The Safety-Kleen Sustainability Solutions, or SKSS, segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS provides collection services for used oil, used oil filters and other automotive related fluids, which allows customers to manage these wastes in a responsible and compliant way while also converting these waste streams into high-quality products for re-use. SKSS offers high-quality recycled base and blended oil products and other automotive and industrial lubricants to end users, including fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings, including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining process to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into our recycling and disposal network. The results and integration of the acquired operations of Noble also impact the overall segment results. In operating the business and evaluating performance, management tracks the volumes of used oil and other waste streams collected and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall revenue generation along with related costs. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets, efficiency of our operations, technology, weather conditions, changing regulations, competition and the management of our related operating costs. Overall product pricing as well as revenues generated and/or costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil-related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for 2025 increased 2.4% or $140.9 million to $6,030.8 million, compared with $5,890.0 million in 2024. Our Environmental Services segment direct revenues increased $188.5 million or 3.8% in 2025, compared with 2024, driven by growth in our Technical Services, Safety-Kleen branch core service offerings and Field and Emergency Response services. These increased revenues offset lower contributions from our Industrial Services organization. Direct revenues recorded by our SKSS segment decreased $47.4 million in 2025 compared to 2024 due to lower market-based pricing for both base oil and blended oil products as well as reduced volumes sold. These declines were partially offset by higher revenue from the collection of used oil as pricing for this service increased throughout the year.
Income from operations in 2025 was $673.4 million, compared with $670.2 million in 2024. Depreciation and amortization expense for the year ended December 31, 2025, was $45.1 million higher than the comparable period in 2024, which impacted comparative operating income. Net income for the year ended December 31, 2025, was $391.0 million, a decrease of $11.3 million or 2.8%, compared with net income of $402.3 million for the year ended December 31, 2024.
Adjusted EBITDA, which is the primary financial measure by which we evaluate our operations, was $1,169.9 million in 2025 and $1,116.9 million in 2024, an increase of 4.7% driven by the results of our Environmental Services segment. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for 2025 was $866.7 million, an increase of $89.0 million from 2024 primarily due to improvement in working capital balances, lower cash paid for taxes and lower environmental expenditures as compared to the prior year. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $509.3 million in 2025, which represented a $151.4 million increase over 2024. This increase was due to the reasons noted above impacting cash flow from operating activities and lower spend on property plant and equipment, net of proceeds from the sale and disposal of fixed assets. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages):

	Summary of Operations
	For the years ended December 31,			2025 over 2024		2024 over 2023
	2025	2024	2023	Change	% Change	Change	% Change
Direct Revenues(1):
Environmental Services	$5,193,290	$5,004,747	$4,511,442	$188,543	3.8%	$493,305	10.9%
Safety-Kleen Sustainability Solutions	837,361	884,798	897,263	(47,437)	(5.4)	(12,465)	(1.4)
Corporate	186	407	447	(221)	N/M	(40)	N/M
Total	6,030,837	5,889,952	5,409,152	140,885	2.4	480,800	8.9
Cost of Revenues(2):
Environmental Services	3,461,985	3,366,022	3,063,043	95,963	2.9	302,979	9.9
Safety-Kleen Sustainability Solutions	626,918	659,217	646,301	(32,299)	(4.9)	12,916	2.0
Corporate	55,696	36,131	36,780	19,565	N/M	(649)	N/M
Total	4,144,599	4,061,370	3,746,124	83,229	2.0	315,246	8.4
Selling, General and Administrative Expenses(3):
Environmental Services	387,529	371,263	346,791	16,266	4.4	24,472	7.1
Safety-Kleen Sustainability Solutions	72,989	78,575	78,089	(5,586)	(7.1)	486	0.6
Corporate	255,781	261,810	225,578	(6,029)	(2.3)	36,232	16.1
Total	716,299	711,648	650,458	4,651	0.7	61,190	9.4
Adjusted EBITDA:
Environmental Services	1,343,776	1,267,462	1,101,608	76,314	6.0	165,854	15.1
Safety-Kleen Sustainability Solutions	137,454	147,006	172,873	(9,552)	(6.5)	(25,867)	(15.0)
Corporate	(311,291)	(297,534)	(261,911)	(13,757)	(4.6)	(35,623)	(13.6)
Total	$1,169,939	$1,116,934	$1,012,570	$53,005	4.7%	$104,364	10.3%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services(4)	25.9%	25.3%	24.4%	0.6%		0.9%
Safety-Kleen Sustainability Solutions(4)	16.4%	16.6%	19.3%	(0.2)%		(2.7)%
Corporate(5)	(5.2)%	(5.1)%	(4.8)%	(0.1)%		(0.3)%
Total	19.4%	19.0%	18.7%	0.4%		0.3%
___________________________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service or selling the product.
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
(3)Selling, general and administrative or SG&A expenses is shown exclusive of stock-based compensation which is presented in SG&A expenses on our Consolidated Statements of Operations, but is not included in our measurement of Adjusted EBITDA. Additionally, in 2025, SG&A expenses are shown exclusive of $3.5 million of third-party transaction related costs, which are presented in SG&A expenses on our Consolidated Statements of Operations but are not included in our measurement of Adjusted EBITDA. See Adjusted EBITDA section below for a reconciliation of net income to Adjusted EBITDA.
(4)Calculated as a percentage of individual segment direct revenue.
(5)Calculated as a percentage of our total revenue.

Direct Revenues
There are many factors that can impact our revenues including, but not limited to, overall levels of industrial activity and economic growth in North America; competitive industry pricing; overall market incineration capacity including captive incineration closures; changes in the regulatory environment including those related to per- and polyfluoroalkyl substances, or PFAS; impacts of acquisitions and divestitures; the level of emergency response services; government infrastructure investment; reshoring of domestic manufacturing; existence or non-existence of large scale environmental waste and remediation projects; weather related events; the number of parts washers placed at customer sites; miles driven and related lubricant demand; base and blended oil pricing; market supply for base oil products; market changes relative to the collection of used oil and foreign currency fluctuations. In addition, customer efforts to minimize hazardous waste and regulatory changes in can impact our revenues.
Environmental Services

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Direct revenues	$5,193,290	$5,004,747	$4,511,442	$188,543	3.8%	$493,305	10.9%
Environmental Services direct revenues for the year ended December 31, 2025, increased $188.5 million from the comparable period in 2024. Technical services revenue increased $126.2 million with contributions across our portfolio of waste disposal services, including stronger volumes at our incinerator and landfill facilities, higher revenues from waste and remediation projects and greater pricing of services provided. On a comparative basis and excluding the impacts of the new incinerator in Kimball, Nebraska, which is not expected to be running at full utilization until the end of 2026, utilization at our incinerators was 89% for the year ended December 31, 2025, as compared to 88% in the same period in 2024. Including the new Kimball incinerator, utilization at our incinerators was 85% for the year ended December 31, 2025. Revenue from our Safety-Kleen branches' core service offerings increased $67.3 million, primarily driven by improved pricing, and to a lesser extent, volume, for our containerized waste, vacuum and parts washer services. Field and emergency response services revenues increased $42.2 million from 2024 primarily driven by incremental revenue from the acquisition of HEPACO. Revenue from our industrial services operations decreased $49.6 million due to lower turnaround activity and related high-value services compared to 2024.
Environmental Services direct revenues for the year ended December 31, 2024, increased $493.3 million from the comparable period in 2023 driven by incremental revenues from legacy operations combined with acquisitive growth. Field and emergency response service revenues increased $285.2 million from 2023 driven by approximately $220.4 million of incremental revenue from the acquisition of HEPACO, as well as contributions from legacy operations. Technical services revenue increased $169.7 million with contributions across our portfolio of waste disposal services driven by favorable volumes of waste disposed, most notably in our incinerators and TSDFs, and favorable pricing. Utilization at our incinerators for 2024 was 88% as compared to 84% in 2023. Revenue from our Safety-Kleen branches' core service offerings increased $76.9 million as both pricing and demand increased for our containerized waste, vacuum and parts washer services. Revenue from our industrial services operations declined $41.4 million due to lower turnaround activity and related high-value services compared to 2023.
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Direct revenues	$837,361	$884,798	$897,263	$(47,437)	(5.4)%	$(12,465)	(1.4)%
SKSS direct revenues for the year ended December 31, 2025 decreased $47.4 million from the comparable period in 2024 largely due to revenues from base oil, which decreased $68.1 million driven by lower pricing and, to a lesser extent, lower volumes sold. Blended oil sales decreased $34.8 million, driven by lower volumes sold and, to a lesser extent, lower pricing. Revenues from contract packaging services decreased $13.2 million in the year ended December 31, 2025, compared to the prior year. These decreases were partially offset by a $43.5 million increase in revenue from the collection of used oil as we increased pricing for these waste oil collection services throughout 2025. Additionally, revenues from the sale of vacuum gas oil and specialty refinery products increased $18.1 million, primarily driven by the incremental contributions of the acquired Noble operations.
SKSS direct revenues for the year ended December 31, 2024, decreased $12.5 million from the comparable period in 2023 largely due to a reduction in revenues from base oil and blended oil sales of $33.5 million and $17.8 million, respectively, driven by lower pricing and, to a lesser extent, lower volumes sold. Revenues from contract packaging services decreased $11.1 million and revenues generated from the sale of other products decreased $5.3 million compared with the prior year. Revenues from the sale of vacuum gas oil and specialty refinery products increased $46.8 million as the revenues generated from the Noble operations, acquired in March 2024, more than offset decreases in these product sales from the legacy business. Overall, the operations of Noble added approximately $70 million of direct revenues to the SKSS segment in 2024, the majority coming from the sale of vacuum gas oil and specialty refinery products. Revenues from the collection of used oil also increased $5.7 million.
Cost of Revenues
We believe that management of operating costs is vital to our ability to remain price competitive. We continue to experience inflationary pressures across several cost categories, but most notably related to internal and external labor, healthcare, transportation, maintenance and energy-related costs. We are also subject to uncertainties and cost increases due to the changing regulatory landscape, including trade restrictions and tariffs. We aim to manage these increases through constant cost monitoring and a focus on cost savings areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the inflationary impacts on our margins.
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
Environmental Services

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Cost of revenues	$3,461,985	$3,366,022	$3,063,043	$95,963	2.9%	$302,979	9.9%
As a % of Direct revenues	66.7%	67.3%	67.9%	(0.6)%		(0.6)%
Environmental Services cost of revenues for the year ended December 31, 2025 increased $96.0 million from the comparable period in 2024, while improving as a percentage of revenues due to better leverage of our costs and higher revenues. Commensurate with the revenue growth in the business and the acquisition of HEPACO, labor and benefits costs increased $35.6 million, transportation, vehicle and fuel costs increased $27.0 million and equipment and supply costs increased $11.3 million in 2025 as compared to 2024. The remaining cost increase was spread across various cost categories and was driven by the incremental operations of the HEPACO acquisition. Overall, several cost categories decreased as a percentage of revenues, which reflected better cost leverage across the network and improving operating margins.
Environmental Services cost of revenues for the year ended December 31, 2024 increased $303.0 million from the comparable period in 2023, while improving as a percentage of revenues. Overall, labor and benefit related costs increased $170.3 million, equipment and supply costs increased $95.2 million and external transportation, vehicle, and fuel costs increased $24.6 million in 2024 as compared to 2023. These cost increases were generally in line with the revenue growth in the business and the addition of the acquired operations in 2024. However, better leverage of our costs and increases in revenues further improved our cost efficiency as a percentage of revenues.
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Cost of revenues	$626,918	$659,217	$646,301	$(32,299)	(4.9)%	$12,916	2.0%
As a % of Direct revenues	74.9%	74.5%	72.0%	0.4%		2.5%
SKSS cost of revenues for the year ended December 31, 2025 decreased $32.3 million from 2024 and remained relatively consistent as a percentage of revenues. The overall cost decrease was driven by the lower sales volumes, discussed above, lower acquisition costs of used oil feedstock and a $5.7 million decrease in labor costs due to strategic headcount management actions implemented in 2025. These decreases were partially offset by incremental expenses from the Noble acquisition.
SKSS cost of revenues for the year ended December 31, 2024, increased $12.9 million from 2023 and as a percentage of revenues, these costs increased 2.5%. The cost increase was due to additional expenses from the Noble operations, which were partially offset by reduced costs resulting from the lower revenue volumes noted above. Total cost of revenues as a percentage of direct revenues increased primarily due to the market related pricing decreases discussed in “Direct Revenue” above, higher cost per gallon of base oil products sold and the overall mix of products and services sold during 2024 as compared to the prior year.

Selling, General and Administrative Expenses
We aim to manage our SG&A expenses in line with the overall performance of our segments and corresponding revenue levels. This is achieved through enhanced technology, process improvements and strategic expense management. Expanding our support functions globally has led to both profitability and productivity improvements. We believe our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
The SG&A expenses below exclude stock-based compensation expense, which is presented in SG&A on our Consolidated Statement of Operations, but is not included in our measurement of Adjusted EBITDA. For a discussion on significant changes in consolidated stock-based compensation expense, please refer to the separate section below.
Environmental Services

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
SG&A expenses	$387,529	$371,263	$346,791	$16,266	4.4%	$24,472	7.1%
As a % of Direct revenues	7.5%	7.4%	7.7%	0.1%		(0.3)%
Environmental Services SG&A expenses for the year ended December 31, 2025, increased $16.3 million from the comparable period in 2024 and remained relatively consistent as a percentage of revenues. Overall, labor and benefits related costs, including higher employee healthcare costs and incremental costs from the acquired HEPACO operations, increased $27.1 million compared to the same period in 2024. The results of the year ended December 31, 2025, include the impact of reducing the estimated costs to remediate a site by approximately $10 million in the first quarter of 2025 to reflect our conclusion that loss was no longer probable based on the evaluation of available evidence.
Environmental Services SG&A expenses for the year ended December 31, 2024, increased $24.5 million from the comparable period in 2023, and slightly improved as a percentage of revenues by maintaining leverage of our SG&A base in the midst of the revenue growth discussed above. Overall, labor and benefit related costs increased $13.2 million primarily driven by additional costs from the HEPACO operations. The remaining increases were spread across various cost categories and were driven by overall growth in the segment results.
Safety-Kleen Sustainability Solutions

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
SG&A expenses	$72,989	$78,575	$78,089	$(5,586)	(7.1)%	$486	0.6%
As a % of Direct revenues	8.7%	8.9%	8.7%	(0.2)%		0.2%
SKSS SG&A expenses for the year ended December 31, 2025, decreased $5.6 million and remained relatively consistent as a percentage of revenues. The overall reduction was driven primarily by cost reduction initiatives that were executed late in 2024 and strategic headcount management actions implemented in 2025. These actions resulted in a reduction of labor and benefits related costs of $3.7 million.
SKSS SG&A expenses for the year ended December 31, 2024, remained relatively consistent with the comparable period in 2023 both in dollar amount and as a percentage of revenues.
Corporate

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
SG&A expenses	$255,781	$261,810	$225,578	$(6,029)	(2.3)%	$36,232	16.1%
As a % of Total Company Direct revenues	4.2%	4.4%	4.2%	(0.2)%		0.2%
We manage our Corporate SG&A expenses commensurate with the overall total company performance and direct revenue levels. As a percentage of our total revenues, these costs remained relatively consistent in 2025, 2024 and 2023.
In total, Corporate SG&A expenses decreased by $6.0 million in 2025. Throughout 2025 we executed several cost management actions in order to reduce the impact of inflation on Corporate SG&A expenses including strategic headcount management actions and expanding the leverage of our Global Capability Center in India. The overall reduction in Corporate SG&A costs was largely attributable to a $8.2 million decrease in environmental and legal reserve costs, as the prior year included elevated costs from revised estimates to remediate a Superfund site. Also, severance and integration related expenses for the year ended December 31, 2025 were $4.1 million, a decrease of $7.3 million year-over-year. These reductions were partially offset by a $1.7 million increase in IT costs.
Corporate SG&A expenses increased by $36.2 million in 2024; however, as noted above, these costs remained relatively consistent as a percentage of revenues. In general, the overall cost increase included a $29.4 million increase in labor and benefit related expenses predominately driven by incremental headcount from the operations acquired during 2024. Additionally, IT costs increased by $5.1 million. Severance and integration related costs increased $4.9 million to a total of $14.3 million in 2024.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance that provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under GAAP. As reflected in the reconciliation below, we define Adjusted EBITDA as net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net other expense, net interest expense and provision for income taxes. Adjusted EBITDA also excludes impacts from certain transactions that are not deemed representative of fundamental segment results. Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following years (in thousands, except percentages):

	For the years ended December 31,
	2025	2024	2023
Net income	$390,974	$402,299	$377,856
Accretion of environmental liabilities	14,326	13,456	13,667
Stock-based compensation	32,702	27,981	20,703
Depreciation and amortization	446,006	400,922	365,761
Third-party transaction related costs	3,533	—	—
Kimball startup costs	—	4,343	—
Other (income) expense, net	(5,200)	1,454	(2,315)
Loss on early extinguishment of debt	8,277	371	2,880
Gain on sale of businesses	(776)	—	—
Interest expense, net of interest income	143,104	134,964	108,595
Provision for income taxes	136,993	131,144	125,423
Adjusted EBITDA	$1,169,939	$1,116,934	$1,012,570
As a % of Direct revenues	19.4%	19.0%	18.7%

Stock-based Compensation

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Stock-based compensation	$32,702	$27,981	$20,703	$4,721	16.9%	$7,278	35.2%
Stock-based compensation for the year ended December 31, 2025 increased $4.7 million from the comparable period in 2024. This increase was driven by higher expenses related to the probable future achievement of performance metrics as well as incremental expense related to our Employee Stock Purchase Plan, or ESPP.
Stock-based compensation for the year ended December 31, 2024, increased $7.3 million from the comparable period in 2023. This increase was driven by stock price appreciation and higher expenses related to the achievement of performance metrics in 2024.
Depreciation and Amortization

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$392,073	$346,536	$315,499	$45,537	13.1%	$31,037	9.8%
Permits and other intangibles amortization	53,933	54,386	50,262	(453)	(0.8)	4,124	8.2
Total depreciation and amortization	$446,006	$400,922	$365,761	$45,084	11.2%	$35,161	9.6%
Depreciation and amortization for the year ended December 31, 2025 increased $45.1 million from the comparable period in 2024 due to depreciation of fixed assets and amortization of intangible assets acquired from the March 2024 HEPACO and Noble acquisitions; depreciation for the new Kimball incinerator, which was placed in service in December 2024; incremental assets placed in service to support the growth of the business and higher finance lease amortization.
Depreciation and amortization for the year ended December 31, 2024, increased $35.2 million from the comparable period in 2023 due to incremental depreciation and amortization associated with the March 2024 HEPACO and Noble acquisitions, as well as incremental finance lease amortization.
Other Income (Expense), net

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Other income (expense), net	$5,200	$(1,454)	$2,315	$6,654	(457.6)%	$(3,769)	(162.8)%
The change in other income (expense) over the periods is due to recognized gains and losses on the sale or disposal of fixed assets driven by the sales price and net book value of assets sold in each period.
Loss on Early Extinguishment of Debt

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Loss on early extinguishment of debt	$(8,277)	$(371)	$(2,880)	$(7,906)	2,131.0%	$2,509	(87.1)%
The increase in the loss on early extinguishment of debt for the year ended December 31, 2025 was due to the loss recognized for the refinancing of our Term Loan debt due in 2028 and our Senior Notes due in 2027, which occurred in the fourth quarter of 2025. We also recognized small losses driven by the repricing of certain of our debt in 2024 and a $2.9 million loss on the repayment of a portion of our outstanding debt in 2023. For additional information regarding our current portfolio of long-term debt and related significant activity, see Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Interest Expense, Net of Interest Income

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Interest expense, net of interest income	$143,104	$134,964	$108,595	$8,140	6.0%	$26,369	24.3%
Interest expense, net of interest income for the year ended December 31, 2025 increased by $8.1 million from the comparable period in 2024. This increase was primarily driven by lower capitalized interest in the year ended December 31, 2025 compared to 2024 as we finished our long term construction of the new Kimball incinerator in late 2024. Interest expense on our outstanding debt instruments was relatively consistent for the year ended December 31, 2025 compared to 2024. The effective interest rates on our long-term debt for the years ended December 31, 2025 and December 31, 2024 were 5.24% and 5.40%, respectively. Overall, interest expense was partially offset by a $6.3 million increase in interest income, generally on our cash balances, in the year ended December 31, 2025 compared to the year ended December 31, 2024.
Interest expense, net of interest income for the year ended December 31, 2024 increased by $26.4 million from the comparable period in 2023. During the year ended December 31, 2023, interest expense, net of interest income included a benefit from settling certain interest rate swaps in January 2023. Absent this benefit, interest expense, net of interest income increased $18.1 million due to higher levels of outstanding debt as a result of the 2024 Incremental Term Loans entered into on March 22, 2024 in connection with completed acquisitions, partially offset by a $7.5 million increase in interest income, generally on our cash investments, for the year ended December 31, 2024. The effective interest rates on our long-term debt for the years ended December 31, 2024 and December 31, 2023 were 5.40% and 5.19%, respectively.
As of December 31, 2025, the effective rate on our debt was approximately 5.32% given the current interest rate environment and our portfolio of long-term debt and related interest rate swaps. For additional information regarding our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Provision for Income Taxes

	For the years ended December 31,			2025 over 2024		2024 over 2023
(in thousands, except percentages)	2025	2024	2023	Change	% Change	Change	% Change
Provision for income taxes	$136,993	$131,144	$125,423	$5,849	4.5%	$5,721	4.6%
Effective tax rate	25.9%	24.6%	24.9%	1.3%		(0.3)%
For the year ended December 31, 2025, the provision for income taxes increased $5.8 million from the comparable period in 2024. The effective tax rate for 2025 was 25.9%, which was higher than the 2024 effective tax rate of 24.6%. The increase in the effective tax rate is primarily attributable to the benefit associated with the revaluation of state deferred taxes recorded in the prior year.
For the year ended December 31, 2024, the provision for income taxes increased $5.7 million from the comparable period in 2023 driven by the increase in pre-tax income. The effective tax rate remained relatively consistent.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy as of the date of this Annual Report on Form 10-K. We believe our future operating cash flows will be sufficient to meet our future operating and internal investing cash needs. We monitor our actual needs and forecasted cash flows, our liquidity and our capital resources, enabling us to plan our present needs and fund items that may arise during the year as a result of changing business conditions or opportunities. Furthermore, our existing cash balance and the availability of additional borrowings under our revolving credit facility provide additional potential sources of liquidity should they be required.

Summary of Cash Flow Activity

	For the years ended December 31,
(in thousands)	2025	2024	2023
Net cash from operating activities	$866,725	$777,771	$734,552
Net cash used in investing activities	(425,786)	(903,674)	(575,050)
Net cash (used in) from financing activities	(309,342)	377,032	(208,891)
Net cash from operating activities
Net cash from operating activities for the year ended December 31, 2025 was $866.7 million as compared to $777.8 million for year ended December 31, 2024. This $89.0 million increase in operating cash flows was primarily due to improvement in working capital balances, specifically higher collections of accounts receivable, as compared to the prior year period, lower cash paid for taxes and lower environmental expenditures.
Net cash from operating activities for the year ended December 31, 2024 was $777.8 million, as compared to $734.6 million for the year ended December 31, 2023. This $43.2 million increase in operating cash flows was attributable to higher operating income and lower cash paid for environmental expenditures which was partially offset by higher cash paid for interest and working capital balances.
Net cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2025 was $425.8 million, a decrease of $477.9 million compared to the year ended December 31, 2024. In the year ended December 31, 2024 we paid $478.0 million for acquisitions, primarily the acquisition of HEPACO and Noble. Amounts spent on additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets decreased $19.8 million, mainly due to the completion of our new Kimball incinerator in 2024. A $23.1 million net purchase of marketable securities in 2025 as compared to a $6.3 million net sale of marketable securities in 2024 partially offset the changes discussed above.
Net cash used in investing activities for the year ended December 31, 2024, was $903.7 million, an increase of $328.6 million compared to the year ended December 31, 2023. Cash used for acquisitions increased $358.4 million, primarily because we invested more capital in the 2024 acquisitions of HEPACO and Noble compared to the amount spent on acquiring Thompson Industrial in 2023. A $6.3 million net sale of marketable securities in 2024 as compared to a $40.9 million net purchase of marketable securities in 2023 partially offset the additional cash spent on acquisitions. Amounts spent on additions to property, plant and equipment, net of proceeds from the sale and disposal of fixed assets, increased $10.5 million, largely driven by notable project spend including $15.9 million spent on the Baltimore, Maryland, facility partially offset by lower spend on the Kimball incinerator. Construction on the Kimball incinerator began in 2021 and the project was completed in the fourth quarter of 2024.
Net cash (used in) from financing activities
Net cash used in financing activities for the year ended December 31, 2025, was $309.3 million as compared to net cash from financing activities of $377.0 million for the year ended December 31, 2024. For the year ended December 31, 2025 we repurchased $250.0 million of common stock as compared to $55.2 million in 2024, an increase of $194.8 million. Debt transactions, including deferred financing costs paid and principal payments, resulted in a net cash outflow of $21.1 million in 2025 related to the refinancing of certain of our debt facilities. In 2024, debt transactions resulted in net debt proceeds of $475.3 million, reflecting the $500.0 million of incremental debt we raised to fund acquisitions completed during the period. For more information on the debt transactions during 2025 and 2024 refer to Note 11, “Financing Arrangements” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additionally, we received $4.1 million of incremental proceeds from the issuance of shares under our ESPP in 2025, compared to 2024.
Net cash from financing activities for the year ended December 31, 2024, was $377.0 million, compared to net cash used in financing activities of $208.9 million for the year ended December 31, 2023. The primary driver of this change was the incurrence of additional term loans, net of discount, of $499.4 million in 2024. This debt issuance, along with the principal repayments during 2024, resulted in a net cash inflow of $484.3 million in 2024 as compared to a net debt repayment of $124.0 million in 2023. For more information on the debt transactions during 2024 and 2023 refer to Note 11, “Financing Arrangements” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additionally, we paid $14.9 million more in principal payments on finance leases in 2024 as compared to 2023.

Adjusted Free Cash Flow
Management considers adjusted free cash flow, a non-GAAP measure, to be a measure of liquidity that provides useful information to management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment, plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from transactions not deemed representative of operating results. Additionally, adjusted free cash flow excludes significant strategic growth investments, as they are not indicative of free cash flow generation for the current period. For 2025, these significant strategic growth investments include the early stages of construction of the SDA unit adjacent to our East Chicago, Indiana re-refinery and the build out of a hub facility in Phoenix, Arizona, which we refer to as our Phoenix Hub. The amounts spent on these projects in 2025 are described below, from which we expect to realize future long-term benefits. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation from net cash from operating activities to adjusted free cash flow for the following periods (in thousands):

	For the years ended December 31,
	2025	2024	2023
Net cash from operating activities	$866,725	$777,771	$734,552
Additions to property, plant and equipment	(424,918)	(432,241)	(422,300)
Cash investment in strategic growth projects(1)	43,326	—	—
Third-party transaction related costs	2,614	—	—
Kimball startup costs	—	3,253	—
Proceeds from sale and disposal of fixed assets	21,568	9,099	9,650
Adjusted free cash flow	$509,315	$357,882	$321,902
_____________________
(1)    Includes $30.4 million capital investment in the SDA unit and $13.0 million capital investment in the Phoenix Hub.
Summary of Capital Resources
At December 31, 2025, cash and cash equivalents and marketable securities totaled $953.7 million, compared to $789.8 million at December 31, 2024. At December 31, 2025, cash and cash equivalents held by our Canadian subsidiaries totaled $229.9 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $723.8 million at December 31, 2025. Our U.S. operations had net operating cash inflows of $728.8 million for the year ended December 31, 2025.
We also maintain a $600.0 million revolving credit facility, of which, as of December 31, 2025, $453.5 million was available to borrow under the facility, with letters of credit of $146.5 million outstanding.
Material Capital Requirements
Capital Expenditures
In 2025, our capital expenditures, net of disposals, were $403.4 million including the strategic growth investments outlined in the table below. We anticipate that 2026 capital spending, net of disposals, will be in the range of $450.0 million to $510.0 million. This range also includes the strategic growth investment spend in 2026 outlined in the table below.
The following table summarizes our key strategic growth investments (amounts in millions):

	2025 Expenditures	2026 Expected Expenditures	Expected Full Project Cost	Expected Completion Date
Phoenix Hub	$13.0	$—	$13	2025
SDA unit	30.4	85	210 - 220	2028
Fleet growth project	—	25	50	2026/2027
The three strategic growth investments outlined in the table above are considered projects from which we expect to realize future long-term benefits once placed in service. These are incremental to the capital expenditures needed to maintain current operations.

We anticipate that this 2026 capital spending and future spending for key strategic growth investments will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Proposed Acquisition
On February 17, 2026, we signed a purchase agreement to acquire certain environmental businesses of Depot Connect International for an all-cash purchase price of approximately $130.0 million, subject to customary closing adjustments. We intend to fund this acquisition with available cash.
Financing Arrangements
As of December 31, 2025, our financing arrangements included (i) $1,260.0 million of secured senior term loans due 2032, (ii) $300.0 million of 5.125% unsecured senior notes due 2029, (iii) $500.0 million of 6.375% unsecured senior notes due 2031 and (iv) $745.0 million of 5.750% unsecured senior notes due 2033. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of December 31, 2025.
The material terms of these arrangements are discussed further in Note 11, “Financing Arrangements,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In 2026, we expect to pay $12.6 million in principal payments on the secured senior term loans and approximately $146 million in interest payments on the entire portfolio of financing arrangements, assuming the current variable rate remains consistent throughout 2026. We expect that future payments of interest will continue to be funded through cash flows from operations and any principal payments will either be funded through available cash from operations or through available financing alternatives. We will continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of December 31, 2025, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Environmental Liabilities

	As of December 31,		2025 over 2024
(in thousands)	2025	2024	Change	% Change
Closure and post-closure liabilities	$135,328	$129,788	$5,540	4.3%
Remedial liabilities	95,369	111,745	(16,376)	(14.7)%
Total environmental liabilities	$230,697	$241,533	$(10,836)	(4.5)%
Total environmental liabilities as of December 31, 2025, were $230.7 million, a decrease of $10.8 million compared to December 31, 2024. This decrease was primarily due to expenditures of $16.1 million made during 2025 and a $13.6 million decrease in environmental liability estimates. The reductions in environmental liability estimates were primarily driven by a decrease of approximately $10 million in the remedial liability for a site where we concluded that loss was no longer probable based on evaluation of available evidence. These decreases were partially offset by annual accretion of $14.3 million and new environmental liabilities of $4.2 million, including measurement period adjustments from prior acquisitions.
We anticipate our environmental liabilities, substantially all of which we assumed in connection with our acquisitions, will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required. We have included a schedule of our expected payments as of December 31, 2025, in Note 9, “Closure and Post-closure Liabilities” and Note 10, “Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of December 31, 2025, there were $146.5 million of outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our standby letters of credit and other financing arrangements.

Critical Accounting Estimates
Our consolidated financial statements are based on the application of GAAP, which requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. These estimates and judgments cannot be determined with certainty. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. Our accounting policies related to these estimates are discussed in Note 2, “Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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
Landfill Accounting. We amortize landfill improvements and certain landfill-related permits over their estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction costs and asset retirement costs for landfill cells and sites. We also utilize the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, we include future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as discussed below, we include probable expansion airspace yet to be permitted in the calculation of the total remaining useful life of the landfill. If we determine that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time we decide to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately. If we obtain permit expansions that increase available airspace at a landfill facility, we may be required to make adjustments which may impact the amortization expense recorded for our landfill assets.
Landfill Assets. Landfill assets include the costs of landfill site acquisition and cell construction incurred to date. These amounts are amortized under the units-of-consumption method such that the asset is completely amortized when the landfill ceases accepting waste. Changes in the determination of when the landfill will cease accepting waste, either through a business decision by management, determination that expansion capacity should no longer be considered probable or changes in estimates on annual airspace consumption, will impact the amortization expense of the landfill assets.
Landfill Capacity. Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. As of December 31, 2025, there were no unpermitted expansions included in management's landfill calculation. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting our profitability. If we determine that there is less actual expansion airspace at a landfill, this would increase amortization expense recorded and decrease profitability, while if we determine a landfill has more actual expansion airspace, amortization expense would decrease and profitability would increase.
Landfill Final Closure and Post-Closure Liabilities. Landfill final closure and post-closure liabilities recorded at December 31, 2025 and 2024, were $59.8 million and $59.4 million, respectively. We have material financial commitments for the costs associated with requirements of the EPA and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. In the United States, the landfill final closure and post-closure requirements are established under the standards of the EPA and are implemented and applied on a state-by-state basis. We develop estimates for the cost of these activities based on our evaluation of site-specific facts and circumstances, such as the existence of structures and other landfill improvements that would need to be dismantled, the amount of groundwater monitoring and leachate management expected to be performed and the length of the post-closure period as determined by the applicable regulatory agency. Included in our cost estimates are our interpretation of current regulatory requirements and proposed regulatory changes. These cost estimates may change in the future due to various circumstances, including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. We perform zero-based reviews of these estimated liabilities based upon a planned schedule, typically every five years or sooner if the occurrence of a significant event is likely to change the timing or amount of the currently estimated expenditures. We consider a significant event to be a new regulation or an amendment to an existing regulation, a new permit or modification to an existing permit or a change in the market price of a significant cost item. Our cost estimates are calculated using internal sources as well as input from third-party experts. These costs are measured at estimated fair value using present value techniques, and therefore, changes in the estimated timing of closure and post-closure activities would affect the liability, the value of the related asset and our results of operations.

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
Non-Landfill Closure and Post-Closure Liabilities. Non-landfill closure and post-closure liabilities recorded at December 31, 2025 and 2024, were $75.6 million and $70.4 million, respectively. We base estimates for non-landfill closure and post-closure liabilities on our interpretations of existing permit and regulatory requirements for closure and post-closure maintenance and monitoring. Our cost estimates are calculated using internal sources as well as input from third-party experts. We estimate when future operations will cease and inflate the current cost of closing the non-landfill facility using the appropriate inflation rate and then discounting the future value to arrive at an estimated present value of closure and post-closure costs. The estimates for non-landfill closure and post-closure liabilities are inherently uncertain due to the possibility that permit and regulatory requirements will change in the future, which impacts the estimation of total costs and the timing of the expenditures. We review non-landfill closure and post-closure liabilities for changes to key assumptions that would impact the amount of the recorded liabilities. Changes that would prompt us to revise a liability estimate include changes in legal requirements that impact our expected closure plan or scope of work, the market price of a significant cost item, estimates as to when future operations may cease or the expected timing of the cost expenditures. Changes in estimates for non-landfill closure and post-closure events immediately impact the required liability and the value of the corresponding asset. If a change is made to a fully-amortized asset, the adjustment is charged immediately to expense. When a change in estimate relates to an asset that has not been fully amortized, the adjustment to the asset is recognized in income prospectively as a component of amortization. Changes to non-landfill closure and post-closure estimates have not been material. See Note 9, “Closure and Post-Closure Liabilities,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the changes to these Landfill and Non-Landfill Closure and Post-Closure liabilities during the years ended December 31, 2025 and 2024.
Remedial Liabilities. Remedial liabilities recorded at December 31, 2025 and 2024, were $95.4 million and $111.7 million, respectively. Remedial liabilities are obligations to investigate, alleviate and/or eliminate the effects of a release (or threat of a release) of hazardous substances into the environment and may also include corrective action under RCRA or the corresponding Canadian regulations. Our remediation obligations can be further characterized as legal, Superfund, long-term maintenance and one-time projects. Legal liabilities typically comprise litigation matters that involve potential liability for certain aspects of environmental cleanup and can include third-party claims for property damage or bodily injury allegedly arising from or caused by exposure to hazardous substances originating from our activities or operations or, in certain cases, from the action or inaction of other persons or companies. Superfund liabilities are typically claims alleging that we are a potentially responsible party, or PRP, and/or are potentially liable for environmental response, removal, remediation and cleanup costs at/or from either a facility we own or a site owned by a third-party. Long-term maintenance liabilities include the costs of groundwater monitoring, treatment system operations, permit fees and facility maintenance for inactive operations. One-time projects liabilities include the costs necessary to comply with regulatory requirements for the removal or treatment of contaminated materials.
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
We establish reserves for estimated environmental liabilities based on acceptable technologies when we determine the liability is appropriate. Introductions of new technologies are subject to successful demonstration of the effectiveness of the alternative technology and regulatory approval. We routinely review and evaluate the sites for which we have established estimated environmental liabilities reserves to determine if there should be changes in the established reserves. The changes in estimates are reflected as adjustments in the ordinary course of business in the period when we determine that an adjustment is appropriate as new information becomes available. Upon demonstration of the effectiveness of the alternative technology and applicable regulatory approval, we update our estimated cost of remediating the affected sites. Changes in our estimates for remedial liabilities have not been material. See Note 10, “Remedial Liabilities,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the changes to the remedial liabilities during the years ended December 31, 2025 and 2024.
Goodwill and Other Long-Lived Assets. We have a significant amount of goodwill associated with previous acquisitions. We conducted our annual impairment test of goodwill as of December 31, 2025 in which we assessed the recoverability of the goodwill associated with our reporting units.
For each reporting unit, we compared the reporting unit's fair value to its respective carrying value and determined that no adjustments to the carrying value of goodwill were necessary. In all cases, the estimated fair value of each reporting unit significantly exceeded its carrying value. We measure fair value for all of our reporting units using an income approach (a discounted cash flow analysis) that incorporates several estimates and assumptions with varying degrees of uncertainty, including estimated revenue growth and operational performance. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, macroeconomic conditions. The discounted cash flow analyses include estimated cash flows for a discrete period and for a terminal period thereafter. We corroborate our estimates of fair values by also considering other factors such as the fair value of comparable companies to businesses contained in our reporting units, as well as performing a reconciliation of the total estimated fair value of all reporting units to our market capitalization.
Indefinite-lived intangible assets are not amortized but are reviewed for impairment annually as of December 31, or when events or changes in the business environment indicate that the carrying value may be impaired. This review is performed by comparing the fair value of an indefinite lived intangible asset to its carrying value. We measure fair value for our indefinite lived intangible assets using an income approach (a discounted cash flow analysis) that incorporates several estimates and assumptions with varying degrees of uncertainty, including estimates of future cash flows associated with the intangible assets. If the fair value is less than the carrying value, the impairment loss is measured as the excess of the carrying value of the asset over its fair value. The estimated fair values of our indefinite-lived intangibles exceeded their carrying values at December 31, 2025.
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
Legal Matters. As described in Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we are subject to legal proceedings that relate to our past acquisitions or that have arisen in the ordinary course of business. We accrue for liabilities associated with these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of then-currently available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2025, we had reserves of $16.2 million consisting of (i) $11.4 million related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $4.8 million related to federal, state and provincial enforcement actions as well as legal claims, which were included in accrued expenses on the consolidated balance sheets. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. In management's opinion, it is not reasonably possible that the potential liability in excess of what is recorded, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to market risks, including changes in interest rates and certain foreign currency rates, primarily relating to the Canadian dollar.
Interest Rate Risk
Our philosophy in managing interest rate risk is to maintain a debt portfolio inclusive of both variable and fixed-rate debt in order to limit our exposure to interest rate volatility. As of December 31, 2025, before taking into account any interest rate swap agreements then in place, we held $1,260.0 million of variable rate debt under our secured senior term loans due in 2032, or our 2032 Term Loans, which bear interest at the Term Secured Overnight Financing Rate, or SOFR, rate plus a margin of 1.50%.
To hedge interest rate exposure on a portion of this outstanding variable debt, we entered into interest rate swap agreements. Under the terms of the interest rate swaps entered into in 2022, or our 2022 Swaps, which hedge the interest rate exposure on the 2032 Term Loans, as of December 31, 2025, we would receive interest based on the one-month Term SOFR index and we would pay interest at the fixed rate of 1.965% on a notional amount of $600.0 million. When combined with the 1.50% interest rate margin for Term SOFR borrowings under the 2032 Term Loans, the effective annual interest rate on such $600.0 million aggregate principal amount of the 2032 Term Loans was approximately 3.46%. The remaining balance of the 2032 Term Loans subject to interest rate risk as of December 31, 2025, was $660.0 million.
We designated our interest rate swap instruments as effective cash flow hedges at inception, and therefore, the change in fair value is recorded in stockholders' equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
The following table provides information regarding our total borrowings at December 31, 2025 (in thousands):

Scheduled Maturity Dates	2026	2027	2028	2029	2030	Thereafter	Total
Secured senior term loans due 2032	$12,600	$12,600	$12,600	$12,600	$12,600	$1,197,000	$1,260,000
Unsecured senior notes due 2029	—	—	—	300,000	—	—	300,000
Unsecured senior notes due 2031	—	—	—	—	—	500,000	500,000
Unsecured senior notes due 2033	—	—	—	—	—	745,000	745,000
Long term debt, at par	$12,600	$12,600	$12,600	$312,600	$12,600	$2,442,000	$2,805,000
The interest rate on the $300.0 million unsecured senior notes due July 15, 2029, is fixed at 5.125%. Interest payments on this debt are due semiannually on January 15 and July 15 in the amount of $7.7 million upon each date.
The interest rate on the $500.0 million unsecured senior notes due February 1, 2031, is fixed at 6.375%. Interest payments on this debt are due semiannually on February 1 and August 1 in the amount of $15.9 million upon each date.
The interest rate on the $745.0 million unsecured senior notes due October 15, 2033, is fixed at 5.750%. Interest payments on this debt are due semiannually on April 15 and October 15 in the amount of $21.4 million upon each date.
As of December 31, 2025, interest payments on the $600.0 million of our secured senior term loan, that is effectively fixed by the 2022 Swaps, are approximately $1.7 million per month, inclusive of the 1.50% interest rate margin and 1.965% fixed swap rate, discussed above. We continue to have variable interest rate risk relative to the portion of our secured senior term loans that exceeds the $600.0 million of notional of the 2022 Swaps. Should the average interest rate on the remaining variable portion of our long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $6.5 million.
In addition to the fixed and variable borrowings described above, we have a revolving credit agreement with a maximum borrowing of up to $600.0 million. As of December 31, 2025, we had no borrowings outstanding under the facility, letters of credit of $146.5 million issued under the facility and $453.5 million available to borrow. Borrowings under this facility would be subject to interest rate variability.
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
During 2025, our Canadian subsidiaries transacted a portion of their business in U.S. Dollars and at any period end had cash on deposit in U.S. Dollars and outstanding U.S. Dollar accounts receivable and payable balances related to their operations. Those U.S.-denominated balances are subject to foreign currency gains or losses. Additionally, exchange rate movements also affect the translation of Canadian generated profits and losses into U.S. Dollars. Had the Canadian Dollar been 10.0% stronger or weaker against the U.S. Dollar, we would have reported increased or decreased net income of $18.4 million for the year ended December 31, 2025.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Clean Harbors, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Remedial Liabilities - Refer to Note 2, “Significant Accounting Policies”, and Note 10, “Remedial Liabilities”, to the financial statements
Critical Audit Matter Description
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
Total remedial liabilities recorded as of December 31, 2025 were $95.4 million.
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
February 18, 2026
We have served as the Company's auditor since 2005.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$826,315	$687,192
Short-term marketable securities	127,363	102,634
Accounts receivable, net of allowances aggregating $35,991 and $47,242, respectively	1,044,137	1,015,357
Unbilled accounts receivable	160,888	162,215
Inventories and supplies	372,088	384,657
Prepaid expenses and other current assets	116,452	81,741
Total current assets	2,647,243	2,433,796
Property, plant and equipment, net	2,541,067	2,447,941
Other assets:
Operating lease right-of-use assets	255,084	250,853
Goodwill	1,479,050	1,477,199
Permits and other intangibles, net	653,027	701,987
Other long-term assets	48,585	65,502
Total other assets	2,435,746	2,495,541
Total assets	$7,624,056	$7,377,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,600	$15,102
Accounts payable	506,592	487,286
Deferred revenue	81,529	88,545
Accrued expenses and other current liabilities	441,788	419,445
Current portion of closure, post-closure and remedial liabilities	19,112	20,625
Current portion of operating lease liabilities	75,226	71,663
Total current liabilities	1,136,847	1,102,666
Other liabilities:
Closure and post-closure liabilities, less current portion of $10,290 and $10,304, respectively	125,038	119,484
Remedial liabilities, less current portion of $8,822 and $10,321, respectively	86,547	101,424
Long-term debt, less current portion	2,763,563	2,771,117
Operating lease liabilities, less current portion	184,308	182,883
Deferred tax liabilities	384,207	363,623
Other long-term liabilities	197,886	162,552
Total other liabilities	3,741,549	3,701,083
Commitments and contingent liabilities (See Note 17)
Stockholders' equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 52,870,599 and 53,832,692 shares, respectively	529	538
Additional paid-in capital	193,896	421,749
Accumulated other comprehensive loss	(204,616)	(213,635)
Retained earnings	2,755,851	2,364,877
Total stockholders' equity	2,745,660	2,573,529
Total liabilities and stockholders' equity	$7,624,056	$7,377,278
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	For the years ended December 31,
	2025	2024	2023
Revenues:
Service revenues	$5,154,668	$4,928,023	$4,449,542
Product revenues	876,169	961,929	959,610
Total revenues	6,030,837	5,889,952	5,409,152
Cost of revenues: (exclusive of items shown separately below)
Service revenues	3,466,120	3,370,231	3,054,594
Product revenues	678,479	695,482	691,530
Total cost of revenues	4,144,599	4,065,713	3,746,124
Selling, general and administrative expenses	752,534	739,629	671,161
Accretion of environmental liabilities	14,326	13,456	13,667
Depreciation and amortization	446,006	400,922	365,761
Income from operations	673,372	670,232	612,439
Other income (expense), net	5,200	(1,454)	2,315
Loss on early extinguishment of debt	(8,277)	(371)	(2,880)
Gain on sale of businesses	776	—	—
Interest expense, net of interest income of $25,749, $19,437 and $11,930, respectively	(143,104)	(134,964)	(108,595)
Income before provision for income taxes	527,967	533,443	503,279
Provision for income taxes	136,993	131,144	125,423
Net income	$390,974	$402,299	$377,856
Earnings per share:
Basic	$7.31	$7.46	$6.99
Diluted	$7.28	$7.42	$6.95
Shares used to compute earnings per share — Basic	53,509	53,902	54,071
Shares used to compute earnings per share — Diluted	53,716	54,199	54,382
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2025	2024	2023
Net income	$390,974	$402,299	$377,856
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	124	37	559
Unrealized (loss) gain on fair value of interest rate hedges	(3,623)	12,056	5,163
Reclassification adjustment for interest rate hedge amounts realized in net income	(10,096)	(14,295)	(16,425)
Reclassification adjustment for settlement of interest rate hedges	—	—	(5,905)
Pension adjustments	426	269	(550)
Foreign currency translation adjustments	22,188	(36,363)	9,000
Other comprehensive income (loss), net of tax	9,019	(38,296)	(8,158)
Comprehensive income	$399,993	$364,003	$369,698

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$390,974	$402,299	$377,856
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	446,006	400,922	365,761
Allowance for doubtful accounts	8,079	8,129	5,956
Amortization of deferred financing costs and debt discount	6,317	6,321	5,309
Accretion of environmental liabilities	14,326	13,456	13,667
Changes in environmental liability estimates	(10,108)	4,139	4,828
Deferred income taxes	25,763	18,437	12,685
Other (income) expense, net	(5,200)	1,454	(2,315)
Stock-based compensation	32,702	27,981	20,703
Loss on early extinguishment of debt	8,277	371	2,880
Gain on sale of businesses	(776)	—	—
Environmental expenditures	(16,099)	(27,522)	(28,960)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(31,849)	(28,822)	2,453
Inventories and supplies	12,461	(49,588)	(4,312)
Other current and non-current assets	(42,372)	(57,220)	(22,645)
Accounts payable	23,382	12,327	(27,425)
Other current and long-term liabilities	4,842	45,087	8,111
Net cash from operating activities	866,725	777,771	734,552
Cash flows used in investing activities:
Additions to property, plant and equipment	(424,918)	(432,241)	(422,300)
Proceeds from sale and disposal of fixed assets	21,568	9,099	9,650
Acquisitions, net of cash acquired	—	(478,011)	(119,596)
Proceeds from sale of businesses, net of transaction costs	4,275	750	750
Additions to intangible assets including costs to obtain or renew permits	(3,648)	(9,607)	(2,649)
Purchases of available-for-sale securities	(116,681)	(117,861)	(158,264)
Proceeds from sale of available-for-sale securities	93,618	124,197	117,359
Net cash used in investing activities	(425,786)	(903,674)	(575,050)
Cash flows (used in) from financing activities:
Change in uncashed checks	3,563	(1,473)	2,759
Tax payments related to withholdings on vested restricted stock	(15,834)	(13,759)	(13,838)
Repurchases of common stock	(250,002)	(55,178)	(51,164)
Deferred financing costs paid	(16,216)	(8,954)	(6,736)
Payments on finance leases	(33,113)	(30,886)	(15,937)
Proceeds from employee stock purchase plan	7,158	3,009	—
Principal payments on debt	(2,009,898)	(15,102)	(623,975)
Proceeds from issuance of debt, net of discount	2,005,000	499,375	500,000
Borrowing from revolving credit facility	—	—	114,000
Payment on revolving credit facility	—	—	(114,000)
Net cash (used in) from financing activities	(309,342)	377,032	(208,891)
Effect of exchange rate change on cash	7,526	(8,635)	1,484
Increase (decrease) in cash and cash equivalents	139,123	242,494	(47,905)
Cash and cash equivalents, beginning of year	687,192	444,698	492,603
Cash and cash equivalents, end of year	$826,315	$687,192	$444,698
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$157,263	$153,059	$114,560
Income taxes paid, net of refunds	117,904	130,606	132,314
Non-cash investing activities:
Property, plant and equipment accrued	33,332	43,750	52,376
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Number of Shares	$0.01 Par Value			Retained Earnings
Balance at January 1, 2023	54,065	$541	$504,240	$(167,181)	$1,584,722	$1,922,322
Net income	—	—	—	—	377,856	377,856
Other comprehensive loss	—	—	—	(8,158)	—	(8,158)
Stock-based compensation	—	—	20,703	—	—	20,703
Issuance of common stock for restricted share vesting, net of employee tax withholdings	193	1	(13,839)	—	—	(13,838)
Repurchases of common stock	(328)	(3)	(51,376)	—	—	(51,379)
Balance at December 31, 2023	53,930	539	459,728	(175,339)	1,962,578	2,247,506
Net income	—	—	—	—	402,299	402,299
Other comprehensive loss	—	—	—	(38,296)	—	(38,296)
Stock-based compensation	—	—	27,981	—	—	27,981
Issuance of common stock for restricted share vesting, net of employee tax withholdings	125	1	(13,760)	—	—	(13,759)
Repurchases of common stock	(237)	(2)	(55,209)	—	—	(55,211)
Employee stock purchase plan	15	—	3,009	—	—	3,009
Balance at December 31, 2024	53,833	538	421,749	(213,635)	2,364,877	2,573,529
Net income	—	—	—	—	390,974	390,974
Other comprehensive income	—	—	—	9,019	—	9,019
Stock-based compensation	—	—	32,702	—	—	32,702
Issuance of common stock for restricted share vesting, net of employee tax withholdings	128	2	(15,836)	—	—	(15,834)
Repurchases of common stock	(1,124)	(11)	(251,877)	—	—	(251,888)
Employee stock purchase plan	34	—	7,158	—	—	7,158
Balance at December 31, 2025	52,871	$529	$193,896	$(204,616)	$2,755,851	$2,745,660
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) OPERATIONS
Clean Harbors, Inc., through its subsidiaries (collectively, the “Company”), is a leading provider of sustainable environmental and industrial services throughout North America. The Company is also the largest re-refiner and recycler of used oil and the premier provider of parts cleaning and related environmental services to commercial, industrial and automotive customers in North America.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP), requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable at the time. Actual results could differ from those estimates, and any such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated financial statements in the period they are determined.
Cash, Cash Equivalents, Marketable Securities and Uncashed Checks
Cash consists primarily of cash on deposit and money market accounts. The Company, through its wholly-owned captive insurance subsidiary, invests in cash equivalents and marketable securities. Marketable securities with maturities of three months or less from the date of purchase are classified as cash equivalents. As of December 31, 2025 and 2024, the Company had total marketable securities as follows (in thousands):

	December 31, 2025	December 31, 2024
Commercial paper	$3,988	$4,035
Corporate notes and bonds	1,601	—
Total cash equivalents	5,589	4,035

Commercial paper	9,942	17,489
Corporate notes and bonds	117,421	85,145
Total marketable securities	127,363	102,634
Total	$132,952	$106,669
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
The following table reflects the activity in the allowance for doubtful accounts and revenue allowance (in thousands):

	Allowance for Doubtful Accounts			Revenue Allowance
	2025	2024	2023	2025	2024	2023
Balance at January 1,	$22,908	$22,568	$24,659	$24,334	$19,641	$20,594
Additions charged to earnings	8,079	8,129	5,956	45,021	48,301	46,467
Deductions from reserves, net of recoveries	(9,831)	(7,789)	(8,047)	(54,520)	(43,608)	(47,420)
Balance at December 31,	$21,156	$22,908	$22,568	$14,835	$24,334	$19,641
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
Inventories and Supplies
Inventories are stated at the lower of cost or net realizable value. The cost of oil and oil products as well as the cost of supplies and drums, solvent and solution and other inventories is principally determined on a first-in, first-out (“FIFO”) basis. The Company continually reviews its inventories for obsolete or unsalable items and adjusts its carrying value to reflect estimated realizable values.
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
The Company determines its reporting units by identifying the components of each operating segment. As of December 31, 2025, the Company had four reporting units consisting of, Environmental Sales and Service, Industrial Services, Environmental Facilities and Safety-Kleen Sustainability Solutions (“SKSS”). See Note 7, “Goodwill and Other Intangible Assets,” for additional information related to the Company's goodwill impairment tests.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Landfill Accounting
The Company amortizes landfill improvements over the estimated useful lives. The units-of-consumption method is used to amortize land, landfill cell construction, asset retirement costs and remaining landfill cells and sites. The Company also utilizes the units-of-consumption method to record closure and post-closure obligations for landfill cells and sites. Under the units-of-consumption method, the Company includes future estimated construction and asset retirement costs, as well as costs incurred to date, in the amortization base of the landfill assets. Additionally, where appropriate, as described below, the Company includes probable expansion airspace that has yet to be permitted in the calculation of the total remaining useful life of the landfill. If it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, the Company may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time the Company makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.
Landfill assets—Landfill assets include the costs of landfill site acquisition, permits and cell construction incurred to date. These amounts are recorded at cost, which includes capitalized interest as applicable. Landfill assets, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of landfill assets is recorded on a units-of-consumption basis, such that the landfill assets should be completely amortized at the date the landfill ceases accepting waste. Amortization totaled $8.8 million, $10.6 million and $18.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Changes in the determination of when the landfill will cease accepting waste, either through a business decision by the Company, determination that expansion capacity should no longer be considered probable or changes in estimates on annual airspace consumption, will impact the amortization expense of the landfill assets. Changes in estimated costs to complete construction are applied prospectively to the amortization rate.
Landfill capacity—Landfill capacity, which is the basis for the amortization of landfill assets and for the accrual of final closure and post-closure obligations, represents total permitted airspace plus unpermitted airspace that management believes is highly probable of ultimately being permitted. As of December 31, 2025, there were no unpermitted expansions included in the Company's landfill accounting model. If actual expansion airspace is significantly different from management's estimate of expansion airspace, the amortization rates used for the units-of-consumption method would change, therefore impacting the Company's profitability.
As of December 31, 2025, the Company had eight active landfill sites (including the Company's non-commercial landfill), which have estimated remaining lives (based on anticipated waste volumes and the remaining highly probable airspace) as follows:

Facility Name	Location	Remaining Lives (Years)	Permitted Remaining Highly Probable Airspace (cubic yards) (in thousands)
Buttonwillow	California	17	4,597
Deer Trail	Colorado	16	1,271
Grassy Mountain	Utah	36	4,133
Kimball	Nebraska	21	496
Lambton	Ontario, Canada	41	3,983
Lone Mountain	Oklahoma	52	13,528
Ryley	Alberta, Canada	47	5,475
Sawyer	North Dakota	59	3,136
			36,619
At December 31, 2025 and 2024, the Company had no cubic yards of permitted, but not highly probable, airspace.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the remaining highly probable airspace from January 1, 2024 through December 31, 2025 (in thousands of cubic yards):

	2025	2024
Remaining capacity, beginning of year	26,951	27,753
Changes in highly probable airspace, net	10,909	—
Consumed	(1,241)	(802)
Remaining capacity, end of year	36,619	26,951
In the year ended December 31, 2025 a permit expansion for the Company’s Lone Mountain, Oklahoma facility became highly probable and was subsequently received.
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
Landfill final closure and post-closure liabilities —The balance of landfill final closure and post-closure liabilities at December 31, 2025 and 2024 was $59.8 million and $59.4 million, respectively. The Company has material financial commitments for the costs associated with requirements of the Environmental Protection Agency ("EPA") and the comparable regulatory agency in Canada for landfill final closure and post-closure activities. The Company develops estimates for the cost of these activities based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies.
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
Cell closure, final closure and post-closure costs (also referred to as “asset retirement obligations”) are calculated by estimating the total obligation in current dollars, adjusted for future inflation estimates and discounted at the Company's credit-adjusted risk-free interest rate (6.53% and 6.57% during 2025 and 2024, respectively).
Non-Landfill Closure and Post-Closure Liabilities
The balance of non-landfill closure and post-closure liabilities at December 31, 2025 and 2024 was $75.6 million and $70.4 million, respectively. Non-landfill closure and post-closure obligations arise when the Company commences non-landfill facility operations and include costs required to dismantle and decontaminate certain structures and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs as required by the closure permit. Post-closure periods are performance-based and are not typically specified in terms of years in the closure permit, but generally range from 10 to 30 years or more.

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
Remedial Liabilities
The balance of remedial liabilities at December 31, 2025 and 2024 was $95.4 million and $111.7 million, respectively. Remedial liabilities, including Superfund liabilities, include the costs of removal or containment of contaminated material, treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements. Most of the Company's remedial liabilities relate to the active and inactive hazardous waste treatment and disposal facilities which the Company acquired and Superfund sites owned by third-parties for which the Company, or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations, have been identified as potentially responsible parties (“PRPs”) or potential PRPs. The Company's estimate of remedial liabilities involves an analysis of such factors as: (i) the nature and extent of environmental contamination (if any); (ii) the terms of applicable permits and agreements with regulatory authorities as to cleanup procedures and whether modifications to such permits and agreements will likely need to be negotiated; (iii) the cost of performing anticipated cleanup activities based upon current technology; and (iv) in the case of Superfund and other sites where other parties will also be responsible for a portion of the cleanup costs, the likely allocation of such costs and the ability of such other parties to pay their share. The measurement of remedial liabilities is reviewed at least quarterly and changes in estimates are recognized in the consolidated statements of operations when identified.
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
Defined Contribution Plan
The Company has defined contribution plans under which eligible employees may contribute up to the maximum amount as provided by law. The Company matches a portion of these employee contributions and contributed $31.5 million, $30.9 million and $28.8 million in 2025, 2024 and 2023 respectively.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was $9.8 million in 2025, $11.4 million in 2024 and $10.9 million in 2023.
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. In addition, the Company issues awards with performance targets established prior to or at the grant date. The expense for these awards is recognized over the requisite service period when management believes it is probable those performance targets will be achieved, which could result in achievement of performance awards up to 200% of the target share award. The fair value of the Company's grants under the 2020 Stock Incentive Plan are based on the closing price of the Company's common stock on the respective dates of grant. In 2025, certain modifications were made to the terms of awards issued under the 2020 Stock Incentive Plan. Unvested and prospective awards were modified to allow for accelerated vesting of unvested awards in the event of death or certain disability at which point any unrecognized compensation is expensed immediately. Additionally, unvested and prospective awards were modified to include provisions for a “Qualified Retirement” event which, upon meeting certain age and tenure requirements and providing a required notice period allows for accelerated vesting of certain employee shares upon the retirement date. When employee share awards become subject to either of these criteria, any unrecognized compensation expense will be accelerated to match the employee’s remaining service period. The impact of these modifications on the current awards was immaterial in the period.
The fair value of shares issued under the Company’s Employee Stock Purchase plan are valued using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company’s common stock on the grant date, including the expected volatility of the stock, calculated based on a period of time generally

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
commensurate with the expected term of the award and risk-free interest rates. Forfeitures are recognized as they occur. Stock-based compensation is recognized in selling, general and administrative expense.
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
Earnings per Share (“EPS”)
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
The Company generally enters into long-term real estate leases with two to ten-year terms and long-term non-real estate leases with three to seven-year terms. In the normal course of business, the Company also enters into short-term operating leases having terms of one year or less. These leases are generally equipment leases entered into for short periods of time (e.g. daily, weekly or monthly) to satisfy immediate and/or short-term operational needs of the business which can arise based upon the nature of particular services performed. The Company has elected not to recognize right-of-use (“ROU”) assets

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and lease liabilities for these short-term leases. Operating leases with terms exceeding one year and all finance leases are recognized as ROU assets and lease liabilities and measured at commencement date based on the present value of the future lease payments over the lease term.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures related to the tax rate reconciliation and income taxes paid. The Company adopted ASU No. 2023-09 using the retrospective approach for the year ended December 31, 2025. The only significant impact from the adoption of this standard relates to incremental disclosures now required. See Note 12, “Income Taxes,” for the applicable income tax disclosures required by this guidance.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses. This guidance will be effective for annual periods beginning the year ended December 31, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this new pronouncement on its future consolidated financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for internal-use software costs. The amendment eliminates the previous accounting model based on software development stages and aligns with current agile implementation principles. Under the new guidance, capitalization begins when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose. The amendments are effective in annual periods beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The amendment may be applied on a prospective, retrospective or modified retrospective basis. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
(3) REVENUES
The Company generates revenues through the following operating segments: Environmental Services and SKSS. The Company’s Environmental Services operating segment generally has four sources of revenue and the SKSS operating segment has two sources of revenue. The Company disaggregates third-party revenues by geographic location and source of revenue as

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Field and Emergency Response Services—Field and Emergency Response Services, which includes contributions from the acquisition of HEPACO in 2024, contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, environmental remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration, water treatment services and wetland restoration. Response services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. Emergency response services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following tables present the Company’s third-party revenue disaggregated by source of revenue and geography (in thousands):

	For the year ended December 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$4,705,709	$784,989	$186	$5,490,884
Canada	440,645	99,308	—	539,953
Total third-party revenues	$5,146,354	$884,297	$186	$6,030,837

Sources of Revenue
Technical Services	$1,859,705	$—	$—	$1,859,705
Industrial Services and Other	1,327,883	—	186	1,328,069
Field and Emergency Response Services	937,362	—	—	937,362
Safety-Kleen Environmental Services	1,021,404	290,423	—	1,311,827
Safety-Kleen Oil	—	593,874	—	593,874
Total third-party revenues	$5,146,354	$884,297	$186	$6,030,837

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$4,510,845	$841,171	$407	$5,352,423
Canada	449,480	88,049	—	537,529
Total third-party revenues	$4,960,325	$929,220	$407	$5,889,952

Sources of Revenue
Technical Services	$1,733,550	$—	$—	$1,733,550
Industrial Services and Other	1,377,502	—	407	1,377,909
Field and Emergency Response Services	895,120	—	—	895,120
Safety-Kleen Environmental Services	954,153	229,730	—	1,183,883
Safety-Kleen Oil	—	699,490	—	699,490
Total third-party revenues	$4,960,325	$929,220	$407	$5,889,952

	For the year ended December 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$4,022,394	$846,339	$447	$4,869,180
Canada	447,515	92,457	—	539,972
Total third-party revenues	$4,469,909	$938,796	$447	$5,409,152

Sources of Revenue
Technical Services	$1,563,847	$—	$—	$1,563,847
Industrial Services and Other	1,418,938	—	447	1,419,385
Field and Emergency Response Services	609,913	—	—	609,913
Safety-Kleen Environmental Services	877,211	224,830	—	1,102,041
Safety-Kleen Oil	—	713,966	—	713,966
Total third-party revenues	$4,469,909	$938,796	$447	$5,409,152
Contract Balances

(in thousands)	December 31, 2025	December 31, 2024
Receivables	$1,044,137	$1,015,357
Contract assets (unbilled receivables)	160,888	162,215
Contract liabilities (deferred revenue)	81,529	88,545
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s contract costs that are subject to capitalization are comprised of costs associated with parts washer services and with the treatment and disposal of waste. As of December 31, 2025 and 2024, the Company's deferred contract costs totaled $27.9 million and $28.2 million, respectively. Deferred parts washer costs are recognized over the service interval as the customer receives the benefit of the services, and deferred costs related to treatment and disposal of waste are recognized when the corresponding waste is disposed. Deferred costs are included within Prepaid expenses and other current assets in the Company’s consolidated balance sheets. The deferred contract cost balances at the beginning of each period presented were fully recognized as a cost of revenue in the subsequent three-month period.
(4) BUSINESS COMBINATIONS
Proposed 2026 Acquisition
On February 17, 2026, the Company signed a purchase agreement to acquire certain environmental businesses of Depot Connect International for an all-cash purchase price of approximately $130.0 million, subject to customary closing adjustments. The Company intends to fund this acquisition with available cash. Once complete, the operations of the acquired businesses will expand the Environmental Services segment’s technical services and field services operations and includes two permitted waste treatment facilities. The acquisition is expected to close in the first half of 2026, subject to customary closing conditions.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During 2024, the Company completed the acquisition of three additional privately-owned businesses for $17.1 million in total cash consideration. The operations of the acquired businesses were consolidated into the Environmental Services and SKSS segments. The acquisitions of the acquired businesses were not material to the consolidated financial statements of the Company.

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
The Company finalized the purchase accounting for this acquisition in the first quarter of 2024. The purchase price was based on estimates of the fair value of assets acquired and liabilities assumed as of March 31, 2023. The following table summarizes the final determination and recognition of assets acquired and liabilities assumed (in thousands):

Final Allocation
Accounts receivable, including unbilled receivables	$25,160
Inventories and supplies	228
Prepaid expenses and other current assets	1,302
Property, plant and equipment	26,719
Permits and other intangibles	28,900
Operating lease right-of-use assets	4,716
Other long-term assets	72
Accounts payable	(7,240)
Accrued expenses and other current liabilities	(3,290)
Current portion of operating lease liabilities	(1,653)
Operating lease liabilities, less current portion	(3,063)
Other long-term liabilities	(560)
Total identifiable net assets	71,291
Goodwill	39,564
Total purchase price	$110,855
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
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Supplies	$217,028	$200,905
Oil and oil related products	123,883	152,992
Solvent and solutions	11,589	12,458
Other	19,588	18,302
Total inventories and supplies	$372,088	$384,657
Oil and oil related products inventory has decreased due to lower volumes of oil inventory on hand at December 31, 2025 when compared with December 31, 2024 and overall cost decreases for the oil inventory. Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator and re-refinery operations and other general supplies used in normal day-to-day operations. Stocking crucial spare parts, largely for the sustained functioning of the Company’s incinerator facilities, has resulted in a rise in the supplies inventory balance. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$193,438	$184,191
Asset retirement costs (non-landfill)	40,232	38,705
Landfill assets	278,700	258,138
Buildings and improvements (1)	753,404	719,439
Vehicles (2)	1,583,387	1,455,530
Equipment (3)	2,652,027	2,600,085
Construction in progress	90,182	70,305
	5,591,370	5,326,393
Less - accumulated depreciation and amortization	3,050,303	2,878,452
Total property, plant and equipment, net	$2,541,067	$2,447,941
___________________________________
(1) Balances inclusive of gross ROU assets classified as finance leases of $8.0 million in both periods.
(2) Balances inclusive of gross ROU assets classified as finance leases of $294.2 million and $230.5 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $17.4 million and $9.2 million, respectively.
Depreciation expense, inclusive of landfill and finance lease amortization was $392.1 million, $346.5 million and $315.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded $2.2 million, $11.2 million and $6.6 million of capitalized interest in 2025, 2024 and 2023, respectively. The capitalized interest in 2023 and 2024 was mainly due to the construction of the new incinerator in Kimball, Nebraska, which was completed in late 2024.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Total
Balance at January 1, 2024	$1,112,013	$175,723	$1,287,736
Increase from current period acquisitions	186,911	6,457	193,368
Measurement period adjustments from prior period acquisition	218	—	218
Foreign currency translation	(2,938)	(1,185)	(4,123)
Balance at December 31, 2024	$1,296,204	$180,995	$1,477,199
Measurement period adjustments from prior period acquisitions	146	(99)	47
Decrease from disposition of business(1)	(538)	—	(538)
Foreign currency translation	1,666	676	2,342
Balance at December 31, 2025	$1,297,478	$181,572	$1,479,050
___________________________________
(1)In 2025, the Company sold a non-core business unit. The transaction was immaterial to the financial statements.
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when it is more likely than not that events or changes in the business environment (“triggering events”) would reduce the fair value of a reporting unit below its carrying value. The Company did not identify any triggering events in the years presented.
Goodwill is also tested for impairment annually. The Company conducted its annual impairment test of goodwill as of December 31, 2025 and determined that no adjustment to the carrying value of goodwill for any reporting unit was necessary because the fair values of the reporting units exceeded their respective carrying values. The fair value of all reporting units was determined using an income approach based upon estimates of future discounted cash flows. The resulting estimates of fair value were validated through the consideration of other factors such as the fair value of comparable companies to the reporting units and a reconciliation of the sum of all estimated fair values of the reporting units to the Company’s overall market capitalization. In all cases, the estimated fair values of the reporting units significantly exceeded the respective carrying values.

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
As of December 31, 2025 and 2024, the Company's intangible assets consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$196,224	$132,308	$63,916	$191,921	$123,939	$67,982
Customer and supplier relationships	698,381	292,813	405,568	697,326	256,657	440,669
Other intangible assets	121,030	57,438	63,592	120,316	46,490	73,826
Total amortizable permits and other intangible assets	1,015,635	482,559	533,076	1,009,563	427,086	582,477
Trademarks and trade names	119,951	—	119,951	119,510	—	119,510
Total permits and other intangible assets	$1,135,586	$482,559	$653,027	$1,129,073	$427,086	$701,987
During the periods presented, there were no events or changes in circumstances which would indicate that the carrying values of the Company's asset groups would not be recoverable and thus no impairment charges were recorded.
Amortization expense of permits, customer and supplier relationships and other intangible assets for the years ended December 31, 2025, 2024 and 2023 were $53.9 million, $54.4 million and $50.3 million, respectively.
The expected amortization of the net carrying amount of finite-lived intangible assets at December 31, 2025 was as follows (in thousands):

Years ending December 31,	Expected Amortization
2026	$52,443
2027	50,364
2028	48,998
2029	47,920
2030	37,426
Thereafter	295,925
$533,076
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$144,689	$134,458
Accrued insurance	116,675	112,367
Accrued interest	30,893	33,259
Accrued income, real estate, sales and other taxes	42,082	35,394
Accrued other	107,449	103,967
	$441,788	$419,445
The increase in accrued compensation and benefits is due to both the timing of payments and an increase in accrued incentive compensation. As of December 31, 2025 and 2024, accrued insurance included employee medical insurance costs of $24.1 million and $23.9 million, respectively, and accruals for losses under workers' compensation, comprehensive general liability and vehicle liability self-insurance programs of $88.9 million and $83.7 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2024 through December 31, 2025 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2024	$59,443	$59,157	$118,600
Liabilities assumed in acquisitions	—	11,421	11,421
New asset retirement obligations	2,118	—	2,118
Accretion	5,069	4,489	9,558
Changes in estimates recorded to consolidated statement of operations	70	(295)	(225)
Changes in estimates recorded to consolidated balance sheet	4,335	402	4,737
Environmental expenditures	(11,210)	(4,466)	(15,676)
Currency translation and other	(425)	(320)	(745)
Balance at December 31, 2024	59,400	70,388	129,788
Measurement period adjustments from prior period acquisitions	—	420	420
New asset retirement obligations	3,839	—	3,839
Accretion	5,013	5,552	10,565
Changes in estimates recorded to consolidated statement of operations	446	(332)	114
Changes in estimates recorded to consolidated balance sheet	(4,410)	906	(3,504)
Environmental expenditures	(4,719)	(1,446)	(6,165)
Currency translation and other	194	77	271
Balance at December 31, 2025	$59,763	$75,565	$135,328
In the year ended December 31, 2025, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.
Anticipated payments (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on closure and post-closure activities) for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2026	$10,290
2027	13,906
2028	20,063
2029	8,738
2030	1,723
Thereafter	294,466
Undiscounted closure and post-closure liabilities	349,186
Less: Discount at credit-adjusted risk-free rate	(115,489)
Less: Undiscounted estimated closure and post-closure liabilities relating to airspace not yet consumed	(98,369)
Present value of closure and post-closure liabilities	$135,328

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2024 through December 31, 2025 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2024	$1,880	$60,277	$49,086	$111,243
Liabilities assumed in acquisitions	—	—	5,192	5,192
Accretion	92	2,292	1,514	3,898
Changes in estimates recorded to consolidated statement of operations	29	573	3,762	4,364
Environmental expenditures	(53)	(6,078)	(5,715)	(11,846)
Currency translation and other	—	(28)	(1,078)	(1,106)
Balance at December 31, 2024	1,948	57,036	52,761	111,745
Measurement period adjustments from prior period acquisition	—	—	(90)	(90)
Accretion	93	2,353	1,315	3,761
Changes in estimates recorded to consolidated statement of operations	(66)	(860)	(9,296)	(10,222)
Environmental expenditures	(47)	(4,163)	(5,724)	(9,934)
Currency translation and other	—	157	(48)	109
Balance at December 31, 2025	$1,928	$54,523	$38,918	$95,369
In the year ended December 31, 2025, the Company decreased its remedial liability for a site by approximately $10 million due to its conclusion that loss was no longer probable based on the evaluation of available evidence.
Anticipated payments at December 31, 2025 (based on current estimated costs and anticipated timing of necessary regulatory approvals to commence work on remedial activities) for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2026	$8,822
2027	12,819
2028	8,696
2029	8,930
2030	6,916
Thereafter	84,266
Undiscounted remedial liabilities	130,449
Less: Discount at risk free rate	(35,080)
Total remedial liabilities	$95,369

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the Company's estimated remedial liabilities and reasonably possible additional liabilities as of December 31, 2025 disaggregated by facility/site type (in thousands, except percentages):

Type of Facility or Site	Remedial Liabilities	% of Total	Reasonably Possible Additional Liabilities (1)
Inactive facilities not used in active conduct of the Company's business, most of which were assumed through prior period acquisitions (28 facilities)	$54,476	57.1%	$10,164
Facilities now used in active conduct of the Company's business (58 facilities)	33,425	35.1	7,267
Superfund sites (13 sites)	7,468	7.8	1,120
Total	$95,369	100.0%	$18,551
___________________________________
(1)Amounts represent the high end of the range of management's best estimate of the reasonably possible additional liabilities.
The following table presents the Company's estimated remedial liabilities and reasonably possible additional liabilities as of December 31, 2025 disaggregated by facilities/sites which represent at least 5% of the total and with all other facilities/ sites combined (in thousands, except percentages):

Location	Type of Facility or Site	Remedial Liabilities(1)	% of Total	Reasonably Possible Additional Liabilities(2)
Baton Rouge, LA	Closed incinerator and landfill	$24,558	25.8%	$3,751
Bridgeport, NJ	Closed incinerator	16,866	17.7	3,586
Linden, NJ	Operating solvent recycling center	8,645	9.1	1,954
Various	All other incinerators, landfills, wastewater treatment facilities and service centers (83 facilities)	37,832	39.6	8,140
Various	Superfund sites (each representing less than 5% of total liabilities) (13 sites)	7,468	7.8	1,120
Total		$95,369	100.0%	$18,551
_________________________________
(1)$11.4 million of the $95.4 million remedial liabilities include estimates related to the legal and administrative proceedings discussed in Note 17, “Commitments and Contingencies.”
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

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company's long-term debt (in thousands):

	December 31, 2025	December 31, 2024
Current Portion of Long-Term Debt:
Secured senior term loans	$12,600	$15,102

Long-Term Debt:
Secured senior term loans due October 9, 2032 (“2032 Term Loans”)	$1,247,400	$—
Secured senior term loans due October 8, 2028 (“2028 Term Loans”)	—	1,449,796
Unsecured senior notes, at 4.875%, due July 15, 2027 (“2027 Notes”)	—	545,000
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Unsecured senior notes, at 5.750%, due October 15, 2033 (“2033 Notes”)	745,000	—
Long-term debt, at par	2,792,400	2,794,796
Unamortized debt issuance costs	(28,837)	(23,679)
Long-term debt, at carrying value	$2,763,563	$2,771,117
As of December 31, 2025 and 2024, the estimated fair value of the Company’s outstanding long-term debt, including the current portion, was $2.8 billion in both periods. The Company’s estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data which are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotation or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
As of December 31, 2025, the Company had an aggregate principal amount outstanding of $1,260.0 million under the Seventh Amendment to the Company’s Secured Senior Term Loans dated as of October 9, 2025 (the “Term Loan Agreement”). As of December 31, 2024, the Company had an aggregate principal amount outstanding of $1,464.9 million under the Sixth Amendment to the Term Loan Agreement.
The table below describes the key terms of the Company’s Secured Senior Term Loan amendments, including any historical changes occurring during the periods presented in these financial statements:

	Effective Date	Maturity Date	SOFR Margin(1)	US Base Rate Margin (1)	Credit Spread Adjustment	Aggregate Principal Amount (in 000s)
Seventh Amendment (2)	10/9/2025	10/9/2032	1.50%	0.50%	—%	$1,260,000
Sixth Amendment	10/8/2024	10/8/2028	1.75%	0.75%	—%	1,480,000
Fifth Amendment (3)	3/22/2024	10/8/2028	1.75%	0.75%	0.11448%	1,480,000
Fourth Amendment	12/27/2023	10/8/2028	1.75%	0.75%	0.11448%	980,000
Third Amendment	1/24/2023	10/8/2028	2.00%	1.00%	0.11448%	980,000
___________________________________
(1)The Term Loan Agreement provides for Term SOFR adjustments for other interest periods and a US Base Rate Margin; however, the Company elects one-month Term SOFR for interest payments. Interest is paid monthly.
(2)Proceeds from the Seventh Amendment to the Term Loan Agreement along with certain proceeds of the 2033 Notes and cash on hand were used to refinance in full all existing term loans outstanding under the Sixth Amendment.
(3)The Fifth Amendment to the Term Loan Agreement provided for the issuance of additional term loans with an aggregate principal amount of $500.0 million which were used to fund the acquisitions completed during 2024, with the excess increasing the Company’s cash balances.
The Company’s obligations under the Term Loan Agreement are guaranteed by substantially all of the Company’s domestic restricted subsidiaries and secured by liens on substantially all of the assets of the Company and the guarantors. The Amended Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default, which the Company believes are usual and customary for an agreement of this type. Such covenants restrict the Company’s

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ability, among other matters, to incur debt, create liens on the Company’s assets, make restricted payments or investments or enter into transactions with affiliates.
The Company’s obligations under the Term Loan Agreement may be prepaid at any time without premium or penalty (other than customary breakage costs with respect to Term SOFR-based loans), except if the Company engages in certain repricing transactions before April 9, 2026, in which event a 1.0% prepayment premium would be due.
During the year ended December 31, 2025 the Company recognized loss on early extinguishment of debt of $8.3 million due to the changes in the Term Loan Agreement under the Seventh Amendment and the repayment of the 2027 Notes discussed below.
Unsecured Senior Notes
The table below describes the key terms of the Company’s Unsecured Senior Notes:

	Effective Date	Maturity Date	Interest Rate	Interest Payment Dates	Interest Commencement Date	Aggregate Principal Amount (in thousands)
2033 Notes	10/9/2025	10/15/2033	5.750%	April 15, October 15	4/15/2026	$745,000
2031 Notes	1/24/2023	2/1/2031	6.375%	February 1, August 1	8/1/2023	500,000
2029 Notes	7/2/2019	7/15/2029	5.125%	January 15, July 15	1/15/2020	300,000
2027 Notes	7/2/2019	7/15/2027	4.875%	January 15, July 15	1/15/2020	545,000
The proceeds from the issuance of the 2033 Notes on October 9, 2025, were used toward the repayment of the Term Loans outstanding at that time as well as to pay off the outstanding principal balance of the 4.875% 2027 Notes of $545.0 million.
The tables below depict the redemption prices of the outstanding unsecured senior notes as of December 31, 2025 (collectively, the “Notes”) if redeemed during the twelve-month period commencing on the dates below, plus accrued and unpaid interest, if any, to but not including the redemption date.

2029 Notes	Percentage
July 15, 2026 and thereafter	100.000%

2031 Notes	Percentage
February 1, 2026	103.188%
February 1, 2027	101.594%
February 1, 2028 and thereafter	100.000%

2033 Notes	Percentage
October 15, 2028	102.875%
October 15, 2029	101.438%
October 15, 2030 and thereafter	100.000%
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
The Company may also redeem all or any portion of the 2033 Notes prior to October 15, 2028, at a redemption price equal to 100% of the principal amount redeemed plus a make whole premium as of the date of redemption including accrued and unpaid interest, if any, up to but not including the date of redemption. Additionally, subject to certain limitations, prior to October 15, 2028, the Company may use net cash proceeds of one or more equity offerings to redeem up to 40% in aggregate principal of the 2033 Notes at a redemption price equal to 105.750% of the principal amount thereof plus accrued and unpaid interest thereon, if any, up to but not including the date of redemption.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Revolving Credit Facility
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
As of December 31, 2025, the revolving credit facility had no outstanding loan balances, $453.5 million available to borrow and outstanding letters of credit of $146.5 million. The Company also had no outstanding loan balances as of December 31, 2024.
Cash Flow Hedges
The Company's strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million (the “2022 Swaps”) to effectively fix the interest rate on $600.0 million principal of variable rate debt (initially the 2028 Term Loans and

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
now the 2032 Term Loans, both of which had SOFR based variable interest payments). Under the terms of the 2022 Swaps, the Company receives interest based upon the variable rates and pays a fixed amount of interest. The 2022 Swaps expire on September 30, 2027. As of December 31, 2025 the effective annual interest rate of the fixed portion of the Term Loan Agreement as a result of the 2022 Swaps is 3.46%.
The Company designated the 2022 Swaps as a cash flow hedge at the inception of the agreements. As of December 31, 2025 the Company recorded a derivative asset with a fair value of $13.6 million. The derivative asset balance as of December 31, 2024 was $32.4 million.
No ineffectiveness has been identified on the 2022 Swaps and, therefore the change in fair value is recorded in stockholders' equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings.
(12) INCOME TAXES
The domestic and foreign components of income before provision for income taxes were as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Domestic	$441,591	$444,118	$401,912
Foreign	86,376	89,325	101,367
Total	$527,967	$533,443	$503,279
The provision for income taxes consisted of the following (in thousands):

	For the years ended December 31,
	2025	2024	2023
Current:
Federal	$66,183	$68,321	$64,164
State	24,264	27,649	25,496
Foreign	20,783	16,737	23,078
	111,230	112,707	112,738
Deferred
Federal	22,556	20,669	18,251
State	3,771	(4,415)	(9,049)
Foreign	(564)	2,183	3,483
	25,763	18,437	12,685
Provision for income taxes	$136,993	$131,144	$125,423

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's effective income tax rate varied from the amount computed using the statutory federal income tax rate of 21% as follows (in thousands, except percentages):

	For the years ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Adjusted pre-tax book income	$527,967		$533,443		$503,279

U.S. federal statutory tax rate	110,873	21.0%	112,023	21.0%	105,689	21.0%

State and local income taxes, net of federal income tax effect(1)	22,147	4.2	18,480	3.5	12,948	2.6

Foreign tax effects
Canada
Statutory tax rate difference between Canada and the United States	(4,600)	(0.9)	(4,876)	(0.9)	(5,630)	(1.1)
Provincial income taxes	6,673	1.3	7,391	1.4	9,786	1.9
Divestiture of business	(5,693)	(1.1)	—	—	—	—
Other adjustments	4,701	0.9	(3,086)	(0.6)	1,177	0.2
Other foreign jurisdictions	661	0.1	446	0.1	(160)	—
Total foreign tax effects	1,742	0.3	(125)	—	5,173	1.0

Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—

Effect of cross-border tax laws	—	—	—	—	—	—

Tax credits	(1,000)	(0.2)	3,099	0.6	2,144	0.4

Changes in valuation allowances	(16)	—	(4,075)	(0.8)	(3,245)	(0.6)

Nontaxable and nondeductible items	156	—	(7)	—	(940)	(0.2)

Changes in unrecognized tax benefits	—	—	—	—	—	—

Other adjustments	3,091	0.6	1,749	0.3	3,654	0.7

Effective tax rate	$136,993	25.9%	$131,144	24.6%	$125,423	24.9%
___________________________________
(1)In 2025 state taxes in California, Texas, Arkansas, Illinois, Louisiana, Massachusetts, New York and New Jersey comprise the majority of the state taxes, net of federal effect category. In 2024 and 2023 state taxes in California, Texas, Massachusetts, Illinois, Louisiana and New York comprise the majority of the state taxes, net of federal effect category.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The business tax provisions in the legislation did not have a material impact on the Company’s effective tax rate. Certain provisions, such as bonus depreciation, had a beneficial impact to cash taxes.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income taxes paid by jurisdiction, net of refunds received, consisted of the following (in thousands):

	For the years ended December 31,
	2025	2024	2023
Federal	$64,802	$83,000	$54,670
State	30,407	30,958	27,664
Total Domestic	95,209	113,958	82,334

Foreign
Canada	19,395	13,471	47,186
Other Foreign Jurisdictions	3,300	3,177	2,794
Total Foreign	22,695	16,648	49,980
Total	$117,904	$130,606	$132,314
No individual jurisdictions within the “State” or “Other Foreign Jurisdictions” captions above were equal to or greater than 5 percent of total income taxes paid, net of refunds received.
The components of the total net deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Deferred tax assets:
Provision for doubtful accounts	$9,626	$14,808
Closure, post-closure and remedial liabilities	29,770	32,189
Operating lease liabilities	63,020	60,929
Accrued expenses	15,631	14,749
Accrued compensation and benefits	17,483	16,876
Net operating loss carryforwards(1)	57,298	48,331
Excess business interest(2)	13,116	22,078
Tax credit carryforwards	2,507	2,619
Stock-based compensation	5,822	4,877
Other	2,556	2,565
Total deferred tax assets	216,829	220,021
Deferred tax liabilities:
Property, plant and equipment	(316,192)	(311,546)
Operating lease right-of-use assets	(61,948)	(59,999)
Interest rate swap asset	(3,674)	(8,748)
Permits and other intangible assets	(165,672)	(158,905)
Prepaid expenses	(12,640)	(10,881)
Total deferred tax liabilities	(560,126)	(550,079)
Total net deferred tax liability before valuation allowance	(343,297)	(330,058)
Less valuation allowance	(34,418)	(27,232)
Net deferred tax liabilities	$(377,715)	$(357,290)
___________________________________
(1)As of December 31, 2025, the net operating loss carryforwards included (i) gross state net operating loss carryforwards of $290.4 million which will begin to expire in 2026, (ii) gross federal net operating loss carryforwards of $75.7 million which will begin to expire in 2026 and (iii) gross foreign net operating loss carryforwards of $69.3 million which will begin to expire in 2026.
(2)The Company previously recognized U.S. federal income taxes related to the operations in Canada and has not accrued for any remaining undistributed foreign earnings. These amounts continue to be indefinitely reinvested. The amount of tax associated with those unrepatriated earnings is not expected to be material.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A valuation allowance is required to be established when, based on an evaluation of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the total valuation allowance as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Allowance related to:
Foreign tax credits	$346	$346
Federal net operating losses	3,768	3,783
State net operating loss carryforwards	4,728	4,734
Foreign net operating loss carryforwards	16,072	14,543
Deferred tax assets of a Canadian subsidiary	251	3,521
Realized and unrealized capital losses	9,253	305
Total valuation allowance	$34,418	$27,232
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations before 2017. The Company has ongoing U.S., state and local jurisdictional audits, as well as Canadian federal and provincial audits, all of which the Company believes will not result in material liabilities. The Company has not identified any material uncertain tax positions in the periods presented.
(13) EARNINGS PER SHARE
The computation of basic earnings per share (EPS) is based on the weighted average number of the Company’s common shares outstanding. The computation of diluted EPS is based on the weighted average number of the Company’s common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.
The following are computations of basic and diluted earnings per share (in thousands, except for per share amounts):

	For the years ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$390,974	$402,299	$377,856
Denominator:
Weighted average shares outstanding, basic	53,509	53,902	54,071
Dilutive impact of equity awards	207	297	311
Weighted average shares outstanding, diluted	53,716	54,199	54,382

Basic earnings per share	$7.31	$7.46	$6.99
Diluted earnings per share	$7.28	$7.42	$6.95
In the table above, potentially dilutive shares outstanding include the dilutive effect of unvested restricted stock awards. Shares under the Employee Stock Purchase Plan (“ESPP”) which commenced in 2024 are issued on the last day of the offering period and therefore are included in the weighted average shares outstanding when issued.
Potentially dilutive shares whose effect would have been antidilutive have been excluded from the computation of diluted earnings per share. The Company included all outstanding performance awards and restricted stock awards in the calculation of diluted earnings per share except as shown in the table below (in thousands):

	For the years ended December 31,
	2025	2024	2023
Antidilutive restricted stock awards	2	10	12
Performance stock awards for which performance criteria was not attained at reporting date	89	39	89

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14) STOCKHOLDERS' EQUITY
The Company has a Board approved share repurchase plan which authorizes the Company to purchase the Company's common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. As of December 31, 2025, the Company’s limit on that repurchase plan was $1.1 billion. On February 18, 2026, the Company’s Board of Directors authorized a $350 million expansion of the Company’s share repurchase program. The number of shares purchased and the timing of the purchases have depended and will depend on a number of factors including share price, cash required for future business plans, trading volume and other conditions. The Company has no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
During the years ended December 31, 2025, 2024 and 2023, the Company repurchased and retired a total of 1.1 million, 0.2 million and 0.3 million shares, respectively, of the Company's common stock for total costs of $249.8 million, $55.0 million and $51.2 million, respectively.
As of December 31, 2025, an additional $249.4 million remained available to repurchase shares under this program.
(15) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Available-For-Sale Securities	Unrealized Gain (Loss) on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2023	$(209,339)	$(563)	$43,058	$(337)	$(167,181)
Other comprehensive income (loss) before reclassifications	9,000	708	5,094	(741)	14,061
Amounts reclassified out of accumulated other comprehensive loss	—	—	(30,273)	—	(30,273)
Tax (provision) benefit	—	(149)	8,012	191	8,054
Other comprehensive income (loss)	9,000	559	(17,167)	(550)	(8,158)
Balance at December 31, 2023	(200,339)	(4)	25,891	(887)	(175,339)
Other comprehensive (loss) income before reclassifications	(36,363)	47	16,515	339	(19,462)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(19,582)	—	(19,582)
Tax (provision) benefit	—	(10)	828	(70)	748
Other comprehensive (loss) income	(36,363)	37	(2,239)	269	(38,296)
Balance at December 31, 2024	(236,702)	33	23,652	(618)	(213,635)
Other comprehensive income (loss) before reclassifications	22,188	157	(4,963)	586	17,968
Amounts reclassified out of accumulated other comprehensive loss	—	—	(13,830)	—	(13,830)
Tax (provision) benefit	—	(33)	5,074	(160)	4,881
Other comprehensive income (loss)	22,188	124	(13,719)	426	9,019
Balance at December 31, 2025	$(214,514)	$157	$9,933	$(192)	$(204,616)
The amounts realized in the consolidated statements of operations during the years ended December 31, 2025, 2024 and 2023 which were reclassified out of accumulated other comprehensive loss were as follows (in thousands):

	For the years ended December 31,
Other Comprehensive Loss Component	2025	2024	2023	Location
Unrealized Gain (Loss) on Fair Value of Interest Rate Hedges (1)	$13,830	$19,582	$30,273	Interest expense, net of interest income
___________________________________
(1) For the year ended December 31, 2023, the balance is inclusive of an $8.3 million gain realized in connection with the settlement of certain interest rate swaps.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) STOCK-BASED COMPENSATION
Stock-based Compensation
In 2020, the Company's shareholders approved the Clean Harbors, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provides for future awards of up to 2.5 million shares of the Company’s common stock (subject to certain anti-dilution adjustments) in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2020 Plan is administered by the Compensation and Human Capital Committee of the Company’s Board of Directors.
The Company grants restricted stock awards and performance stock awards. The restricted stock awards generally vest over three to five years subject to continued employment. Performance stock awards are subject to performance criteria established by the Compensation and Human Capital Committee of the Company's Board of Directors prior to or at the date of grant. The vesting of the performance stock awards is dependent upon the satisfaction of certain performance conditions currently based on revenue, Adjusted EBITDA, Adjusted EBITDA margin, return on invested capital and a measure of workplace safety. In addition, performance stock awards include continued service conditions through the vesting date.
Total stock-based compensation cost recognized for the years ended December 31, 2025, 2024 and 2023 was $32.7 million, $28.0 million and $20.7 million, respectively. The total income tax benefit recognized in the consolidated statements of operations from stock-based compensation expense was $5.5 million, $5.1 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the year ended December 31, 2025:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	387,960	$143.69
Granted	101,900	228.47
Vested	(142,134)	131.54
Forfeited	(33,906)	149.78
Balance at December 31, 2025	313,820	$176.06
As of December 31, 2025, there was $36.8 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted stock vested during 2025, 2024 and 2023 was $32.3 million, $31.9 million and $26.5 million, respectively.
Performance Stock Awards
The following table summarizes information about performance stock awards for the year ended December 31, 2025:

Performance Stock	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	159,196	$102.09
Granted (1)	74,124	232.78
Vested	(56,767)	135.59
Forfeited	(29,149)	161.82
Balance at December 31, 2025	147,404	$182.63
________________
(1) The granted activity for performance stock awards is recorded based on the target performance level of 100%. The actual number of performance share awards earned for the 2025 performance stock grants could range from 0% to 200% of target depending on the achievement of the pre-established performance goals.
As of December 31, 2025, there was $15.0 million of total unrecognized compensation cost arising from unvested performance stock awards deemed probable of vesting. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of performance awards vested during 2025, 2024 and 2023 was $11.9 million, $8.6 million and $17.0 million, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan
On May 22, 2024, the Company’s shareholders approved the Clean Harbors Employee Stock Purchase Plan (the “ESPP”). The ESPP provides a means for eligible employees of the Company to authorize after-tax payroll deductions on a voluntary basis to be used for the periodic purchase of the Company's common stock at a 10% discount to its fair market value. The purchase price paid by the employees will be 90% of the lower of the closing price of the Company's common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. The contribution periods run from January to June and July to December with share issuances under the ESPP occurring on the closest business day on or prior to June 30 and December 31. A total of 500,000 shares of common stock are reserved for issuance under the ESPP. In 2025, 34,651 shares were issued under the plan. For the year ended December 31, 2025 and 2024 total stock-based compensation cost recognized for the ESPP was $1.6 million and $0.7 million, respectively.
(17) COMMITMENTS AND CONTINGENCIES
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
At December 31, 2025 and 2024, the Company had recorded reserves of $16.2 million and $29.8 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of December 31, 2025 and 2024, the $16.2 million and $29.8 million, respectively, of reserves consisted of (i) $11.4 million and $23.3 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $4.8 million and $6.5 million, respectively, related to federal, state and provincial enforcement actions as well as legal claims, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of December 31, 2025, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2025, relate to Safety-Kleen product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, Inc. (“Safety-Kleen”), which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of December 31, 2025, there were approximately 76 proceedings (excluding cases which have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen's parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen's parts cleaning equipment contains contaminants and/or that Safety-Kleen's recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2025. From January 1, 2025 to December 31, 2025, 19 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company (which, since December 28, 2012, has included Safety-Kleen) or the prior owners of certain of the Company's facilities for which the Company may have certain indemnification obligations have been identified as PRPs or potential PRPs in connection with 132 sites which are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 132 Superfund related sites, six involve facilities that are now owned or leased by the Company and 126 involve third-party sites to which either the Company or the prior owners of certain of the Company’s facilities shipped waste. Of the 126 third-party sites, 30 are now settled, 12 are currently requiring expenditures on remediation and 84 are not currently requiring expenditures on remediation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2025, there was one proceeding for which the Company believes it is possible that the sanctions could equal or exceed $1.0 million. The Company believes that the fines or other penalties in this or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. The current deductible per participant per year for the employee medical insurance policy is $2.0 million. The current deductible per occurrence for workers' compensation is $2.0 million, general liability is $2.0 million and vehicle liability is $5.0 million. The retention per claim for the environmental impairment policy is $2.0 million. At December 31, 2025 and 2024, the Company had accrued $88.9 million and $83.7 million, respectively, for its self-insurance liabilities (exclusive of employee medical insurance) using a risk-free discount rate of 3.66% and 4.14%, respectively.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Anticipated payments for contingencies related to workers' compensation, comprehensive general liability and vehicle liability related claims at December 31, 2025 for each of the next five years and thereafter were as follows (in thousands):

Years ending December 31,
2026	$25,793
2027	24,984
2028	19,073
2029	12,831
2030	6,233
Thereafter	8,643
Undiscounted self-insurance liabilities	97,557
Less: Discount	(8,639)
Total self-insurance liabilities (included in accrued expenses and other current liabilities)	$88,918
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

Finance Lease Balances (Classification)	December 31, 2025	December 31, 2024
ROU assets (Property, plant and equipment, net)	$222,291	$182,532
Current portion of lease liabilities (Accrued expenses and other current liabilities)	33,125	25,330
Long-term portion of lease liabilities (Other long-term liabilities)	196,192	161,375
The Company’s lease expense was as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Operating lease cost	$92,822	$81,688	$69,156
Finance lease cost:
Amortization of ROU assets	33,537	25,985	17,183
Interest on lease liabilities	10,987	7,066	4,051
Total finance lease cost	44,524	33,051	21,234
Short-term lease cost	191,209	199,516	167,379
Variable lease cost	4,574	5,187	4,887
Total lease cost	$333,129	$319,442	$262,656
Other information related to leases was as follows:

Weighted Average Remaining Lease Term (years)	December 31, 2025	December 31, 2024
Operating leases	4.0	4.3
Finance leases	6.1	6.8

Weighted Average Discount Rate	December 31, 2025	December 31, 2024
Operating leases	5.42%	5.20%
Finance leases	5.15%	4.84%

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
Supplemental Cash Flow Related Disclosures (in thousands)	2025	2024	2023
Cash paid for amounts related to lease liabilities:
Operating cash flows from operating leases	$92,487	$84,932	$71,185
Operating cash flows from finance leases	10,987	7,066	4,051
Financing cash flows from finance leases	33,113	30,886	15,937
ROU assets obtained in exchange for operating lease liabilities	86,000	123,938	82,392
ROU assets obtained in exchange for finance lease liabilities	75,538	78,455	47,238
At December 31, 2025, the Company's future lease payments under non-cancelable leases that have lease terms in excess of one year were as follows (in thousands):

Years ending December 31,	December 31, 2025
	Operating Leases	Finance Leases
2026	$87,403	$46,993
2027	74,622	53,522
2028	56,732	41,840
2029	36,717	37,679
2030	17,828	36,812
Thereafter	18,243	54,605
Total future lease payments	291,545	271,451
Amount representing interest	(32,011)	(42,134)
Total lease liabilities	$259,534	$229,317
At December 31, 2025, none of the Company's executed leases that had not yet commenced will create significant rights or obligations in the future and sublease transactions are not material. Additionally, the Company does not have any related party leases, and there were no restrictions or covenants imposed by its leases.
(19) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company's chief operating decision maker (“CODM”), which is a committee comprised of the Company's Co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.
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
The following tables reconcile third-party revenues to direct revenues by Reportable Segment (in thousands):

	For the year ended December 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$5,146,354	$884,297	$6,030,651	$186	$6,030,837
Intersegment revenues (expense), net	46,936	(46,936)	—	—	—
Direct revenues	$5,193,290	$837,361	$6,030,651	$186	$6,030,837

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$4,960,325	$929,220	$5,889,545	$407	$5,889,952
Intersegment revenues (expense), net	44,422	(44,422)	—	—	—
Direct revenues	$5,004,747	$884,798	$5,889,545	$407	$5,889,952

	For the year ended December 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$4,469,909	$938,796	$5,408,705	$447	$5,409,152
Intersegment revenues (expense), net	41,533	(41,533)	—	—	—
Direct revenues	$4,511,442	$897,263	$5,408,705	$447	$5,409,152
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
The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reported segment (in thousands):

	For the year ended December 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$5,193,290	$837,361	$6,030,651
Cost of Revenues	3,461,985	626,918	4,088,903
Selling, General and Administrative Expenses	387,529	72,989	460,518
Total Reportable Segment Adjusted EBITDA	$1,343,776	$137,454	$1,481,230

	For the year ended December 31, 2024
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$5,004,747	$884,798	$5,889,545
Cost of Revenues	3,366,022	659,217	4,025,239
Selling, General and Administrative Expenses	371,263	78,575	449,838
Total Reportable Segment Adjusted EBITDA	$1,267,462	$147,006	$1,414,468

	For the year ended December 31, 2023
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$4,511,442	$897,263	$5,408,705
Cost of Revenues	3,063,043	646,301	3,709,344
Selling, General and Administrative Expenses	346,791	78,089	424,880
Total Reportable Segment Adjusted EBITDA	$1,101,608	$172,873	$1,274,481

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	For the years ended December 31,
	2025	2024	2023
Adjusted EBITDA:
Environmental Services	$1,343,776	$1,267,462	$1,101,608
Safety-Kleen Sustainability Solutions	137,454	147,006	172,873
Total Reportable Segment Adjusted EBITDA	1,481,230	1,414,468	1,274,481
Reconciliation to Consolidated Statements of Operations:
Corporate Costs (1)	311,291	297,534	261,911
Accretion of environmental liabilities	14,326	13,456	13,667
Stock-based compensation	32,702	27,981	20,703
Depreciation and amortization	446,006	400,922	365,761
Third-party transaction related costs	3,533	—	—
Kimball startup costs	—	4,343	—
Income from operations	673,372	670,232	612,439
Other (income) expense, net	(5,200)	1,454	(2,315)
Loss on early extinguishment of debt	8,277	371	2,880
Gain on sale of businesses	(776)	—	—
Interest expense, net of interest income	143,104	134,964	108,595
Income from operations before provision for income taxes	$527,967	$533,443	$503,279
___________________________________
(1) Corporate Costs include the revenue, cost of revenues and selling, general and administrative expenses not managed through the Company’s operating segments. These costs are not captured within the Company’s Reportable Segment Adjusted EBITDA but are included in the Company’s total Adjusted EBITDA balances.
The following table presents assets by reported segment and in the aggregate (in thousands):

	December 31, 2025	December 31, 2024
Property, plant and equipment, net
Environmental Services	$1,929,643	$1,865,611
Safety-Kleen Sustainability Solutions	492,400	463,538
Corporate	119,024	118,792
Total property, plant and equipment, net	$2,541,067	$2,447,941

Goodwill and Permits and other intangibles, net
Environmental Services
Goodwill	$1,297,478	$1,296,204
Permits and other intangibles, net	510,919	549,482
Total Environmental Services	1,808,397	1,845,686

Safety-Kleen Sustainability Solutions
Goodwill	$181,572	$180,995
Permits and other intangibles, net	142,108	152,505
Total Safety-Kleen Sustainability Solutions	323,680	333,500

Total	$2,132,077	$2,179,186

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Information
As of December 31, 2025 and 2024, the Company had property, plant and equipment, net of depreciation and amortization and permits and other intangible assets, net of amortization in the following geographic locations (in thousands, except percentages):

	December 31, 2025		December 31, 2024
	Total	% of Total	Total	% of Total
Property, plant and equipment, net
United States	$2,331,260	91.7%	$2,249,155	91.9%
Canada and other foreign	209,807	8.3	198,786	8.1
Total property, plant and equipment, net	$2,541,067	100.0%	$2,447,941	100.0%

Permits and other intangibles, net
United States	$625,670	95.8%	$674,246	96.0%
Canada	27,357	4.2	27,741	4.0
Total permits and other intangibles, net	$653,027	100.0%	$701,987	100.0%
The following table presents the total assets by geographical area (in thousands):

	December 31, 2025	December 31, 2024
United States	$6,937,254	$6,756,813
Canada and other foreign	686,802	620,465
Total	$7,624,056	$7,377,278

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company's management evaluated the effectiveness of Clean Harbors' internal control over financial reporting as of December 31, 2025. Based on their evaluation under the framework in Internal Control—Integrated Framework (2013), the Company's management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the criteria in the Internal Control—Integrated Framework (2013).
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Clean Harbors, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 18, 2026

ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Except for the information set forth below the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence) and Item 14 (Principal Accountant Fees and Services) is incorporated herein by reference to the registrant's definitive proxy statement for its 2026 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K (the “2026 proxy statement”).
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
The other information required by this item is incorporated by reference to our 2026 proxy statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2026 proxy statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In addition to the information about the security ownership of certain beneficial owners and management and related stockholder matters which is incorporated herein by reference to our 2026 definitive proxy statement, the following table includes information as of December 31, 2025 regarding shares of common stock authorized for issuance under the Company's equity compensation plan. The Company's shareholders approved the plan in 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders(1)	—	$—	1,485,196
___________________________________________
(1)Includes the Company's 2020 Stock Incentive Plan under which there were no outstanding options but 1,035,282 shares were available for grant of stock options, stock appreciation rights, restricted stock, restricted stock units and certain other stock-based awards as of December 31, 2025. See Note 16, “Stock-based Compensation,” to the Company's consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” in this report. Also includes the Company’s 2024 Employee Stock Purchase Plan under which there are 449,914 shares available for issuance as of December 31, 2025.
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2026 proxy statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, Auditor Firm ID: 34.
The information required by this item is incorporated by reference to our 2026 proxy statement.

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
ITEM 16.     FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2026.

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

Signature	Title	Date

/s/ MICHAEL L. BATTLES	Director, Co-Chief Executive Officer and Co-President	February 18, 2026
Michael L. Battles	(Principal Executive Officer)

/s/ ERIC W. GERSTENBERG	Director, Co-Chief Executive Officer and Co-President	February 18, 2026
Eric W. Gerstenberg	(Principal Executive Officer)

/s/ ERIC J. DUGAS	Executive Vice President and Chief Financial Officer	February 18, 2026
Eric J. Dugas	(Principal Financial and Accounting Officer)

*	Founder, Executive Chairman and Chief Technology Officer	February 18, 2026
Alan S. McKim

*	Director	February 18, 2026
Edward G. Galante

*	Director	February 18, 2026
Karyn Polito

*	Director	February 18, 2026
John T. Preston

*	Director	February 18, 2026
Alison Quirk

*	Director	February 18, 2026
Marcy L. Reed

*	Director	February 18, 2026
Andrea Robertson

*	Director	February 18, 2026
Lauren C. States

*	Director	February 18, 2026
Shelley Stewart, Jr.

*	Director	February 18, 2026
John R. Welch

*	Director	February 18, 2026
Robert Willett

*By:	/s/ MICHAEL L. BATTLES	*By:	/s/ ERIC W. GERSTENBERG
	Michael L. Battles Attorney-in-Fact		Eric W. Gerstenberg Attorney-in-Fact

EXHIBIT INDEX

Item No.	Description
2.1
Agreement and Plan of Merger dated as of October 26, 2012 among Safety-Kleen, Inc., Clean Harbors, Inc., and CH Merger Sub, Inc. (Incorporated by reference to the Exhibit 2.6 to the Company’s Form 8-K filed on October 31, 2012.)

3.1	Restated Articles of Organization of Clean Harbors, Inc. (Incorporated by reference to the Exhibit 3.1A to the Company's Form 8-K Report filed on May 18, 2005.)
3.2
Articles of Amendment as filed on May 9, 2011 to Restated Articles of Organization of Clean Harbors, Inc. (Incorporated by reference to the Exhibit 3.1B to the Company's Form 8-K Report filed on May 12, 2011.)

3.3	Amended and Restated By-Laws of Clean Harbors, Inc. (Incorporated by reference to the Exhibit 3.4D to the Company's Form 8-K Report filed on March 16, 2022.)
4.1+	Description of Registrant's Securities
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

4.4
Indenture, dated October 9, 2025, among Clean Harbors, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025.)

4.5	Form of Note. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025.)
10.1
Seventh Amended and Restated Credit Agreement dated as of June 28, 2024 among Clean Harbors, Inc., as the U.S. Borrower, Clean Harbors Industrial Services Canada, Inc., as the Canadian Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 4.43.3 to the Company’s Current Report on Form 8-K filed on July 2, 2024.)

10.2
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

10.8*	Key Employee Retention Plan (Incorporated by reference to the Exhibit 10.43 to the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.)
10.9*
Form of Severance Agreement under Key Employee Retention Plan with Confidentiality and Non-Competition Agreement (Incorporated by reference to the Exhibit 10.43A to the Company's Form 10-K Annual Report for the Year ended December 31, 2010.)

10.10*	Clean Harbors, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2020 annual meeting of shareholders filed on April 24, 2020.)
10.11*
Form of Restricted Stock Award Agreement [Non-Employee Director] [for use under 2020 Stock Incentive Plan] (Incorporated by reference to the Exhibit 10.58A to the Company's Form 8-K Report filed on June 3, 2020.)

10.12*
Form of Restricted Stock Award Agreement [Employee] [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan] (Incorporated by reference to the Exhibit 10.58B to the Company's Form 8-K Report filed on June 3, 2020.)

10.13*
Form of Performance-Based Restricted Stock Award Agreement [for use under Clean Harbors, Inc. 2020 Stock Incentive Plan] (Incorporated by reference to the Exhibit 10.58C to the Company's Form 8-K Report filed on June 3, 2020.)

10.14*	Michael Battles Offer Letter dated November 1, 2022 (Incorporated by reference to the Exhibit 10.59 to the Company's Form 8-K Report filed on November 2, 2022.)
10.15*	Severance Agreement dated as of November 1, 2022 between Michael Battles and the Company (Incorporated by reference to the Exhibit 10.60 to the Company's Form 8-K Report filed on November 2, 2022.)
10.16*	Eric Gerstenberg Offer Letter dated November 1, 2022 (Incorporated by reference to the Exhibit 10.61 to the Company's Form 8-K Report filed on November 2, 2022.)
10.17*	Severance Agreement dated as of November 1, 2022 between Eric Gerstenberg and the Company (Incorporated by reference to the Exhibit 10.62 to the Company's Form 8-K Report filed on November 2, 2022.)
10.18*	Alan McKim Offer Letter dated November 1, 2022 (Incorporated by reference to the Exhibit 10.63 to the Company's Form 8-K Report filed on November 2, 2022.)
10.19*	Eric J. Dugas Offer Letter dated February 24, 2023 (Incorporated by reference to the Exhibit 10.64 to the Company's Form 8-K Report filed on March 1, 2023.)
10.20*	Brian Weber Offer Letter dated February 24, 2023 (Incorporated by reference to the Exhibit 10.65 to the Company's Form 8-K Report filed on March 1, 2023.)
10.21*	Clean Harbors Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 23, 2024.)
10.22*	Clean Harbors, Inc. Amended and Restated Management Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2025.)
10.23
Amendment and Restatement Agreement, dated October 9, 2025, by and among financial institutions party thereto, as lenders, Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent, Clean Harbors, Inc., as borrower, and the guarantors from time to time party thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 10, 2025.)

10.24
Security Agreement dated as of June 30, 2017, among Clean Harbors, Inc. and its subsidiaries listed on Annex A thereto or that become a party thereto as the Grantors, and Goldman Sachs Lending Partners LLC, as the Agent (Incorporated by reference to the Exhibit 4.43A to the Company's Form 8-K Report filed on June 30, 2017.)

10.25
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