Form 10-Q
period 2026-03-31
CLEAN HARBORS INC
filed 2026-05-06
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 1, 2026 was 52,846,032.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$547,994	$826,315
Short-term marketable securities	121,040	127,363
Accounts receivable, net of allowances aggregating $37,645 and $35,991, respectively	1,113,163	1,044,137
Unbilled accounts receivable	192,241	160,888
Inventories and supplies	363,935	372,088
Prepaid expenses and other current assets	104,759	116,452
Total current assets	2,443,132	2,647,243
Property, plant and equipment, net	2,562,156	2,541,067
Other assets:
Operating lease right-of-use assets	263,251	255,084
Goodwill	1,555,062	1,479,050
Permits and other intangibles, net	679,081	653,027
Other long-term assets	49,884	48,585
Total other assets	2,547,278	2,435,746
Total assets	$7,552,566	$7,624,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,600	$12,600
Accounts payable	464,173	506,592
Deferred revenue	82,858	81,529
Accrued expenses and other current liabilities	384,130	441,788
Current portion of closure, post-closure and remedial liabilities	21,129	19,112
Current portion of operating lease liabilities	78,069	75,226
Total current liabilities	1,042,959	1,136,847
Other liabilities:
Closure and post-closure liabilities, less current portion of $12,132 and $10,290, respectively	123,334	125,038
Remedial liabilities, less current portion of $8,997 and $8,822, respectively	85,009	86,547
Long-term debt, less current portion	2,761,417	2,763,563
Operating lease liabilities, less current portion	189,797	184,308
Deferred tax liabilities	384,297	384,207
Other long-term liabilities	190,250	197,886
Total other liabilities	3,734,104	3,741,549
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 52,833,291 and 52,870,599 shares, respectively	528	529
Additional paid-in capital	169,172	193,896
Accumulated other comprehensive loss	(213,249)	(204,616)
Retained earnings	2,819,052	2,755,851
Total stockholders’ equity	2,775,503	2,745,660
Total liabilities and stockholders’ equity	$7,552,566	$7,624,056
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Service revenues	$1,247,434	$1,201,454
Product revenues	212,103	230,496
Total revenues	1,459,537	1,431,950
Cost of revenues: (exclusive of items shown separately below)
Service revenues	846,377	839,744
Product revenues	167,743	182,140
Total cost of revenues	1,014,120	1,021,884
Selling, general and administrative expenses	207,141	182,847
Accretion of environmental liabilities	3,542	3,620
Depreciation and amortization	115,799	111,980
Income from operations	118,935	111,619
Other expense, net	(731)	(932)
Interest expense, net of interest income of $6,413 and $5,628, respectively	(33,854)	(36,077)
Income before provision for income taxes	84,350	74,610
Provision for income taxes	21,149	15,930
Net income	$63,201	$58,680
Earnings per share:
Basic	$1.20	$1.09
Diluted	$1.19	$1.09
Shares used to compute earnings per share - Basic	52,821	53,759
Shares used to compute earnings per share - Diluted	52,992	53,993
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$63,201	$58,680
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	(311)	70
Unrealized gain (loss) on fair value of interest rate hedges	2,751	(3,106)
Reclassification adjustment for interest rate hedge amounts realized in net income	(1,872)	(2,583)
Pension adjustments	3	(1)
Foreign currency translation adjustments	(9,204)	688
Other comprehensive loss, net of tax	(8,633)	(4,932)
Comprehensive income	$54,568	$53,748
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$63,201	$58,680
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	115,799	111,980
Allowance for doubtful accounts	2,919	2,825
Amortization of deferred financing costs and debt discount	1,307	1,666
Accretion of environmental liabilities	3,542	3,620
Changes in environmental liability estimates	(1,635)	(9,863)
Other expense, net	731	932
Stock-based compensation	9,578	7,635
Environmental expenditures	(4,086)	(2,591)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(104,781)	(74,576)
Inventories and supplies	7,803	8,670
Other current and non-current assets	7,513	(6,983)
Accounts payable	(40,814)	(10,989)
Other current and long-term liabilities	(54,780)	(89,401)
Net cash from operating activities	6,297	1,605
Cash flows used in investing activities:
Additions to property, plant and equipment	(98,443)	(118,695)
Proceeds from sale and disposal of fixed assets	1,522	1,343
Acquisition, net of cash acquired	(131,820)	—
Additions to intangible assets including costs to obtain or renew permits	(159)	(248)
Purchases of available-for-sale securities	(16,142)	(24,186)
Proceeds from sale of available-for-sale securities	22,319	21,456
Net cash used in investing activities	(222,723)	(120,330)
Cash flows used in financing activities:
Change in uncashed checks	(7,556)	(1,714)
Tax payments related to withholdings on vested restricted stock	(9,303)	(8,688)
Repurchases of common stock	(25,000)	(55,000)
Deferred financing costs paid	(643)	—
Payments on finance leases	(12,601)	(10,081)
Principal payments on debt	(3,150)	(3,776)
Net cash used in financing activities	(58,253)	(79,259)
Effect of exchange rate change on cash	(3,642)	209
Decrease in cash and cash equivalents	(278,321)	(197,775)
Cash and cash equivalents, beginning of period	826,315	687,192
Cash and cash equivalents, end of period	$547,994	$489,417
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$38,435	$56,671
Income taxes paid, net of refunds	7,916	9,280
Non-cash investing activities:
Property, plant and equipment accrued	39,903	12,462
ROU assets obtained in exchange for operating lease liabilities	24,399	15,638
ROU assets obtained in exchange for finance lease liabilities	4,592	27,181
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2026	52,871	$529	$193,896	$(204,616)	$2,755,851	$2,745,660
Net income	—	—	—	—	63,201	63,201
Other comprehensive loss	—	—	—	(8,633)	—	(8,633)
Stock-based compensation	—	—	9,578	—	—	9,578
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(9,303)	—	—	(9,303)
Repurchases of common stock	(87)	(1)	(24,999)	—	—	(25,000)
Balance at March 31, 2026	52,833	$528	$169,172	$(213,249)	$2,819,052	$2,775,503

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	53,833	$538	$421,749	$(213,635)	$2,364,877	$2,573,529
Net income	—	—	—	—	58,680	58,680
Other comprehensive loss	—	—	—	(4,932)	—	(4,932)
Stock-based compensation	—	—	7,635	—	—	7,635
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(8,689)	—	—	(8,688)
Repurchases of common stock	(256)	(3)	(54,997)	—	—	(55,000)
Balance at March 31, 2025	53,636	$536	$365,698	$(218,567)	$2,423,557	$2,571,224
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company’s consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in these policies or their application during the periods presented.
(3) REVENUES
The Company generates revenues through the following operating segments: Environmental Services and Safety-Kleen Sustainability Solutions, or SKSS. The Company’s Environmental Services operating segment generally has four sources of revenue and the SKSS operating segment has two sources of revenue. The Company disaggregates third-party revenues by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The tables below present revenue to outside customers by a particular segment. When necessary, the Company records intercompany transactions to present the direct revenues in the appropriate segment results. The Company’s significant sources of revenue include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services including onsite environmental management services, remediation projects, collection and transportation, packaging, recycling, treatment and disposal of waste. These services handle hazardous and/or non-hazardous waste, including per- and polyfluoroalkyl substances, or PFAS. Revenue is primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition, or when the waste is shipped to a third-party for processing and disposal. The Company periodically enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations and the Company allocates revenue to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Industrial Services—Industrial Services contribute to the revenues of the Environmental Services operating segment. These revenues are primarily generated from industrial and specialty services provided to refineries, chemical plants, manufacturing facilities, power generation companies and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services; plant outage and turnaround services; specialty cleaning services, including chemical cleaning, pigging and high and ultra-high pressure water cleaning; leak detection and repair; daylighting; production services; and upstream energy services. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, environmental remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer and vacuum services. Additional services include filtration, water treatment services and wetland restoration. Emergency Response Services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. These services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenue for these services over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenue over time, based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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
Generally, the revenue from services is recognized over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The duration of such services can be over a number of hours or several days. The Company uses the input method to recognize revenue over time, based on time and materials incurred. Product revenue is recognized upon the transfer of control whereby control transfers when the products are delivered to the customer. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Related collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. Parts washer services include customer use of the Company’s parts washer equipment, cleaning and maintenance of the parts washer equipment and removal and replacement of used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenue from parts washer services is recognized over the service interval as the customer receives the benefit of the services.
Safety-Kleen Oil—Safety-Kleen Oil related sales contribute to the revenues of the SKSS segment. These revenues are generated from bulk sales of high-quality base and blended lubricating oils to many industries, including major oil brands, lubricant blenders and manufacturers, blended lubricant distributors and government agencies. The business also sells recycled fuel oil to asphalt plants, industrial plants and pulp and paper companies. The used oil is also processed into vacuum gas oil, which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market. By-products coming off the refinery are a mixture of light-end distillates and asphalt flux that are sold into various markets. The Company recognizes revenue for oil products at a point in time, upon the transfer of control. Generally, control transfers when the products are delivered to the customer.

The following tables present the Company’s third-party revenue disaggregated by source of revenue and geography in total and for the Environmental Services and SKSS operating segments and Corporate (in thousands):

	Three Months Ended March 31, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,151,108	$200,273	$—	$1,351,381
Canada	91,340	16,816	—	108,156
Total third-party revenues	$1,242,448	$217,089	$—	$1,459,537

Sources of Revenue
Technical Services	$448,313	$—	$—	$448,313
Industrial Services and Other	302,561	—	—	302,561
Field and Emergency Response Services	231,358	—	—	231,358
Safety-Kleen Environmental Services	260,216	77,973	—	338,189
Safety-Kleen Oil	—	139,116	—	139,116
Total third-party revenues	$1,242,448	$217,089	$—	$1,459,537

	Three Months Ended March 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,116,267	$200,019	$97	$1,316,383
Canada	90,771	24,796	—	115,567
Total third-party revenues	$1,207,038	$224,815	$97	$1,431,950

Sources of Revenue
Technical Services	$426,205	$—	$—	$426,205
Industrial Services and Other	322,358	—	97	322,455
Field and Emergency Response Services	215,702	—	—	215,702
Safety-Kleen Environmental Services	242,773	64,901	—	307,674
Safety-Kleen Oil	—	159,914	—	159,914
Total third-party revenues	$1,207,038	$224,815	$97	$1,431,950
Contract Balances

(in thousands)	March 31, 2026	December 31, 2025
Receivables	$1,113,163	$1,044,137
Contract assets (unbilled receivables)	192,241	160,888
Contract liabilities (deferred revenue)	82,858	81,529
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not solely subject to passage of time, resulting in contract assets, which are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liability balances at the beginning of each period presented are generally fully recognized in the subsequent three-month period.

(4) BUSINESS COMBINATIONS
2026 Acquisition
On March 20, 2026, the Company acquired certain environmental businesses of Depot Connect International for an all-cash purchase price of $131.8 million, subject to final settlement adjustments. The operations of the acquired businesses expanded the Environmental Services segment’s Technical and Field Services businesses and included two permitted waste treatment facilities. The acquisition did not include working capital balances held by the seller other than those shown in the table below.
The preliminary allocation of the purchase price is provisional and was based on estimates of fair value of assets acquired and liabilities assumed as of March 20, 2026. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determinations and recognition of assets acquired and liabilities assumed (in thousands):

At March 20, 2026
Inventories and supplies	$177
Property, plant and equipment	15,000
Permits and other intangible assets	40,000
Operating lease right-of-use assets	5,634
Accrued expenses and other current liabilities	(180)
Current portion of operating lease liabilities	(1,128)
Operating lease liabilities, less current portion	(4,506)
Total identifiable net assets	54,997
Goodwill	76,823
Total purchase price	$131,820
Other intangible assets acquired are customer relationships anticipated to have estimated useful lives of 14 years. The Company recorded the excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
Pro forma revenue and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2025 are immaterial to the consolidated financial statements of the Company. The results of operations of the acquired business from the acquisition date through the end of the reporting period were not material to the Company’s unaudited consolidated financial statements.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Supplies	$220,055	$217,028
Oil and oil related products	112,423	123,883
Solvent and solutions	12,545	11,589
Other	18,912	19,588
Total inventories and supplies	$363,935	$372,088
Supplies inventories consist primarily of critical spare parts to support the Company’s incinerator, refurbishment center and re-refinery operations and other general supplies used in normal day-to-day operations. Stocking crucial spare parts, largely for the sustained functioning of the Company’s incinerator facilities, has resulted in significant supplies inventory balances. Oil and oil related products inventory has decreased due to lower volumes of oil inventory on hand at March 31, 2026 when compared to December 31, 2025. Other inventories consist primarily of parts washer components, cleaning fluids, absorbents and automotive fluids, such as windshield washer fluid and antifreeze.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$196,798	$193,438
Asset retirement costs (non-landfill)	40,372	40,232
Landfill assets	279,889	278,700
Buildings and improvements (1)	756,361	753,404
Vehicles (2)	1,601,305	1,583,387
Equipment (3)	2,682,335	2,652,027
Construction in progress	119,067	90,182
	5,676,127	5,591,370
Less - accumulated depreciation and amortization	3,113,971	3,050,303
Total property, plant and equipment, net	$2,562,156	$2,541,067
________________
(1) Balances inclusive of gross right-of-use (“ROU”), assets classified as finance leases of $8.0 million in each period.
(2) Balances inclusive of gross ROU assets classified as finance leases of $296.1 million and $294.2 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $17.4 million in each period.
Depreciation expense, inclusive of landfill and finance lease amortization, was $102.1 million and $98.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the three months ended March 31, 2026 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2026	$1,297,478	$181,572	$1,479,050
Increase from current period acquisition	76,823	—	76,823
Foreign currency translation	(576)	(235)	(811)
Balance at March 31, 2026	$1,373,725	$181,337	$1,555,062
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when it is more likely than not that events or changes in the business environment (“triggering events”) would reduce the fair value of a reporting unit below its carrying value. During the period ended March 31, 2026, no such triggering events were identified.
As of March 31, 2026 and December 31, 2025, the Company’s intangible assets consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$195,724	$133,851	$61,873	$196,224	$132,308	$63,916
Customer and supplier relationships	720,514	284,028	436,486	698,381	292,813	405,568
Other intangible assets	121,009	60,085	60,924	121,030	57,438	63,592
Total amortizable permits and other intangible assets	1,037,247	477,964	559,283	1,015,635	482,559	533,076
Trademarks and trade names	119,798	—	119,798	119,951	—	119,951
Total permits and other intangible assets	$1,157,045	$477,964	$679,081	$1,135,586	$482,559	$653,027
Amortization expense of permits, customer and supplier relationships and other intangible assets was $13.7 million and $13.3 million in the three months ended March 31, 2026 and March 31, 2025, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at March 31, 2026 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2026 (nine months)	$41,795
2027	54,184
2028	52,816
2029	51,738
2030	41,163
Thereafter	317,587
$559,283
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued insurance	$114,837	$116,675
Accrued compensation and benefits	87,295	144,689
Accrued income, real estate, sales and other taxes	49,613	42,082
Accrued interest	29,655	30,893
Accrued other	102,730	107,449
	$384,130	$441,788
The decrease in accrued compensation and benefits is due to payments of accrued incentive compensation in the first quarter of 2026.
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2026 through March 31, 2026 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2026	$59,763	$75,565	$135,328
New asset retirement obligations	874	—	874
Accretion	1,245	1,401	2,646
Changes in estimates recorded to consolidated statement of operations	(1,908)	29	(1,879)
Changes in estimates recorded to consolidated balance sheet	—	192	192
Expenditures	(932)	(60)	(992)
Currency translation and other	(43)	(660)	(703)
Balance at March 31, 2026	$58,999	$76,467	$135,466
In the three months ended March 31, 2026, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2026 through March 31, 2026 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2026	$1,928	$54,523	$38,918	$95,369
Accretion	23	567	306	896
Changes in estimates recorded to consolidated statement of operations	5	133	106	244
Expenditures	(12)	(1,475)	(1,607)	(3,094)
Currency translation and other	—	15	576	591
Balance at March 31, 2026	$1,944	$53,763	$38,299	$94,006
(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

	March 31, 2026	December 31, 2025
Current Portion of Long-Term Debt:
Secured senior term loans	$12,600	$12,600

Long-Term Debt:
Secured senior term loans due October 9, 2032 (“2032 Term Loans”)	$1,244,250	$1,247,400
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Unsecured senior notes, at 5.750%, due October 15, 2033 (“2033 Notes”)	745,000	745,000
Long-term debt, at par	$2,789,250	$2,792,400
Unamortized debt issuance costs and discount, net	(27,833)	(28,837)
Long-term debt, at carrying value	$2,761,417	$2,763,563
Financing Activities
The Company’s significant financing arrangements are described in Note 11, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the arrangements described therein as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, the estimated fair value of the Company's outstanding long-term debt, including the current portion, was $2.8 billion in both periods. The Company's estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data that are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $600.0 million revolving credit facility under which the Company had no outstanding loan balance as of March 31, 2026 or December 31, 2025. As of March 31, 2026, the Company had $454.7 million available to borrow under the revolving credit facility, and outstanding letters of credit were $145.3 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million (the “2022 Swaps”) to effectively fix the interest rate on $600.0 million principal of variable debt (initially term loans due in 2028 and now the 2032 Term Loans, both of which had SOFR based variable interest payments). Under the terms of the 2022 Swaps, the Company receives interest based upon the variable rates and pays a fixed amount of interest. The 2022 Swaps expire on September 30, 2027. As of March 31, 2026 the effective annual interest rate of the fixed portion of the Term Loan Agreement as a result of the 2022 Swaps was 3.46%.
The Company designated the 2022 Swaps as a cash flow hedge at the inception of the agreements. As of March 31, 2026 and December 31, 2025, the Company has recorded a derivative asset with a fair value of $14.8 million and $13.6 million, respectively.
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
(12) EARNINGS PER SHARE
The computation of basic earnings per share (“EPS”) is based on the weighted average number of the Company’s common shares outstanding. The computation of diluted EPS is based on the weighted average number of the Company’s common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$63,201	$58,680
Denominator:
Weighted-average shares outstanding, basic	52,821	53,759
Dilutive impact of equity awards	171	234
Weighted-average shares outstanding, diluted	52,992	53,993

Basic earnings per share:	$1.20	$1.09
Diluted earnings per share:	$1.19	$1.09
In the table above, potentially dilutive shares outstanding include the dilutive effect of unvested restricted stock awards and Employee Stock Purchase Plan (“ESPP”), rights (collectively referred to as “equity awards”). Potentially dilutive shares whose effect would have been antidilutive have been excluded from the computation of diluted earnings per share. The Company included all outstanding performance awards, restricted stock awards and ESPP rights in the calculation of diluted earnings per share except as shown in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Antidilutive restricted stock awards	1	60
Performance stock awards for which performance criteria was not attained at reporting date	148	104

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the three months ended March 31, 2026 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2026	$(214,514)	$157	$9,933	$(192)	$(204,616)
Other comprehensive (loss) income before reclassifications	(9,204)	(394)	3,769	3	(5,826)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(2,565)	—	(2,565)
Tax benefit (provision)	—	83	(325)	—	(242)
Other comprehensive (loss) income	(9,204)	(311)	879	3	(8,633)
Balance at March 31, 2026	$(223,718)	$(154)	$10,812	$(189)	$(213,249)
The amount realized in the unaudited consolidated statement of operations during the three months ended March 31, 2026, which was reclassified out of accumulated other comprehensive loss, was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended March 31, 2026	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$2,565	Interest expense, net of interest income
(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three months ended March 31, 2026 and March 31, 2025 was $9.6 million and $7.6 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three months ended March 31, 2026 and March 31, 2025 was $1.9 million and $1.3 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the three months ended March 31, 2026:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2026	313,820	$176.06
Granted	57,336	260.20
Vested	(70,985)	154.03
Forfeited	(1,849)	186.63
Balance at March 31, 2026	298,322	$197.41
As of March 31, 2026, there was $45.3 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during the three months ended March 31, 2026 and March 31, 2025 was $18.4 million and $15.0 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation and Human Capital Committee of the Company’s Board of Directors prior to or at the date of grant. The performance stock awards are earned based on achieving certain Adjusted EBITDA and Adjusted EBITDA Margin targets set forth in the applicable award agreements. Performance stock awards include continued service conditions through the vesting date.

The following table summarizes information about performance stock awards for the three months ended March 31, 2026:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2026	147,404	$182.63
Granted (1)	82,610	259.91
Vested	(13,990)	114.57
Forfeited (2)	(34,175)	174.70
Balance at March 31, 2026	181,849	$224.46
________________
(1) The granted activity for performance stock awards is recorded based on the target performance level of 100%. The actual number of performance share awards earned for the 2026 performance stock grants could range from 0% to 200% of target depending on the achievement of the pre-established performance goals.
(2)    Includes the forfeiture of 32,918 shares related to the 2024 performance share awards that were not achieved at the threshold level of achievement. These awards were forfeited on March 13, 2026.
As of March 31, 2026, there was $33.1 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of performance awards vested during the three months ended March 31, 2026 and March 31, 2025 was $4.0 million and $6.6 million, respectively.
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
At March 31, 2026 and December 31, 2025, the Company had recorded reserves of $16.0 million and $16.2 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of March 31, 2026 and December 31, 2025, the $16.0 million and $16.2 million, respectively, of reserves consisted of (i) $10.7 million and $11.4 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $5.3 million and $4.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of March 31, 2026, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2026, relate to Safety-Kleen, (Inc. (“Safety-Kleen”) product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of March 31, 2026, there were approximately 83 proceedings (excluding cases that have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2026. From January 1, 2026 to March 31, 2026, six product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company or the prior owners of certain facilities the Company has since acquired have been identified as potentially responsible parties (“PRPs”), or potential PRPs of indemnification obligations in connection with 132 sites that are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 132 Superfund-related sites, six involve facilities that are now owned or leased by the Company and 126 involve third-party sites that received waste potentially shipped by the Company or the prior owners of certain facilities the Company has since acquired. Of the 126 third-party sites, 30 are now settled, 11 are currently requiring expenditures on remediation and 85 are not currently requiring expenditures on remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, and related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential monetary liability could exceed $1.0 million at three of the 132 Superfund related sites.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2026 and December 31, 2025, there was one proceeding for which the Company believed it was possible that the sanctions could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”), which is a committee composed of the Company’s Co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments; (i) the Environmental Services segment and (ii) the Safety-Kleen Sustainability Solutions segment.

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
The following tables reconcile third-party revenues to direct revenues by reportable segment (in thousands):

	For the Three Months Ended March 31, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,242,448	$217,089	$1,459,537	$—	$1,459,537
Intersegment revenues (expense), net	10,078	(10,078)	—	—	—
Direct revenues	$1,252,526	$207,011	$1,459,537	$—	$1,459,537

	For the Three Months Ended March 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,207,038	$224,815	$1,431,853	$97	$1,431,950
Intersegment revenues (expense), net	2,075	(2,075)	—	—	—
Direct revenues	$1,209,113	$222,740	$1,431,853	$97	$1,431,950
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
The CODM uses Adjusted EBITDA to enhance their understanding of segment operating performance, which represents the Company’s performance in the ordinary, ongoing and customary course of operations. The reportable segment operating performance measure, Adjusted EBITDA, is used by the CODM to make key operating decisions such as the allocation of resources. Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments. Therefore total assets by segment are not disclosed.
The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reported segment (in thousands):

	For the Three Months Ended March 31, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,252,526	$207,011	$1,459,537
Cost of Revenues	852,380	154,636	1,007,016
Selling, General and Administrative Expenses	109,745	19,394	129,139
Total Reportable Segment Adjusted EBITDA	$290,401	$32,981	$323,382

	For the Three Months Ended March 31, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,209,113	$222,740	$1,431,853
Cost of Revenues	839,942	177,438	1,017,380
Selling, General and Administrative Expenses	94,580	17,050	111,630
Total Reportable Segment Adjusted EBITDA	$274,591	$28,252	$302,843
The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Adjusted EBITDA:
Environmental Services	$290,401	$274,591
Safety-Kleen Sustainability Solutions	32,981	28,252
Total Reportable Segment Adjusted EBITDA	323,382	302,843
Reconciliation to Consolidated Statements of Operations:
Corporate Costs(1)	75,528	67,989
Accretion of environmental liabilities	3,542	3,620
Stock-based compensation	9,578	7,635
Depreciation and amortization	115,799	111,980
Income from operations	118,935	111,619
Other expense, net	731	932
Interest expense, net of interest income	33,854	36,077
Income from operations before provision for income taxes	$84,350	$74,610
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “aims,” “will,” “seeks,” “should,” “estimates,” “projects,” “may,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about our future financial and operating results, plans, strategy, objectives and goals, cost management initiatives, pricing and productivity initiatives, contingent liabilities, liquidity, business, economic and market conditions, trends, customer demand, impacts of tariffs and new legislation, acquisitions, capital spending, growth opportunities, expectations, challenges and other statements that are not historical facts. Such statements are based upon the beliefs and expectations of our management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially, including, without limitation: operational and safety risks; risks relating to the failure of new or existing technologies; cybersecurity risks; the occurrence of natural disasters or other catastrophic events, as well as their residual macroeconomic effects; risks associated with retaining and hiring key personnel; environmental liability and product liability risks relating to hazardous waste management and other components of our business; negative economic, industry or other developments, including market volatility or economic downturns; risks associated with our assumptions relating to expansion of our landfills; reductions in the demand for emergency response services at industrial facilities or on roadways, railways or waterways, and other remedial projects and regulatory developments; reductions in the demand for oil products and automotive services and volatility in oil prices in the markets we serve; changes in statutory and regulatory requirements and risks relating to extensive environmental laws and regulations; risks associated with existing and potential litigation; risks associated with our identification and execution of strategic capital expenditures, acquisitions and divestitures and their related liabilities; risks relating to the availability and sufficiency of our insurance coverage, self-insurance, surety bonds, letters of credit and other forms of financial assurance; impact of new tax legislation or changes in tax regulations and interpretations; the imposition of trade sanctions or tariffs; fluctuations in interest rates and foreign currency exchange rates; risks relating to our indebtedness and covenants in our debt agreements; risks associated with certain anti-takeover provisions under the Massachusetts Business Corporation Act and our By-Laws; and those items discussed elsewhere in this report or identified as “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 18, 2026, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview
We are North America’s leading provider of environmental and industrial services supporting our customers in finding environmentally responsible solutions to further their sustainability goals in today’s world. Everywhere industry meets the environment, we strive to provide sustainable services and products that protect and restore North America’s natural environment. We believe we operate, in the aggregate, the largest number of hazardous waste incinerators, landfills and treatment, storage and disposal facilities, or TSDFs, in North America. We serve over 350,000 customers, including the majority of Fortune 500 companies, across various markets, including chemical and manufacturing, as well as numerous government agencies. These customers rely on us to safely deliver a broad range of services including but not limited to end-to-end hazardous waste management, emergency response, industrial cleaning and maintenance, and recycling services. We are also a leading provider of parts cleaning and related environmental services to general manufacturing, automotive and commercial customers in North America and the largest re-refiner and recycler of used oil in North America.
Performance of our segments is evaluated on several factors, of which the primary financial measure is adjusted earnings before interest, taxes, depreciation, and amortization, or Adjusted EBITDA, a non-GAAP measure that is reconciled to our GAAP net income and described more fully below. The following is a discussion of how management evaluates our segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - The Environmental Services segment results are driven by customer demand for our wide variety of services, the volume, pricing and mix of waste managed and project work requiring responsible waste handling and disposal. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and environmental cleanup services on a scheduled or emergency basis, including response to large-scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites, and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills; the utilization rates of our incinerators, equipment and workforce, including billable hours and the number of parts washer services performed; and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP; U.S. industrial production; economic conditions in the general manufacturing, chemical and automotive markets; efforts and economic incentives to increase domestic operations; available capacity at waste disposal outlets; demand for industrial cleaning and related industrial services; weather conditions; efficiency of our operations; technology, including the increased use of artificial intelligence; changing regulations; competition; market pricing of our services; costs incurred to deliver our services; and the management of our related operating costs.
•Safety-Kleen Sustainability Solutions - The Safety-Kleen Sustainability Solutions, or SKSS, segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS provides collection services for used oil, used oil filters and other automotive related fluids, which allows customers to manage these wastes in a responsible and compliant way while also converting these waste streams into high-quality products for re-use. SKSS offers high-quality recycled base and blended oil products and other automotive and industrial lubricants to end users, including fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings, including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining process to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into our recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes of used oil and other waste streams collected and relative percentages of base and blended oil sales along with various pricing metrics associated with the commodity driven margin between product pricing and the overall revenue generation along with related costs. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets; efficiency of our operations; technology, including the increased use of artificial intelligence; weather conditions; changing regulations; competition; and the management of our related operating costs. Overall product pricing as well as revenues generated and/or costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil-related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil, and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three months ended March 31, 2026 were $1,459.5 million, compared with $1,432.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, our Environmental Services segment direct revenues increased $43.4 million or 3.6% from the comparable period in 2025, driven by growth in Technical Services, Safety-Kleen core services and Field and Emergency Response Services, offset by lower contributions from our Industrial Services organization. For the three months ended March 31, 2026, our SKSS segment direct revenues decreased $15.7 million or 7.1%, from the comparable period in 2025, driven predominantly by lower pricing of base and blended oil products, partially offset by higher volumes of base oil sold and higher charge for oil revenue for the three months ended March 31, 2026.
Income from operations for the three months ended March 31, 2026 was $118.9 million, compared with $111.6 million in the three months ended March 31, 2025. Depreciation and amortization expense for the three months ended March 31, 2026 was $3.8 million higher than the comparable period in 2025. Net income for the three months ended March 31, 2026 was $63.2 million, an increase of $4.5 million, or 7.7%, as compared with net income of $58.7 million in the three months ended March 31, 2025.
Adjusted EBITDA, which is the primary financial measure by which we evaluate the operating performance of our segments, increased $13.0 million, or 5.5%, from $234.9 million in the three months ended March 31, 2025 to $247.9 million in the three months ended March 31, 2026. Additional information regarding Adjusted EBITDA, which is a non-GAAP measure, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.” Growth in Adjusted EBITDA versus the comparable period in 2025 was driven by a $15.8 million increase in the Environmental Services segment’s Adjusted EBITDA as well as a $4.7 million increase in the SKSS segment’s Adjusted EBITDA. As a result of the growth discussed above, Adjusted EBITDA Margin for the Environmental Services and SKSS segments increased 50 basis points and 320 basis points respectively, which drove a 60 basis point increase in total Company Adjusted EBITDA Margin.
Net cash from operating activities for the three months ended March 31, 2026 increased $4.7 million from $1.6 million in 2025 to $6.3 million in 2026 primarily due to lower cash paid for interest partially offset by higher working capital impacts in 2026 as compared to the prior year period. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was an outflow of $75.8 million in the three months ended March 31, 2026, as compared to an outflow of $115.7 million in the comparable period of 2025, an improvement of $39.9 million, primarily driven by lower cash paid for additions to property, plant and equipment. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations (in thousands, except percentages):

	Summary of Operations
	Three Months Ended
	March 31,
	2026	2025	Change	% Change
Direct Revenues (1):
Environmental Services	$1,252,526	$1,209,113	$43,413	3.6%
Safety-Kleen Sustainability Solutions	207,011	222,740	(15,729)	(7.1)
Corporate	—	97	(97)	N/M
Total	1,459,537	1,431,950	27,587	1.9
Cost of Revenues (2):
Environmental Services	852,380	839,942	12,438	1.5
Safety-Kleen Sustainability Solutions	154,636	177,438	(22,802)	(12.9)
Corporate	7,104	4,504	2,600	N/M
Total	1,014,120	1,021,884	(7,764)	(0.8)
Selling, General & Administrative Expenses (3):
Environmental Services	109,745	94,580	15,165	16.0
Safety-Kleen Sustainability Solutions	19,394	17,050	2,344	13.7
Corporate	68,424	63,582	4,842	7.6
Total	197,563	175,212	22,351	12.8
Adjusted EBITDA:
Environmental Services	290,401	274,591	15,810	5.8
Safety-Kleen Sustainability Solutions	32,981	28,252	4,729	16.7
Corporate	(75,528)	(67,989)	(7,539)	(11.1)
Total	$247,854	$234,854	$13,000	5.5%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (4)	23.2%	22.7%	0.5%
Safety-Kleen Sustainability Solutions (4)	15.9%	12.7%	3.2%
Corporate (5)	(5.2)%	(4.7)%	(0.5)%
Total	17.0%	16.4%	0.6%
________________
N/M = not meaningful
(1)Direct revenue is revenue allocated to the segment performing the provided service or selling the product.
(2)Cost of revenues is shown exclusive of (i) accretion of environmental liabilities and (ii) depreciation and amortization which are presented separately on the Consolidated Statements of Operations.
(3)Selling, general and administrative or SG&A expenses is shown exclusive of stock-based compensation, which is presented in SG&A expenses on our Consolidated Statements of Operations, but is not included in our measurement of Adjusted EBITDA. See Adjusted EBITDA section below for a reconciliation of net income to Adjusted EBITDA.
(4)Calculated as a percentage of individual segment direct revenue.
(5)Calculated as a percentage of our total direct revenue.

Direct Revenues
There are many factors that can impact our revenues including, but not limited to, macroeconomic conditions, overall levels of industrial activity and economic growth in North America, competitive industry pricing, commodity pricing, overall market incineration capacity including captive incineration closures, changes in the regulatory environment including those related to per- and polyfluoroalkyl substances, or PFAS, impacts of acquisitions and divestitures, the level of emergency response services, government infrastructure investment, reshoring of domestic manufacturing, existence or non-existence of large-scale environmental waste and remediation projects, weather-related events, the number of parts washers placed at customer sites, miles driven and related lubricant demand, base and blended oil pricing, market supply for base oil products, market changes relative to the collection of used oil and foreign currency fluctuations. In addition, customer efforts to minimize hazardous waste and changes in regulation can impact our revenues.
Environmental Services

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
Direct revenues	$1,252,526	$1,209,113	$43,413	3.6%
Environmental Services direct revenues for the three months ended March 31, 2026 increased $43.4 million from the comparable period in 2025. Technical Services revenues increased $22.1 million from the comparable prior year period driven primarily by stronger volumes at our landfill facilities and higher revenues from remediation projects. Revenues from Safety-Kleen core service offerings for the three months ended March 31, 2026 grew by $17.4 million from the comparable period in 2025 due to improved pricing and volumes for our containerized waste, vacuum and parts washer services. Utilization at our incinerators was 80% in the first three months of 2026 as compared to 81% in the same period in 2025. Utilization rates at our incinerator facilities in each period include the impact of our Kimball incinerator, which was placed in service in late 2024. Field and Emergency Response Services revenues increased $15.7 million for the three months ended March 31, 2026 from the comparable period in 2025 driven by incremental revenues from emergency response projects during the current period, including a large scale emergency response event. Partially offsetting this growth from prior year is a $19.8 million reduction in revenues from our Industrial Services operations due to lower demand for industrial maintenance and turnaround services as compared to 2025.
Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
Direct revenues	$207,011	$222,740	$(15,729)	(7.1)%
In the three months ended March 31, 2026, SKSS direct revenues decreased $15.7 million compared to the same period in 2025. Revenues from the sale of blended oil products decreased $12.3 million due to lower volumes sold. Revenues from the sale of base oil products decreased $9.3 million as lower pricing was partially offset by higher volumes sold. Additionally, revenues from the sale of vacuum gas oil and specialty refinery products decreased $6.1 million from the same period in 2025. These decreases were partially offset by a $13.9 million increase in revenues from the collection of used oil attributed to the higher pricing for these waste oil collection services.
Cost of Revenues
We believe disciplined management of operating costs is vital to our ability to remain price competitive. We experience cost pressures across several categories, most notably internal and external labor and benefits, insurance, transportation, maintenance, fuel and other energy related costs. In addition, we are subject to uncertainty and potential cost increases arising from evolving regulatory and macroeconomic conditions. We aim to manage these increases through constant cost monitoring and a focus on cost savings areas, including lowering employee turnover, as well as our overall customer pricing strategies designed to offset the inflationary impacts on our margins.
We continue to upgrade the quality and efficiency of our services through the development of new technology, including through the increased use of artificial intelligence, and continued modifications and expansion at our facilities while also leveraging certain fixed costs of our operating infrastructure. We invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions, while also continuing to optimize our workforce and operating structure in an effort to manage our operating margins.
Environmental Services

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
Cost of revenues	$852,380	$839,942	$12,438	1.5%
As a % of Direct revenues	68.1%	69.5%	(1.4)%
Environmental Services cost of revenues for the three months ended March 31, 2026 increased $12.4 million from the comparable period in 2025, but improved as a percentage of revenues as we attained greater leverage of our fixed costs while growing total revenue. Commensurate with the revenue growth in the business discussed above, labor and benefit related costs increased $6.9 million and equipment and supply costs increased $4.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
Cost of revenues	$154,636	$177,438	$(22,802)	(12.9)%
As a % of Direct revenues	74.7%	79.7%	(5.0)%
SKSS cost of revenues for the three months ended March 31, 2026 decreased $22.8 million from the comparable period in 2025, and improved 5.0% as a percentage of revenues. The decrease both in dollars and as a percentage of revenue was primarily driven by lower acquisition costs of used oil feedstock and lower labor and benefit related costs of $2.5 million due to strategic headcount management actions executed in the second quarter of 2025.
Selling, General and Administrative Expenses
We aim to manage our SG&A expenses in line with the overall performance of our segments and corresponding revenue levels. Our goal is to achieve this through efficient use of labor resources, enhanced technology, including the increased use of artificial intelligence, process improvements and strategic expense management. Expanding our support functions globally has led to both profitability and productivity improvements. We believe our ability to properly align these costs with business performance is reflective of our strong management of the businesses and further promotes our ability to remain competitive in the marketplace.
The SG&A expenses set forth below exclude stock-based compensation expense, which is presented in SG&A on our Consolidated Statement of Operations, but is not included in our measurement of Adjusted EBITDA.
Environmental Services

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
SG&A expenses	$109,745	$94,580	$15,165	16.0%
As a % of Direct revenues	8.8%	7.8%	1.0%
Environmental Services SG&A expenses for the three months ended March 31, 2026 increased $15.2 million from the comparable period in 2025 and remained relatively consistent as a percentage of revenue. The results for the three months ended March 31, 2025 include the impact of reducing the estimated costs to remediate a site by approximately $10 million in the first quarter of 2025. Absent this benefit in 2025, which accounted for 80 basis points as a percentage of revenues, the remaining $5.1 million increase was spread across various cost categories and the costs as a percentage of revenues were flat.

Safety-Kleen Sustainability Solutions

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
SG&A expenses	$19,394	$17,050	$2,344	13.7%
As a % of Direct revenues	9.4%	7.7%	1.7%
SKSS SG&A expenses for the three months ended March 31, 2026 increased $2.3 million as compared to the same period in 2025 primarily driven by a $1.2 million increase in labor and benefit related costs, mainly resulting from higher incentive compensation. As a percentage of revenues, these costs increased 1.7% both due to the increase in labor and benefit related costs and the overall decline in segment revenues discussed above.
Corporate

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
SG&A expenses	$68,424	$63,582	$4,842	7.6%
As a % of Total Company Direct revenues	4.7%	4.4%	0.3%
We manage our Corporate SG&A expenses commensurate with our overall total performance and direct revenue levels. Corporate SG&A expenses for the three months ended March 31, 2026 increased $4.8 million as compared to the same period in the prior year and remained relatively consistent as a percentage of our total revenues. The increase in Corporate SG&A expenses was primarily attributable to a $5.9 million increase in labor and benefits related costs driven by higher incentive compensation partially offset by lower salary costs. For the year, we anticipate that the Corporate SG&A expenses will trend slightly higher than the prior year but will remain flat as a percentage of revenue.
Adjusted EBITDA
Management considers Adjusted EBITDA to be a measurement of performance that provides useful information to both management and investors. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles, or GAAP. As reflected in the reconciliation below, we define Adjusted EBITDA as net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net other expense, net interest expense and provision for income taxes. Adjusted EBITDA also excludes impacts from certain transactions that are not deemed representative of fundamental segment results. Adjusted EBITDA is not calculated identically by all companies, and therefore our measurements of Adjusted EBITDA, while defined consistently and in accordance with our existing credit agreement, may not be comparable to similarly titled measures reported by other companies.
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
The information about our operating performance provided by Adjusted EBITDA is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders since our loan covenants are based upon levels of Adjusted EBITDA achieved and to our Board of Directors, and we discuss with our Board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and being managed.
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

The following is a reconciliation of net income to Adjusted EBITDA for the following periods:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025
Net income	$63,201	$58,680
Accretion of environmental liabilities	3,542	3,620
Stock-based compensation	9,578	7,635
Depreciation and amortization	115,799	111,980
Other expense, net	731	932
Interest expense, net of interest income	33,854	36,077
Provision for income taxes	21,149	15,930
Adjusted EBITDA	$247,854	$234,854
As a % of Direct revenues	17.0%	16.4%
Depreciation and Amortization

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$102,125	$98,667	$3,458	3.5%
Permits and other intangibles amortization	13,674	13,313	361	2.7
Total depreciation and amortization	$115,799	$111,980	$3,819	3.4%
Depreciation and amortization for the three months ended March 31, 2026 increased by $3.8 million from the comparable period in 2025 due to incremental depreciation for assets placed in service to support the growth of the business and higher finance lease amortization.
Interest Expense, Net of Interest Income

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
Interest expense, net of interest income	$33,854	$36,077	$(2,223)	(6.2)%
Interest expense, net of interest income for the three months ended March 31, 2026 decreased $2.2 million from the comparable period in 2025 primarily due to lower interest rates on outstanding debt during the period resulting from the debt refinancing transactions executed in October 2025 and lower variable interest rates on our SOFR-based debt.
As of March 31, 2026, the effective interest rate on our debt was 5.2%. For the remainder of 2026, we expect interest expense, net of interest income to continue to be lower than the prior year assuming current rates and our current debt portfolio. For additional information regarding our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	Three Months Ended
	March 31,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change
Provision for income taxes	$21,149	$15,930	$5,219	32.8%
Effective tax rate	25.1%	21.4%	3.7%
For the three months ended March 31, 2026, the provision for income taxes increased $5.2 million compared to the same period in 2025. This increase was driven by both higher pre-tax income as well as a higher effective tax rate in 2026. In the first quarter of 2025, our effective tax rate was favorably impacted by a one-time tax benefit related to a change in estimate for a remedial liability.
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
Summary of Cash Flow Activity

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash from operating activities	$6,297	$1,605
Net cash used in investing activities	(222,723)	(120,330)
Net cash used in financing activities	(58,253)	(79,259)
Net cash from operating activities
Net cash from operating activities for the three months ended March 31, 2026 was $6.3 million as compared to $1.6 million in the same period of 2025. This $4.7 million increase in operating cash flows was primarily driven by lower cash paid for interest partially offset by higher working capital balances for the three months ended March 31, 2026 compared to the same period in 2025.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2026 was $222.7 million, an increase of $102.4 million from the comparable period in 2025. This increase was driven by $131.8 million of cash paid in 2026 to acquire certain businesses from Depot Connect International. This higher cash outflow was partially offset by a $20.4 million decrease in additions to property, plant and equipment, net of proceeds from sale and disposal of fixed assets and $6.2 million net sale of marketable securities for the three months ended March 31, 2026, as compared to a $2.7 net purchase of marketable securities in the comparable period in 2025.
Net cash used in financing activities
Net cash used in financing activities for the three months ended March 31, 2026 was $58.3 million, as compared to $79.3 million for the three months ended March 31, 2025. This decrease compared to the prior period was primarily due to a decrease in repurchases of common stock of $30.0 million. The reduction in cash outflows was partially offset by an incremental outflow of $5.8 million from the change in uncashed checks and an increase in payments on finance lease liabilities of $2.5 million.
Adjusted Free Cash Flow
Management considers adjusted free cash flow, a non-GAAP measure, to be a measure of liquidity that provides useful information to management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment, plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from non-operating activities. Additionally, adjusted free cash flow excludes significant one-time growth investments, as they are not indicative of free cash flow generation for the current period. For 2026, these significant strategic growth investments include current year spend on the multi-year construction of a Solvent De-Asphalting unit, or SDA, adjacent to our East Chicago, Indiana re-refinery and current year spend on our multi-year vacuum truck fleet expansion project. We expect to spend approximately $85 million and $25 million, respectively, in 2026 for these projects from which we expect to realize future long-term benefits. In 2025, significant strategic growth investments included spend on the SDA project and the acquisition and build out of a hub facility in Phoenix, Arizona, which we refer to as our Phoenix Hub. No amounts were spent on these projects in the first quarter of 2025, but spending did occur later in 2025. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods:

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash from operating activities	$6,297	$1,605
Additions to property, plant and equipment	(98,443)	(118,695)
Cash investments in strategic growth projects (1)	14,787	—
Proceeds from sale and disposal of fixed assets	1,522	1,343
Adjusted free cash flow	$(75,837)	$(115,747)
________________
(1)    Includes $12.4 million and $2.4 million of capital investments in the SDA unit and fleet expansion project, respectively, during the three months ended March 31, 2026.
Summary of Capital Resources
At March 31, 2026, cash and cash equivalents and marketable securities totaled $669.0 million, compared to $953.7 million at December 31, 2025. At March 31, 2026, cash and cash equivalents held by our Canadian subsidiaries totaled $207.7 million. The cash and cash equivalents and marketable securities balance for our U.S. operations was $461.3 million at March 31, 2026. Our U.S. operations had net operating cash inflows of $14.3 million for the three months ended March 31, 2026.
We maintain a $600.0 million revolving credit facility, of which, as of March 31, 2026, approximately $454.7 million was available to borrow under the facility, with letters of credit of $145.3 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first three months of 2026 were $98.4 million, including the investments in strategic growth investments outlined in the table below. We anticipate 2026 capital spending, net of disposals, will be in the range of $460.0 million to $520.0 million. This range also includes the strategic growth investment spend in 2026 outlined in the table below.
The following table summarizes our key strategic growth investments, including 2025 and 2026 expenditures through March 31, 2025 and March 31, 2026, respectively:

(in millions, except dates)	2025 Expenditures	2026 Expenditures	2026 Expected Expenditures	Expected Full Project Cost	Expected Completion Date
SDA unit	$30.4	$12.4	$85	$210 - 220	2028
Fleet expansion project	—	2.4	25	50	2027
The two strategic growth investments outlined in the table above are considered projects from which we expect to realize future long-term benefits once placed in service. These are incremental to the capital expenditures needed to maintain current operations.
We anticipate that the remaining 2026 capital spending and future spending for key strategic growth investments will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Financing Arrangements
As of March 31, 2026, our financing arrangements included (i) $1.3 billion of secured senior term loans due 2032, (ii) $300.0 million of 5.125% unsecured senior notes due 2029, (iii) $500.0 million of 6.375% unsecured senior notes due 2031, and (iv) $745.0 million of 5.750% unsecured senior notes due 2033. As noted above, we also maintain our $600.0 million revolving credit facility with no amounts owed as of March 31, 2026.
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
As of March 31, 2026, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
During the three months ended March 31, 2026 and March 31, 2025, we repurchased and retired 87,166 and 256,473 shares, respectively, of our common stock for total expenditures of $25.0 million and $55.0 million, respectively. On February 18, 2026, our Board of Directors authorized a $350.0 million expansion of our share repurchase program. As of March 31, 2026, an additional $574.4 million remained available for the repurchase of shares.
Environmental Liabilities

(in thousands, except percentages)	March 31, 2026	December 31, 2025	Change	% Change
Closure and post-closure liabilities	$135,466	$135,328	$138	0.1%
Remedial liabilities	94,006	95,369	(1,363)	(1.4)
Total environmental liabilities	$229,472	$230,697	$(1,225)	(0.5)%
Total environmental liabilities as of March 31, 2026 were $229.5 million, a decrease of $1.2 million compared to December 31, 2025. During the three months ended March 31, 2026, the environmental liability balance decreased due to expenditures of $4.1 million and reductions in environmental liability estimates of $1.4 million. These decreases were partially offset by accretion of $3.5 million and new environmental liabilities of $0.9 million.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of March 31, 2026, there were $145.3 million outstanding letters of credit. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
In the first three months of 2026, there were no material changes to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the first three months of 2026, there were no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CLEAN HARBORS, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 15, “Commitments and Contingencies,” to the unaudited consolidated financial statements included in Item 1 of this report, which description is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors from the information provided in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1, 2026 through January 31, 2026	1,468	$234.48	—	$249,384
February 1, 2026 through February 28, 2026	26,461	259.91	—	599,384
March 1, 2026 through March 31, 2026	94,354	287.00	87,166	574,384
Total	122,283	$280.51	87,166
    ________________
(1)    Includes 35,117 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity incentive plans.
(2)    The average price paid per share of common stock repurchased under our stock repurchase program includes the commissions paid to brokers.
(3)    On February 18, 2026, we announced that our Board of Directors had authorized a $350.0 million expansion of our share repurchase program. As of March 31, 2026, the amount available for repurchase under the expanded Board-approved plan was $574.4 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Exchange Act. During the three months ended March 31, 2026, no shares were repurchased under the Rule 10b5-1 plan. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.     OTHER INFORMATION
During the quarter ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	May 6, 2026

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	May 6, 2026

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	May 6, 2026