Form 10-Q
period 2026-06-30
CLEAN HARBORS INC
filed 2026-07-29
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 24, 2026 was 52,787,248.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$408,357	$826,315
Short-term marketable securities	108,361	127,363
Accounts receivable, net of allowances aggregating $42,892 and $35,991, respectively	1,276,620	1,044,137
Unbilled accounts receivable	186,764	160,888
Inventories and supplies	382,935	372,088
Prepaid expenses and other current assets	109,203	116,452
Total current assets	2,472,240	2,647,243
Property, plant and equipment, net	2,636,955	2,541,067
Other assets:
Operating lease right-of-use assets	257,518	255,084
Goodwill	1,672,635	1,479,050
Permits and other intangibles, net	749,111	653,027
Other long-term assets	48,574	48,585
Total other assets	2,727,838	2,435,746
Total assets	$7,837,033	$7,624,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,600	$12,600
Accounts payable	518,186	506,592
Deferred revenue	84,038	81,529
Accrued expenses and other current liabilities	442,435	441,788
Current portion of closure, post-closure and remedial liabilities	22,774	19,112
Current portion of operating lease liabilities	80,291	75,226
Total current liabilities	1,160,324	1,136,847
Other liabilities:
Closure and post-closure liabilities, less current portion of $13,177 and $10,290, respectively	124,554	125,038
Remedial liabilities, less current portion of $9,597 and $8,822, respectively	83,512	86,547
Long-term debt, less current portion	2,759,327	2,763,563
Operating lease liabilities, less current portion	182,077	184,308
Deferred tax liabilities	384,008	384,207
Other long-term liabilities	214,809	197,886
Total other liabilities	3,748,287	3,741,549
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 52,791,094 and 52,870,599 shares, respectively	528	529
Additional paid-in capital	160,100	193,896
Accumulated other comprehensive loss	(221,722)	(204,616)
Retained earnings	2,989,516	2,755,851
Total stockholders’ equity	2,928,422	2,745,660
Total liabilities and stockholders’ equity	$7,837,033	$7,624,056
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Service revenues	$1,432,855	$1,336,948	$2,680,289	$2,538,402
Product revenues	302,150	212,906	514,253	443,402
Total revenues	1,735,005	1,549,854	3,194,542	2,981,804
Cost of revenues: (exclusive of items shown separately below)
Service revenues	944,568	874,919	1,790,945	1,714,663
Product revenues	181,657	158,578	349,400	340,718
Total cost of revenues	1,126,225	1,033,497	2,140,345	2,055,381
Selling, general and administrative expenses	214,574	186,183	421,715	369,030
Accretion of environmental liabilities	3,502	3,591	7,044	7,211
Depreciation and amortization	121,807	116,285	237,606	228,265
Income from operations	268,897	210,298	387,832	321,917
Other income (expense), net	430	(603)	(301)	(1,535)
Interest expense, net of interest income of $3,628, $5,086, $10,041, and $10,714, respectively	(37,208)	(37,106)	(71,062)	(73,183)
Income before provision for income taxes	232,119	172,589	316,469	247,199
Provision for income taxes	61,655	45,684	82,804	61,614
Net income	$170,464	$126,905	$233,665	$185,585
Earnings per share:
Basic	$3.23	$2.37	$4.42	$3.46
Diluted	$3.22	$2.36	$4.41	$3.44
Shares used to compute earnings per share - Basic	52,806	53,593	52,843	53,675
Shares used to compute earnings per share - Diluted	52,961	53,799	53,005	53,895
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$170,464	$126,905	$233,665	$185,585
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(21)	25	(332)	95
Unrealized gain (loss) on fair value of interest rate hedges	5,591	(1,371)	8,342	(4,477)
Reclassification adjustment for interest rate hedge amounts realized in net income	(5,585)	(2,610)	(7,457)	(5,193)
Pension adjustments	4	(32)	7	(33)
Foreign currency translation adjustments	(8,462)	24,026	(17,666)	24,714
Other comprehensive (loss) income, net of tax	(8,473)	20,038	(17,106)	15,106
Comprehensive income	$161,991	$146,943	$216,559	$200,691
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$233,665	$185,585
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	237,606	228,265
Allowance for doubtful accounts	5,951	3,249
Amortization of deferred financing costs and debt discount	2,610	3,352
Accretion of environmental liabilities	7,044	7,211
Changes in environmental liability estimates	(2,061)	(8,954)
Other expense, net	301	1,535
Stock-based compensation	24,396	13,698
Environmental expenditures	(7,079)	(7,051)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(262,255)	(116,399)
Inventories and supplies	(11,679)	2,952
Other current and non-current assets	10,057	(13,395)
Accounts payable	8,859	(36,035)
Other current and long-term liabilities	(1,945)	(54,368)
Net cash from operating activities	245,470	209,645
Cash flows used in investing activities:
Additions to property, plant and equipment	(224,638)	(208,724)
Proceeds from sale and disposal of fixed assets	3,694	4,063
Acquisitions, net of cash acquired	(357,593)	—
Additions to intangible assets including costs to obtain or renew permits	(987)	(777)
Purchases of available-for-sale securities	(25,853)	(45,622)
Proceeds from sale of available-for-sale securities	44,857	50,318
Net cash used in investing activities	(560,520)	(200,742)
Cash flows used in financing activities:
Change in uncashed checks	(5,507)	(2,767)
Tax payments related to withholdings on vested restricted stock	(11,804)	(10,456)
Repurchases of common stock	(52,133)	(67,001)
Proceeds from employee stock purchase plan	3,611	3,360
Deferred financing costs paid	(691)	—
Payments on finance leases	(25,422)	(16,754)
Principal payments on debt	(6,300)	(7,551)
Net cash used in financing activities	(98,246)	(101,169)
Effect of exchange rate change on cash	(4,662)	5,260
Decrease in cash and cash equivalents	(417,958)	(87,006)
Cash and cash equivalents, beginning of period	826,315	687,192
Cash and cash equivalents, end of period	$408,357	$600,186
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$75,394	$76,570
Income taxes paid, net of refunds	63,801	64,534
Non-cash investing activities:
Property, plant and equipment accrued	40,544	25,156
ROU assets obtained in exchange for operating lease liabilities	41,492	34,867
ROU assets obtained in exchange for finance lease liabilities	45,495	57,802
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2026	52,871	$529	$193,896	$(204,616)	$2,755,851	$2,745,660
Net income	—	—	—	—	63,201	63,201
Other comprehensive loss	—	—	—	(8,633)	—	(8,633)
Stock-based compensation	—	—	9,578	—	—	9,578
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(9,303)	—	—	(9,303)
Repurchases of common stock	(87)	(1)	(24,999)	—	—	(25,000)
Balance at March 31, 2026	52,833	528	169,172	(213,249)	2,819,052	2,775,503
Net income	—	—	—	—	170,464	170,464
Other comprehensive loss	—	—	—	(8,473)	—	(8,473)
Stock-based compensation	—	—	14,818	—	—	14,818
Issuance of common stock for restricted share vesting, net of employee tax withholdings	25	1	(2,502)	—	—	(2,501)
Repurchases of common stock	(84)	(1)	(24,999)	—	—	(25,000)
Employee stock purchase plan	17	—	3,611	—	—	3,611
Balance at June 30, 2026	52,791	$528	$160,100	$(221,722)	$2,989,516	$2,928,422

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	53,833	$538	$421,749	$(213,635)	$2,364,877	$2,573,529
Net income	—	—	—	—	58,680	58,680
Other comprehensive loss	—	—	—	(4,932)	—	(4,932)
Stock-based compensation	—	—	7,635	—	—	7,635
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(8,689)	—	—	(8,688)
Repurchases of common stock	(256)	(3)	(54,997)	—	—	(55,000)
Balance at March 31, 2025	53,636	536	365,698	(218,567)	2,423,557	2,571,224
Net income	—	—	—	—	126,905	126,905
Other comprehensive income	—	—	—	20,038	—	20,038
Stock-based compensation	—	—	6,063	—	—	6,063
Issuance of common stock for restricted share vesting, net of employee tax withholdings	24	—	(1,768)	—	—	(1,768)
Repurchases of common stock	(62)	—	(11,755)	—	—	(11,755)
Employee stock purchase plan	16	—	3,360	—	—	3,360
Balance at June 30, 2025	53,614	$536	$361,598	$(198,529)	$2,550,462	$2,714,067

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
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies or their application during the periods presented.
(3) REVENUES
The Company generates revenues through the following operating segments: Environmental Services and Safety-Kleen Sustainability Solutions (“SKSS”). The Company’s Environmental Services operating segment generally has four sources of revenue and the SKSS operating segment has two sources of revenue. The Company disaggregates third-party revenues by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The tables below present revenues from external customers by segment. When necessary, the Company records intercompany transactions to present the direct revenue in the appropriate segment results. The Company’s significant sources of revenue include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services, including onsite environmental management services, remediation projects, collection and transportation, packaging, recycling, treatment and disposal of waste. These services include both hazardous and non-hazardous waste, including per- and polyfluoroalkyl substances, or PFAS. Revenues are primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenues over time based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition, or when the waste is shipped to a third party for processing and disposal. The Company enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations, and the Company allocates revenues to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal ranges depending on the location of the customer, but generally is measured in days.
Industrial Services—Industrial Services contribute to the revenues of the Environmental Services operating segment. These revenues are primarily generated from industrial and specialty services provided to refineries, chemical plants, manufacturing facilities, power generation companies and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services; plant outage and turnaround services; specialty cleaning services, including chemical cleaning, pigging and high and ultra-high pressure water cleaning; leak detection and repair; daylighting; production services; and upstream energy services. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenues for these services over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenues over time, based on time and materials incurred.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, environmental remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer, and vacuum services. Additional services include filtration, water treatment services and wetland restoration. Emergency Response Services for environmental emergencies of any scale range from man-made disasters such as oil spills to natural disasters like hurricanes. These services also include spill cleanup on land and water, as well as contagion disinfection, decontamination and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenues for these services over time as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenues over time based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
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
Generally, revenues from services are recognized over time as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The duration of such services can be over a number of hours or several days. The Company uses the input method to recognize revenues over time, based on time and materials incurred. Product revenues are recognized upon the transfer of control whereby control transfers when the products are delivered to the customer. Containerized waste services consist of profiling, collecting, transporting and recycling or disposing of a wide variety of waste. Related collection and transportation revenues are recognized over time as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. Parts washer services include customer use of the Company’s parts washer equipment, cleaning and maintenance of the parts washer equipment, and removal and replacement of used cleaning fluids. Parts washer services are considered a single performance obligation due to the highly integrated and interdependent nature of the arrangement. Revenues from parts washer services are recognized over the service interval as the customer receives the benefit of the services.
Safety-Kleen Oil—Safety-Kleen Oil related sales contribute to the revenues of the SKSS segment. These revenues are generated from bulk sales of high-quality base and blended lubricating oils to many industries and customers, including major oil brands, lubricant blenders and manufacturers, blended lubricant distributors and government agencies. The Company also processes used oil into vacuum gas oil, which can be further re-refined into lubricant base oils or sold directly into the marine diesel oil fuel market and sells recycled fuel oil to asphalt and industrial plants. By-products coming off the refinery are a mixture of light-end distillates and asphalt flux that are sold into various markets. The Company recognizes revenues for oil products at a point in time upon the transfer of control. Generally, control transfers when the products are delivered to the customer.

The following tables present the Company’s third-party revenues disaggregated by source of revenues and geography in total and for the Environmental Services and SKSS operating segments and Corporate (in thousands):

	Three Months Ended June 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,311,522	$259,315	$—	$1,570,837
Canada	133,010	31,158	—	164,168
Total third-party revenues	$1,444,532	$290,473	$—	$1,735,005

Sources of Revenue
Technical Services	$544,910	$—	$—	$544,910
Industrial Services and Other	358,929	—	—	358,929
Field and Emergency Response Services	249,020	—	—	249,020
Safety-Kleen Environmental Services	291,673	87,738	—	379,411
Safety-Kleen Oil	—	202,735	—	202,735
Total third-party revenues	$1,444,532	$290,473	$—	$1,735,005

	Three Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,208,770	$194,110	$89	$1,402,969
Canada	121,289	25,596	—	146,885
Total third-party revenues	$1,330,059	$219,706	$89	$1,549,854

Sources of Revenue
Technical Services	$463,421	$—	$—	$463,421
Industrial Services and Other	361,580	—	89	361,669
Field and Emergency Response Services	242,791	—	—	242,791
Safety-Kleen Environmental Services	262,267	72,463	—	334,730
Safety-Kleen Oil	—	147,243	—	147,243
Total third-party revenues	$1,330,059	$219,706	$89	$1,549,854

	Six Months Ended June 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,462,630	$459,588	$—	$2,922,218
Canada	224,350	47,974	—	272,324
Total third-party revenues	$2,686,980	$507,562	$—	$3,194,542

Sources of Revenue
Technical Services	$993,942	$—	$—	$993,942
Industrial Services and Other	661,669	—	—	661,669
Field and Emergency Response Services	479,270	—	—	479,270
Safety-Kleen Environmental Services	552,099	165,468	—	717,567
Safety-Kleen Oil	—	342,094	—	342,094
Total third-party revenues	$2,686,980	$507,562	$—	$3,194,542

	Six Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$2,325,037	$394,129	$186	$2,719,352
Canada	212,060	50,392	—	262,452
Total third-party revenues	$2,537,097	$444,521	$186	$2,981,804

Sources of Revenue
Technical Services	$889,626	$—	$—	$889,626
Industrial Services and Other	683,938	—	186	684,124
Field and Emergency Response Services	458,493	—	—	458,493
Safety-Kleen Environmental Services	505,040	137,364	—	642,404
Safety-Kleen Oil	—	307,157	—	307,157
Total third-party revenues	$2,537,097	$444,521	$186	$2,981,804
Contract Balances

(in thousands)	June 30, 2026	December 31, 2025
Receivables	$1,276,620	$1,044,137
Contract assets (unbilled receivables)	186,764	160,888
Contract liabilities (deferred revenue)	84,038	81,529
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, as a right to payment is not solely subject to passage of time, resulting in contract assets, which are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenues are recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The contract liability balances at the beginning of each period presented are generally fully recognized in the subsequent three-month period.

(4) BUSINESS COMBINATIONS
On July 17, 2026, the Company signed a purchase agreement to acquire ES&H for an all-cash purchase price of approximately $305 million, subject to regulatory approval and customary closing adjustments. The Company intends to fund this acquisition with a combination of available cash and debt financing. Once complete, the operations of the acquired business will expand the Environmental Services segment’s field services operations. The acquisition is expected to close in the second half of 2026.
On July 17, 2026, the Company acquired Western Oil, Inc., a waste oil collection business in the Northeast, for $30 million, subject to customary closing adjustments. The operations of the acquired business will be incorporated into the Safety Kleen Sustainability Solutions segment and the Environmental Services segment’s field services operations.
On May 13, 2026, the Company acquired Terra Nova Solutions for an all-cash purchase price of $225.8 million, net of cash acquired and subject to final settlement of working capital balances. The operations of the acquired business expanded the Environmental Services segment’s Technical and Field Services businesses and included four permitted waste treatment facilities.
The preliminary allocation of the purchase price is provisional and was based on estimates of fair value of assets acquired and liabilities assumed as of May 13, 2026. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determinations and recognition of assets acquired and liabilities assumed (in thousands):

At May 13, 2026
Accounts receivable, including unbilled receivables	$6,855
Inventories and supplies	148
Prepaid expenses and other current assets	1,844
Property, plant and equipment	18,781
Permits and other intangible assets	91,400
Operating lease right-of-use assets	160
Other long-term assets	10
Accounts payable	(3,225)
Accrued expenses and other current liabilities	(796)
Current portion of operating lease liabilities	(118)
Operating lease liabilities, less current portion	(42)
Total identifiable net assets	115,017
Goodwill	110,756
Total purchase price	$225,773
Other intangible assets acquired are customer relationships anticipated to have estimated useful lives of 16 years. The Company recorded the excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is not deductible for tax purposes.
Pro forma revenues and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2025 are immaterial to the consolidated financial statements of the Company. The results of operations of the acquired business from the acquisition date through the end of the reporting period were not material to the Company’s unaudited consolidated financial statements.
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

	At Acquisition Date As Reported March 31, 2026	Measurement Period Adjustments	At Acquisition Date As Reported June 30, 2026
Inventories and supplies	$177	$—	$177
Property, plant and equipment	15,000	(1,614)	13,386
Permits and other intangible assets	40,000	(6,200)	33,800
Operating lease right-of-use assets	5,634	—	5,634
Accrued expenses and other current liabilities	(180)	—	(180)
Current portion of operating lease liabilities	(1,128)	—	(1,128)
Operating lease liabilities, less current portion	(4,506)	—	(4,506)
Total identifiable net assets	54,997	(7,814)	47,183
Goodwill	76,823	7,814	84,637
Total purchase price	$131,820	$—	$131,820
Other intangible assets acquired are customer relationships anticipated to have estimated useful lives of 12 years. The Company recorded the excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
Pro forma revenues and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2025 are immaterial to the consolidated financial statements of the Company. The results of operations of the acquired business from the acquisition date through the end of the reporting period were not material to the Company’s unaudited consolidated financial statements.
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Supplies	$221,142	$217,028
Oil and oil related products	128,467	123,883
Solvent and solutions	13,379	11,589
Other	19,947	19,588
Total inventories and supplies	$382,935	$372,088
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

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$198,839	$193,438
Asset retirement costs (non-landfill)	40,065	40,232
Landfill assets	282,066	278,700
Buildings and improvements (1)	765,986	753,404
Vehicles (2)	1,665,439	1,583,387
Equipment (3)	2,713,543	2,652,027
Construction in progress	136,555	90,182
	5,802,493	5,591,370
Less - accumulated depreciation and amortization	3,165,538	3,050,303
Total property, plant and equipment, net	$2,636,955	$2,541,067
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in each period.
(2) Balances inclusive of gross ROU assets classified as finance leases of $330.7 million and $294.2 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $20.6 million and $17.4 million, respectively.
Depreciation expense, inclusive of landfill and finance lease amortization, was $106.3 million and $208.4 million for the three and six months ended June 30, 2026, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $102.6 million and $201.2 million for the three and six months ended June 30, 2025, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the six months ended June 30, 2026 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2026	$1,297,478	$181,572	$1,479,050
Increase from current period acquisitions	195,393	—	195,393
Foreign currency translation	(1,283)	(525)	(1,808)
Balance at June 30, 2026	$1,491,588	$181,047	$1,672,635
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when it is more likely than not that events or changes in the business environment (“triggering events”) would reduce the fair value of a reporting unit below its carrying value. During the period ended June 30, 2026, no such triggering events were identified.
As of June 30, 2026 and December 31, 2025, the Company’s intangible assets consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$195,809	$135,362	$60,447	$196,224	$132,308	$63,916
Customer and supplier relationships	804,861	294,037	510,824	698,381	292,813	405,568
Other intangible assets	120,942	62,710	58,232	121,030	57,438	63,592
Total amortizable permits and other intangible assets	1,121,612	492,109	629,503	1,015,635	482,559	533,076
Trademarks and trade names	119,608	—	119,608	119,951	—	119,951
Total permits and other intangible assets	$1,241,220	$492,109	$749,111	$1,135,586	$482,559	$653,027
Amortization expense of permits, customer and supplier relationships, and other intangible assets was $15.5 million and $29.2 million in the three and six months ended June 30, 2026, respectively. Amortization expense of permits, customer and supplier relationships, and other intangible assets was $13.7 million and $27.0 million in the three and six months ended June 30, 2025, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at June 30, 2026 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2026 (six months)	$32,195
2027	59,362
2028	57,996
2029	56,919
2030	46,444
Thereafter	376,587
$629,503
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued insurance	$125,157	$116,675
Accrued compensation and benefits	117,605	144,689
Accrued income, real estate, sales and other taxes	57,273	42,082
Accrued interest	30,157	30,893
Accrued other	112,243	107,449
	$442,435	$441,788
The decrease in accrued compensation and benefits was due to payments of accrued incentive compensation in the first quarter of 2026.
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2026 through June 30, 2026 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2026	$59,763	$75,565	$135,328
New asset retirement obligations	2,129	—	2,129
Accretion	2,439	2,830	5,269
Changes in estimates recorded to consolidated statement of operations	(1,934)	(998)	(2,932)
Changes in estimates recorded to consolidated balance sheet	—	366	366
Expenditures	(1,393)	(230)	(1,623)
Currency translation and other	(104)	(702)	(806)
Balance at June 30, 2026	$60,900	$76,831	$137,731
In the six months ended June 30, 2026, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2026 through June 30, 2026 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2026	$1,928	$54,523	$38,918	$95,369
Accretion	47	1,141	587	1,775
Changes in estimates recorded to consolidated statement of operations	12	498	361	871
Expenditures	(24)	(2,796)	(2,636)	(5,456)
Currency translation and other	—	—	550	550
Balance at June 30, 2026	$1,963	$53,366	$37,780	$93,109
(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

	June 30, 2026	December 31, 2025
Current Portion of Long-Term Debt:
Secured senior term loans	$12,600	$12,600

Long-Term Debt:
Secured senior term loans due October 9, 2032 (“2032 Term Loans”)	$1,241,100	$1,247,400
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Unsecured senior notes, at 5.750%, due October 15, 2033 (“2033 Notes”)	745,000	745,000
Long-term debt, at par	$2,786,100	$2,792,400
Unamortized debt issuance costs and discount, net	(26,773)	(28,837)
Long-term debt, at carrying value	$2,759,327	$2,763,563
Financing Activities
The Company’s significant financing arrangements are described in Note 11, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the arrangements described therein as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, the estimated fair value of the Company's outstanding long-term debt, including the current portion, was $2.8 billion in both periods. The Company's estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data that are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $600.0 million revolving credit facility under which the Company had no outstanding loan balance as of June 30, 2026 or December 31, 2025. As of June 30, 2026, the Company had $460.8 million available to borrow under the revolving credit facility, and outstanding letters of credit were $139.2 million.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million (the “2022 Swaps”) to effectively fix the interest rate on $600.0 million principal of variable debt (initially term loans due in 2028 and now the 2032 Term Loans, both of which had SOFR based variable interest payments). Under the terms of the 2022 Swaps, the Company receives interest based upon the variable rates and pays a fixed amount of interest. The 2022 Swaps expire on September 30, 2027. As of June 30, 2026, the effective annual interest rate of the fixed portion of the Term Loan Agreement for the 2032 Term Loans as a result of the 2022 Swaps was 3.46%.
The Company designated the 2022 Swaps as a cash flow hedge at the inception of the agreements. As of June 30, 2026 and December 31, 2025, the Company has recorded a derivative asset with a fair value of $14.8 million and $13.6 million, respectively.
No ineffectiveness has been identified on the 2022 Swaps, and therefore, the change in fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss into interest expense on the unaudited consolidated statement of operations in the same period or periods during which the hedged transactions affect earnings.
(12) EARNINGS PER SHARE
The computation of basic earnings per share (“EPS”) is based on the weighted average number of the Company’s common shares outstanding. The computation of diluted EPS is based on the weighted average number of the Company’s common shares outstanding and potential dilutive common shares during the period as determined by using the treasury stock method.
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$170,464	$126,905	$233,665	$185,585
Denominator:
Weighted-average shares outstanding, basic	52,806	53,593	52,843	53,675
Dilutive impact of equity awards	155	206	162	220
Weighted-average shares outstanding, diluted	52,961	53,799	53,005	53,895

Basic earnings per share:	$3.23	$2.37	$4.42	$3.46
Diluted earnings per share:	$3.22	$2.36	$4.41	$3.44
In the table above, potentially dilutive shares outstanding include the dilutive effect of unvested restricted stock awards (collectively referred to as “equity awards”). Shares under the Company’s Employee Stock Purchase Plan (“ESPP”) are issued on the last day of the offering period and therefore are included in the weighted average shares outstanding when issued.
Potentially dilutive shares whose effect would have been antidilutive have been excluded from the computation of diluted earnings per share. The Company included all outstanding performance awards and restricted stock awards in the calculation of diluted earnings per share except as shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Antidilutive restricted stock awards	1	1	1	55
Performance stock awards for which performance criteria was not attained at reporting date	144	97	144	97

(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the six months ended June 30, 2026 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2026	$(214,514)	$157	$9,933	$(192)	$(204,616)
Other comprehensive (loss) income before reclassifications	(17,666)	(415)	6,319	7	(11,755)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(5,113)	—	(5,113)
Tax benefit (provision)	—	83	(321)	—	(238)
Other comprehensive (loss) income	(17,666)	(332)	885	7	(17,106)
Balance at June 30, 2026	$(232,180)	$(175)	$10,818	$(185)	$(221,722)
The amount realized in the unaudited consolidated statement of operations during the three and six months ended June 30, 2026, which was reclassified out of accumulated other comprehensive loss, was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$2,548	$5,113	Interest expense, net of interest income
(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three and six months ended June 30, 2026 was $14.8 million and $24.4 million, respectively. Total stock-based compensation cost recognized for the three and six months ended June 30, 2025 was $6.1 million and $13.7 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2026 was $2.0 million and $3.9 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and six months ended June 30, 2025 was $0.9 million and $2.2 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the six months ended June 30, 2026:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2026	313,820	$176.06
Granted	71,563	266.07
Vested	(104,930)	167.73
Forfeited	(9,498)	190.33
Balance at June 30, 2026	270,955	$202.56
As of June 30, 2026, there was $42.4 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock vested during the six months ended June 30, 2026 and June 30, 2025 was $28.3 million and $22.1 million, respectively.
Performance Stock Awards
Performance stock awards are subject to performance criteria established by the Compensation and Human Capital Committee of the Company’s Board of Directors prior to or at the date of grant. The performance stock awards are earned based on achieving certain Adjusted EBITDA and Adjusted EBITDA Margin targets set forth in the applicable award agreements. Performance stock granted in 2025 and 2026 can yield 0% to 200% achievement. The activity in the table below is shown at the target performance of 100% achievement for all awards. Performance stock awards include continued service conditions through the vesting date.
The following table summarizes information about performance stock awards for the six months ended June 30, 2026:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2026	147,404	$182.63
Granted	82,793	259.98
Vested	(14,031)	114.61
Forfeited (1)	(38,392)	181.91
Balance at June 30, 2026	177,774	$224.17
________________
(1)    Includes the forfeiture on March 13, 2026 of 32,918 shares related to the 2024 performance share awards that were not achieved at the threshold level of achievement.
As of June 30, 2026, there was $32.9 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. This cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of performance awards vested during the six months ended June 30, 2026 and June 30, 2025 was $4.1 million and $6.6 million, respectively.
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
At June 30, 2026 and December 31, 2025, the Company had recorded reserves of $21.6 million and $16.2 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of June 30, 2026 and December 31, 2025, the $21.6 million and $16.2 million, respectively, of reserves consisted of (i) $10.7 million and $11.4 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $10.9 million and $4.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of June 30, 2026, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2026, relate to Safety-Kleen, Inc. (“Safety-Kleen”) product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of June 30, 2026, there were approximately 86 proceedings (excluding cases that have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2026. From January 1, 2026 to June 30, 2026, 14 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company or the prior owners of certain facilities the Company has since acquired have been identified as potentially responsible parties (“PRPs”) or potential PRPs, of indemnification obligations in connection with 133 sites that are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 133 Superfund-related sites, six involve facilities that are now owned or leased by the Company and 127 involve third-party sites that received waste potentially shipped by the Company or the prior owners of certain facilities the Company has since acquired. Of the 127 third-party sites, 30 are now settled, 11 are currently requiring Company expenditures for remediation and 86 are not currently requiring Company expenditures for remediation.
In connection with each site, the Company has estimated the extent, if any, to which it may be subject, either directly or as a result of any indemnification obligations, for cleanup and remediation costs, and related legal and consulting costs associated with PRP investigations, settlements and related legal and administrative proceedings. The amount of such actual and potential liability is inherently difficult to estimate because of, among other relevant factors, uncertainties as to the legal liability (if any) of the Company or the prior owners of certain of the Company’s facilities to contribute a portion of the cleanup costs, the assumptions that must be made in calculating the estimated cost and timing of remediation, the identification of other PRPs and their respective capability and obligation to contribute to remediation efforts and the existence and legal standing of indemnification agreements (if any) with prior owners, which may either benefit the Company or subject the Company to potential indemnification obligations. The Company believes its potential monetary liability could exceed $1.0 million at three of the 133 Superfund-related sites.
Of the 127 third-party sites at which the Company has been notified it is a PRP or potential PRP or may have indemnification obligations, the Company has indemnification agreements at a total of 18 sites. These agreements indemnify the Company with respect to any liability at the 18 sites for waste disposed prior to the Company’s acquisition of the former subsidiaries of Waste Management, Inc. and McKesson Corporation, which had shipped waste to those sites. Accordingly, the indemnifying parties are paying all costs of defending those subsidiaries in those 18 cases, including legal fees and settlement costs. However, there can be no guarantee that the Company’s ultimate liabilities for those sites will not exceed the amount recorded or that indemnities applicable to any of these sites will be available to pay all or a portion of related costs. Except for these indemnification agreements described above, the Company does not have an indemnity agreement with respect to any of the 127 third-party sites.
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 2026, there were two proceedings for which the Company believed it was possible that the fines or penalties could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
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
Third-party revenues are revenues billed to outside customers by a particular segment. Direct revenues are revenues allocated to the segment providing the product or service. Intersegment revenues represent the sharing of third-party revenues among the segments based on products and services provided by each segment as if the products and services were sold directly to the third-

party. The intersegment revenues are shown net. The operations not managed through the Company’s operating segments described above are recorded as “Corporate.” Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings.
The following tables reconcile third-party revenues to direct revenues by reportable segment (in thousands):

	For the Three Months Ended June 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,444,532	$290,473	$1,735,005	$—	$1,735,005
Intersegment revenues (expense), net	12,031	(12,031)	—	—	—
Direct revenues	$1,456,563	$278,442	$1,735,005	$—	$1,735,005

	For the Three Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,330,059	$219,706	$1,549,765	$89	$1,549,854
Intersegment revenues (expense), net	21,976	(21,976)	—	—	—
Direct revenues	$1,352,035	$197,730	$1,549,765	$89	$1,549,854

	For the Six Months Ended June 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$2,686,980	$507,562	$3,194,542	$—	$3,194,542
Intersegment revenues (expense), net	22,109	(22,109)	—	—	—
Direct revenues	$2,709,089	$485,453	$3,194,542	$—	$3,194,542

	For the Six Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$2,537,097	$444,521	$2,981,618	$186	$2,981,804
Intersegment revenues (expense), net	24,051	(24,051)	—	—	—
Direct revenues	$2,561,148	$420,470	$2,981,618	$186	$2,981,804
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

The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reported segment (in thousands):

	For the Three Months Ended June 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,456,563	$278,442	$1,735,005
Cost of Revenues	943,730	162,639	1,106,369
Selling, General and Administrative Expenses	106,729	22,810	129,539
Total Reportable Segment Adjusted EBITDA	$406,104	$92,993	$499,097

	For the Three Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,352,035	$197,730	$1,549,765
Cost of Revenues	880,871	140,567	1,021,438
Selling, General and Administrative Expenses	94,970	18,850	113,820
Total Reportable Segment Adjusted EBITDA	$376,194	$38,313	$414,507

	For the Six Months Ended June 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$2,709,089	$485,453	$3,194,542
Cost of Revenues	1,796,110	317,275	2,113,385
Selling, General and Administrative Expenses	216,474	42,204	258,678
Total Reportable Segment Adjusted EBITDA	$696,505	$125,974	$822,479

	For the Six Months Ended June 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$2,561,148	$420,470	$2,981,618
Cost of Revenues	1,720,813	318,005	2,038,818
Selling, General and Administrative Expenses	189,550	35,900	225,450
Total Reportable Segment Adjusted EBITDA	$650,785	$66,565	$717,350

The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Adjusted EBITDA:
Environmental Services	$406,104	$376,194	$696,505	$650,785
Safety-Kleen Sustainability Solutions	92,993	38,313	125,974	66,565
Total Reportable Segment Adjusted EBITDA	499,097	414,507	822,479	717,350
Reconciliation to Consolidated Statements of Operations:
Corporate Costs(1)	90,073	78,270	165,601	146,259
Accretion of environmental liabilities	3,502	3,591	7,044	7,211
Stock-based compensation	14,818	6,063	24,396	13,698
Depreciation and amortization	121,807	116,285	237,606	228,265
Income from operations	268,897	210,298	387,832	321,917
Other (income) expense, net	(430)	603	301	1,535
Interest expense, net of interest income	37,208	37,106	71,062	73,183
Income from operations before provision for income taxes	$232,119	$172,589	$316,469	$247,199
________________
(1)    Corporate Costs include certain revenues, cost of revenues and selling, general and administrative expenses not managed through the Company’s operating segments. These costs are not captured within the Company’s Reportable Segment Adjusted EBITDA, but are included in the Company’s total Adjusted EBITDA balances.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “aims,” “will,” “seeks,” “should,” “estimates,” “projects,” “may,” “likely,” “potential” or similar expressions. Such statements may include, but are not limited to, statements about our future financial and operating results, plans, strategy, objectives and goals, strategic initiatives, cost management initiatives, pricing and productivity initiatives, contingent liabilities, interest expense, liquidity, business, economic and market conditions, trends, customer demand, expectations regarding new customer contracts, impacts of tariffs and new legislation, acquisitions, capital spending, growth opportunities and investments, expectations, challenges and other statements that are not historical facts. Such statements are based upon the beliefs and expectations of our management as of the date of this report only and are subject to certain risks and uncertainties that could cause actual results, performance or achievements to differ materially, including, without limitation: operational and safety risks; risks relating to the failure of new or existing technologies; risks associated with the use of artificial intelligence; cybersecurity risks; the occurrence of natural disasters or other catastrophic events, as well as their residual macroeconomic effects; risks associated with retaining and hiring key personnel; environmental liability and product liability risks relating to hazardous waste management and other components of our business; negative economic, industry or other developments, including market volatility or economic downturns; risks associated with our assumptions relating to expansion of our landfills; reductions in the demand for emergency response services at industrial facilities or on roadways, railways or waterways, and other remedial projects and regulatory developments; reductions in the demand for oil products and automotive services and volatility in oil prices in the markets we serve; changes in statutory and regulatory requirements and risks relating to extensive environmental laws and regulations; risks associated with existing and potential litigation; risks associated with our identification and execution of strategic capital expenditures, acquisitions and divestitures and their related liabilities; risks relating to the availability and sufficiency of our insurance coverage, self-insurance, surety bonds, letters of credit and other forms of financial assurance; impact of new tax legislation or changes in tax regulations and interpretations; the imposition of trade sanctions or tariffs; fluctuations in interest rates and foreign currency exchange rates; risks relating to our indebtedness and covenants in our debt agreements; risks associated with certain anti-takeover provisions under the Massachusetts Business Corporation Act and our By-Laws; and those items discussed elsewhere in this report or identified as “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 18, 2026, and in other documents we file from time to time with the SEC. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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
Performance of our segments is evaluated on several factors, of which the primary financial measure is adjusted earnings before interest, taxes, depreciation, and amortization, or Adjusted EBITDA, a non-GAAP measure that is reconciled to our GAAP net income and described more fully below. The following is a discussion of how management evaluates our segments in regards to other factors including key performance indicators that management uses to assess the segments’ results, as well as certain macroeconomic trends and influences that impact each reportable segment:
•Environmental Services - The Environmental Services segment results are driven by customer demand for our wide variety of services: the volume, pricing and mix of waste managed; and project work requiring responsible waste handling and disposal. Environmental Services results are also impacted by the demand for planned and unplanned industrial related cleaning and maintenance services at customer sites and environmental cleanup services on a scheduled or emergency basis, including response to large-scale events such as major chemical spills, natural disasters, or other instances where immediate and specialized services are required. The Environmental Services segment results include the Safety-Kleen branches’ core environmental service offerings of containerized waste disposal, parts washer and vacuum services. These results are driven by the volumes of waste collected from these customers, the overall number of parts washers placed at customer sites, and the demand for and frequency of other offered services. In managing the business and evaluating performance, management tracks the volumes and mix of waste handled and disposed of or recycled, generally through our incinerators, TSDFs and landfills; the utilization rates of our incinerators, equipment and workforce, including billable hours and the number of parts washer services performed; and pricing realized by our business and peer companies as well as other key metrics. Levels of activity and ultimate performance associated with this segment can be impacted by several factors including overall North American GDP; U.S. industrial production; economic conditions in the general manufacturing, chemical and automotive markets; efforts and economic incentives to increase domestic operations; available capacity at waste disposal outlets; demand for industrial cleaning and related industrial services; weather conditions; efficiency of our operations; technology, including the increased use of artificial intelligence; changing regulations; competition; market pricing of our services; costs incurred to deliver our services; and the management of our related operating costs.
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
Highlights
Total direct revenues for the three and six months ended June 30, 2026 were $1,735.0 million and $3,194.5 million, compared with $1,549.9 million and $2,981.8 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, our Environmental Services segment direct revenues increased $104.5 million, or 7.7%, and increased $147.9 million, or 5.8%, respectively, from the comparable periods in 2025, driven by growth in Technical Services, Safety-Kleen core services and Field and Emergency Response Services. For the three and six months ended June 30, 2026, our SKSS segment direct revenues increased $80.7 million or 40.8% and increased $65.0 million or 15.5%, respectively, from the comparable periods in 2025, driven primarily by higher pricing of base and blended oil products and specialty refinery products, as well as incremental revenues from higher pricing of waste oil collection services.
Income from operations for the three and six months ended June 30, 2026 was $268.9 million and $387.8 million, as compared with income from operations of $210.3 million and $321.9 million in the three and six months ended June 30, 2025, respectively. Net income for the three and six months ended June 30, 2026 was $170.5 million and $233.7 million, increases of 34.3% and 25.9% as compared with net income of $126.9 million and $185.6 million in the three and six months ended June 30, 2025, respectively.
Adjusted EBITDA, which is the primary financial measure by which we evaluate the operating performance of our segments, increased $72.8 million, or 21.6%, from $336.2 million in the three months ended June 30, 2025 to $409.0 million in the three months ended June 30, 2026. Growth in Adjusted EBITDA versus the comparable period in 2025 was driven by a $54.7 million increase in SKSS segment Adjusted EBITDA and a $29.9 million increase in Environmental Services segment Adjusted EBITDA. For the six months ended June 30, 2026, Adjusted EBITDA increased $85.8 million, or 15.0%, from $571.1 million for the six months ended June 30, 2025 to $656.9 million for the six months ended June 30, 2026, led by a $59.4 million increase in SKSS segment Adjusted EBITDA and a $45.7 million increase in Environmental Services segment Adjusted EBITDA. Continued margin expansion in our operating segments led to a 190 basis point and 140 basis point increase in Adjusted EBITDA Margin for the Company (calculated as a percentage of direct revenues) for the three and six months ended June 30, 2026, respectively. Additional information regarding Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP measures, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the six months ended June 30, 2026 increased $35.8 million from $209.6 million in 2025 to $245.5 million in 2026, primarily due to higher operating income partially offset by higher working capital impacts in 2026 as compared to the prior year period. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $59.8 million in the six months ended June 30, 2026, compared to $17.4 million in the same period in 2025, an improvement of $42.4 million, primarily driven by higher cash flows from operating activities. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations (in thousands, except percentages):

	Summary of Operations
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Direct Revenues (1):
Environmental Services	$1,456,563	$1,352,035	$104,528	7.7%	$2,709,089	$2,561,148	$147,941	5.8%
Safety-Kleen Sustainability Solutions	278,442	197,730	80,712	40.8	485,453	420,470	64,983	15.5
Corporate	—	89	(89)	N/M	—	186	(186)	N/M
Total	1,735,005	1,549,854	185,151	11.9	3,194,542	2,981,804	212,738	7.1
Cost of Revenues (2):
Environmental Services	943,730	880,871	62,859	7.1	1,796,110	1,720,813	75,297	4.4
Safety-Kleen Sustainability Solutions	162,639	140,567	22,072	15.7	317,275	318,005	(730)	(0.2)
Corporate	19,856	12,059	7,797	N/M	26,960	16,563	10,397	N/M
Total	1,126,225	1,033,497	92,728	9.0	2,140,345	2,055,381	84,964	4.1
Selling, General & Administrative Expenses (3):
Environmental Services	106,729	94,970	11,759	12.4	216,474	189,550	26,924	14.2
Safety-Kleen Sustainability Solutions	22,810	18,850	3,960	21.0	42,204	35,900	6,304	17.6
Corporate	70,217	66,300	3,917	5.9	138,641	129,882	8,759	6.7
Total	199,756	180,120	19,636	10.9	397,319	355,332	41,987	11.8
Adjusted EBITDA:
Environmental Services	406,104	376,194	29,910	8.0	696,505	650,785	45,720	7.0
Safety-Kleen Sustainability Solutions	92,993	38,313	54,680	142.7	125,974	66,565	59,409	89.2
Corporate	(90,073)	(78,270)	(11,803)	(15.1)	(165,601)	(146,259)	(19,342)	(13.2)
Total	$409,024	$336,237	$72,787	21.6%	$656,878	$571,091	$85,787	15.0%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (4)	27.9%	27.8%	0.1%		25.7%	25.4%	0.3%
Safety-Kleen Sustainability Solutions (4)	33.4%	19.4%	14.0%		25.9%	15.8%	10.1%
Corporate (5)	(5.2)%	(5.1)%	(0.1)%		(5.2)%	(4.9)%	(0.3)%
Total	23.6%	21.7%	1.9%		20.6%	19.2%	1.4%
________________
N/M = not meaningful
(1)Direct revenues are revenues allocated to the segment performing the provided service or selling the product.
(2)Cost of revenues is shown exclusive of (i) accretion of environmental liabilities and (ii) depreciation and amortization which are presented separately on the Consolidated Statements of Operations.
(3)Selling, general and administrative or SG&A expenses are shown exclusive of stock-based compensation, which is presented in SG&A expenses on our Consolidated Statements of Operations, but are not included in our measurement of Adjusted EBITDA. See Adjusted EBITDA section below for a reconciliation of net income to Adjusted EBITDA.
(4)Calculated as a percentage of individual segment direct revenues.
(5)Calculated as a percentage of our total direct revenues.

Direct Revenues
There are many factors that can impact our revenues including, but not limited to, macroeconomic conditions; overall levels of industrial activity and economic growth in North America; competitive industry pricing; commodity pricing; overall market incineration capacity, including captive incineration closures; changes in the regulatory environment, including those related to per- and polyfluoroalkyl substances, or PFAS; impacts of acquisitions and divestitures; the level of emergency response services; government infrastructure investment; reshoring of domestic manufacturing; existence or non-existence of large-scale environmental waste and remediation projects and the related project pipeline; weather-related events; the number of parts washers placed at customer sites; miles driven and related lubricant demand; base and blended oil pricing; market supply for base oil products; market changes relative to the collection of used oil; and foreign currency fluctuations. In addition, customer efforts to minimize hazardous waste and changes in regulations can impact our revenues.
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Direct revenues	$1,456,563	$1,352,035	$104,528	7.7%	$2,709,089	$2,561,148	$147,941	5.8%
Environmental Services direct revenues for the three months ended June 30, 2026 increased $104.5 million from the comparable period in 2025. Technical Services revenues increased $81.5 million. A PFAS-related filtration project associated with a large emergency response event earlier in the year contributed more than $30 million of revenues during the three months ended June 30, 2026. Additional growth in Technical Services revenues was driven by fuel surcharges and higher volumes across our disposal network, including volumes generated from remediation projects and PFAS-related work. Utilization at our incinerators was 91% in the three months ended June 30, 2026, as compared to 86% in the same period in 2025. Utilization rates at our incinerator facilities in each period include the impact of our second Kimball incinerator, which was placed in service in late 2024. Revenues from Safety-Kleen core service offerings for the three months ended June 30, 2026 grew by $29.4 million from the comparable period in 2025 due to greater volumes and pricing of our containerized waste, vacuum and parts washer services. Field and Emergency Response Services revenues increased $6.2 million for the three months ended June 30, 2026 from the comparable period in 2025.
Environmental Services direct revenues for the six months ended June 30, 2026 increased $147.9 million from the comparable period in 2025. Technical Services revenues for the six months ended June 30, 2026 increased $104.3 million. The PFAS-related filtration project referenced above contributed over $40 million in revenues during the six months ended June 30, 2026. The remaining increase in Technical Services revenues was attributable to incremental revenues from fuel surcharges, higher volumes of waste in our network from remediation projects and PFAS related work. Utilization at our incinerators was 85% in the first six months of 2026 as compared to 84% in the same period in 2025. Utilization rates at our incinerator facilities in each period include the impact of our second Kimball incinerator, which was placed in service in late 2024. Revenues from Safety-Kleen core service offerings for the six months ended June 30, 2026 grew by $47.1 million from the comparable period in 2025 due to greater volumes and pricing of our containerized waste, vacuum and parts washer services. Field and Emergency Response Services revenues increased $20.8 million for the six months ended June 30, 2026 from the comparable period in 2025 driven by incremental revenues from emergency response projects during the first six months of 2026, including a large-scale emergency response event. Partially offsetting the broad revenues growth across Environmental Services was a $22.3 million decrease in Industrial Services revenues, driven by lower demand for industrial maintenance and turnaround services as compared to 2025, with the impact concentrated largely in the first quarter of 2026.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Direct revenues	$278,442	$197,730	$80,712	40.8%	$485,453	$420,470	$64,983	15.5%
In the three months ended June 30, 2026, SKSS direct revenues increased $80.7 million compared to the same period in 2025, primarily driven by higher market pricing of oil-based products. Revenues from the sale of base oil products increased $37.2 million due to higher pricing, and blended oil product revenues grew $19.1 million due to improved pricing and greater volumes sold. Revenues from the sale of vacuum gas oil and specialty refinery products increased $10.5 million compared to the same period in 2025. Additionally, revenues from used oil collection services increased $9.5 million, attributable to higher pricing for these waste oil collection services.
In the six months ended June 30, 2026, SKSS direct revenues increased $65.0 million compared to the same period in 2025 reflecting higher market pricing of oil-based products. Revenues from the sale of base oil products increased $27.8 million due to higher pricing. Revenues from used oil collection services increased $23.5 million, attributable to higher pricing for these waste oil collection services. Blended oil product revenues grew $6.8 million due to higher pricing despite relatively flat volumes sold. Additionally, revenue from the sale of vacuum gas oil and specialty refinery products increased $4.5 million from the same period in 2025.
Cost of Revenues
We believe disciplined management of operating costs is vital to our ability to remain price competitive. We experience cost pressures across several categories, most notably internal and external labor and benefits, insurance, transportation, maintenance, fuel and other energy-related costs. In addition, we are subject to uncertainty and potential cost increases arising from evolving regulatory and macroeconomic conditions. We aim to manage these increases through constant cost monitoring and a focus on cost savings, including lowering employee turnover, as well as our overall customer pricing strategies, which are designed to offset the inflationary impacts on our margins.
We continue to upgrade the quality and efficiency of our services through the development or adoption of new technology, including through the increased use of artificial intelligence, and continued modifications and expansion at our facilities while also leveraging certain fixed costs of our operating infrastructure. We invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions, while also continuing to optimize our workforce and operating structure in an effort to manage our operating margins.
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cost of revenues	$943,730	$880,871	$62,859	7.1%	$1,796,110	$1,720,813	$75,297	4.4%
As a % of Direct revenues	64.8%	65.2%	(0.4)%		66.3%	67.2%	(0.9)%
Environmental Services cost of revenues for the three months ended June 30, 2026 increased $62.9 million from the comparable period in 2025, but were lower as a percentage of revenues. Due to higher market-based fuel pricing, transportation and fuel related costs increased $30.9 million during the three months ended June 30, 2026 compared to the same period in 2025. Additionally, commensurate with the revenue growth in the business discussed above, labor and benefit related costs increased $20.5 million and equipment and supply costs increased $14.9 million for the three months ended June 30, 2026, as compared to the same period in 2025. These increases were partially offset by reductions in various other cost categories. Overall, Environmental Services revenues grew at a rate greater than cost of revenues and gross margins expanded in the quarter.

Environmental Services cost of revenues for the six months ended June 30, 2026 increased $75.3 million from the comparable period in 2025, but were lower as a percentage of revenues. Due to higher market-based fuel pricing, transportation and fuel-related costs increased $31.1 million during the six months ended June 30, 2026 compared to the same period in 2025. Commensurate with the revenue growth in the business discussed above, labor and benefit related costs increased $27.4 million and equipment and supply costs increased $20.3 million for the six months ended June 30, 2026, as compared to the same period in 2025. Revenue growth also outpaced cost of revenues growth for the six-month period and gross margins increased.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cost of revenues	$162,639	$140,567	$22,072	15.7%	$317,275	$318,005	$(730)	(0.2)%
As a % of Direct revenues	58.4%	71.1%	(12.7)%		65.4%	75.6%	(10.2)%
SKSS cost of revenues for the three months ended June 30, 2026 increased $22.1 million from the comparable period in 2025; however, these costs improved 12.7% as a percentage of revenues. The decrease as a percentage of revenues was driven by the higher market pricing for base and blended oil products discussed above and lower acquisition costs of used oil feedstock compared to the same quarter of 2025. The overall dollar increase was primarily driven by increased transportation and fuel costs due to higher market-based fuel pricing.
SKSS cost of revenues for the six months ended June 30, 2026 remained relatively consistent with the comparable period in 2025 and improved 10.2% as a percentage of revenues. The decrease as a percentage of revenues was primarily driven by higher market pricing for base and blended oil products discussed above, lower acquisition costs of used oil feedstock and a reduction in labor and benefit related costs, partially offset by higher transportation and fuel costs due to higher market-based fuel pricing.
Selling, General and Administrative Expenses
We aim to manage our SG&A expenses in line with the overall performance of our segments and corresponding revenue levels. Our goal is to achieve this through efficient use of labor resources, enhanced technology, including the increased use of artificial intelligence, process improvements and strategic expense management. Expanding our support functions globally has led to both profitability and productivity improvements. We believe our ability to properly align these costs with business performance is reflective of our strong management of the business and further promotes our ability to remain competitive in the marketplace.
The SG&A expenses set forth below exclude stock-based compensation expense, which is presented in SG&A on our Consolidated Statement of Operations, but are not included in our measurement of Adjusted EBITDA.
Environmental Services

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
SG&A expenses	$106,729	$94,970	$11,759	12.4%	$216,474	$189,550	$26,924	14.2%
As a % of Direct revenues	7.3%	7.0%	0.3%		8.0%	7.4%	0.6%
Environmental Services SG&A expenses for the three months ended June 30, 2026 increased $11.8 million from the comparable period in 2025. The increase in SG&A expenses in the three months ended June 30, 2026 was driven by increased labor and benefits related costs of $6.2 million, primarily driven by higher commission costs commensurate with the increase in revenues. The remaining increase was spread across various cost categories and was proportional with the increase in revenues for the period.
Environmental Services SG&A expenses for the six months ended June 30, 2026 increased $26.9 million from the comparable period in 2025. The results for the six months ended June 30, 2025 include the impact of reducing the estimated costs to remediate a site by approximately $10 million in the first quarter of 2025. Absent this benefit in 2025, the remaining $16.9 million increase was primarily driven by an $8.0 million increase in labor and benefits related costs, driven by higher commission costs commensurate with the increase in revenues, with the remaining increase spread across various cost categories.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
SG&A expenses	$22,810	$18,850	$3,960	21.0%	$42,204	$35,900	$6,304	17.6%
As a % of Direct revenues	8.2%	9.5%	(1.3)%		8.7%	8.5%	0.2%
SKSS SG&A expenses for the three months ended June 30, 2026 increased $4.0 million as compared to the same period in 2025 primarily driven by a $3.2 million increase in a legal reserve and increased commissions costs commensurate with the increase in revenues discussed above. As a percentage of revenues, these costs improved 1.3% due to the overall increase in segment revenues discussed above.
SKSS SG&A expenses for the six months ended June 30, 2026 increased $6.3 million as compared to the same period in 2025 primarily driven by the $3.2 million increase in a legal reserve as well as an increase in labor and benefits related costs, primarily driven by higher commissions costs commensurate with the increase in revenues discussed above. As a percentage of revenues, these costs remained relatively flat to the prior year period.
Corporate

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
SG&A expenses	$70,217	$66,300	$3,917	5.9%	$138,641	$129,882	$8,759	6.7%
As a % of Total Company Direct revenues	4.0%	4.3%	(0.3)%		4.3%	4.4%	(0.1)%
We manage our Corporate SG&A expenses commensurate with our overall total performance and direct revenues levels. Corporate SG&A expenses for the three months ended June 30, 2026 increased $3.9 million as compared to the same period in the prior year. The increase in Corporate SG&A expenses was primarily attributable to a $3.2 million increase in labor and benefits related costs driven by higher incentive compensation. For the year, we anticipate that these Corporate SG&A expenses will trend slightly higher than the prior year but will remain flat as a percentage of revenues.
Corporate SG&A expenses for the six months ended June 30, 2026 increased $8.8 million as compared to the same period in the prior year, attributable to an $8.3 million increase in labor and benefits-related costs driven by higher incentive compensation. For the six months ended June 30, 2026, total integration costs related to acquisitions completed during the period and strategic projects for which we expect to derive long term benefits were $4.4 million. Additionally, severance costs, primarily due to acquisitions completed during the period, were $1.9 million. For the six months ended June 30, 2025, total severance and integration costs were $4.2 million. The remaining change was a decrease in Corporate SG&A expenses for the six months ended June 30, 2026 which was spread across various cost categories.
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

The information about our operating performance provided by Adjusted EBITDA is used by our management for a variety of purposes. We regularly communicate Adjusted EBITDA results to our lenders, since our loan covenants are based upon levels of Adjusted EBITDA achieved, and to our Board of Directors, and we discuss with our Board our interpretation of such results. We also compare our Adjusted EBITDA performance against internal targets as a key factor in determining cash and equity bonus compensation for executives and other employees, largely because we believe that this measure is indicative of how the fundamental business is performing and being managed.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income	$170,464	$126,905	$233,665	$185,585
Accretion of environmental liabilities	3,502	3,591	7,044	7,211
Stock-based compensation	14,818	6,063	24,396	13,698
Depreciation and amortization	121,807	116,285	237,606	228,265
Other (income) expense, net	(430)	603	301	1,535
Interest expense, net of interest income	37,208	37,106	71,062	73,183
Provision for income taxes	61,655	45,684	82,804	61,614
Adjusted EBITDA	$409,024	$336,237	$656,878	$571,091
As a % of direct revenues	23.6%	21.7%	20.6%	19.2%
Depreciation and Amortization

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$106,324	$102,573	$3,751	3.7%	$208,449	$201,240	$7,209	3.6%
Permits and other intangibles amortization	15,483	13,712	1,771	12.9	29,157	27,025	2,132	7.9
Total depreciation and amortization	$121,807	$116,285	$5,522	4.7%	$237,606	$228,265	$9,341	4.1%
Depreciation and amortization for the three months ended June 30, 2026 increased by $5.5 million from the comparable period in 2025 due to incremental depreciation for assets placed in service to support the growth of the business and higher finance lease amortization. Incremental amortization of intangibles acquired in acquisitions completed during the first six months of 2026 comprised the majority of the increase in amortization of permits and other intangible assets for the three months ended June 30, 2026.
Depreciation and amortization for the six months ended June 30, 2026 increased by $9.3 million from the comparable period in 2025 due to incremental depreciation for assets placed in service to support the growth of the business and higher finance lease amortization. Incremental amortization of intangibles acquired in acquisitions completed during the first six months of 2026 comprised the majority of the increase in amortization of permits and other intangible assets for the six months ended June 30, 2026.

Interest Expense, Net of Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Interest expense, net of interest income	$37,208	$37,106	$102	0.3%	$71,062	$73,183	$(2,121)	(2.9)%
Interest expense, net of interest income for the three months ended June 30, 2026 was relatively consistent with the comparable period in 2025.
Interest expense, net of interest income for the six months ended June 30, 2026 decreased $2.1 million from the comparable period in 2025 primarily due to lower interest rates on our SOFR-based debt partially offset by lower interest income.
As of June 30, 2026, the effective interest rate on our debt was 5.2%. For the remainder of 2026, we expect interest expense, net of interest income to continue to be lower than the prior year assuming current rates and our current debt portfolio. For additional information regarding our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		2026 over 2025		June 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Provision for income taxes	$61,655	$45,684	$15,971	35.0%	$82,804	$61,614	$21,190	34.4%
Effective tax rate	26.6%	26.5%	0.1%		26.2%	24.9%	1.3%
For the three months ended June 30, 2026, the provision for income taxes increased $16.0 million compared to the same period in 2025. This increase was driven by higher pre-tax income in the current year period.
For the six months ended June 30, 2026, the provision for income taxes increased $21.2 million compared to the same period in 2025. This increase was driven by both higher pre-tax income as well as a higher effective tax rate in 2026. In the first quarter of 2025, our effective tax rate was favorably impacted by a one-time tax benefit related to a change in estimate for a remedial liability.
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
Summary of Cash Flow Activity

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash from operating activities	$245,470	$209,645
Net cash used in investing activities	(560,520)	(200,742)
Net cash used in financing activities	(98,246)	(101,169)

Net cash from operating activities
Net cash from operating activities for the six months ended June 30, 2026 was $245.5 million as compared to $209.6 million in the same period of 2025. This $35.8 million increase in operating cash flows was primarily driven by higher operating income, which was partially offset by higher working capital balances for the six months ended June 30, 2026 compared to the same period in 2025, reflecting the strong revenue growth and timing of collections.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2026 was $560.5 million, an increase of $359.8 million from the comparable period in 2025. This increase was driven by $357.6 million of cash paid in 2026 to acquire certain businesses from Depot Connect International and the acquisition of Terra Nova Solutions as well as a $16.3 million increase in additions to property, plant and equipment, net of proceeds from sale and disposal of fixed assets. Partially offsetting these higher cash outflows was a $14.3 million increase in net cash inflows due to the timing of transactions within our wholly-owned captive insurance company for the six months ended June 30, 2026 compared to the same period in 2025.
Net cash used in financing activities
Net cash used in financing activities for the six months ended June 30, 2026 was $98.2 million, as compared to $101.2 million for the six months ended June 30, 2025, a decrease of $2.9 million. This decrease compared to the prior year period was primarily due to $14.9 million less in cash paid for repurchases of common stock partially offset by an $8.7 million increase in payments on finance lease liabilities.
Adjusted Free Cash Flow
Management considers adjusted free cash flow, a non-GAAP measure, to be a measure of liquidity that provides useful information to management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment, plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from non-operating activities. Additionally, adjusted free cash flow excludes significant one-time growth investments, as they are not indicative of free cash flow generation for the current period. For 2026, these significant strategic growth investments include current year spend on (i) the multi-year construction of a Solvent De-Asphalting unit, or SDA, adjacent to our East Chicago, Indiana re-refinery, (ii) our multi-year vacuum truck fleet expansion project and (iii) our multi-year investment in specialty assets to support our data center market offering. We expect to spend approximately $85 million, $25 million and $10 million, respectively, in 2026 for these projects from which we expect to realize future long-term benefits. In 2025, significant strategic growth investments included spend on the SDA project and the acquisition and build out of a hub facility in Phoenix, Arizona, which we refer to as our Phoenix Hub. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore, our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods:

	For the Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash from operating activities	$245,470	$209,645
Additions to property, plant and equipment	(224,638)	(208,724)
Cash investments in strategic growth projects (1)	35,322	12,436
Proceeds from sale and disposal of fixed assets	3,694	4,063
Adjusted free cash flow	$59,848	$17,420
________________
(1)    Includes $17.8 million and $17.5 million of capital investments in the SDA unit and fleet expansion project, respectively, during the six months ended June 30, 2026, and $12.4 million of capital investments in the Phoenix Hub during the six months ended June 30, 2025.

Summary of Capital Resources
At June 30, 2026, cash and cash equivalents and marketable securities totaled $516.7 million, which includes cash and cash equivalents held by our U.S. operations of $402.0 million in addition to $114.7 million held by our Canadian subsidiaries. Our U.S. operations had net operating cash flows of $261.0 million for the six months ended June 30, 2026.
In addition to our cash balances, we maintain a $600.0 million revolving credit facility, of which, as of June 30, 2026, approximately $460.8 million was available to borrow under the facility, with letters of credit of $139.2 million outstanding.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first six months of 2026 were $224.6 million. We anticipate 2026 capital spending, net of disposals, will be in the range of $490.0 million to $550.0 million, including the strategic growth investment spend in 2026 outlined in the table below. We’ve increased this range during the second quarter of 2026 to account for additional investments for key market opportunities.
The following table summarizes our current key strategic growth investments, including: 2025 full-year expenditures, 2026 expenditures through June 30, 2026, total 2026 expected expenditures, expected full project cost and expected completion date:

(in millions, except dates)	2025 Expenditures	First Six Months of 2026 Expenditures	2026 Expected Expenditures	Expected Full Project Cost	Expected Completion Date
SDA unit	$30.4	$17.8	$85	$210 - 220	2028
Fleet expansion project	—	17.5	25	50	2027
Data center strategy investment	—	—	10	50	2028
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
Financing Arrangements
As of June 30, 2026, our financing arrangements included (i) $1.3 billion of secured senior term loans due 2032, (ii) $300.0 million of 5.125% unsecured senior notes due 2029, (iii) $500.0 million of 6.375% unsecured senior notes due 2031, and (iv) $745.0 million of 5.750% unsecured senior notes due 2033. As noted above, we also maintain our $600.0 million revolving credit facility with no loans outstanding as of June 30, 2026.
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
As of June 30, 2026, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
During the three and six months ended June 30, 2026, we repurchased and retired 84,023 and 171,189 shares, respectively, of our common stock for total expenditures of $25.0 million and $50.0 million, respectively. During the three and six months ended June 30, 2025, we repurchased and retired 61,657 and 318,130 shares, respectively, of our common stock for total expenditures of $11.8 million and $66.8 million, respectively. On February 18, 2026, our Board of Directors authorized a $350.0 million expansion of our share repurchase program. As of June 30, 2026, $549.4 million remained available for the repurchase of shares.

Environmental Liabilities

(in thousands, except percentages)	June 30, 2026	December 31, 2025	Change	% Change
Closure and post-closure liabilities	$137,731	$135,328	$2,403	1.8%
Remedial liabilities	93,109	95,369	(2,260)	(2.4)
Total environmental liabilities	$230,840	$230,697	$143	0.1%
Total environmental liabilities as of June 30, 2026 were $230.8 million, relatively flat to the balance as of December 31, 2025. Despite remaining relatively consistent, the environmental liability balance increased $7.0 million from accretion and $2.1 million from new environmental liabilities and decreased due to expenditures of $7.1 million and reductions in environmental liability estimates of $1.7 million.
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
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of June 30, 2026, we had outstanding letters of credit totaling $139.2 million. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.

Critical Accounting Policies and Estimates
In the first six months of 2026, there were no material changes to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the first six months of 2026, there were no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2026 through April 30, 2026	4,665	$290.04	—	$574,384
May 1, 2026 through May 31, 2026	85,000	297.70	84,023	549,384
June 1, 2026 through June 30, 2026	3,000	281.00	—	549,384
Total	92,665	$296.77	84,023
    ________________
(1)    Includes 8,642 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity incentive plans.
(2)    The average price paid per share of common stock repurchased under our stock repurchase program includes the commissions paid to brokers.
(3)    On February 18, 2026, we announced that our Board of Directors had authorized a $350.0 million expansion of our share repurchase program. As of June 30, 2026, the amount available for repurchase under the expanded Board-approved plan was $549.4 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Exchange Act. During the three months ended June 30, 2026, we repurchased no shares under the Rule 10b5-1 plan. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.     OTHER INFORMATION
During the quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	July 29, 2026

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	July 29, 2026

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	July 29, 2026