Form 10-Q
period 2026-09-30
CLEAN HARBORS INC
filed 2026-10-28
CIK 822818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 23, 2026 was 52,729,841.

CLEAN HARBORS, INC.
QUARTERLY REPORT ON FORM 10-Q

CLEAN HARBORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$423,544	$826,315
Short-term marketable securities	93,010	127,363
Accounts receivable, net of allowances aggregating $51,627 and $35,991, respectively	1,273,770	1,044,137
Unbilled accounts receivable	218,442	160,888
Inventories and supplies	407,922	372,088
Prepaid expenses and other current assets	96,346	116,452
Total current assets	2,513,034	2,647,243
Property, plant and equipment, net	2,757,283	2,541,067
Other assets:
Operating lease right-of-use assets	254,827	255,084
Goodwill	1,843,273	1,479,050
Permits and other intangibles, net	866,755	653,027
Other long-term assets	48,433	48,585
Total other assets	3,013,288	2,435,746
Total assets	$8,283,605	$7,624,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,600	$12,600
Accounts payable	551,756	506,592
Deferred revenue	97,948	81,529
Accrued expenses and other current liabilities	525,728	441,788
Current portion of closure, post-closure and remedial liabilities	20,312	19,112
Current portion of operating lease liabilities	81,345	75,226
Total current liabilities	1,289,689	1,136,847
Other liabilities:
Closure and post-closure liabilities, less current portion of $9,648 and $10,290, respectively	131,194	125,038
Remedial liabilities, less current portion of $10,664 and $8,822, respectively	81,180	86,547
Long-term debt, less current portion	2,877,298	2,763,563
Operating lease liabilities, less current portion	178,294	184,308
Deferred tax liabilities	400,248	384,207
Other long-term liabilities	208,488	197,886
Total other liabilities	3,876,702	3,741,549
Commitments and contingent liabilities (See Note 15)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized 80,000,000 shares; issued and outstanding 52,728,878 and 52,870,599 shares, respectively	527	529
Additional paid-in capital	143,038	193,896
Accumulated other comprehensive loss	(223,967)	(204,616)
Retained earnings	3,197,616	2,755,851
Total stockholders’ equity	3,117,214	2,745,660
Total liabilities and stockholders’ equity	$8,283,605	$7,624,056
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Service revenues	$1,529,035	$1,321,865	$4,209,324	$3,860,267
Product revenues	340,414	227,472	854,667	670,874
Total revenues	1,869,449	1,549,337	5,063,991	4,531,141
Cost of revenues: (exclusive of items shown separately below)
Service revenues	1,035,103	873,744	2,826,049	2,588,407
Product revenues	172,911	174,746	522,310	515,464
Total cost of revenues	1,208,014	1,048,490	3,348,359	3,103,871
Selling, general and administrative expenses	217,092	189,610	638,807	558,640
Accretion of environmental liabilities	3,531	3,499	10,575	10,710
Depreciation and amortization	122,703	114,729	360,309	342,994
Income from operations	318,109	193,009	705,941	514,926
Other income, net	1,524	3,517	1,223	1,982
Interest expense, net of interest income of $3,838, $6,497, $13,879, and $17,212, respectively	(37,438)	(35,700)	(108,500)	(108,883)
Income before provision for income taxes	282,195	160,826	598,664	408,025
Provision for income taxes	74,095	42,027	156,899	103,641
Net income	$208,100	$118,799	$441,765	$304,384
Earnings per share:
Basic	$3.94	$2.22	$8.36	$5.67
Diluted	$3.93	$2.21	$8.34	$5.65
Shares used to compute earnings per share - Basic	52,752	53,518	52,812	53,659
Shares used to compute earnings per share - Diluted	52,897	53,713	52,969	53,871
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$208,100	$118,799	$441,765	$304,384
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(202)	69	(534)	164
Unrealized (loss) gain on fair value of interest rate hedges	(1,825)	524	6,517	(3,953)
Reclassification adjustment for interest rate hedge amounts realized in net income	1,814	(2,630)	(5,643)	(7,823)
Pension adjustments	—	13	7	(20)
Foreign currency translation adjustments	(2,032)	(10,547)	(19,698)	14,167
Other comprehensive (loss) income, net of tax	(2,245)	(12,571)	(19,351)	2,535
Comprehensive income	$205,855	$106,228	$422,414	$306,919
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$441,765	$304,384
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	360,309	342,994
Allowance for doubtful accounts	9,571	6,520
Amortization of deferred financing costs and debt discount	3,930	5,024
Accretion of environmental liabilities	10,575	10,710
Changes in environmental liability estimates	(2,218)	(8,933)
Other income, net	(1,223)	(1,982)
Stock-based compensation	36,141	22,620
Environmental expenditures	(9,756)	(10,960)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled accounts receivable	(276,946)	(113,131)
Inventories and supplies	(35,736)	8,301
Other current and non-current assets	31,230	(5,467)
Accounts payable	22,517	(35,492)
Other current and long-term liabilities	74,514	(12,956)
Net cash from operating activities	664,673	511,632
Cash flows used in investing activities:
Additions to property, plant and equipment	(397,480)	(303,169)
Proceeds from sale and disposal of fixed assets	8,483	15,250
Acquisitions, net of cash acquired	(689,044)	—
Additions to intangible assets including costs to obtain or renew permits	(2,830)	(1,528)
Purchases of available-for-sale securities	(37,665)	(62,108)
Proceeds from sale of available-for-sale securities	71,927	74,968
Net cash used in investing activities	(1,046,609)	(276,587)
Cash flows used in financing activities:
Change in uncashed checks	1,716	(2,639)
Tax payments related to withholdings on vested restricted stock	(15,612)	(13,833)
Repurchases of common stock	(77,133)	(117,001)
Proceeds from employee stock purchase plan	3,611	3,360
Deferred financing costs paid	(691)	—
Payments on finance leases	(38,096)	(25,088)
Principal payments on debt	(9,450)	(11,327)
Borrowing from revolving credit facility	120,000	—
Net cash used in financing activities	(15,655)	(166,528)
Effect of exchange rate change on cash	(5,180)	3,488
(Decrease) increase in cash and cash equivalents	(402,771)	72,005
Cash and cash equivalents, beginning of period	826,315	687,192
Cash and cash equivalents, end of period	$423,544	$759,197
Supplemental information:
Cash payments for interest and income taxes:
Interest paid	$114,037	$133,520
Income taxes paid, net of refunds	97,644	93,531
Non-cash investing activities:
Property, plant and equipment accrued	45,391	36,604
ROU assets obtained in exchange for operating lease liabilities	55,559	51,736
ROU assets obtained in exchange for finance lease liabilities	60,586	59,937
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2026	52,871	$529	$193,896	$(204,616)	$2,755,851	$2,745,660
Net income	—	—	—	—	63,201	63,201
Other comprehensive loss	—	—	—	(8,633)	—	(8,633)
Stock-based compensation	—	—	9,578	—	—	9,578
Issuance of common stock for restricted share vesting, net of employee tax withholdings	49	—	(9,303)	—	—	(9,303)
Repurchases of common stock	(87)	(1)	(24,999)	—	—	(25,000)
Balance at March 31, 2026	52,833	528	169,172	(213,249)	2,819,052	2,775,503
Net income	—	—	—	—	170,464	170,464
Other comprehensive loss	—	—	—	(8,473)	—	(8,473)
Stock-based compensation	—	—	14,818	—	—	14,818
Issuance of common stock for restricted share vesting, net of employee tax withholdings	25	1	(2,502)	—	—	(2,501)
Repurchases of common stock	(84)	(1)	(24,999)	—	—	(25,000)
Employee stock purchase plan	17	—	3,611	—	—	3,611
Balance at June 30, 2026	52,791	528	160,100	(221,722)	2,989,516	2,928,422
Net income	—	—	—	—	208,100	208,100
Other comprehensive loss	—	—	—	(2,245)	—	(2,245)
Stock-based compensation	—	—	11,745	—	—	11,745
Issuance of common stock for restricted share vesting, net of employee tax withholdings	20	—	(3,808)	—	—	(3,808)
Repurchases of common stock	(82)	(1)	(24,999)	—	—	(25,000)
Balance at September 30, 2026	52,729	$527	$143,038	$(223,967)	$3,197,616	$3,117,214

CLEAN HARBORS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	53,833	$538	$421,749	$(213,635)	$2,364,877	$2,573,529
Net income	—	—	—	—	58,680	58,680
Other comprehensive loss	—	—	—	(4,932)	—	(4,932)
Stock-based compensation	—	—	7,635	—	—	7,635
Issuance of common stock for restricted share vesting, net of employee tax withholdings	59	1	(8,689)	—	—	(8,688)
Repurchases of common stock	(256)	(3)	(54,997)	—	—	(55,000)
Balance at March 31, 2025	53,636	536	365,698	(218,567)	2,423,557	2,571,224
Net income	—	—	—	—	126,905	126,905
Other comprehensive income	—	—	—	20,038	—	20,038
Stock-based compensation	—	—	6,063	—	—	6,063
Issuance of common stock for restricted share vesting, net of employee tax withholdings	24	—	(1,768)	—	—	(1,768)
Repurchases of common stock	(62)	—	(11,755)	—	—	(11,755)
Employee stock purchase plan	16	—	3,360	—	—	3,360
Balance at June 30, 2025	53,614	536	361,598	(198,529)	2,550,462	2,714,067
Net income	—	—	—	—	118,799	118,799
Other comprehensive loss	—	—	—	(12,571)	—	(12,571)
Stock-based compensation	—	—	8,922	—	—	8,922
Issuance of common stock for restricted share vesting, net of employee tax withholdings	25	—	(3,377)	—	—	(3,377)
Repurchases of common stock	(208)	(2)	(49,998)	—	—	(50,000)
Balance at September 30, 2025	53,431	$534	$317,145	$(211,100)	$2,669,261	$2,775,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEAN HARBORS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION
The accompanying condensed consolidated interim financial statements are unaudited and include the accounts of Clean Harbors, Inc. and its subsidiaries (collectively, “Clean Harbors” or the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Management has made estimates and assumptions affecting the amounts reported in the Company’s consolidated interim financial statements and accompanying footnotes; actual results could differ from those estimates and judgments. The results for interim periods are not necessarily indicative of results for the entire year or any other interim periods. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
(2) SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies or their application during the periods presented.
(3) REVENUES
The Company generates revenues through the following operating segments: Environmental Services and Safety-Kleen Sustainability Solutions (“SKSS”). The Company’s Environmental Services operating segment generally has four sources of revenue and the SKSS operating segment has two sources of revenue. The Company disaggregates third-party revenues by geographic location and source of revenue as management believes these categories depict how revenue and cash flows are affected by economic factors. The tables below present revenues from external customers by segment. When necessary, the Company records intercompany transactions to present the direct revenue in the appropriate segment results. The Company’s significant sources of revenues include:
Technical Services—Technical Services contribute to the revenues of the Environmental Services operating segment. Revenues for these services are generated from fees charged for waste material management and disposal services, including onsite environmental management services, remediation projects, collection and transportation, packaging, recycling, treatment and disposal of waste. These services include both hazardous and non-hazardous waste, including per- and polyfluoroalkyl substances, or PFAS. Revenues are primarily generated by short-term projects, most of which are governed by master service agreements that are long-term in nature and outline the pricing and legal frameworks for such arrangements. Services are provided based on purchase orders or agreements with the customer and include prices based upon units of volume of waste, material and personnel costs, and transportation and other fees. Collection and transportation revenues are recognized over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenues over time based on time and materials incurred as a basis for measuring the satisfaction of the performance obligation. Revenues for treatment and disposal of waste are recognized upon completion of treatment, final disposition, or when the waste is shipped to a third party for processing and disposal. The Company enters into bundled arrangements for the collection and transportation and disposal of waste. For such arrangements, transportation and disposal are considered distinct performance obligations, and the Company allocates revenues to each based on the relative standalone selling price (i.e., the estimated price that a customer would pay for the services on a standalone basis). Revenues and the related costs from waste that is not yet completely processed and disposed of are deferred. The deferred revenues and costs are recognized when the services are completed. The period between collection and transportation and the final processing and disposal varies depending on the location of the customer, but generally is measured in days.
Industrial Services—Industrial Services contribute to the revenues of the Environmental Services operating segment. These revenues are primarily generated from industrial and specialty services provided to refineries, chemical plants, manufacturing facilities, power generation companies and other industrial customers throughout North America. Services include in-plant cleaning and maintenance services; plant outage and turnaround services; specialty cleaning services, including chemical cleaning, pigging, mechanical flushing and high and ultra-high pressure water cleaning; leak detection and repair; daylighting; production services; and upstream energy services. Services are provided based on purchase orders or agreements with the customer and include prices based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenues for these services over time, as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenues over time, based on time and materials incurred.
Field and Emergency Response Services—Field and Emergency Response Services contribute to the revenues of the Environmental Services operating segment. Field Services revenues are generated from cleanup services at customer sites, including those managed by municipalities and utility providers, or other locations on a scheduled or emergency response basis. Services include confined space entry for tank cleaning, site decontamination, environmental remediation, railcar cleaning, manhole/vault clean outs, product recovery and transfer, and vacuum services. Additional services include filtration, water treatment services and wetland restoration. Emergency Response Services, for environmental emergencies of any scale, range from man-made disasters such as oil spills and industrial fires to natural disasters like hurricanes. These services include land- and water-based spill remediation, as well as disaster cleanup, contagion disinfection, decontamination, and disposal services. Field and emergency response services are provided based on purchase orders or agreements with customers and include prices generally based upon daily, hourly or job rates for equipment, materials and personnel. The Company recognizes revenues for these services over time as the customer receives and consumes the benefits of the services as they are being performed, and the Company has a right to payment for performance completed to date. The Company uses the input method to recognize revenues over time based on time and materials incurred. The duration of such services can be over a number of hours, several days or even months for larger scale projects.
Safety-Kleen Environmental Services—Safety-Kleen Environmental Services revenues contribute both to the Environmental Services operating segment and the SKSS operating segment. Revenues from providing containerized waste handling and disposal services, parts washer services and vacuum services, referred to collectively as the Safety-Kleen branches’ core service offerings, contribute to the revenues of the Environmental Services operating segment. In addition, sales of packaged blended oil products and other complementary product sales contribute to the revenues of the Environmental Services operating segment. Revenues generated from waste oil, anti-freeze and oil filter collection services; sales of bulk blended oil products; and sales of bulk automotive fluids contribute to the SKSS operating segment. Due to the complementary nature of these products and services and their customer base, there are some cross-overs of Safety-Kleen Environmental Services revenue streams between the Environmental Services and SKSS operating segments.
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

The following tables present the Company’s third-party revenues disaggregated by source of revenues and geography in total and for the Environmental Services and SKSS operating segments and Corporate (in thousands):

	Three Months Ended September 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,410,767	$297,503	$—	$1,708,270
Canada	127,671	33,508	—	161,179
Total third-party revenues	$1,538,438	$331,011	$—	$1,869,449

Sources of Revenue
Technical Services	$507,222	$—	$—	$507,222
Industrial Services	336,681	—	—	336,681
Field and Emergency Response Services	401,189	—	—	401,189
Safety-Kleen Environmental Services	293,346	88,614	—	381,960
Safety-Kleen Oil	—	242,397	—	242,397
Total third-party revenues	$1,538,438	$331,011	$—	$1,869,449

	Three Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$1,194,300	$202,483	$—	$1,396,783
Canada	124,280	28,274	—	152,554
Total third-party revenues	$1,318,580	$230,757	$—	$1,549,337

Sources of Revenue
Technical Services	$490,768	$—	$—	$490,768
Industrial Services	332,102	—	—	332,102
Field and Emergency Response Services	232,262	—	—	232,262
Safety-Kleen Environmental Services	263,448	76,601	—	340,049
Safety-Kleen Oil	—	154,156	—	154,156
Total third-party revenues	$1,318,580	$230,757	$—	$1,549,337

	Nine Months Ended September 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,873,397	$757,091	$—	$4,630,488
Canada	352,021	81,482	—	433,503
Total third-party revenues	$4,225,418	$838,573	$—	$5,063,991

Sources of Revenue
Technical Services	$1,501,164	$—	$—	$1,501,164
Industrial Services	998,350	—	—	998,350
Field and Emergency Response Services	880,459	—	—	880,459
Safety-Kleen Environmental Services	845,445	254,082	—	1,099,527
Safety-Kleen Oil	—	584,491	—	584,491
Total third-party revenues	$4,225,418	$838,573	$—	$5,063,991

	Nine Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Corporate	Total
Primary Geographical Markets
United States	$3,519,337	$596,612	$186	$4,116,135
Canada	336,340	78,666	—	415,006
Total third-party revenues	$3,855,677	$675,278	$186	$4,531,141

Sources of Revenue
Technical Services	$1,380,394	$—	$—	$1,380,394
Industrial Services and Other	1,016,040	—	186	1,016,226
Field and Emergency Response Services	690,755	—	—	690,755
Safety-Kleen Environmental Services	768,488	213,965	—	982,453
Safety-Kleen Oil	—	461,313	—	461,313
Total third-party revenues	$3,855,677	$675,278	$186	$4,531,141
Contract Balances

(in thousands)	September 30, 2026	December 31, 2025
Receivables	$1,273,770	$1,044,137
Contract assets (unbilled receivables)	218,442	160,888
Contract liabilities (deferred revenue)	97,948	81,529
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

(4) BUSINESS COMBINATIONS
EnviroServe Acquisition
On October 2, 2026, the Company acquired EnviroServe for an all-cash purchase price of approximately $470 million, net of cash acquired and subject to final settlement of working capital balances. The operations of the acquired business will expand the Environmental Services segment’s Technical and Field Services businesses.
ES&H Acquisition
On September 18, 2026, the Company acquired ES&H for an all-cash purchase price of $300.7 million, net of cash acquired and subject to final settlement of working capital balances. The operations of the acquired business will expand the Environmental Services segment’s Field Services business.
The preliminary allocation of the purchase price is provisional and was based on estimates of fair value of assets acquired and liabilities assumed as of September 18, 2026. The Company continues to obtain information to complete the valuation of these balances and the associated income tax accounting. Measurement period adjustments will reflect new information obtained about facts and circumstances that existed as of the acquisition date. The following table summarizes the preliminary determinations and recognition of assets acquired and liabilities assumed (in thousands):

At September 18, 2026
Accounts receivable, including unbilled receivables	$16,503
Inventories and supplies	300
Prepaid expenses and other current assets	449
Property, plant and equipment	23,230
Permits and other intangible assets	126,500
Operating lease right-of-use assets	4,192
Accounts payable	(4,694)
Accrued expenses and other current liabilities	(3,243)
Current portion of operating lease liabilities	(865)
Operating lease liabilities, less current portion	(3,327)
Total identifiable net assets	159,045
Goodwill	141,704
Total purchase price	$300,749
Other intangible assets acquired are trade names and customer relationships anticipated to have average estimated useful lives of 15 years. The Company recorded the excess of the total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed, as goodwill. The goodwill recognized is attributable to the operating synergies, assembled workforce and growth potential that the Company expects to realize from the acquisition. Goodwill generated from the acquisition is deductible for tax purposes.
Pro forma revenues and earnings amounts on a combined basis as if this acquisition had been completed on January 1, 2025 are immaterial to the consolidated financial statements of the Company. The results of operations of the acquired business from the acquisition date through the end of the reporting period were not material to the Company’s unaudited consolidated financial statements.
Western Oil Acquisition
On July 17, 2026, the Company acquired Western Oil, Inc., a waste oil collection business, for $29.4 million, net of cash acquired and subject to final settlement of working capital balances. The operations of the acquired business are incorporated into the SKSS segment and the Environmental Services segment’s Field Services business. The impact of this acquisition is not material to the Company’s unaudited consolidated financial statements.

Terra Nova Solutions Acquisition
On May 13, 2026, the Company acquired Terra Nova Solutions for an all-cash purchase price of $225.4 million, net of cash acquired. The operations of the acquired business expanded the Environmental Services segment’s Technical and Field Services businesses and included four permitted waste treatment facilities.
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

	At Acquisition Date As Reported June 30, 2026	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2026
Accounts receivable, including unbilled receivables	$6,855	$72	$6,927
Inventories and supplies	148	—	148
Prepaid expenses and other current assets	1,844	212	2,056
Property, plant and equipment	18,781	8,497	27,278
Permits and other intangible assets	91,400	(5,000)	86,400
Operating lease right-of-use assets	160	—	160
Other long-term assets	10	—	10
Accounts payable	(3,225)	4	(3,221)
Accrued expenses and other current liabilities	(796)	(90)	(886)
Current portion of operating lease liabilities	(118)	—	(118)
Operating lease liabilities, less current portion	(42)	—	(42)
Deferred tax liabilities	—	(16,227)	(16,227)
Closure and post-closure liabilities	—	(14)	(14)
Total identifiable net assets	115,017	(12,546)	102,471
Goodwill	110,756	12,153	122,909
Total purchase price	$225,773	$(393)	$225,380
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

Depot Connect International Acquisition
On March 20, 2026, the Company acquired certain environmental businesses of Depot Connect International for an all-cash purchase price of $132.5 million. The operations of the acquired businesses expanded the Environmental Services segment’s Technical and Field Services businesses and included two permitted waste treatment facilities. The acquisition did not include working capital balances held by the seller other than those shown in the table below.
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

	At Acquisition Date As Reported June 30, 2026	Measurement Period Adjustments	At Acquisition Date As Reported September 30, 2026
Inventories and supplies	$177	$—	$177
Property, plant and equipment	13,386	1,723	15,109
Permits and other intangible assets	33,800	—	33,800
Operating lease right-of-use assets	5,634	—	5,634
Accrued expenses and other current liabilities	(180)	(1,735)	(1,915)
Current portion of operating lease liabilities	(1,128)	—	(1,128)
Operating lease liabilities, less current portion	(4,506)	—	(4,506)
Closure and post-closure liabilities	—	(1,723)	(1,723)
Total identifiable net assets	47,183	(1,735)	45,448
Goodwill	84,637	2,420	87,057
Total purchase price	$131,820	$685	$132,505
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
(5) INVENTORIES AND SUPPLIES
Inventories and supplies consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Supplies	$223,624	$217,028
Oil and oil related products	149,312	123,883
Solvent and solutions	12,840	11,589
Other	22,146	19,588
Total inventories and supplies	$407,922	$372,088
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

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$233,061	$193,438
Asset retirement costs (non-landfill)	41,807	40,232
Landfill assets	285,720	278,700
Buildings and improvements (1)	799,711	753,404
Vehicles (2)	1,718,391	1,583,387
Equipment (3)	2,755,823	2,652,027
Construction in progress	159,004	90,182
	5,993,517	5,591,370
Less - accumulated depreciation and amortization	3,236,234	3,050,303
Total property, plant and equipment, net	$2,757,283	$2,541,067
________________
(1) Balances inclusive of gross right-of-use (“ROU”) assets classified as finance leases of $8.0 million in each period.
(2) Balances inclusive of gross ROU assets classified as finance leases of $343.8 million and $294.2 million, respectively.
(3) Balances inclusive of gross ROU assets classified as finance leases of $20.8 million and $17.4 million, respectively.
Depreciation expense, inclusive of landfill and finance lease amortization, was $106.0 million and $314.5 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense, inclusive of landfill and finance lease amortization, was $101.3 million and $302.5 million for the three and nine months ended September 30, 2025, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in goodwill by segment for the nine months ended September 30, 2026 were as follows (in thousands):

	Environmental Services	Safety-Kleen Sustainability Solutions	Totals
Balance at January 1, 2026	$1,297,478	$181,572	$1,479,050
Increase from current period acquisitions	351,670	14,306	365,976
Foreign currency translation	(1,244)	(509)	(1,753)
Balance at September 30, 2026	$1,647,904	$195,369	$1,843,273
The Company assesses goodwill for impairment on an annual basis as of December 31 or at an interim date when it is more likely than not that events or changes in the business environment (“triggering events”) would reduce the fair value of a reporting unit below its carrying value. During the period ended September 30, 2026, no such triggering events were identified.
As of September 30, 2026 and December 31, 2025, the Company’s intangible assets consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Permits	$197,686	$137,239	$60,447	$196,224	$132,308	$63,916
Customer and supplier relationships	933,316	305,131	628,185	698,381	292,813	405,568
Other intangible assets	124,945	66,441	58,504	121,030	57,438	63,592
Total amortizable permits and other intangible assets	1,255,947	508,811	747,136	1,015,635	482,559	533,076
Trademarks and trade names	119,619	—	119,619	119,951	—	119,951
Total permits and other intangible assets	$1,375,566	$508,811	$866,755	$1,135,586	$482,559	$653,027
Amortization expense of permits, customer and supplier relationships, and other intangible assets was $16.7 million and $45.8 million in the three and nine months ended September 30, 2026, respectively. Amortization expense of permits, customer and supplier relationships, and other intangible assets was $13.4 million and $40.5 million in the three and nine months ended September 30, 2025, respectively.

The expected amortization of the net carrying amount of finite-lived intangible assets at September 30, 2026 was as follows (in thousands):

Years Ending December 31,	Expected Amortization
2026 (three months)	$19,888
2027	75,533
2028	65,863
2029	60,257
2030	54,565
Thereafter	471,030
$747,136
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$148,816	$144,689
Accrued insurance	126,077	116,675
Accrued income, real estate, sales and other taxes	93,416	42,082
Accrued interest	29,561	30,893
Accrued other	127,858	107,449
	$525,728	$441,788
The increase in Accrued income, real estate, sales and other taxes is due to higher accrued federal taxes as a result of increased taxable income in the nine months ended September 30, 2026.
(9) CLOSURE AND POST-CLOSURE LIABILITIES
The changes to closure and post-closure liabilities (also referred to as “asset retirement obligations”) from January 1, 2026 through September 30, 2026 were as follows (in thousands):

	Landfill Retirement Liability	Non-Landfill Retirement Liability	Total
Balance at January 1, 2026	$59,763	$75,565	$135,328
Liabilities assumed in acquisitions	—	1,737	1,737
New asset retirement obligations	3,014	—	3,014
Accretion	3,643	4,312	7,955
Changes in estimates recorded to consolidated statement of operations	(1,895)	(1,007)	(2,902)
Changes in estimates recorded to consolidated balance sheet	(1,515)	367	(1,148)
Expenditures	(1,983)	(357)	(2,340)
Currency translation and other	(103)	(699)	(802)
Balance at September 30, 2026	$60,924	$79,918	$140,842
In the nine months ended September 30, 2026, there were no significant benefits or charges resulting from changes in estimates for closure and post-closure liabilities.

(10) REMEDIAL LIABILITIES
The changes to remedial liabilities from January 1, 2026 through September 30, 2026 were as follows (in thousands):

	Remedial Liabilities for Landfill Sites	Remedial Liabilities for Inactive Sites	Remedial Liabilities (Including Superfund) for Non-Landfill Operations	Total
Balance at January 1, 2026	$1,928	$54,523	$38,918	$95,369
Accretion	70	1,690	860	2,620
Changes in estimates recorded to consolidated statement of operations	18	523	143	684
Expenditures	(35)	(3,683)	(3,698)	(7,416)
Currency translation and other	—	5	582	587
Balance at September 30, 2026	$1,981	$53,058	$36,805	$91,844
(11) FINANCING ARRANGEMENTS
Long-term Debt
The following table is a summary of the Company’s long-term debt (in thousands):

	September 30, 2026	December 31, 2025
Current Portion of Long-Term Debt:
Secured senior term loans	$12,600	$12,600

Long-Term Debt:
Secured senior term loans due October 9, 2032 (“2032 Term Loans”)	$1,237,950	$1,247,400
Unsecured senior notes, at 5.125%, due July 15, 2029 (“2029 Notes”)	300,000	300,000
Unsecured senior notes, at 6.375%, due February 1, 2031 (“2031 Notes”)	500,000	500,000
Unsecured senior notes, at 5.750%, due October 15, 2033 (“2033 Notes”)	745,000	745,000
Revolving credit facility	120,000	—
Long-term debt, at par	$2,902,950	$2,792,400
Unamortized debt issuance costs and discount, net	(25,652)	(28,837)
Long-term debt, at carrying value	$2,877,298	$2,763,563
Financing Activities
The Company’s significant financing arrangements are described in Note 11, “Financing Arrangements,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the arrangements described therein as of September 30, 2026. See section “Issuance of 6.250% Unsecured Senior Notes due 2034” below for changes occurring after the balance sheet date.
As of September 30, 2026 and December 31, 2025, the estimated fair value of the Company's outstanding long-term debt, including the current portion, was $2.9 billion and $2.8 billion as of September 30, 2026 and December 31, 2025, respectively. The Company's estimates of fair value of its long-term debt, including the current portion, are based on quoted market prices or other available market data that are considered Level 2 measures according to the fair value hierarchy. Level 2 utilizes quoted market prices in markets that are not active broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency for similar assets and liabilities.
The Company maintains a $600.0 million revolving credit facility. On September 16, 2026, the Company borrowed $120.0 million under its revolving credit facility to partially fund the acquisition of ES&H, with the remainder of the purchase price funded from cash on hand. As of September 30, 2026 and after accounting for the $120.0 million borrowing which remained outstanding, the Company had $335.5 million available to borrow under the revolving credit facility, and outstanding letters of credit were $144.5 million. The Company repaid the outstanding borrowing on October 16, 2026. At December 31, 2025, the revolving credit facility had no outstanding loan balance.

Issuance of 6.250% Unsecured Senior Notes due 2034
On October 1, 2026, the Company issued $600.0 million aggregate principal amount of unsecured senior notes due 2034 (the “2034 Notes”). The 2034 Notes will mature on September 30, 2034. Interest payments on the 2034 Notes will be paid semiannually in arrears, on March 31 and September 30 of each year, commencing on March 31, 2027, at a rate of 6.250% per annum.
The 2034 Notes were issued under an Indenture, dated October 1, 2026 (the “Indenture”) with terms substantially consistent with the Company’s other unsecured senior notes. The Indenture contains various customary non-financial covenants, and the 2034 Notes are guaranteed by substantially all of the Company’s current and future domestic subsidiaries. If a change of control triggering event (as defined in the Indenture) occurs, the Company may be required to offer the holders of the 2034 Notes an opportunity to sell all or part of their 2034 Notes at a purchase price of 101% of the principal amount of the 2034 Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. In addition, if the Company sells assets under certain circumstances, the Company may be required to make an offer to purchase a portion of the 2034 Notes.
At any time prior to September 30, 2029, the Company may on one or more occasions redeem the 2034 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2034 Notes redeemed, plus a “make-whole” premium, as set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after September 30, 2029, the Company may on one or more occasions redeem the 2034 Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to September 30, 2029, the Company may on one or more occasions redeem up to 40% of the aggregate principal amount of the 2034 Notes with an amount equal to or less than the net cash proceeds received by the Company from certain equity offerings at a redemption price equal to 106.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
The Company utilized approximately $470 million of the net proceeds from the offering of the 2034 Notes to finance the purchase price of the Company’s acquisition of EnviroServe and the remainder of the net proceeds were used to repay the $120.0 million borrowing from the revolving credit facility noted above.
Cash Flow Hedges
The Company’s strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements.
In 2022, the Company entered into interest rate swap agreements with a notional amount of $600.0 million (the “2022 Swaps”) to effectively fix the interest rate on $600.0 million principal of variable debt (initially term loans due in 2028 and now the 2032 Term Loans, both of which had SOFR based variable interest payments). Under the terms of the 2022 Swaps, the Company receives interest based upon the variable rates and pays a fixed amount of interest. The 2022 Swaps expire on September 30, 2027. As of September 30, 2026, the effective annual interest rate of the fixed portion of the Term Loan Agreement for the 2032 Term Loans as a result of the 2022 Swaps was 3.46%.
The Company designated the 2022 Swaps as a cash flow hedge at the inception of the agreements. As of September 30, 2026 and December 31, 2025, the Company has recorded a derivative asset with a fair value of $14.8 million and $13.6 million, respectively.
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
The following are computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$208,100	$118,799	$441,765	$304,384
Denominator:
Weighted-average shares outstanding, basic	52,752	53,518	52,812	53,659
Dilutive impact of equity awards	145	195	157	212
Weighted-average shares outstanding, diluted	52,897	53,713	52,969	53,871

Basic earnings per share:	$3.94	$2.22	$8.36	$5.67
Diluted earnings per share:	$3.93	$2.21	$8.34	$5.65
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Antidilutive restricted stock awards	—	2	13	9
Performance stock awards for which performance criteria were not attained at reporting date	140	95	140	95
(13) ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component and related tax impacts for the nine months ended September 30, 2026 were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Unrealized Gain on Fair Value of Interest Rate Hedges	Unrealized Loss on Pension	Total
Balance at January 1, 2026	$(214,514)	$157	$9,933	$(192)	$(204,616)
Other comprehensive (loss) income before reclassifications	(19,698)	(676)	8,927	7	(11,440)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(7,730)	—	(7,730)
Tax benefit (provision)	—	142	(323)	—	(181)
Other comprehensive (loss) income	(19,698)	(534)	874	7	(19,351)
Balance at September 30, 2026	$(234,212)	$(377)	$10,807	$(185)	$(223,967)
The amount realized in the unaudited consolidated statement of operations during the three and nine months ended September 30, 2026, which was reclassified out of accumulated other comprehensive loss, was as follows (in thousands):

Component of Accumulated Other Comprehensive Loss	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Location
Unrealized Gain on Fair Value of Interest Rate Hedges	$2,617	$7,730	Interest expense, net of interest income

(14) STOCK-BASED COMPENSATION
Total stock-based compensation cost recognized for the three and nine months ended September 30, 2026 was $11.7 million and $36.1 million, respectively. Total stock-based compensation cost recognized for the three and nine months ended September 30, 2025 was $8.9 million and $22.6 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2026 was $1.8 million and $5.6 million, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations from stock-based compensation expense for the three and nine months ended September 30, 2025 was $1.5 million and $3.8 million, respectively.
Restricted Stock Awards
The following table summarizes information about restricted stock awards for the nine months ended September 30, 2026:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2026	313,820	$176.06
Granted	86,604	273.83
Vested	(123,840)	166.41
Forfeited	(13,932)	189.14
Balance at September 30, 2026	262,652	$212.15
As of September 30, 2026, there was $40.4 million of total unrecognized compensation cost arising from restricted stock awards. This cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of restricted stock vested during the nine months ended September 30, 2026 and September 30, 2025 was $34.0 million and $29.1 million, respectively.
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
The following table summarizes information about performance stock awards for the nine months ended September 30, 2026:

Performance Stock	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2026	147,404	$182.63
Granted	83,920	260.39
Vested	(27,275)	106.60
Forfeited (1)	(45,079)	189.70
Balance at September 30, 2026	158,970	$234.72
________________
(1)    Includes the forfeiture on March 13, 2026 of 32,918 shares related to the 2024 performance share awards that were not achieved at the threshold level of achievement.
As of September 30, 2026, there was $25.5 million of total unrecognized compensation cost arising from performance stock awards achieved or deemed probable of vesting. This cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of performance awards vested during the nine months ended September 30, 2026 and September 30, 2025 was $8.0 million and $8.7 million, respectively.

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
At September 30, 2026 and December 31, 2025, the Company had recorded reserves of $24.6 million and $16.2 million, respectively, for actual or probable liabilities related to the legal and administrative proceedings in which the Company was then involved, the principal of which are described below. As of September 30, 2026 and December 31, 2025, the $24.6 million and $16.2 million, respectively, of reserves consisted of (i) $10.4 million and $11.4 million, respectively, related to pending legal or administrative proceedings, including Superfund liabilities, which were included in remedial liabilities on the consolidated balance sheets, and (ii) $14.2 million and $4.8 million, respectively, primarily related to federal, state and provincial enforcement actions, which were included in accrued expenses on the consolidated balance sheets.
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
Legal or Administrative Proceedings
As of September 30, 2026, the principal legal and administrative proceedings in which the Company was involved, or which had been terminated during 2026, relate to Safety-Kleen, Inc. (“Safety-Kleen”) product liability cases and Superfund proceedings.
Safety-Kleen Product Liability Cases: Safety-Kleen, which is a legal entity acquired by the Company in 2012, has been named as a defendant in certain product liability cases that are currently pending in various courts and jurisdictions throughout the United States. As of September 30, 2026, there were approximately 90 proceedings (excluding cases that have been settled but not formally dismissed) wherein persons claim personal injury resulting from the use of Safety-Kleen’s parts cleaning equipment or cleaning products. These proceedings typically involve allegations that the solvent used in Safety-Kleen’s parts cleaning equipment contains contaminants and/or that Safety-Kleen’s recycling process does not effectively remove the contaminants that become entrained in the solvent during their use. In addition, certain claimants assert that Safety-Kleen failed to warn adequately the product user of potential risks, including a historic failure to warn that solvent contains trace amounts of toxic or hazardous substances such as benzene.
The Company maintains insurance that it believes will provide coverage for these product liability claims (over amounts accrued for self-insured retentions and deductibles in certain limited cases), except for punitive damages to the extent not insurable under state law or excluded from insurance coverage. The Company historically has vigorously defended, and intends to continue to vigorously defend, itself and the safety of its products against all of these claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2026. From January 1, 2026 to September 30, 2026, 22 product liability claims were settled or dismissed. Due to the nature of these claims and the related insurance, the Company did not incur any expense as insurance provided coverage in full for all such claims. Safety-Kleen may be named in similar, additional lawsuits in the future, including claims for which insurance coverage may not be available.
Superfund Proceedings: The Company has been notified that either the Company or the prior owners of certain facilities the Company has since acquired have been identified as potentially responsible parties (“PRPs”) or potential PRPs, of indemnification obligations in connection with 133 sites that are subject to or are proposed to become subject to proceedings under federal or state Superfund laws. Of the 133 Superfund-related sites, six involve facilities that are now owned or leased by the Company and 127 involve third-party sites that received waste potentially shipped by the Company or the prior owners of certain facilities the Company has since acquired. Of the 127 third-party sites, 30 are now settled, 12 are currently requiring Company expenditures for remediation and 85 are not currently requiring Company expenditures for remediation.
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
Federal, State and Provincial Enforcement Actions
From time to time, the Company pays fines or penalties in regulatory proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 2026, there were two proceedings for which the Company believed it was possible that the fines or penalties could equal or exceed $1.0 million. As of the date of these financial statements, the Company believes that the fines or other penalties in these or any of the other regulatory proceedings will, individually or in the aggregate, not have a material effect on its financial condition, results of operations or cash flows.
(16) SEGMENT REPORTING
Segment reporting is prepared on the same basis that the Company’s chief operating decision maker (the “CODM”), which is a committee composed of the Company’s Co-Chief Executive Officers, manages the business, makes operating decisions and assesses performance. The Company is managed and reports as two operating segments: (i) the Environmental Services segment and (ii) the SKSS segment.
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

The following tables reconcile third-party revenues to direct revenues by reportable segment (in thousands):

	For the Three Months Ended September 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,538,438	$331,011	$1,869,449	$—	$1,869,449
Intersegment revenues (expense), net	12,683	(12,683)	—	—	—
Direct revenues	$1,551,121	$318,328	$1,869,449	$—	$1,869,449

	For the Three Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$1,318,580	$230,757	$1,549,337	$—	$1,549,337
Intersegment revenues (expense), net	12,720	(12,720)	—	—	—
Direct revenues	$1,331,300	$218,037	$1,549,337	$—	$1,549,337

	For the Nine Months Ended September 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$4,225,418	$838,573	$5,063,991	$—	$5,063,991
Intersegment revenues (expense), net	34,792	(34,792)	—	—	—
Direct revenues	$4,260,210	$803,781	$5,063,991	$—	$5,063,991

	For the Nine Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Segment Revenues	Corporate	Total Consolidated Revenues
Third-party revenues	$3,855,677	$675,278	$4,530,955	$186	$4,531,141
Intersegment revenues (expense), net	36,771	(36,771)	—	—	—
Direct revenues	$3,892,448	$638,507	$4,530,955	$186	$4,531,141
The primary financial measure by which the CODM evaluates the performance of its segments is Adjusted EBITDA, which consists of net income plus accretion of environmental liabilities, stock-based compensation, depreciation and amortization, net interest expense and provision for income taxes and excludes other transactions not deemed representative of fundamental segment results and other income, net. Transactions between the segments are accounted for at the Company’s best estimate based on similar transactions with outside customers.
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

The tables below present total Reportable Segment Adjusted EBITDA and the relevant significant segment expenses provided to the CODM by reportable segment (in thousands):

	For the Three Months Ended September 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,551,121	$318,328	$1,869,449
Cost of Revenues	1,014,061	173,343	1,187,404
Selling, General and Administrative Expenses	111,668	18,503	130,171
Total Reportable Segment Adjusted EBITDA	$425,392	$126,482	$551,874

	For the Three Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$1,331,300	$218,037	$1,549,337
Cost of Revenues	871,487	158,545	1,030,032
Selling, General and Administrative Expenses	102,584	18,555	121,139
Total Reportable Segment Adjusted EBITDA	$357,229	$40,937	$398,166

	For the Nine Months Ended September 30, 2026
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$4,260,210	$803,781	$5,063,991
Cost of Revenues	2,810,171	490,618	3,300,789
Selling, General and Administrative Expenses	328,142	60,707	388,849
Total Reportable Segment Adjusted EBITDA	$1,121,897	$252,456	$1,374,353

	For the Nine Months Ended September 30, 2025
	Environmental Services	Safety-Kleen Sustainability Solutions	Total Reportable Segments
Direct Revenues	$3,892,448	$638,507	$4,530,955
Cost of Revenues	2,592,300	476,550	3,068,850
Selling, General and Administrative Expenses	292,134	54,455	346,589
Total Reportable Segment Adjusted EBITDA	$1,008,014	$107,502	$1,115,516

The following table presents Total Reportable Segment Adjusted EBITDA reconciled to income from operations before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Adjusted EBITDA:
Environmental Services	$425,392	$357,229	$1,121,897	$1,008,014
Safety-Kleen Sustainability Solutions	126,482	40,937	252,456	107,502
Total Reportable Segment Adjusted EBITDA	551,874	398,166	1,374,353	1,115,516
Reconciliation to Consolidated Statements of Operations:
Corporate Costs(1)	95,786	78,007	261,387	224,266
Accretion of environmental liabilities	3,531	3,499	10,575	10,710
Stock-based compensation	11,745	8,922	36,141	22,620
Depreciation and amortization	122,703	114,729	360,309	342,994
Income from operations	318,109	193,009	705,941	514,926
Other income, net	(1,524)	(3,517)	(1,223)	(1,982)
Interest expense, net of interest income	37,438	35,700	108,500	108,883
Income from operations before provision for income taxes	$282,195	$160,826	$598,664	$408,025
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
•Safety-Kleen Sustainability Solutions - The Safety-Kleen Sustainability Solutions, or SKSS, segment results are impacted by our customers’ demand for high-quality, environmentally responsible recycled oil products and their demand for our related service and product offerings. SKSS provides collection services for used oil, used oil filters and other automotive related fluids, which allows customers to manage these wastes in a responsible and compliant way while also converting these waste streams into high-quality products for re-use. SKSS offers high-quality recycled base and blended oil products and other automotive and industrial lubricants to end users, including fleet customers, distributors, manufacturers of oil products and industrial plants. Segment results are impacted by market pricing, overall demand and the mix of our oil products sales. Segment results are also predicated on the demand for other SKSS product and service offerings, including collection services for used oil, used oil filters and other automotive fluids. The used oil collected is used as feedstock in our oil re-refining process to produce our base and blended oil products and other hydraulic oils, lubricants and recycled fuel oil or are integrated into our recycling and disposal network. In operating the business and evaluating performance, management tracks the volumes of used oil and other waste streams collected and relative percentages of base and blended oil sales. Management also monitors various pricing metrics associated with the commodity driven margin between product pricing and the overall revenue generation along with related costs. Levels of activity and ultimate performance associated with this segment can be impacted by economic conditions in the manufacturing and automotive services markets; efficiency of our operations; technology, including the increased use of artificial intelligence; weather conditions; changing regulations; competition; and the management of our related operating costs. Overall product pricing as well as revenues generated and/or costs incurred in connection with the collection of used oil and other raw materials associated with the segment’s oil-related products can also be volatile and can be impacted by global events and their relative impact on commodity products and pricing. The overall market price of oil, and regulations that change the possible usage of used oil or burning of used oil as a fuel, impact the premium the segment can charge for used oil collections.
Highlights
Total direct revenues for the three and nine months ended September 30, 2026 were $1,869.4 million and $5,064.0 million, compared with $1,549.3 million and $4,531.1 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, our Environmental Services segment direct revenues increased $219.8 million, or 16.5%, and $367.8 million, or 9.4%, respectively, from the comparable periods in 2025, driven by growth in Field and Emergency Response Services, which benefitted from a large scale emergency response event during these periods, as well as strong contributions from Technical Services and Safety-Kleen branch core services. For the three and nine months ended September 30, 2026, our SKSS segment direct revenues increased $100.3 million or 46.0% and $165.3 million or 25.9%, respectively, from the comparable periods in 2025, driven primarily by higher pricing of base and blended oil products and specialty refinery products.
Income from operations for the three and nine months ended September 30, 2026 was $318.1 million and $705.9 million, as compared with income from operations of $193.0 million and $514.9 million in the three and nine months ended September 30, 2025, respectively. Net income for the three and nine months ended September 30, 2026 was $208.1 million and $441.8 million, increases of 75.2% and 45.1% as compared with net income of $118.8 million and $304.4 million in the three and nine months ended September 30, 2025, respectively.
Adjusted EBITDA, which is the primary financial measure by which we evaluate the operating performance of our segments was $456.1 million for the three months ended September 30, 2026. This result represents a $135.9 million, or 42.5% increase, from the $320.2 million of Adjusted EBITDA generated in the three months ended September 30, 2025. Growth in Adjusted EBITDA versus the comparable period in 2025 was driven by an $85.5 million increase in SKSS segment Adjusted EBITDA and a $68.2 million increase in Environmental Services segment Adjusted EBITDA. For the nine months ended September 30, 2026, Adjusted EBITDA increased $221.7 million, or 24.9%, from $891.3 million for the nine months ended September 30, 2025 to $1,113.0 million for the nine months ended September 30, 2026, led by a $145.0 million increase in SKSS segment Adjusted EBITDA and a $113.9 million increase in Environmental Services segment Adjusted EBITDA. Continued margin expansion in both of our operating segments led to a 370 basis point and 230 basis point increase in Adjusted EBITDA Margin (calculated as a percentage of direct revenues) for the three and nine months ended September 30, 2026, respectively as compared to the prior year periods. Additional information regarding Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP measures, including a reconciliation of net income to Adjusted EBITDA, appears below under “Adjusted EBITDA.”
Net cash from operating activities for the nine months ended September 30, 2026 increased $153.0 million from $511.6 million in 2025 to $664.7 million in 2026, primarily due to higher operating income, partially offset by higher working capital impacts in 2026 as compared to the prior year period. Adjusted free cash flow, which management uses to measure our financial strength and ability to generate cash, was $383.0 million in the nine months ended September 30, 2026, compared to $248.1 million in the same period in 2025, an improvement of $134.9 million, primarily driven by higher cash flows from operating activities. Additional information regarding adjusted free cash flow, which is a non-GAAP measure, including a reconciliation of net cash from operating activities to adjusted free cash flow, appears below under “Adjusted Free Cash Flow.”

Segment Performance
The primary financial measure by which we evaluate the performance of our segments is Adjusted EBITDA. The following table sets forth certain financial information associated with our results of operations (in thousands, except percentages):

	Summary of Operations
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Direct Revenues (1):
Environmental Services	$1,551,121	$1,331,300	$219,821	16.5%	$4,260,210	$3,892,448	$367,762	9.4%
Safety-Kleen Sustainability Solutions	318,328	218,037	100,291	46.0	803,781	638,507	165,274	25.9
Corporate	—	—	—	N/M	—	186	(186)	N/M
Total	1,869,449	1,549,337	320,112	20.7	5,063,991	4,531,141	532,850	11.8
Cost of Revenues (2):
Environmental Services	1,014,061	871,487	142,574	16.4	2,810,171	2,592,300	217,871	8.4
Safety-Kleen Sustainability Solutions	173,343	158,545	14,798	9.3	490,618	476,550	14,068	3.0
Corporate	20,610	18,458	2,152	N/M	47,570	35,021	12,549	N/M
Total	1,208,014	1,048,490	159,524	15.2	3,348,359	3,103,871	244,488	7.9
Selling, General & Administrative Expenses (3):
Environmental Services	111,668	102,584	9,084	8.9	328,142	292,134	36,008	12.3
Safety-Kleen Sustainability Solutions	18,503	18,555	(52)	(0.3)	60,707	54,455	6,252	11.5
Corporate	75,176	59,549	15,627	26.2	213,817	189,431	24,386	12.9
Total	205,347	180,688	24,659	13.6	602,666	536,020	66,646	12.4
Adjusted EBITDA:
Environmental Services	425,392	357,229	68,163	19.1	1,121,897	1,008,014	113,883	11.3
Safety-Kleen Sustainability Solutions	126,482	40,937	85,545	209.0	252,456	107,502	144,954	134.8
Corporate	(95,786)	(78,007)	(17,779)	(22.8)	(261,387)	(224,266)	(37,121)	(16.6)
Total	$456,088	$320,159	$135,929	42.5%	$1,112,966	$891,250	$221,716	24.9%
Adjusted EBITDA as a % of Direct Revenues:
Environmental Services (4)	27.4%	26.8%	0.6%		26.3%	25.9%	0.4%
Safety-Kleen Sustainability Solutions (4)	39.7%	18.8%	20.9%		31.4%	16.8%	14.6%
Corporate (5)	(5.1)%	(5.0)%	(0.1)%		(5.2)%	(4.9)%	(0.3)%
Total	24.4%	20.7%	3.7%		22.0%	19.7%	2.3%
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
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Direct revenues	$1,551,121	$1,331,300	$219,821	16.5%	$4,260,210	$3,892,448	$367,762	9.4%
Environmental Services direct revenues for the three months ended September 30, 2026 increased $219.8 million from the comparable period in 2025. Field and Emergency Response Services revenues increased $168.9 million for the three months ended September 30, 2026 from the comparable period in 2025, driven by incremental revenues from emergency response projects including a large-scale emergency response event that occurred during the period that contributed approximately $120 million of revenues. Revenues from Safety-Kleen core service offerings for the three months ended September 30, 2026 grew by $29.9 million from the comparable period in 2025 due to greater volumes and pricing of our containerized waste, vacuum and parts washer services. Technical Services revenues increased $16.5 million during the three months ended September 30, 2026 driven by higher pricing, including fuel surcharges, and overall greater waste volumes handled. Utilization at our incinerators was 87% in the three months ended September 30, 2026, as compared to 88% in the same period in 2025. Revenues from Industrial Services increased $4.6 million during the three months ended September 30, 2026.
Environmental Services direct revenues for the nine months ended September 30, 2026 increased $367.8 million from the comparable period in 2025. Field and Emergency Response Services revenues increased $189.7 million for the nine months ended September 30, 2026 from the comparable period in 2025 driven by incremental revenues from emergency response projects during the first nine months of 2026 including two large-scale emergency response events. Technical Services revenues for the nine months ended September 30, 2026 increased $120.8 million from the comparable period in the prior year. A PFAS-related filtration project, primarily in the second quarter, contributed over $40 million in revenues during the nine months ended September 30, 2026. The remaining increase in Technical Services revenues was attributable to incremental revenues from pricing, including fuel surcharges, increased volumes handled and additional PFAS-related work. Utilization at our incinerators was 86% in the first nine months of 2026 as compared to 85% in the same period in 2025. Revenues from Safety-Kleen core service offerings for the nine months ended September 30, 2026 grew by $77.0 million from the comparable period in 2025 due to greater volumes and pricing of our containerized waste, vacuum and parts washer services. Partially offsetting the broad revenue growth across the Environmental Services segment was a $17.7 million decrease in Industrial Services revenues, driven by lower demand for industrial maintenance and turnaround services as compared to 2025, with the impact concentrated largely in the first quarter of 2026.
Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Direct revenues	$318,328	$218,037	$100,291	46.0%	$803,781	$638,507	$165,274	25.9%
In the three months ended September 30, 2026, SKSS direct revenues increased $100.3 million compared to the same period in 2025, primarily due to higher market pricing of oil-based products, which drove a $75.2 million and $15.2 million increase in base and blended oil products, respectively. Revenues from the sale of vacuum gas oil and specialty refinery products increased $6.3 million compared to the same period in 2025.

In the nine months ended September 30, 2026, SKSS direct revenues increased $165.3 million compared to the same period in 2025 reflecting higher market pricing of oil-based products. Revenues from the sale of base and blended oil products increased $103.1 million and $22.0 million, respectively, due to this higher pricing as compared to the prior year period. Revenues from used oil collection services increased $24.4 million from the prior year period, attributable to higher pricing for these waste oil collection services. Additionally, revenue from the sale of vacuum gas oil and specialty refinery products increased $10.8 million from the same period in 2025.
Cost of Revenues
We believe disciplined management of operating costs is vital to our ability to remain price competitive. We experience cost pressures across several categories, most notably internal and external labor and benefits, self-insurance claims costs, transportation, maintenance, fuel and other energy-related costs. In addition, we are subject to uncertainty and potential cost increases arising from evolving regulatory and macroeconomic conditions. We aim to offset these increases through continuous cost management and operational efficiency initiatives, including reducing employee turnover and strategically consolidating operations into regional hubs serving multiple business lines. Further, we manage customer pricing strategies which are designed to offset the inflationary impacts on our margins.
We continue to upgrade the quality and efficiency of our services through the development or adoption of new technology, including through the increased use of artificial intelligence, and continued modifications and expansion at our facilities while also leveraging certain fixed costs of our operating infrastructure. We invest in new business opportunities and aggressively implement strategic sourcing and logistics solutions, while also continuing to retain and optimize our workforce and operating structure in an effort to manage our operating margins.
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cost of revenues	$1,014,061	$871,487	$142,574	16.4%	$2,810,171	$2,592,300	$217,871	8.4%
As a % of Direct revenues	65.4%	65.5%	(0.1)%		66.0%	66.6%	(0.6)%
Environmental Services cost of revenues for the three months ended September 30, 2026 increased $142.6 million from the comparable period in 2025, and was relatively flat as a percentage of revenues. Commensurate with the revenue growth in the business, including incremental costs due to the large-scale emergency response events discussed above, labor and benefit related costs increased $75.0 million and equipment and supply costs increased $33.2 million for the three months ended September 30, 2026 as compared to the same period in 2025. Due to higher market-based fuel pricing, transportation and fuel related costs increased $31.3 million during the three months ended September 30, 2026 compared to the same period in 2025.
Environmental Services cost of revenues for the nine months ended September 30, 2026 increased $217.9 million from the comparable period in 2025, but were lower as a percentage of revenues. Commensurate with the revenue growth in the business, including incremental costs due to the large-scale emergency response events discussed above, labor and benefit related costs increased $101.3 million. Due to higher market-based fuel pricing, transportation and fuel-related costs increased $64.3 million during the nine months ended September 30, 2026 compared to the same period in 2025. Also commensurate with the revenue growth in the business, equipment and supply costs increased $53.3 million for the nine months ended September 30, 2026, as compared to the same period in 2025. Revenue growth outpaced cost of revenues growth for the nine-month period and gross margins increased.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cost of revenues	$173,343	$158,545	$14,798	9.3%	$490,618	$476,550	$14,068	3.0%
As a % of Direct revenues	54.5%	72.7%	(18.2)%		61.0%	74.6%	(13.6)%
SKSS cost of revenues for the three months ended September 30, 2026 increased $14.8 million from the comparable period in 2025; however, these costs improved 18.2% as a percentage of revenues. The decrease in cost as a percentage of revenues was driven by the higher pricing for base and blended oil products discussed above. The overall dollar increase was primarily driven by increased transportation and fuel costs due to higher market-based fuel pricing.
SKSS cost of revenues for the nine months ended September 30, 2026 increased $14.1 million from the comparable period in 2025 and improved 13.6% as a percentage of revenues. The decrease as a percentage of revenues was primarily driven by the higher pricing for base and blended oil products discussed above and lower acquisition costs of used oil feedstock. The overall dollar increase was primarily driven by increased transportation and fuel costs due to higher market-based fuel pricing.
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
Environmental Services

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
SG&A expenses	$111,668	$102,584	$9,084	8.9%	$328,142	$292,134	$36,008	12.3%
As a % of Direct revenues	7.2%	7.7%	(0.5)%		7.7%	7.5%	0.2%
Environmental Services SG&A expenses for the three months ended September 30, 2026 increased $9.1 million from the comparable period in 2025 and improved as a percentage of revenues. The increase in SG&A expenses in the three months ended September 30, 2026 was driven by increased labor and benefits related costs of $5.2 million, primarily driven by higher incentive compensation and commission costs commensurate with the increase in revenues. The remaining increase was spread across various cost categories and partially driven by acquisitions completed in 2026.
Environmental Services SG&A expenses for the nine months ended September 30, 2026 increased $36.0 million from the comparable period in 2025. The results for the nine months ended September 30, 2025 include the impact of reducing the estimated costs to remediate a site by approximately $10 million in the first quarter of 2025. Absent this benefit in 2025, the remaining $26.0 million increase was primarily driven by a $13.1 million increase in labor and benefits related costs, driven by higher incentive compensation and commission costs commensurate with the increase in revenues. The remaining increase was spread across various cost categories partially driven by acquisitions completed during the period and higher business activity supporting the increased revenues for the period.

Safety-Kleen Sustainability Solutions

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
SG&A expenses	$18,503	$18,555	$(52)	(0.3)%	$60,707	$54,455	$6,252	11.5%
As a % of Direct revenues	5.8%	8.5%	(2.7)%		7.6%	8.5%	(0.9)%
SKSS SG&A expenses for the three months ended September 30, 2026 remained relatively flat. Labor and benefits related costs, driven by higher commission costs commensurate with the increase in revenues discussed above, were offset by reductions across several cost categories. As a percentage of revenues, these costs improved 2.7% due to the overall increase in segment revenues discussed above.
SKSS SG&A expenses for the nine months ended September 30, 2026 increased $6.3 million as compared to the same period in 2025. This increase was primarily driven by a $3.2 million increase in a legal reserve in the second quarter of 2026 as well as a $2.7 million increase in labor and benefits related costs, driven by higher commission costs commensurate with the increase in revenues discussed above. As a percentage of revenues, these costs improved compared to the prior year period.
Corporate

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
SG&A expenses	$75,176	$59,549	$15,627	26.2%	$213,817	$189,431	$24,386	12.9%
As a % of Total Company Direct revenues	4.0%	3.8%	0.2%		4.2%	4.2%	—%
We manage our Corporate SG&A expenses commensurate with our overall total performance and direct revenues levels. Corporate SG&A expenses for the three months ended September 30, 2026 increased $15.6 million as compared to the same period in the prior year and as a percentage of revenues these costs remained relatively flat. The increase in Corporate SG&A expenses was primarily attributable to a $6.2 million increase in integration and strategic project costs for which we expect to derive long-term benefits. Additionally, labor and benefits related costs increased $3.1 million driven by higher incentive compensation. Severance costs, primarily related to acquisitions, increased $2.3 million. The remaining increases were spread across various cost categories and included additional costs for acquired businesses.
Corporate SG&A expenses for the nine months ended September 30, 2026 increased $24.4 million as compared to the same period in the prior year and as a percentage of revenues these costs remained flat. The increase in Corporate SG&A expenses was primarily attributable to a $13.4 million increase in labor and benefits related costs driven by higher incentive compensation. For the nine months ended September 30, 2026, total integration and strategic project costs were $13.5 million, an increase of $9.1 million from the same period in 2025 primarily due to acquisitions completed in 2026.
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
The following is a reconciliation of net income to Adjusted EBITDA for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income	$208,100	$118,799	$441,765	$304,384
Accretion of environmental liabilities	3,531	3,499	10,575	10,710
Stock-based compensation	11,745	8,922	36,141	22,620
Depreciation and amortization	122,703	114,729	360,309	342,994
Other income, net	(1,524)	(3,517)	(1,223)	(1,982)
Interest expense, net of interest income	37,438	35,700	108,500	108,883
Provision for income taxes	74,095	42,027	156,899	103,641
Adjusted EBITDA	$456,088	$320,159	$1,112,966	$891,250
As a % of direct revenues	24.4%	20.7%	22.0%	19.7%
Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Depreciation of fixed assets and amortization of landfills and finance leases	$106,039	$101,292	$4,747	4.7%	$314,488	$302,532	$11,956	4.0%
Permits and other intangibles amortization	16,664	13,437	3,227	24.0	45,821	40,462	5,359	13.2
Total depreciation and amortization	$122,703	$114,729	$7,974	7.0%	$360,309	$342,994	$17,315	5.0%
Depreciation and amortization for the three and nine months ended September 30, 2026 increased by $8.0 million and $17.3 million respectively from the comparable period in 2025 due to incremental depreciation for assets placed in service to support the growth of the business and higher finance lease amortization. Incremental amortization of intangibles acquired in acquisitions completed during the first nine months of 2026 comprised the majority of the increase in amortization of permits and other intangible assets for the three and nine months ended September 30, 2026.

Interest Expense, Net of Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Interest expense, net of interest income	$37,438	$35,700	$1,738	4.9%	$108,500	$108,883	$(383)	(0.4)%
Interest expense, net of interest income for the three months ended September 30, 2026 increased by $1.7 million, primarily due to lower interest income in the current period.
Interest expense, net of interest income for the nine months ended September 30, 2026 remained relatively consistent with the prior period, primarily due to lower interest rates on our SOFR-based debt, partially offset by lower interest income.
For the remainder of 2026, after adjusting for the financing activities that took place in early October 2026 and the repayment of the revolving credit facility, the weighted average interest rate of our debt portfolio is approximately 5.4%, assuming current rates. For additional information regarding our current portfolio of long-term debt, see Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		2026 over 2025		September 30,		2026 over 2025
(in thousands, except percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Provision for income taxes	$74,095	$42,027	$32,068	76.3%	$156,899	$103,641	$53,258	51.4%
Effective tax rate	26.3%	26.1%	0.2%		26.2%	25.4%	0.8%
For the three months ended September 30, 2026, the provision for income taxes increased $32.1 million compared to the same period in 2025. This increase was driven by higher pre-tax income in the current year period.
For the nine months ended September 30, 2026, the provision for income taxes increased $53.3 million compared to the same period in 2025. This increase was driven by both higher pre-tax income as well as a slightly higher effective tax rate in 2026. In the first quarter of 2025, our effective tax rate was favorably impacted by a one-time tax benefit related to a change in estimate for a remedial liability.
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
Summary of Cash Flow Activity

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash from operating activities	$664,673	$511,632
Net cash used in investing activities	(1,046,609)	(276,587)
Net cash used in financing activities	(15,655)	(166,528)

Net cash from operating activities
Net cash from operating activities for the nine months ended September 30, 2026 was $664.7 million as compared to $511.6 million in the same period of 2025. This $153.0 million increase in operating cash flows was primarily driven by higher operating income. Higher working capital balances for the nine months ended September 30, 2026 compared to the same period in 2025 partially offset these cash flow increases.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $1,046.6 million, an increase of $770.0 million from the comparable period in 2025. This increase was driven by $689.0 million of cash paid in 2026 to acquire certain businesses from Depot Connect International, Terra Nova Solutions, Western Oil, and ES&H as well as a $101.1 million increase in additions to property, plant and equipment, net of proceeds from sale and disposal of fixed assets. Partially offsetting these higher cash outflows was a $21.4 million increase in net cash inflows due to the timing of transactions within our wholly-owned captive insurance company for the nine months ended September 30, 2026 compared to the same period in 2025.
Net cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $15.7 million, as compared to $166.5 million for the nine months ended September 30, 2025, a decrease of $150.9 million. This decrease in cash used in financing activities was driven by $120.0 million in borrowings under our revolving credit facility as well as a $39.9 million reduction in cash paid for repurchases of common stock in 2026. These changes were partially offset by a $13.0 million increase in payments on finance lease liabilities.
Adjusted Free Cash Flow
Management considers adjusted free cash flow, a non-GAAP measure, to be a measure of liquidity that provides useful information to management, creditors and investors about our financial strength and our ability to generate cash. Additionally, adjusted free cash flow is a metric on which a portion of management incentive compensation is based. We define adjusted free cash flow as net cash from operating activities, less additions to property, plant and equipment, plus proceeds from sales or disposals of fixed assets. When necessary, management adjusts for the cash impact of items derived from non-operating activities. Additionally, adjusted free cash flow excludes significant one-time growth investments, as they are not indicative of free cash flow generation for the current period. For 2026, these significant strategic growth investments include current year spend on (i) the multi-year construction of a Solvent De-Asphalting unit, or SDA, adjacent to our East Chicago, Indiana re-refinery, (ii) our multi-year vacuum truck fleet expansion project, (iii) the acquisition and build out of a facility in Compton, California, which we refer to as our L.A. Hub, and (iv) our multi-year investment in specialty assets to support our data center market offering. We expect to spend approximately $50 million, $25 million, $55 million and $15 million, respectively, in 2026 for these projects from which we expect to realize future long-term benefits. In 2025, significant strategic growth investments included spend on the SDA project and the acquisition and build out of a hub facility in Phoenix, Arizona, which we refer to as our Phoenix Hub. Adjusted free cash flow should not be considered an alternative to net cash from operating activities or other measurements under GAAP. Adjusted free cash flow is not calculated identically by all companies, and therefore, our measurements of adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
The following is a reconciliation of net cash from operating activities to adjusted free cash flow for the following periods:

	For the Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash from operating activities	$664,673	$511,632
Additions to property, plant and equipment	(397,480)	(303,169)
Cash investments in strategic growth projects (1)	107,305	24,340
Proceeds from sale and disposal of fixed assets	8,483	15,250
Adjusted free cash flow	$382,981	$248,053
________________
(1)    For 2026 this includes capital investments in the SDA unit, fleet expansion project, the L.A. Hub and the data center market offering, as outlined in the Capital Expenditures table below. For 2025 this includes $12.5 million and $11.8 million of capital investments in the Phoenix Hub and SDA unit, respectively.

Summary of Capital Resources
At September 30, 2026, cash and cash equivalents and marketable securities totaled $516.6 million, which includes cash and cash equivalents held by our U.S. operations of $397.0 million in addition to $119.6 million held by our Canadian subsidiaries. Our U.S. operations had net operating cash flows of $666.0 million for the nine months ended September 30, 2026.
We maintain a $600.0 million revolving credit facility. On September 16, 2026, we borrowed $120.0 million under our revolving credit facility to partially fund the acquisition of ES&H, with the remainder of the purchase price funded from cash on hand. As of September 30, 2026, after accounting for the $120.0 million borrowing that remained outstanding, we had $335.5 million available to borrow under the revolving credit facility, and outstanding letters of credit were $144.5 million. We repaid the outstanding balance on October 16, 2026. At December 31, 2025, the revolving credit facility had no outstanding loan balance.
Material Capital Requirements
Capital Expenditures
Capital expenditures during the first nine months of 2026 were $397.5 million. We anticipate 2026 capital spending, net of disposals, will be in the range of $515.0 million to $575.0 million, including the strategic growth investment spend in 2026 outlined in the table below.
The following table summarizes our current key strategic growth investments:

(in millions, except dates)	2025 Expenditures	First Nine Months of 2026 Expenditures	2026 Expected Expenditures	Expected Full Project Cost	Expected Completion Date
SDA unit	$30.4	$28.4	$50	$210 - 220	2028
Fleet expansion project	—	22.2	25	50	2027
L.A. Hub	—	54.5	55	55	2026
Data center strategy investment	—	2.1	15	70	2028
The four strategic growth investments outlined in the table above are considered projects from which we expect to realize future long-term benefits once placed in service. These are incremental to the capital expenditures needed to maintain current operations.
We anticipate that the remaining 2026 capital spending and future spending for key strategic growth investments will be funded by cash from our operations. Unanticipated changes in environmental regulations could require us to make significant capital expenditures for our facilities and adversely affect our results of operations and cash flow.
Financing Arrangements
Financing arrangements are discussed in Note 11, “Financing Arrangements,” to our unaudited consolidated financial statements included in this report. As discussed therein, we issued $600.0 million aggregate principal amount of 6.250% unsecured senior notes due 2034 in October 2026 to fund our recent acquisitions of EnviroServe and ES&H. Including the impact of the October 2026 financing transaction, the earliest maturity of our debt portfolio is 2029. As of September 30, 2026, our financing arrangements included (i) $1.3 billion of secured senior term loans due 2032, (ii) $300.0 million of 5.125% unsecured senior notes due 2029, (iii) $500.0 million of 6.375% unsecured senior notes due 2031 and (iv) $745.0 million of 5.750% unsecured senior notes due 2033. Also, as noted above, we maintain our $600.0 million revolving credit facility with $120.0 million loans outstanding as of September 30, 2026, which were repaid in October 2026. We will continue to monitor our debt instruments and evaluate opportunities where it may be beneficial to refinance or reallocate the portfolio.
As of September 30, 2026, we were in compliance with the covenants of all of our debt agreements, and we believe we will continue to meet such covenants.
Common Stock Repurchases Pursuant to Publicly Announced Plan
During the three and nine months ended September 30, 2026, we repurchased and retired 81,576 and 252,765 shares, respectively, of our common stock for total expenditures of $25.0 million and $75.0 million, respectively. During the three and nine months ended September 30, 2025, we repurchased and retired 208,206 and 526,336 shares, respectively, of our common stock for total expenditures of $50.0 million and $116.8 million, respectively. On February 18, 2026, our Board of Directors authorized a $350.0 million expansion of our share repurchase program. As of September 30, 2026, $524.4 million remained available for the repurchase of shares.

Environmental Liabilities

(in thousands, except percentages)	September 30, 2026	December 31, 2025	Change	% Change
Closure and post-closure liabilities	$140,842	$135,328	$5,514	4.1%
Remedial liabilities	91,844	95,369	(3,525)	(3.7)
Total environmental liabilities	$232,686	$230,697	$1,989	0.9%
Total environmental liabilities as of September 30, 2026 were $232.7 million, an increase of $2.0 million compared to December 31, 2025. During the nine months ended September 30, 2026, the environmental liability balance increased due to $10.6 million from accretion and $4.8 million from new environmental liabilities. These increases were partially offset by expenditures of $9.8 million and reductions in environmental liability estimates of $3.4 million.
We anticipate our environmental liabilities, substantially all of which we assumed in connection with our acquisitions, will be payable over many years and that cash flow from operations will generally be sufficient to fund the payment of such liabilities when required.
Events not anticipated, such as future changes in environmental laws and regulations, could require that payments to satisfy our environmental liabilities be made earlier or in greater amounts than currently anticipated, which could adversely affect our results of operations, cash flow and financial condition. Conversely, the development of new treatment technologies or other circumstances may arise in the future that may reduce amounts ultimately paid.
Letters of Credit
We obtain standby letters of credit as security for financial assurances we have been required to provide to regulatory bodies for our hazardous waste facilities and which would be called only in the event that we fail to satisfy closure, post-closure and other obligations under the permits issued by those regulatory bodies for such licensed facilities. As of September 30, 2026, we had outstanding letters of credit totaling $144.5 million. See Note 11, “Financing Arrangements,” to the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
In the first nine months of 2026, there were no material changes to the information provided under the heading “Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025. For more information regarding our accounting policies, please refer to Note 2, “Significant Accounting Policies” to the accompanying unaudited consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the first nine months of 2026, there were no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Common Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2026 through July 31, 2026	27,386	$290.26	17,328	$544,384
August 1, 2026 through August 31, 2026	65,556	311.52	64,248	524,384
September 1, 2026 through September 30, 2026	1,428	313.83	—	524,384
Total	94,370	$305.25	81,576
    ________________
(1)    Includes 12,794 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock granted to our employees under our equity incentive plans.
(2)    The average price paid per share of common stock repurchased under our stock repurchase program includes the commissions paid to brokers.
(3)    On February 18, 2026, we announced that our Board of Directors had authorized a $350.0 million expansion of our share repurchase program. As of September 30, 2026, the amount available for repurchase under the expanded Board-approved plan was $524.4 million. We have funded and intend to fund the repurchases through available cash resources. The stock repurchase program authorizes us to purchase our common stock on the open market or in privately negotiated transactions periodically in a manner that complies with applicable U.S. securities laws. The number of shares purchased and the timing of the purchases has depended and will depend on several factors, including share price, cash required for business plans, trading volume and other conditions. As part of our share repurchase program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Exchange Act. During the three months ended September 30, 2026, we repurchased 17,328 shares under the Rule 10b5-1 plan. We have no obligation to repurchase stock under this program and may suspend or terminate the repurchase program at any time.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f)) of Clean Harbors, Inc. adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Disclosure in Lieu of Current Report on Form 8-K
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:
On October 28, 2026, the Company announced that Eric W. Gerstenberg, currently Co-Chief Executive Officer and Co-President of the Company, will serve as sole Chief Executive Officer and President (and, as a result, as the sole “principal executive officer” of the Company), effective as of January 1, 2027. Mr. Gerstenberg’s biographical information is set forth in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2026, and such information is incorporated herein by reference. In connection with the transition, and as of January 1, 2027, Mr. Gerstenberg will receive an annual base salary of $1,200,000, a target annual incentive cash opportunity equal to 150% of his annual base salary, and an annual long-term incentive with a target value of $8,000,000 (consisting of 60% performance-based restricted stock and 40% time-based restricted stock). In addition, upon the start date in his new role, Mr. Gerstenberg will receive a one-time restricted stock award with a target value of $5,000,000. Such restricted stock award will cliff vest on the fifth anniversary of the grant date, subject to Mr. Gerstenberg’s continued employment with the Company through such date, and will include a relative total shareholder return performance modifier. There are no other arrangements or understandings between Mr. Gerstenberg and any other person pursuant to which Mr. Gerstenberg was named as sole Chief Executive Officer and President of the Company. Mr. Gerstenberg is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K.
Michael L. Battles, currently Co-Chief Executive Officer and Co-President of the Company, will transition from such roles, effective as of December 31, 2026. In connection with the transition, on October 26, 2026, Mr. Battles entered into a Retirement and Transition Agreement with the Company (the “Retirement Agreement”), which constituted notice of his retirement in accordance with the Company’s retirement policy, with a retirement date of December 31, 2027. During 2027, Mr. Battles will serve as a part-time employee of the Company in a Senior Advisor role reporting to the Company’s Board of Directors (the “Board”) and providing strategic advice and transition assistance as requested and, in such capacity, he will receive an annual base salary of $200,000. Mr. Battles will remain eligible to receive an annual bonus under the Company’s Management Incentive Plan (the “MIP”) for the 2026 plan year consistent with other senior executives of the Company and, while he remains an employee of the Company, his existing restricted stock awards will be eligible for continued vesting in accordance with their terms. Mr. Battles will not be eligible to participate in the MIP for the 2027 plan year or receive an annual equity award during 2027. In accordance with the terms of the Company’s retirement policy, if Mr. Battles satisfies the conditions set forth in the Retirement Agreement, he will be entitled to the accelerated vesting of 75% of any unvested time-based restricted stock awards and earned but unvested performance-based restricted stock awards outstanding as of his retirement date. All other restricted stock awards held by Mr. Battles that remain unvested as of his retirement date will be forfeited. The Retirement Agreement also contains a reaffirmation of Mr. Battles’ confidentiality obligations to the Company and other restrictive covenants, as well as a general release of claims by Mr. Battles. The foregoing description of the Retirement Agreement is qualified in its entirety by reference to the full text of the Retirement Agreement, a copy of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2026.
In addition, on October 26, 2026, Mr. Battles resigned from the Board, effective as of December 31, 2026.

ITEM 6.    EXHIBITS

Item No.	Description

4.1
Indenture, dated October 1, 2026, among Clean Harbors, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2026).

4.2	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2026).

31.1+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Michael L. Battles

31.2+	Rule 13a-14a/15d-14(a) Certification of the Co-CEO Eric W. Gerstenberg

31.3+	Rule 13a-14a/15d-14(a) Certification of the CFO Eric J. Dugas

32†	Section 1350 Certifications

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
________________
+ Filed herewith.
† Furnished herewith.

CLEAN HARBORS, INC. AND SUBSIDIARIES
SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN HARBORS, INC.

		By:	/s/ MICHAEL L. BATTLES
Michael L. Battles
Co-Chief Executive Officer and Co-President

Date:	October 28, 2026

		By:	/s/ ERIC W. GERSTENBERG
Eric W. Gerstenberg
Co-Chief Executive Officer and Co-President

Date:	October 28, 2026

		By:	/s/ ERIC J. DUGAS
Eric J. Dugas
Executive Vice President and Chief Financial Officer

Date:	October 28, 2026